Form 10-Q
period 1996-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 1996-05-15
CIK 1001082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26176

                      ECHOSTAR COMMUNICATIONS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                  88-0336997
   (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

       90 INVERNESS CIRCLE EAST
         ENGLEWOOD, COLORADO                            80112
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                (303) 799-8222
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES __X__   NO ______

      ON MAY 13, 1996, REGISTRANT'S OUTSTANDING VOTING COMMON STOCK CONSISTED OF 10,637,965 SHARES OF CLASS A COMMON STOCK, 29,804,401 SHARES OF CLASS B COMMON STOCK AND 1,616,681 SHARES OF SERIES A CONVERTIBLE PREFERRED STOCK, EACH $0.01 PAR VALUE.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                 PAGE
                                                                                ----
          Item 1.   Consolidated Financial Statements:

                    Balance Sheets as of December 31, 1995
                       and March 31, 1996 (Unaudited) . . . . . . . . . . . .     1

                    Statements of Income for the three months
                       ended March 31, 1995 and 1996 (Unaudited). . . . . . .     2

                    Statements of Cash Flows for the three months
                       ended March 31, 1995 and 1996 (Unaudited). . . . . . .     3

                    Condensed Notes to Financial Statements (Unaudited) . . .     5

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations . . .    14


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .    21

          Item 4.   Submission of Matters to a Vote of
                       Security Holders . . . . . . . . . . . . . . . . . . .    21

          Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    22

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                             ASSETS

                                                                     December 31,     March 31,
                                                                         1995           1996
                                                                     ------------    -----------
                                                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . .      $ 21,754        $164,813
     Marketable investment securities . . . . . . . . . . . . . .        15,670             212
     Trade accounts receivable, net . . . . . . . . . . . . . . .         9,179          10,072
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        38,769          27,298
     Income tax receivable. . . . . . . . . . . . . . . . . . . .         3,554           4,806
     Deferred tax assets. . . . . . . . . . . . . . . . . . . . .         1,779           3,973
     Other current assets . . . . . . . . . . . . . . . . . . . .        13,037          15,468
                                                                       --------        --------
                     Total current assets . . . . . . . . . . . .       103,742         226,642
RESTRICTED CASH AND MARKETABLE SECURITIES:
     1994 Notes escrow  . . . . . . . . . . . . . . . . . . . . .        73,291          63,617
     1996 Notes escrow  . . . . . . . . . . . . . . . . . . . . .            --         169,970
     Other    . . . . . . . . . . . . . . . . . . . . . . . . . .        26,400          41,900
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . .       354,000         359,821
OTHER NONCURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .        65,658         102,721
                                                                       --------        --------
                     Total assets   . . . . . . . . . . . . . . .      $623,091        $964,671
                                                                       --------        --------
                                                                       --------        --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable . . . . . . . . . . . . . . . . . . .      $ 19,063        $ 13,599
     Deferred programming revenue . . . . . . . . . . . . . . . .         5,563           7,416
     Accrued expenses and other current liabilities . . . . . . .        21,335           7,072
     Notes payable and current portion of long-term debt  . . . .         4,782           4,783
                                                                       --------        --------
                     Total current liabilities  . . . . . . . . .        50,743          32,870
LONG-TERM DEFERRED PROGRAMMING REVENUE  . . . . . . . . . . . . .            --           3,790
1994 NOTES, net . . . . . . . . . . . . . . . . . . . . . . . . .       382,218         395,333
1996 NOTES, net . . . . . . . . . . . . . . . . . . . . . . . . .            --         350,890
LONG-TERM MORTGAGE DEBT AND NOTE PAYABLE, excluding current
  portion . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,444          32,421
                                                                       --------        --------
                     Total liabilities  . . . . . . . . . . . . .       466,405         815,304
                                                                       --------        --------


COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
     Preferred Stock, 20,000,000 shares authorized, 1,616,681
       shares of Series A Cumulative Preferred Stock issued and
       outstanding, including accrued dividends of $2,143,000 and
       $2,444,000, respectively . . . . . . . . . . . . . . . . .        17,195          17,496
     Class A Common Stock, $.01 par value, 200,000,000 shares
       authorized, 10,535,003 and 10,621,116 shares issued and
       outstanding, respectively. . . . . . . . . . . . . . . . .           105             106
     Class B Common Stock, $.01 par value, 100,000,000 shares
       authorized, 29,804,401 shares issued and outstanding . . .           298             298
     Common Stock Purchase Warrants . . . . . . . . . . . . . . .           714              20
     Class C Common Stock, 100,000,000 shares authorized, none
       outstanding  . . . . . . . . . . . . . . . . . . . . . . .            --              --
     Additional paid-in capital . . . . . . . . . . . . . . . . .       151,674         152,487
     Unrealized holding gains on available-for-sale securities,
       net of deferred taxes  . . . . . . . . . . . . . . . . . .           239              21
     Retained earnings (deficit)  . . . . . . . . . . . . . . . .       (13,539)        (21,061)
                                                                       --------        --------
                     Total stockholders' equity   . . . . . . . .       156,686         149,367
                                                                       --------        --------
                     Total liabilities and stockholders' equity .      $623,091        $964,671
                                                                       --------        --------
                                                                       --------        --------

               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             ------------------
                                                                              1995        1996
                                                                              ----        ----
REVENUE:
  DTH products and technical services   . . . . . . . . . . . . . . .        $36,277   $ 36,741
  Programming   . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,871      3,913
  Loan origination and participation income   . . . . . . . . . . . .            265        813
                                                                             -------   --------
         Total revenue  . . . . . . . . . . . . . . . . . . . . . . .         40,413     41,467
                                                                             -------   --------

EXPENSES:
  DTH products and technical services   . . . . . . . . . . . . . . .         29,445     32,750
  Programming   . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,432      3,283
  Selling, general and administrative   . . . . . . . . . . . . . . .          7,871     10,733
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .            363      3,330
                                                                             -------   --------
         Total expenses   . . . . . . . . . . . . . . . . . . . . . .         41,111     50,096
                                                                             -------   --------

OPERATING LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (698)    (8,629)
                                                                             -------   --------

OTHER INCOME (EXPENSE):
  Interest income   . . . . . . . . . . . . . . . . . . . . . . . . .          3,638      2,677
  Interest expense, net of amounts capitalized  . . . . . . . . . . .         (6,563)    (6,043)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             28        (17)
                                                                             -------   --------
         Total other income (expense)   . . . . . . . . . . . . . . .         (2,897)    (3,383)
                                                                             -------   --------
NET LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . .         (3,595)   (12,012)
BENEFIT FOR INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .          1,355      4,791
                                                                             -------   --------
NET LOSS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(2,240)  $ (7,221)
                                                                             -------   --------
                                                                             -------   --------

NET LOSS ATTRIBUTABLE TO COMMON SHARES  . . . . . . . . . . . . . . .        $(2,541)  $ (7,522)
                                                                             -------   --------
                                                                             -------   --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .  . . . . . . . . . . . .         33,544     40,376
                                                                             -------   --------
                                                                             -------   --------

LOSS PER COMMON AND COMMON EQUIVALENT SHARE . . . . . . . . . . . . .        $ (0.08)  $  (0.19)
                                                                             -------   --------
                                                                             -------   --------


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                      ---------------------
                                                                                        1995         1996
                                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (2,240)   $  (7,221)
  Adjustments to reconcile net loss to net cash flows from
    operating activities --
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        363        3,330
      Provision for doubtful accounts   . . . . . . . . . . . . . . . . . . . . . .        111          621
      Benefit for deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . .     (2,493)      (1,371)
      Amortization of deferred debt issuance costs on 1994 Notes  . . . . . . . . .        315          315
      Amortization of discount on 1994 Notes, net of amounts capitalized  . . . . .      6,131        4,189
      Amortization of discount on 1996 Notes, net of amounts capitalized  . . . . .         --          843
      Equity in (earnings) losses of joint venture  . . . . . . . . . . . . . . . .        (15)          25
      Change in reserve for excess and obsolete inventory . . . . . . . . . . . . .        233          227
      Long-term deferred programming revenue  . . . . . . . . . . . . . . . . . . .         --        3,790
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26         (163)
      Changes in working capital items --
        Trade accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .       (728)      (1,514)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,238)      11,244
        Income tax receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .         --       (1,252)
        Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (730)      (2,431)
        Liability under cash management program   . . . . . . . . . . . . . . . . .        (57)          --
        Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,061)      (5,464)
        Deferred programming revenue  . . . . . . . . . . . . . . . . . . . . . . .       (657)       1,853
        Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,221           97
        Other current liabilities   . . . . . . . . . . . . . . . . . . . . . . . .         38          640
                                                                                      --------    ---------
          Net cash flows from operating activities  . . . . . . . . . . . . . . . .     (3,781)       7,758
                                                                                      --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities   . . . . . . . . . . . . . . . . .    (15,211)          (2)
  Sales of marketable investment securities   . . . . . . . . . . . . . . . . . . .     27,777       15,479
  Purchases of restricted marketable investment securities  . . . . . . . . . . . .         --      (15,500)
  Purchases of property and equipment   . . . . . . . . . . . . . . . . . . . . . .       (538)      (2,715)
  Offering proceeds and investment earnings placed in escrow  . . . . . . . . . . .     (2,714)    (178,452)
  Funds released from escrow accounts   . . . . . . . . . . . . . . . . . . . . . .     16,257       17,785
  Investment in convertible subordinated debentures from DBSI   . . . . . . . . . .         --       (3,000)
  Long-term note receivable from DBSC   . . . . . . . . . . . . . . . . . . . . . .         --       (7,500)
  Expenditures for satellite systems under construction   . . . . . . . . . . . . .    (19,621)     (13,292)
  Deposit on FCC authorization  . . . . . . . . . . . . . . . . . . . . . . . . . .         --      (10,459)
  Expenditures for FCC authorizations   . . . . . . . . . . . . . . . . . . . . . .         --       (3,177)
                                                                                      --------    ---------
          Net cash flows from investing activities  . . . . . . . . . . . . . . . .      5,950     (200,833)
                                                                                      --------    ---------


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                      ---------------------
                                                                                        1995         1996
                                                                                        ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage indebtedness and note payable  . . . . . . . . . . . . . .   $    (57)   $  (1,022)
  Stock options exercised   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          113
  Net proceeds from issuance of 1996 Notes  . . . . . . . . . . . . . . . . . . . .         --      337,043
                                                                                      --------    ---------
          Net cash flows from financing activities  . . . . . . . . . . . . . . . .        (57)     336,134
                                                                                      --------    ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .      2,112      143,059
CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . . . . . . . . . . . .     17,506       21,754
                                                                                      --------    ---------
CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . . . . . . . . . . . .   $ 19,618    $ 164,813
                                                                                      --------    ---------
                                                                                      --------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized  . . . . . . . . . . . . . . .   $    106    $     354
  Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         39           --
  Cumulative Series A Preferred Stock dividends   . . . . . . . . . . . . . . . . .        301          301
  Satellite launch payment for EchoStar II applied to EchoStar I launch . . . . . .         --       15,000
  Employee incentives funded by issuance of Class A Common Stock  . . . . . . . . .         --            7


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND MARCH 31, 1996


(1) ORGANIZATION AND PRESENTATION OF FINANCIAL STATEMENTS

   EchoStar Communications Corporation ("EchoStar") successfully launched its first direct broadcast satellite ("DBS"), EchoStar I, in December 1995 and, on March 4, 1996, began broadcasting its DBS programming (the "Dish Network-SM-") to the entire continental United States. The Dish Network-SM- currently includes over 100 channels of high quality digital video and audio programming and will expand to approximately 200 digital video and audio channels following the successful launch of a second DBS satellite, DirectSat I ("EchoStar II"), currently scheduled in the fall of 1996.

   In addition to its DBS business, EchoStar is engaged in the design, manufacture, distribution and installation of satellite direct to home ("DTH") products, domestic distribution of DTH programming and consumer financing of EchoStar's domestic DTH products and services.

   In January 1996, EchoStar formed a wholly owned subsidiary, EchoStar Satellite Broadcasting Corporation ("ESB"), for the purpose of completing a private offering (the "1996 Notes Offering"), pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), resulting in net proceeds of approximately $337.0 million. The 1996 Notes Offering was consummated in March 1996. Proceeds from the 1996 Notes Offering will be used for: (i) continued development, marketing and distribution of the Dish Network-SM-;
(ii) EchoStar's purchase of DBS frequencies at 148DEG. WL; (iii) construction, launch and insurance of EchoStar III and EchoStar IV; (iv) additional launch costs of EchoStar II; and (v) other general corporate purposes. The additional frequencies were acquired by EchoStar at a public auction held by the Federal Communications Commission ("FCC") in January 1996 (the "FCC Auction"). In connection with the 1996 Notes Offering, EchoStar contributed all of the outstanding capital stock of its wholly owned subsidiary, Dish, Ltd., to ESB. This transaction has been accounted for as a reorganization of entities under common control whereby Dish, Ltd. has been treated as the predecessor to ESB. ESB is subject to all, and EchoStar is subject to certain of, the terms and conditions of the Indenture related to the 1996 Notes (the "1996 Notes Indenture"). On April 24, 1996, ESB filed a Registration Statement on Form S-1 under the Securities Act to exchange the 1996 Notes for publicly registered notes.

   In June 1995, EchoStar completed an offering of its Class A Common Stock, resulting in net proceeds of approximately $63.0 million (the "Equity Offering"). Dish Ltd. owns the majority of EchoStar's operating subsidiaries. In June 1994, Dish, Ltd. completed an offering of 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and Warrants (collectively, the "1994 Notes Offering"), resulting in net proceeds of approximately $323.3 million. Dish Ltd. and most of its subsidiaries are subject to the terms and conditions of the Indenture related to the 1994 Notes (the "1994 Notes Indenture").

   Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include EchoStar and all of its direct and indirect wholly owned subsidiaries.

   The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Combined and Consolidated Financial Statements and footnotes thereto included in EchoStar Communications

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

SIGNIFICANT RISKS AND UNCERTAINTIES

   Execution of EchoStar's business strategy to launch and operate DBS satellites has dramatically changed its operating results and financial position. As of March 31, 1996, EchoStar expects to expend approximately an additional $520 million through 1999 to build, launch and support its first four satellites (Note 6), assuming receipt of all required FCC licenses and permits. EchoStar consummated the 1994 Notes Offering, the 1996 Notes Offering and the Equity Offering to satisfy these capital requirements. Annual interest expense on the 1994 and 1996 Notes and depreciation of the investment in the satellites and related assets will each be of a magnitude that exceeds historical levels of income before taxes. Beginning in 1995 EchoStar reported significant net losses and expects net losses to continue for the foreseeable future. EchoStar's plans also include the construction and launch of two fixed service satellites, additional DBS satellites and marketing campaigns (including receiver subsidization if market conditions warrant) to promote its DBS products and services. EchoStar may need to raise significant additional funds for construction and launch of additional satellites, and there can be no assurance that necessary funds will be available or, if available, that they will be available on terms favorable to EchoStar. However, management believes, but can give no assurance, that demand for its DBS products and services will result in sufficient cash flow which, together with other sources of capital, will be sufficient to satisfy future planned expenditures.
 Significant delays or launch failures in EchoStar's satellite launch program may have significant adverse consequences to EchoStar's operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. Actual results could differ from those estimates.

(2) SUPPLEMENTAL ANALYSIS

CASH AND CASH EQUIVALENTS

   EchoStar considers all liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Cash equivalents as of December 31, 1995, and March 31, 1996 consist of money market funds, corporate notes and commercial paper stated at cost which equates to market value.

RESTRICTED CASH AND MARKETABLE SECURITIES

   EchoStar classifies all marketable investment securities as available-for-sale. Accordingly, these investments are reflected at market value based on quoted market prices. Related unrealized gains and losses are reported as a separate component of stockholders' equity, net of related deferred income taxes. The specific identification method is used to determine cost in computing realized gains and losses.

   Restricted Cash and Marketable Securities in Escrow Accounts as reflected on the accompanying balance sheets represent the remaining net proceeds received from the 1994 Notes Offerings, and a portion of the proceeds from the 1996 Notes Offering, plus interest earned, less amounts expended to date in connection with the development, construction and launch of the Dish Network-SM-. These proceeds are held in separate escrow accounts (the "1994 Escrow Account" and the "1996 Escrow Account", respectively) for the benefit of the holders of the 1994 and 1996 Notes and are invested in certain debt and other marketable securities, as permitted by the respective Indentures, until disbursed for the express purposes identified in the 1994 Notes Offering Prospectus and the 1996 Notes Offering Memorandum, as the case may be.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


   Other Restricted Cash includes $11.4 million to satisfy certain covenants regarding launch insurance required by the 1994 Notes Indenture. EchoStar is required to maintain launch insurance and Restricted Cash totalling $225.0 million for each of EchoStar I and EchoStar II. EchoStar has obtained $219.3 million of launch insurance on each satellite, and, together with the cash segregated and reserved on the accompanying balance sheets, has satisfied its insurance obligations under the 1994 Notes Indenture. In addition, as of March 31, 1996, $15.0 million was in an escrow account established pursuant to a DBS satellite receiver manufacturing contract for payment to the manufacturer as certain milestones are reached and $15.5 million was in an escrow account for the purpose of cash collateralizing certain standby letters of credit (Note
4). The major components of Restricted Cash and Marketable Securities are as follows (in thousands):


                                                    DECEMBER 31, 1995                            MARCH 31, 1996
                                     --------------------------------------------    ------------------------------------
                                                        UNREALIZED                                  UNREALIZED
                                         AMORTIZED        HOLDING       MARKET         AMORTIZED      HOLDING     MARKET
                                           COST            GAIN         VALUE            COST          GAIN       VALUE
                                           ----            ----         -----            ----          ----       -----
   Commercial paper . . . . . . . .      $66,214           $ --        $66,214         $ 70,600        $ --      $ 70,600
   Government bonds . . . . . . . .       32,904            420         33,324          204,411          49       204,460
   Accrued interest . . . . . . . .          153             --            153              427          --           427
                                         -------           ----        -------         --------        ----      --------
                                         $99,271           $420        $99,691         $275,438        $ 49      $275,487
                                         -------           ----        -------         --------        ----      --------
                                         -------           ----        -------         --------        ----      --------


INVENTORIES

   Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out ("FIFO") method. Proprietary products are manufactured by outside suppliers to EchoStar's specifications. EchoStar also distributes non-proprietary products purchased from other manufacturers. Manufactured inventories include materials, labor and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. The major components of inventory were as follows (in thousands):

                                                        DECEMBER 31,   MARCH 31,
                                                           1995          1996
                                                        ------------   ---------
Finished goods . . . . . . . . . . . . . . . . . . . .     $20,458      $17,957
DBS receiver components  . . . . . . . . . . . . . . .       9,615        9,728
Competitor DBS Receivers . . . . . . . . . . . . . . .       9,404          559
Spare parts . . . . . . . . . . . . . . . . . . . . . .      2,089        2,078
Reserve for excess and obsolete inventory . . . . . . .     (2,797)      (3,024)
                                                           -------      -------
                                                           $38,769      $27,298
                                                           -------      -------
                                                           -------      -------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   The composition of accrued expenses and other current liabilities is as follows (in thousands):

                                                        DECEMBER 31,   MARCH 31,
                                                            1995          1996
                                                        ------------   ---------
Accrued EchoStar I launch costs  . . . . . . . . . . .    $15,000        $   --
Accrued expenses . . . . . . . . . . . . . . . . . . .      3,850         3,947
Reserve for warranty costs . . . . . . . . . . . . . .      1,013         1,013
Other  . . . . . . . . . . . . . . . . . . . . . . . .      1,472         2,112
                                                          -------        ------
                                                          $21,335        $7,072
                                                          -------        ------
                                                          -------        ------

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost less accumulated depreciation. Cost includes interest capitalized on the EchoStar DBS System during construction at EchoStar's effective borrowing rate. The major components of property and equipment were as follows (in thousands):


                                                  ESTIMATED
                                                 USEFUL LIFE     DECEMBER 31,   MARCH 31,
                                                  (IN YEARS)         1995          1996
                                                 -----------     ------------   ---------
   Construction in progress . . . . . . . . .        --            $303,174      $107,912
   EchoStar I satellite . . . . . . . . . . .        10                  --       198,143
   Furniture, fixtures and equipment  . . . .       2-12             17,163        21,329
   Buildings and improvements . . . . . . . .       7-40             21,006        21,109
   Tooling and other  . . . . . . . . . . . .        2                2,039         3,470
   Land . . . . . . . . . . . . . . . . . . .        --               1,613         1,613
   Vehicles . . . . . . . . . . . . . . . . .        7                1,310         1,325
   Furniture and equipment held for sale  . .                        17,062        17,614
   Computer equipment held for sale . . . . .                           902           885
                                                                   --------      --------
          Total property and equipment  . . .                       364,269       373,400
   Less-Accumulated depreciation  . . . . . .                       (10,269)      (13,579)
                                                                   --------      --------
          Net property and equipment  . . . .                      $354,000      $359,821
                                                                   --------      --------
                                                                   --------      --------


   Construction in progress includes capitalized costs related to the construction and launch of EchoStar II, which is scheduled for launch in the fall of 1996 and DBSC I ("EchoStar III") which is scheduled for launch prior to the end of 1997.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


   Construction in progress consisted of the following (in thousands):


                                                             DECEMBER 31,   MARCH 31,
                                                                 1995          1996
                                                             ------------   ---------
   Progress amounts for satellite construction, launch,
    launch insurance, capitalized interest, launch and
    in-orbit tracking, telemetry and control services:
           EchoStar I  . . . . . . . . . . . . . . . . . .     $193,629     $     --
           EchoStar II . . . . . . . . . . . . . . . . . .       88,634       81,133
           EchoStar III launch . . . . . . . . . . . . . .       20,801        5,058
           EchoStar IV launch  . . . . . . . . . . . . . .           --       21,532
           Other . . . . . . . . . . . . . . . . . . . . .          110          189
                                                               --------     --------
                                                               $303,174     $107,912
                                                               --------     --------
                                                               --------     --------


OTHER NONCURRENT ASSETS

   The major components of other noncurrent assets were as follows (in thousands):


                                                         DECEMBER 31,   MARCH 31,
                                                             1995          1996
                                                         ------------   ---------
   Long-term note receivable from DBSC . . . . . . . .     $16,000       $ 23,500
   FCC authorizations, net of amortization . . . . . .      11,309         15,288
   1996 Notes deferred debt issuance costs,
    net of amortization  . . . . . . . . . . . . . . .          --         13,004
   1994 Notes deferred debt issuance costs . . . . . .      10,622         10,307
   Deferred tax assets, net  . . . . . . . . . . . . .      12,109         11,420
   Deposit on FCC authorization  . . . . . . . . . . .          --         10,459
   SSET convertible subordinated debentures and
    accrued interest . . . . . . . . . . . . . . . . .       9,610          9,758
   Investment in DBSC  . . . . . . . . . . . . . . . .       4,111          4,086
   DBSI convertible subordinated debentures  . . . . .       1,000          4,000
   Other, net  . . . . . . . . . . . . . . . . . . . .         897            899
                                                           -------       --------
                                                           $65,658       $102,721
                                                           -------       --------
                                                           -------       --------


   EchoStar presently owns approximately 40% of the outstanding common stock of Direct Broadcasting Satellite Corporation ("DBSC"). DBSC's principal assets include an FCC conditional satellite construction permit and specific orbital slot assignments for eleven DBS frequencies at 61.5DEG. WL and eleven DBS frequencies at 175DEG. WL (the "DBS Rights"). EchoStar intends to merge DBSC with Direct Broadcasting Satellite Corporation ("New DBSC"), a wholly owned subsidiary of EchoStar (the "DBSC Merger"). The DBSC Merger has been approved by DBSC shareholders but will not be consummated until the FCC has approved the DBSC Merger. Although no assurances can be given, EchoStar expects the FCC to issue an order with respect to the DBSC Merger in the near future.
Assuming FCC approval of the DBSC Merger, EchoStar will hold, through New DBSC, DBSC's DBS Rights. On April 16, 1996, EchoStar filed a Registration Statement on Form S-4 under the Securities Act covering 658,000 shares of EchoStar Class A Common Stock that are intended to be issued in connection with the DBSC Merger.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


EARNINGS PER SHARE

   Earnings per share have been calculated based on the weighted average number of shares of common stock issued and outstanding and, if dilutive, common stock equivalents (warrants and employee stock options) during the three months ended March 31, 1995 and 1996. Net loss has been adjusted for cumulative dividends on the 8% Series A Cumulative Preferred Stock.

(3) LONG-TERM DEBT

1994 NOTES

   On June 7, 1994, Dish, Ltd. completed the 1994 Notes Offering of 624,000 units consisting of $624.0 million aggregate principal amount of the 1994 Notes and 3,744,000 Warrants. The 1994 Notes Offering resulted in net proceeds to Dish, Ltd. of approximately $323.3 million. Interest on the 1994 Notes currently is not payable in cash but accrues through June 1, 1999, with the 1994 Notes accreting to $624.0 million by that date. Thereafter, interest on the 1994 Notes will be payable in cash semi-annually on June 1 and December 1 of each year, commencing December 1, 1999. At March 31, 1996, the 1994 Notes were reflected in the accompanying financial statements at $395.3 million, net of unamortized discount of $228.7 million.

1996 NOTES

   On March 25, 1996, ESB completed the 1996 Notes Offering consisting of $580.0 million aggregate principal amount of the 1996 Notes. The 1996 Notes Offering resulted in net proceeds to ESB of approximately $337.0 million. Interest on the 1996 Notes currently is not payable in cash but accrues through March 15, 2000, with the 1996 Notes accreting to $580.0 million by that date. Thereafter, interest on the 1996 Notes will be payable in cash semi-annually on March 15 and September 15 of each year, commencing September 15, 2000. At March 31, 1996, the 1996 Notes were reflected in the accompanying financial statements at $350.9 million, net of unamortized discount of $229.1 million.

(4) BANK CREDIT FACILITY AND LETTERS OF CREDIT

   On May 6, 1994, the principal subsidiaries of EchoStar, except EchoStar Satellite Corporation ("ESC") (the "Borrowers"), entered into an agreement with Bank of America Illinois, to provide a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. The Credit Facility expired in May 1996 and EchoStar does not currently intend to arrange a new credit facility. Instead, EchoStar is using available cash to collateralize its letter of credit obligations, which have historically been the only significant use of the Credit Facility. At March 31, 1996, EchoStar had cash collateralized $15.5 million of certain standby letters of credit for trade purchases which is included in restricted cash and marketable securities in the accompanying financial statements (Note 2).

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


(5) INCOME TAXES

   The components of the benefit for income taxes were as follows (in thousands):

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                          ------------------
                                             1995     1996
                                             ----     ----
Current (provision) benefit
  Federal  . . . . . . . . . . . . . .     $  (767)  $3,202
  State  . . . . . . . . . . . . . . .        (194)     340
  Foreign  . . . . . . . . . . . . . .        (177)    (122)
                                           -------   ------
                                            (1,138)   3,420
                                           -------   ------

Deferred benefit
  Federal  . . . . . . . . . . . . . .       2,050    1,281
  State  . . . . . . . . . . . . . . .         443       90
                                           -------   ------
                                             2,493    1,371
                                           -------   ------
      Total benefit  . . . . . . . . .     $ 1,355   $4,791
                                           -------   ------
                                           -------   ------


   EchoStar's deferred tax assets (approximately $15.4 million at March 31, 1996) relate principally to temporary differences for amortization of original issue discount on the 1994 and 1996 Notes and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these deferred assets will ultimately be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

(6) OTHER COMMITMENTS AND CONTINGENCIES

SATELLITE CONTRACTS

   EchoStar has contracted with Martin Marietta Corporation ("Martin Marietta") for the construction and delivery of high powered DBS satellites and for related services. Penalties are payable by Martin Marietta as a result of delays in the delivery of EchoStar I by Martin Marietta and may be payable with respect to EchoStar II or EchoStar III. As of November 19, 1995, the date that EchoStar I was delivered by Martin Marietta to China, those penalties totaled approximately $3.2 million with respect to EchoStar I. Penalties of $2.0 million are payable by Martin Marietta in the event that EchoStar II is not delivered by May 15, 1996. Thereafter, delays in the delivery of EchoStar II would result in per diem additional penalties up to a maximum of $5.0 million in the aggregate. Beginning August 1, 1997, a per diem penalty of $3,333, to a maximum of $100,000, is payable if EchoStar III is not delivered by July 31, 1997. Beginning September 1, 1997, additional delays in the delivery of EchoStar III would result in additional per diem penalties of $33,333, up to a maximum of $5.0 million in the aggregate.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


   EchoStar has entered into a contract with Arianespace, Inc. ("Arianespace") to launch EchoStar II from Korou, French Guiana in the fall of 1996 (the "Arianespace Contract"). The launch is scheduled to be performed on a dedicated Ariane 42P launch vehicle. The Arianespace Contract provides the potential for the EchoStar launch to occur before the fall of 1996 if earlier scheduled launches are accelerated or delayed. The Arianespace Contract contains provisions entitling either party to delay the launch in limited circumstances, subject to the payment of penalties in some cases. As of March 31, 1996, EchoStar has paid Arianespace approximately $4.4 pursuant to the Arianespace Contract. All remaining payments are payable monthly and will be due prior to the launch.

   EchoStar II was previously scheduled to be launched by the same launch provider as EchoStar I, China Great Wall Industry Corporation ("Great Wall"). EchoStar I was successfully launched by Great Wall in December 1995. EchoStar notified Great Wall of its decision to terminate the launch of EchoStar II with Great Wall. EchoStar applied $15.0 million previously paid Great Wall in connection with this launch to the final $15.0 million owed Great Wall related to the launch of EchoStar I. In May 1996, EchoStar received a refund of the remaining $4.5 million previously paid Great Wall in connection with the second launch.

   EchoStar has entered into a contract for launch services with Lockheed Martin Commercial Launch Services, Inc. ("Lockheed") for the launch of EchoStar III from Cape Canaveral Air Station, Florida during the fall of 1997, subject to delay or acceleration in certain circumstances (the "Lockheed Contract"). The Lockheed Contract provides for launch of the satellite utilizing an Atlas IIAS launch vehicle. EchoStar has made an initial payment to Lockheed of $5.0 million and the remaining cost is payable in installments in accordance with the payment schedule set forth in the Lockheed Contract, which requires that substantially all payments be made to Lockheed prior to the launch.

   EchoStar has contracted with Lockheed-Khrunichev-Energia-International, Inc. ("LKE") for the launch of EchoStar IV during 1998 from the Kazakh Republic, a territory of the former Soviet Union, utilizing a Proton launch vehicle (the "LKE Contract"). Either party may request a delay in the relevant launch period, subject to the payment of penalties based on the length of the delay and the proximity of the request to the launch date. EchoStar has paid LKE $20.0 million pursuant to the LKE Contract. No additional payments are currently required to be made to LKE until 1997.

PURCHASE COMMITMENTS

   EchoStar has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured based on EchoStar's supplied specifications. As of March 31, 1996 the remaining commitments total as much as $622.2 million. At March 31, 1996, the total of all outstanding purchase order commitments with domestic and foreign suppliers was as much as $641.3 million. All but approximately $85.9 million of the purchases related to these commitments are expected to be made during 1996 and the remainder is expected to be made during 1997. EchoStar expects to finance these purchases from available cash, marketable investment securities and sales of inventory, including the sale of EchoStar Receiver Systems and related products.

OTHER RISKS AND CONTINGENCIES

   EchoStar is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of EchoStar.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


(7) SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

   The 1994 Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, Ltd., except for certain de minimis domestic and foreign subsidiaries (collectively, the "1994 Notes Guarantors").

   The 1996 Notes are initially guaranteed by EchoStar on a subordinated basis. On and after the Dish Guarantee Date (as defined in the 1996 Notes Indenture), the 1996 Notes will be guaranteed by Dish, Ltd., which guarantee will rank PARI PASSU with all senior unsecured indebtedness of Dish, Ltd. On and after the date upon which the DBSC Merger is consummated, the 1996 Notes will be guaranteed by New DBSC, which guarantee will rank PARI PASSU with all senior unsecured indebtedness of New DBSC. If the DBSC Merger is not consummated, New DBSC will not be required to guarantee the 1996 Notes. There can be no assurance that the DBSC Merger will be approved by the FCC or that it will be consummated.

   The net assets of Dish, Ltd. exceed the net assets of the 1994 Notes Guarantors by approximately $277,000 and $223,000 as of December 31, 1995 and March 31, 1996, respectively. Summarized consolidated financial information for Dish, Ltd. is as follows (in thousands):


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       ------------------
                                                                         1995      1996
                                                                         ----      ----
Income Statement Data --
 Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 40,413  $ 41,026
 Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41,111    49,934
                                                                       --------  --------
 Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . .        (698)   (8,908)
 Other income (expense), net  . . . . . . . . . . . . . . . . . . .      (2,897)   (3,234)
                                                                       --------  --------
 Net loss before income taxes . . . . . . . . . . . . . . . . . . .      (3,595)  (12,142)
 Benefit for income taxes . . . . . . . . . . . . . . . . . . . . .       1,355     4,852
                                                                       --------  --------
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (2,240) $ (7,290)
                                                                       --------  --------
                                                                       --------  --------

                                                                      DECEMBER 31,   MARCH 31,
                                                                          1995         1996
                                                                      ------------   ---------
Balance Sheet Data --
 Current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 81,858      $ 64,144
 Property and equipment, net  . . . . . . . . . . . . . . . . . . .      333,199       333,231
 Other noncurrent assets  . . . . . . . . . . . . . . . . . . . . .      144,238       150,659
                                                                        --------      --------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .     $559,295      $548,034
                                                                        --------      --------
                                                                        --------      --------

 Current liabilities  . . . . . . . . . . . . . . . . . . . . . . .     $ 50,743      $ 31,167
 Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .      415,662       431,544
 Stockholder's equity . . . . . . . . . . . . . . . . . . . . . . .       92,890        85,323
                                                                        --------      --------
    Total liabilities and stockholder's equity  . . . . . . . . . .     $559,295      $548,034
                                                                        --------      --------
                                                                        --------      --------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   EchoStar currently operates four related businesses: (i) operation of the DISH Network-SM-and continued development of the EchoStar DBS System; (ii) design, manufacture, marketing, installation and distribution of DTH products worldwide; (iii) domestic distribution of DTH programming; and (iv) consumer financing of EchoStar's domestic products and services. The growth of DBS service and equipment sales has had and will continue to have a material negative impact on EchoStar's domestic sales of C-band DTH products. On March 4, 1996 EchoStar began broadcasting and selling programming packages available on the Dish Network-SM- service. EchoStar expects to derive its revenue principally from monthly fees from subscribers for Dish Network-SM-programming and, to a lesser extent, from the sale of EchoStar Receiver Systems. As sales of EchoStar DBS programming and receivers increase, EchoStar expects the decline in its sales of domestic C-band DTH products to continue at an accelerated rate.

   EchoStar will generally bill for Dish Network-SM- programming periodically in advance and will recognize revenue as service is provided. Revenue will be a function of the number of subscribers, the mix of programming packages selected and the rates charged, and transaction fees for ancillary programming and transponder leasing activities. From time to time EchoStar may engage in promotional activities that include discounted rates for limited periods, which will result in lower average revenue per subscriber for the applicable periods. DBS programming costs will generally be based upon the number of subscribers to each programming offering. Since the Dish Network-SM- did not commence operations until March 1996, its operating activities had a minimal effect on EchoStar's results of operations for the three month period ended March 31, 1996.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1995

   REVENUE. Total revenue for the three month period ended March 31, 1996 was $41.5 million, an increase of $1.1 million, or 3%, as compared to the same period in 1995 of $40.4 million. Revenue from domestic sales of DTH products for the three month period ended March 31, 1996 was $24.0 million, an increase of $3.4 million, or 17%, as compared to the same period in 1995. The increase in domestic revenue was primarily due to $8.2 million in revenue from the sale of EchoStar Receiver Systems during the three month period ended March 31, 1996. There were no EchoStar Receiver System sales during the comparable period in 1995. Approximately $922,000 of the increase in domestic revenue for the three month period ended March 31, 1996 was due to an increase in the number of satellite receivers sold for a competitor's DBS system ("Competitor DBS Receivers"). Revenue from Competitor DBS Receiver sales was $7.7 million for the three month period ended March 31, 1996, as compared to $6.8 million for the same period in 1995. The increases in domestic revenue were principally offset by a decrease of $4.7 million, or 47%, in revenue from sales of C-band satellite receivers and related accessories, during the three month period ended March 31, 1996, as compared to the same period in 1995. The increases in domestic revenue were also partially offset by a decrease of $1.2 million, or 42%, in revenue from sales of non-proprietary descrambler modules, during the three month period ended March 31, 1996, as compared to the same period in 1995. The domestic market for C-band DTH products continued to decline during the three month period ended March 31, 1996, and this decline will continue with the growth of DBS service and equipment sales. This decline had been expected by EchoStar as described below.

   Domestically, EchoStar sold approximately 45,000 satellite receivers in the three month period ended March 31, 1996, an increase of 67% as compared to approximately 27,000 receivers for the same period in 1995. Although there was an increase in the number of satellite receivers sold in 1996 as compared to 1995, overall revenue did not increase proportionately as a result of a substantial shift in product mix to lower priced DBS receivers and related accessories, and an approximate 23% reduction in the average selling price of C-band receivers. Included in the number of satellite receivers sold for the three month period ended March 31, 1996 are approximately 17,000 EchoStar Receiver Systems. EchoStar Receiver System revenue represented approximately 20% of total revenue for the three month period ended March 31, 1996.

   Also included in the number of satellite receivers sold for the three month period ended March 31, 1996 are approximately 18,000 Competitor DBS Receivers as compared to 11,000 for the same period in 1995. During the three month period ended March 31, 1996, the Competitor DBS Receivers were sold at an approximate 30% reduction in the average selling price as compared to the same period in 1995. Competitor DBS Receiver revenue was 19% of total revenue for the three month period ended March 31, 1996. EchoStar's agreement to distribute Competitor DBS Receiver systems terminated on December 31, 1995 and during the first quarter of 1996, EchoStar sold the majority of its existing inventory of Competitor DBS Receivers. The elimination of Competitor DBS Receiver inventory will be offset by a substantial increase in inventory of EchoStar Receiver Systems and related components, the sale of which is expected to offset the elimination of revenue derived from the sale of Competitor DBS Receivers.

   EchoStar markets its current C-band DTH products by offering competitive pricing and consumer financing in order to minimize the decline in domestic C-band DTH sales resulting from the increased popularity of DBS equipment and programming. Additionally, during all of 1995 and through the first quarter of 1996, EchoStar sold Competitor DBS Receivers which partially offset the decline in domestic C-band sales in 1995. During the three month period ended March 31, 1996 the decline in sales of C-band DTH products was more than offset by sales of Competitor DBS Receivers and EchoStar Receiver Systems. With the elimination of Competitor DBS Receiver inventory, domestic DTH product revenue in subsequent quarters will be substantially derived from the sale of EchoStar Receiver Systems which, although no assurances can be given, should accelerate in the second quarter as demand for Dish Network-SM-programming increases as a result of heightened advertising and marketing efforts.

   Loan origination and participation income for the three month period ended March 31, 1996 was $813,000, an increase of $548,000, or 207%, compared to the same period in 1995. The increase in loan origination and participation income for the three month period ended March 31, 1996 was primarily due to increased finance volume, including the financing of EchoStar Receiver Systems. Additionally, subsequent to the first quarter of 1995 EchoStar entered into agreements with two national finance groups permitting EchoStar to offer more comprehensive financing terms.

   Programming revenue for the three month period ended March 31, 1996 was $3.9 million, an increase of $42,000, or 1%, as compared to the same period in 1995. The increase was primarily due to Dish Network-SM- consumer and commercial programming revenue of $464,000 generated during the three month period ended March 31, 1996. The increase in revenue derived from the sale of Dish Network-SM- programming was offset by a decrease in C-band DTH programming revenue. The industry-wide decline in domestic C-band equipment sales has resulted, and is expected to continue to result, in a decline in C-band DTH programming revenue. EchoStar believes that the expected decline in C-band DTH programming revenue in 1996 will be more than offset by sales of Dish Network-SM- programming.

   Revenue from international sales of DTH products for the three month period ended March 31, 1996 was $12.8 million, a decrease of $3.0 million, or 19%, as compared to the same period in 1995. This decrease during the three month period ended March 31, 1996, resulted principally from reduced sales to the Middle East where EchoStar's largest international DTH customer is based, and an approximate 20% reduction in the average selling price of analog satellite receivers. This decline was partially offset by increased sales in Africa. Revenue from sales of DTH products in the Middle East suffered beginning in August 1995 as a result of restrictions against imports, and may not return to historic analog levels even as import restrictions are eased. Historic analog sales levels may not be reached because of new digital service planned for the Middle East which is currently expected to begin in the third quarter of 1996. Overall, EchoStar's international markets for analog DTH products declined during the three month period ended March 31, 1996 as anticipation for new digital services increased. Also, the decrease discussed above was partially offset by an increase in other DTH product revenue. Internationally, EchoStar sold approximately 76,000 analog satellite receivers during the three month period ended March 31, 1996, a decrease of 11%, compared to approximately 85,000 units sold during the same period in 1995. The decrease was principally due to international anticipation of new digital services as discussed above. EchoStar is currently negotiating with digital service providers to distribute their proprietary receivers in EchoStar's international markets.

   OPERATING EXPENSES. Costs of DTH products sold were $32.8 million for the three month period ended March 31, 1996, an increase of $3.3 million, or 11%, as compared to the same period in 1995. The increase in DTH operating expenses for 1996 resulted primarily from the increase in sales of DTH products. Operating expenses for DTH products as a percentage of DTH product revenue were 89% and 81% for the three month period ended March 31, 1996 and 1995, respectively. The increase was principally the result of declining sales prices of C-band DTH products and Competitor DBS Receivers as described above, during the three month period ended March 31, 1996 as compared to the same period in 1995.

   Operating expenses for programming were $3.3 million for the three month period ended March 31, 1996, a decrease of $149,000, or 4%, as compared to the same period in 1995. Operating expenses for programming as a percentage of programming revenue for the three month period ended March 31, 1996 were 84% as compared to 89% for the same period in 1995. The decrease in operating expenses for programming as a percentage of programming revenue for the three month period ended March 31, 1996 was primarily a result of higher margins earned on Dish Network-SM- programming partially offset by declining margins on C-band programming.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $10.7 million for the three month period ended March 31, 1996, an increase of $2.9 million, or 36%, as compared to the same period in 1995. Selling, general and administrative expenses as a percentage of total revenue increased to 26% for the three month period ended March 31, 1996 as compared to 19% for the same period in 1995. This increase was principally due to: (i) marketing and advertising prior to and in conjunction with the introduction of Dish Network-SM- service; (ii) increased personnel in all areas of the organization to support the Dish Network-SM-; and (iii) costs related to the Digital Broadcast Center, which commenced operations in the third quarter of 1995.

   Research and development costs totaled $1.2 million for the three month period ended March 31, 1996, as compared to $1.3 million for the same period in 1995. The decrease was principally due to the reduction in research necessary to provide C-band receivers to domestic and international markets, partially offset by increased research and development costs related to digital DBS satellite receivers.

   EBITDA. EBITDA for the three month period ended March 31, 1996 was a negative $5.3 million, a decrease of $5.0 million compared to the same period in 1995. The decrease resulted from the factors affecting revenue and expenses discussed above. EBITDA represents earnings before interest income, interest expense net of other income, income taxes, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

   DEPRECIATION. Depreciation for the three month period ended March 31, 1996 was $3.3 million, an increase of $3.0 million, or 817%, as compared to the same period in 1995. The overall increase primarily resulted from depreciation on the Digital Broadcast Center and EchoStar I which were placed in service during the fourth quarter of 1995 and the first quarter of 1996, respectively.

   OTHER INCOME AND EXPENSE. Other expense for the three month period ended March 31, 1996 was $3.4 million, an increase of $486,000, or 17% as compared to the same period in 1995. The increase in other expense for the three month period ending March 31, 1996 resulted primarily from a reduction in interest income due to an overall decrease for the period in the 1994 Notes Escrow Account, cash and marketable investment securities. This was partially offset by a decrease in interest expense resulting from additional capitalized interest in 1996 as compared to the same period in 1995.

   PROVISION FOR INCOME TAXES. Income tax benefit for the three month period ended March 31, 1996 was $4.8 million compared to $1.4 million during the same period in 1995. This increase is principally the result of changes in components of income and expenses discussed above during the three month period ended March 31, 1996. EchoStar's deferred tax assets (approximately $15.4 million at March 31, 1996) relate principally to temporary differences for amortization of original issue discount on the 1994 and 1996 Notes and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these deferred assets will ultimately be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flows provided by operations were $7.8 million for the three month period ended March 31, 1996 as compared to $3.8 million used by operations for the same period in 1995. Cash provided by operations for the three month period ended March 31, 1996 was mainly a result of deferred programming revenue received related to the Dish Network-SM- and the sale of the majority of Competitor DBS Receiver inventory. EchoStar expects any declines in inventory to be offset by substantial increases in EchoStar Receiver System inventory and related components. The anticipated increase in inventory is expected to negatively affect cash flow in the short term. However, as EchoStar builds its Dish Network-SM- subscriber base, the negative affect on cash flow should be offset by an increase in revenue attributable to sales of EchoStar Receiver Systems and Dish Network-SM- programming. In the event subscriptions to Dish Network-SM- programming do not meet anticipated levels, the negative affect on cash flow will continue.

   Certain subsidiaries of EchoStar are parties to a credit facility (the "Credit Facility") with Bank of America Illinois. The Credit Facility expired in May 1996 and EchoStar does not currently intend to arrange a replacement credit facility. Instead, EchoStar is using available cash to collateralize its letter of credit obligations, which historically was the only significant use of the Credit Facility. At March 31, 1996, EchoStar had cash collateralized $15.5 million of certain standby letters of credit for trade purchases which is included in restricted cash and marketable securities in the accompanying balance sheet.

   During June 1994, EchoStar issued 624,000 units consisting of $624.0 million principal amount of the 1994 Notes and 3,744,000 Warrants (representing 2,808,000 shares of EchoStar Class A Common Stock) for aggregate net proceeds of approximately $323.3 million, which were placed in the 1994 Escrow Account. Through March 31, 1996, $276.8 million had been withdrawn from the 1994 Escrow Account. Of that amount, $28.3 million was to reimburse EchoStar for monies expended for the construction and launch of EchoStar I and EchoStar II prior to June 7, 1994, and will be reinvested in development of the EchoStar DBS System. At March 31, 1996, approximately $251.9 million of these proceeds had been applied to development and construction of the EchoStar DBS System and approximately $24.9 million had been applied to other permitted uses. As of March 31, 1996, approximately $63.6 million remained in the 1994 Escrow Account, which included investment earnings.

   In March 1996, ESB consummated a private placement of the 1996 Notes. ESB was formed in January 1996 for the purpose of the 1996 Notes Offering. EchoStar has contributed all of the outstanding capital stock of its wholly owned subsidiary, Dish, Ltd., to ESB. ESB issued 580,000 notes consisting of $580.0 million principal amount of the 1996 Notes for aggregate net proceeds of approximately $337.0 million of which $177.3 million was placed in the 1996 Escrow Account and the remaining $159.7 million is included in cash and cash equivalents in the accompanying balance sheet at March 31, 1996. Through March 31, 1996, $7.5 million had been withdrawn from the 1996 Escrow Account for development and construction of the EchoStar DBS System. As of March 31, 1996, approximately $170.0 million remained in the 1996 Escrow Account, which included investment earnings. Total cash on hand and marketable investment securities at March 31, 1996 were approximately $165.0 million.

   Based upon existing cash resources and expected revenue and expenses, exclusive of Dish Network-SM- marketing expenses, EchoStar anticipates requiring an additional $40.0 million in working capital in 1996 related to operations and the development of the EchoStar DBS System. This cash requirement could increase if subscribers are not added as planned or expenses, including subsidization of EchoStar Receiver Systems, exceed present estimates. Additionally, in 1996, EchoStar has expended or expects to expend: (i) approximately $125.3 million in connection with the launch of EchoStar II and EchoStar III; (ii) approximately $46.7 million for launch insurance on EchoStar II and EchoStar III; (iii) approximately $52.5 million for construction of EchoStar III and EchoStar IV; (iv) approximately $8.0 million for in-orbit payments to Martin Marietta on EchoStar I and EchoStar
II; (v) approximately $52.3 million for the purchase of DBS frequencies at 148DEG. WL; (vi) $10.4 million for other 1994 Escrow related expenditures related to development of the EchoStar DBS System; and (vii) up to $95.0 million for the introduction, product marketing and other operating expenses for the Dish Network-SM-. Funds for these expenditures, as well as proposed expenditures beyond 1996 related to costs expected to be incurred in connection with the construction and launch of EchoStar's first four satellites, in an approximate amount of $235.0 million, are expected to come from the 1996
Notes Escrow Account, the 1994 Notes Escrow Account and available cash and marketable investment securities. However, in order to continue development of the third and fourth satellites beyond the third quarter in 1997, additional capital will be required. There are no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

   In addition to the commitments described above, EchoStar has entered into agreements to purchase DBS satellite receivers and related components for the EchoStar DBS System. As of March 31, 1996 those purchase order commitments totaled as much as $622.2 million. At March 31, 1996, the total of all outstanding purchase order commitments with domestic and foreign suppliers was as much as $641.3 million. All but approximately $85.9 million of the purchases related to these commitments are expected to be made during 1996 and the remainder is expected to be made during 1997. EchoStar expects to finance these commitments from available cash, marketable investment securities and sales of inventory, including the sale of EchoStar Receiver Systems and related products.

   In the event price and marketing competition intensifies among DBS and other "small dish" operators, EchoStar may be at a competitive disadvantage as a result of its limited financial resources, and would be required to raise additional capital during 1996 if DBS hardware subsidizations increase significantly. EchoStar had outstanding $415.7 million and $778.6 million of long-term debt (including the 1994 and 1996 Notes, deferred satellite contract payments on EchoStar I and mortgage debt) as of December 31, 1995 and March 31, 1996, respectively. In addition, because interest on the 1994 Notes is not payable currently in cash but accretes through June 1, 1999, the 1994 Notes will increase by $241.8 million through that date. Also, because interest on the 1996 Notes is not payable in cash but accretes through March 15, 2000, the 1996 Notes will increase by $230.0 million through that date. Contractor financing of $28.0 million is available for EchoStar II. Interest on the contractor financing is at the prime rate and principal payments are payable in equal monthly installments over five years following the launch of the satellite.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

   The 1994 and 1996 Notes Indentures impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. Although the 1996 Notes are collateralized by the stock of Dish, Ltd., various assets expected to form an integral part of the EchoStar DBS System (and not otherwise encumbered by the 1994 Notes Indenture), and guarantees of EchoStar and certain of its other subsidiaries, ESB's ability to fund interest and principal payments on the 1996 Notes will depend on successful operation of the Dish Network-SM- and ESB having access to available cash flows generated by the Dish Network-SM-. If cash available to ESB is not sufficient to service the 1996 Notes, EchoStar would be required to obtain cash from other sources such as asset sales, issuance of equity securities, or new borrowings. There can be no assurance that those alternative sources would be available, or available on favorable terms, or sufficient to meet debt service requirements on the 1996 Notes.

ASSETS OF PRINCIPAL GUARANTORS

   EchoStar guarantees the 1996 Notes on a subordinated basis. EchoStar's Equity Offering resulted in net proceeds of approximately $63.0 million. EchoStar's assets at March 31, 1996 included assets purchased with those proceeds and cash remaining from the Equity Offering. Substantially all of the proceeds from the Equity Offering were used: (i) to secure launches for a third and fourth satellite; (ii) to support, through loans to DBSC, construction of a third satellite; (iii) to purchase, for $4.0 million, convertible subordinated secured debentures from DBS Industries, Inc.; and
(iv) for general corporate purposes, including the down payment, for DBS frequencies purchased at 148DEG. WL at the FCC Auction in January 1996, which will be reimbursed with the proceeds of the 1996 Notes Offering.

OTHER

1994 AND 1996 NOTES

   EchoStar I was successfully launched by Great Wall in December 1995. In the event of a launch failure of EchoStar II, Dish, Ltd. would first be required under the 1994 Notes Indenture to make an offer to repurchase one-half of the then accreted value of the 1994 Notes. In the event that EchoStar does not have the right to use orbital slot authorizations granted by the FCC covering a minimum of 21 transponders at a single full CONUS orbital slot, ESB and Dish, Ltd. will be required to make an offer to repurchase all or a portion of the outstanding 1996 Notes and 1994 Notes, respectively. Additionally, in the event that EchoStar DBS Corporation, a wholly owned subsidiary of EchoStar, fails to obtain authorization from the FCC for frequencies purchased at the FCC Auction in January 1996, or in the event that such authorization is revoked or rescinded, ESB will be required under the 1996 Notes Indenture to repurchase the maximum principal amount of the 1996 Notes that may be purchased with the proceeds of any refund received from the FCC.

   If the DBSC Merger or similar transaction does not occur on or before March 1, 1997, ESB will be required to repurchase at least $83.0 million principal amount of the 1996 Notes. Further, in the event that EchoStar incurs more than $7.8 million in expenses (as defined in the 1996 Notes Indenture) in connection with the DBSC Merger, ESB will be required to apply an amount equal to such expenses minus $7.8 million to an offer to repurchase the maximum principal amount of the 1996 Notes that may be purchased out of such proceeds.

   If any of the above described events were to occur, EchoStar's plan of operations, including its liquidity, would be adversely affected and its current business plan could not be fully implemented. Further, EchoStar's short-term liquidity would be adversely affected in the event of: (i) significant delay in the delivery of certain products and equipment necessary for operation of the EchoStar DBS System; (ii) shortfalls in estimated levels of operating cash flows; or (iii) unanticipated expenses in connection with development of the EchoStar DBS System.

RECEIVER MANUFACTURERS

   EchoStar has agreements with two manufacturers to supply the receiver component of EchoStar Receiver Systems. To date, one of the manufacturers has produced a receiver acceptable to EchoStar, and that manufacturer is presently manufacturing receivers in quantities sufficient to meet expected demand. No assurances can be given that EchoStar's other manufacturer will be able to produce an acceptable receiver in the future. In the event the other manufacturer is unable to produce a receiver acceptable to EchoStar, EchoStar could be dependent on one manufacturing source for its receivers. To date, EchoStar has paid this manufacturer $10.0 million and has an additional $15.0 million in an escrow account as security for EchoStar's payment obligations under the contract.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). EchoStar has adopted SFAS No. 121 in the first quarter of 1996 and its adoption has not had a material impact on EchoStar's financial position, results of operations or cash flows.

   Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued by FASB in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. EchoStar has adopted SFAS No. 123 in the first quarter of 1996 and has elected to continue to measure compensation cost under APB No. 25 and to comply with the pro forma disclosure requirements. Therefore, this statement has had no impact on EchoStar's results of operations.

IMPACT OF INFLATION; BACKLOG

   Inflation has not materially affected EchoStar's operations during the past three years. EchoStar believes that its ability to increase charges for products and services in future periods will depend primarily on competitive pressures. EchoStar does not have any material backlog of its products.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

   EchoStar is a party to certain legal proceedings arising in the ordinary course of its business. EchoStar does not believe that any of these proceedings will have a material adverse affect on EchoStar's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 6, 1996, EchoStar held its 1996 Annual Meeting of Shareholders. The following items were voted upon and the results of such votes were as follows:

ELECTION OF DIRECTORS

   The following individuals were elected to serve as Directors of EchoStar:

                                         Number of Votes
                                --------------------------------
      Name                          For       Against   Withheld
      ------------------        -----------   ------    --------
      Charles W. Ergen          320,813,197      -       63,660
      James DeFranco            320,813,197      -       63,660
      R. Scott Zimmer           320,813,137      -       63,720
      Raymond L. Friedlob       320,812,635      -       64,222
      Alan M. Angelich          320,813,167      -       63,690

PROPOSAL TO APPROVE THE 1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      The votes were cast as follows:

                                            Number of Votes
                                   ----------------------------------
                                       For       Against     Withheld
                                   -----------   -------     --------
                                   320,255,090   616,644       5,123


PROPOSAL TO RATIFY THE APPOINTMENT OF ARTHUR ANDERSEN LLP AS THE INDEPENDENT PUBLIC ACCOUNTANTS OF ECHOSTAR FOR THE YEAR ENDING DECEMBER 31, 1996

      The votes were cast as follows:
                                            Number of Votes
                                   ----------------------------------
                                       For       Against     Withheld
                                   -----------   -------     --------
                                   320,874,050     980         1,827

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

 EXHIBIT NO.   DESCRIPTION
 -----------   -----------
 2.1*          Amended and Restated Agreement for Exchange of Stock and Merger, dated as of May
               31, 1995, by and among EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), Charles W. Ergen and EchoStar (incorporated herein by reference to Exhibit 2.2 to the Registration Statement Form S-1,
               Registration No. 33-91276).

 2.2*          Agreement regarding purchase of debentures between Dish, Ltd. (formerly EchoStar
               Communications Corporation, a Nevada corporation formed in December 1993
               ("Dish")), SSE Telecom, Inc. ("SSET"), dated March 14, 1994, including Plan and
               Agreement of Merger, by and among Dish, DirectSat Merger Corporation, DirectSat
               Corporation and SSET (incorporated herein by reference to Exhibit 2.2 to the
               Registration Statement on Form S-1, Registration No. 33-76450).

 3.1(a)*       Amended and Restated Articles of Incorporation of EchoStar (incorporated herein by reference  to Exhibit 3.1(a) to  the Registration Statement on Form S-1,
               Registration No. 33-91276).

 3.1(b)*       Bylaws of EchoStar (incorporated herein by reference to Exhibit 3.1(b) to the
               Registration Statement on Form S-1, Registration No. 33-91276).

 4.1*          Indenture of Trust between Dish and First Trust National Association ("First
               Trust"), as Trustee (incorporated herein by reference to the Registration
               Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.2*          Warrant Agreement between EchoStar and First Trust, as Warrant Agent (incorporated herein by reference to the Registration Statement on Form  S-1 of Dish,
               Registration No. 33-76450).

 4.3*          Security Agreement in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by reference to the Registration Statement on
               Form S-1 of Dish, Registration No. 33-76450).

 4.4*          Escrow and Disbursement Agreement between Dish and First Trust (incorporated
               herein by reference to the Registration  Statement on Form S-1 of Dish,       Registration No. 33-76450).

 4.5*          Pledge Agreement in favor of First Trust, as Trustee under the Indenture filed as
               Exhibit 4.1 herein (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.6*          Intercreditor Agreement among First Trust, Continental Bank, N.A. and Martin
               Marietta Corporation ("Martin Marietta") (incorporated herein by reference to the
               Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.7*          Series A Preferred Stock Certificate of Designation of EchoStar (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of
               EchoStar, Registration No. 33-91276).

 4.8*          Registration Rights Agreement by and between EchoStar and Charles W. Ergen
               (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on
               Form S-1 of EchoStar, Registration No. 33-91276).

 EXHIBIT NO.   DESCRIPTION
 -----------   -----------
 4.9*          Indenture of Trust between ESB and First Trust, as Trustee (incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K of EchoStar, Commission
               File No. 0-26176).

 4.10*         Security Agreement of ESB in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.10 to the
               Annual Report on Form 10-K of Echostar. Commission File No. 0-26176).

 4.11*         Escrow and Disbursement Agreement between ESB and First Trust (incorporated herein by reference to Exhibit 4.11 to the Annual Report on Form 10-K of EchoStar.
               Commission File No. 0-26176).

 4.12*         Pledge Agreement of ESB in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.12 to the
               Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

 4.13*         Pledge Agreement of EchoStar in favor of First Trust, as Trustee under the
               Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

 4.14*         Registration Rights Agreement by and between the Issuer, EchoStar, Dish, New DBSC and Donald, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar,
               Commission File No. 0-26176).

 10.1(a)*      Satellite Construction Contract, dated as of February 6, 1990, between EchoStar
               Satellite Corporation ("ESC") and Martin Marietta Corporation as successor to
               General Electric EchoStar, Astro-Space Division ("General Electric") (incorporated herein by reference to the Registration Statement on Form S-1 of Dish,
               Registration No. 33-76450).

 10.1(b)*      First Amendment to the Satellite Construction Contract, dated as of October 2,
               1992, between ESC and Martin Marietta as successor to General Electric
               (incorporated herein by reference to the Registration Statement on Form S-1 of
               Dish, Ltd. Registration No. 33-76450).

 10.1(c)*      Second Amendment to the Satellite Construction Contract, dated as of October 30,
               1992, between ESC  and Martin Marietta as successor to General Electric
               (incorporated herein by reference to the Registration Statement on Form S-1 of
               Dish, Ltd. Registration No. 33-76450).

 10.1(d)*      Third Amendment to the Satellite Construction Contract, dated as of April 1, 1993, between ESC and Martin Marietta (incorporated herein by reference to the
               Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

 10.1(e)*      Fourth Amendment to the Satellite Construction Contract, dated as of August 19,
               1993, between ESC and Martin Marietta (incorporated herein by reference to the
               Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

 10.1(f)*      Form of Fifth Amendment to the Satellite Construction Contract, between ESC and
               Martin Marietta (incorporated herein by reference to the Registration Statement on
               Form S-8 of EchoStar, Registration No. 33-81234).

 10.1(g)*      Sixth Amendment to the Satellite Construction Contract, dated as of June 7, 1994, between ESC and Martin Marietta (incorporated herein by reference to the
               Registration Statement on Form S-8 of EchoStar, Registration No. 33-81234).

 EXHIBIT NO.   DESCRIPTION
 -----------   -----------
 10.2*         Satellite Launch Contract, dated as of September 27, 1993, between ESC and the
               China Great Wall Industry Corporation (incorporated herein by reference to the
               Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

 10.3*         Distributor Agreement, dated as of July 30, 1993, between Echosphere Corporation
               ("Echosphere") and Thomson Consumer Electronics, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No.
               33-76450).

 10.4*         Master Purchase and License Agreement, dated as of August 12, 1986, between
               Houston Tracker Systems, Inc. ("HTS") and Cable/Home Communications Corp. (a
               subsidiary of General Instruments Corporation) (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

 10.5*         Master Purchase and License Agreement, dated as of June 18, 1986, between
               Echosphere and Cable/Home Communications Corp. (a subsidiary of General
               Instruments Corporation) (incorporated herein by reference to the Registration
               Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

 10.6*         Merchandising Financing Agreement, dated as of June 29, 1989, between Echo
               Acceptance Corporation ("EAC") and Household Retail Services, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd.
               Registration No. 33-76450).

 10.7*         Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration
               No. 33-76450).

 10.8*         Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat
               Canada (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

 10.9*         Form of Satellite Launch Insurance Declarations (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

 10.10*        Dish, Ltd. 1994 Stock Incentive Plan (incorporated herein by reference to the
               Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

 10.11*        Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC
               (incorporated herein by reference to the Registration Statement on Form S-8 of
               EchoStar, Registration No. 33-81234).

 10.12*        Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI
               Technology (incorporated herein by reference to Exhibit 10.12 to the Registration
               Statement as Form S-1 of Dish, Ltd., Commission File No. 33-81234).

 10.13*        Manufacturing Agreement dated as of April 14, 1995 by and between ESC and Sagem
               Group (incorporated herein by reference to Exhibit 10.13 to the Registration
               Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 10.14*        Statement of Work, dated January 31, 1995 from EchoStar Satellite Corporation Inc.
               to Divicom Inc. (incorporated herein by reference to Exhibit 10.14 to the
               Registration Statement on Form S-1, Registration No. 33-91276).

 EXHIBIT NO.   DESCRIPTION
 -----------   -----------
 10.15*        Launch Services Contract, dated as of June 2, 1995, by and between EchoStar
               Satellite Corporation and Lockheed-Khrunichev-Energia International, Inc.
               (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-91276).

 10.16*        EchoStar 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit
               10.16 to the Registration Statement on Form S-1, Registration No. 33-91276).

 11            Computation of Earnings Per Share for the three months ended March 31, 1996.

 27            Financial Data Schedule

- ------------------------
* Incorporated by reference pursuant to Rule 12D-32 under the Securities and Exchange Act of 1934, as amended.

(b)     REPORTS ON FORM 8-K.

      No current reports on Form 8-K were filed by EchoStar during the period covered by this Quarterly Report on Form 10-Q.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EchoStar Communications Corporation



Date: May 13, 1996                  /s/  Steven B. Schaver
                                    -------------------------------
                                       Steven B. Schaver
                                      Vice President and Chief Financial Officer


                                    /s/  Steven B. Schaver
                                    -------------------------------
                                         Steven B. Schaver
                                       Principal Financial Officer