Form 10-Q
period 1996-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 1996-11-13
CIK 1001082

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         --------------------------

                                  FORM 10-Q
(MARK ONE)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

ON NOVEMBER 11, 1996, REGISTRANT'S OUTSTANDING VOTING COMMON STOCK CONSISTED OF 11,022,147 SHARES OF CLASS A COMMON STOCK, 29,804,401 SHARES OF CLASS B COMMON STOCK AND 1,616,681 SHARES OF SERIES A CONVERTIBLE PREFERRED STOCK, EACH $0.01 PAR VALUE.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                    PAGE
                                                                                   ----
          Item 1.   Condensed Consolidated Financial Statements:

                    Balance Sheets as of December 31, 1995
                      and September 30, 1996 (Unaudited) ...........................  1

                    Statements of Operations for the three months and nine months ended September 30, 1995 and 1996 (Unaudited).................  2

                    Statements of Cash Flows for the nine months
                     ended September 30, 1995 and 1996 (Unaudited)..................  3

                    Notes to Financial Statements (Unaudited) ......................  5

          Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations .............. 16


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings .............................................. 24

          Item 6.   Exhibits and Reports on Form 8-K ............................... 25

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                    ASSETS

                                                                                         DECEMBER 31,  SEPTEMBER 30,
                                                                                             1995          1996
                                                                                         ------------  -------------
                                                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents .............................................................  $ 21,754     $   31,079
  Marketable investment securities ......................................................    15,670         42,122
  Trade accounts receivable, net ........................................................     9,179         18,958
  Inventories, net ......................................................................    38,769         44,246
  Income tax receivable .................................................................     3,554          6,527
  Deferred tax assets ...................................................................     1,779          2,457
  Subscriber acquisition costs, net .....................................................        --         43,470
  Other current assets ..................................................................    13,037         22,006
                                                                                           --------     ----------
      Total current assets ..............................................................   103,742        210,865
RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES:
  Dish Notes escrow .....................................................................    73,291             --
  ESBC Notes escrow .....................................................................        --        135,449
  Other .................................................................................    26,400         41,461
PROPERTY AND EQUIPMENT, net .............................................................   354,000        555,243
OTHER NONCURRENT ASSETS .................................................................    65,658        138,471
                                                                                           --------     ----------
      Total assets ......................................................................  $623,091     $1,081,489
                                                                                           --------     ----------
                                                                                           --------     ----------
                    LIABILITIES AND  STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable ................................................................  $ 19,063     $   26,449
  Deferred programming revenue - DISH Network-SM- .......................................        --         63,008
  Deferred programming revenue - C-band .................................................     5,563          4,308
  Accrued expenses and other current liabilities ........................................    21,335         13,959
  Notes payable and current portion of long-term debt ...................................     4,782         11,344
                                                                                           --------     ----------
      Total current liabilities .........................................................    50,743        119,068
LONG-TERM DEFERRED PROGRAMMING REVENUE - DISH Network-SM- ...............................        --          6,790
DISH NOTES, net .........................................................................   382,218        422,777
ESBC NOTES, net .........................................................................        --        372,570
LONG-TERM MORTGAGE DEBT AND NOTE PAYABLE, excluding current portion .....................    33,444         53,842
OTHER LONG-TERM LIABILITIES .............................................................        --            478
                                                                                           --------     ----------
      Total liabilities .................................................................   466,405        975,525
                                                                                           --------     ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred Stock, 20,000,000 shares authorized, 1,616,681 shares of Series A
    Cumulative Preferred Stock issued and outstanding, including accrued dividends of
    $2,143,000 and $3,046,000, respectively .............................................    17,195         18,098
  Class A Common Stock, $.01 par value, 200,000,000 shares authorized, 10,535,003
    and 10,996,621 shares issued and outstanding, respectively ..........................       105            110

  Class B Common Stock, $.01 par value, 100,000,000 shares authorized, 29,804,401
    shares issued and outstanding .......................................................       298            298
  Common Stock Purchase Warrants ........................................................       714             16
  Class C Common Stock, 100,000,000 shares authorized, none outstanding .................        --             --
  Additional paid-in capital ............................................................   151,674        154,142
  Unrealized holding gains on available-for-sale securities, net of deferred taxes ......       239             35
  Retained earnings (deficit) ...........................................................   (13,539)       (66,735)
                                                                                           --------     ----------
      Total stockholders' equity ........................................................   156,686        105,964
                                                                                           --------     ----------
      Total liabilities and stockholders' equity ........................................  $623,091     $1,081,489
                                                                                           --------     ----------
                                                                                           --------     ----------

                  The accompanying notes to consolidated financial
             statements are an integral part of these balance sheets.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------     ---------------------
                                                   1995        1996         1995         1996
                                                 -------     --------     --------     --------
REVENUE:
 DTH products and technical services...........  $39,373     $ 37,159     $110,515     $134,358
 Programming - DISH Network-SM-................       --       15,279           --       21,325
 Programming - C-band..........................    3,791        2,885       11,479        9,528
 Loan origination and participation income.....      442        1,715        1,277        6,818
                                                 -------     --------     --------     --------
     Total revenue.............................   43,606       57,038      123,271      172,029
                                                 -------     --------     --------     --------

EXPENSES:
 DTH products and technical services...........   30,803       35,254       87,619      125,532
 Programming - DISH Network-SM-................       --        6,108           --        7,877
 Programming - C-band..........................    3,473        2,573       10,297        8,631
 Selling, general and administrative...........    8,268       23,736       23,454       53,552
 Depreciation and amortization.................      721       10,265        1,490       20,021
                                                 -------     --------     --------     --------
     Total expenses............................   43,265       77,936      122,860      215,613
                                                 -------     --------     --------     --------

OPERATING INCOME (LOSS)........................      341      (20,898)         411      (43,584)
                                                 -------     --------     --------     --------

OTHER INCOME (EXPENSE):
 Interest income...............................    4,435        5,335       11,078       14,718
 Interest expense, net of amounts capitalized..   (5,859)     (19,996)     (18,749)     (53,180)
 Other, net....................................      208           91          168          (43)
                                                 -------     --------     --------     --------
     Total other income (expense)..............   (1,216)     (14,570)      (7,503)     (38,505)
                                                 -------     --------     --------     --------
NET LOSS BEFORE INCOME TAXES...................     (875)     (35,468)      (7,092)     (82,089)
BENEFIT FOR INCOME TAXES.......................      515       12,950        2,705       29,796
                                                 -------     --------     --------     --------
NET LOSS.......................................  $  (360)    $(22,518)    $ (4,387)    $(52,293)
                                                 -------     --------     --------     --------
                                                 -------     --------     --------     --------

NET LOSS ATTRIBUTABLE TO COMMON SHARES.........  $  (661)    $(22,819)    $ (5,290)    $(53,196)
                                                 -------     --------     --------     --------
                                                 -------     --------     --------     --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....   37,544       40,456       34,965       40,455
                                                 -------     --------     --------     --------
                                                 -------     --------     --------     --------

LOSS PER COMMON AND COMMON EQUIVALENT SHARE....  $  (.02)    $   (.56)    $   (.15)    $  (1.31)
                                                 -------     --------     --------     --------
                                                 -------     --------     --------     --------


              The accompanying notes to consolidated financial
            statements are an integral part of these statements.

            ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ---------------------
                                                                 1995        1996
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................... $  (4,387)  $ (52,293)
 Adjustments to reconcile net loss to net
  cash flows from operating activities --
   Depreciation and amortization.............................     1,490      20,021
   Provision for doubtful accounts...........................        --         587
   Benefit for deferred taxes................................    (6,509)    (25,481)
   Amortization of deferred debt issuance costs on
    Dish Notes and ESBC Notes................................       945       1,759
   Amortization of discount on Dish Notes and
    ESBC Notes, net of amounts capitalized...................    17,455      40,229
   Equity in (earnings) losses of joint venture..............       (39)         62
   Change in reserve for excess and obsolete inventory.......       277       2,579
   Change in long-term deferred programming revenue..........        --       6,790
   Change in accrued interest on notes receivable from DBSC..        --      (2,220)
   Change in accrued interest on convertible
    subordinated debentures from SSET........................      (427)       (418)
   Other, net................................................      (401)        476
   Changes in working capital items --
    Trade accounts receivable................................    (1,284)    (10,366)
    Inventories..............................................    (6,358)     (8,056)
    Income tax receivable....................................        --      (2,973)
    Other current assets.....................................      (846)     (8,969)
    Liability under cash management program..................       (57)         --
    Trade accounts payable...................................   (10,441)      7,386
    Deferred programming revenue.............................      (719)     61,753
    Accrued expenses and other current liabilities...........     1,016       7,624
                                                              ---------   ---------
     Net cash flows from operating activities................   (10,285)     38,490
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable investment securities...............  (240,800)    (54,111)
 Sales of marketable investment securities...................   206,512      27,846
 Purchases of restricted marketable investment securities....   (15,000)    (20,761)
 Funds released from restricted cash and marketable
  investment securities - other..............................        --       5,700
 Purchases of property and equipment.........................    (1,727)    (13,400)
 Proceeds from sale of property and equipment................        27          --
 Offering proceeds and investment earnings placed in escrow..    (7,570)   (191,941)
 Refund of launch payment placed in escrow...................        --      (4,500)
 Funds released from escrow accounts.........................    51,842     133,768
 Payments received on convertible subordinated
  debentures from SSET.......................................        --       5,252
 Investment in convertible subordinated debentures from DBSI.    (1,000)     (3,000)
 Long-term notes receivable from DBSC........................        --     (20,000)
 Expenditures for satellite systems under construction.......   (58,984)   (167,829)
 Investment in subscriber acquisition costs..................        --     (46,918)
 Deposit on FCC authorization................................        --     (10,459)
 Expenditures for FCC authorizations.........................        --      (3,167)
                                                              ---------   ---------
     Net cash flows from investing activities................   (66,700)   (363,520)
                                                              ---------   ---------


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)



                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                                1995     1996
                                                              -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage indebtedness and note payable......  $  (167) $ (4,207)
  Stock options exercised ..................................       --     1,568
  Net proceeds from issuance of Class A Common Stock........   62,933        --
  Net proceeds from issuance of ESBC Notes..................       --   336,994
                                                              -------  --------
    Net cash flows from financing activities................   62,766   334,355
                                                              -------  --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........  (14,219)    9,325
CASH AND CASH EQUIVALENTS, beginning of period .............   17,506    21,754
                                                              -------  --------
CASH AND CASH EQUIVALENTS, end of period ...................  $ 3,287  $ 31,079
                                                              -------  --------
                                                              -------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized......... $   353  $ 11,192
  Cash paid for income taxes.................................   1,739        --
  Note payable issued for deferred satellite construction
   payments for EchoStar II..................................      --    28,000
  Satellite launch payment for EchoStar II applied to
   EchoStar I launch.........................................      --    15,000
  Increase in note payable for deferred satellite
   construction payments for EchoStar I......................      --     3,167
  Cumulative Series A Preferred Stock dividends..............     903       903
  Employee incentives funded by issuance of Class A
   Common Stock..............................................      --       207











             See accompanying notes to consolidated financial statements are an integral part of these statements.

           ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

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

(1)     BUSINESS AND BASIS OF PRESENTATION

PRINCIPAL BUSINESS AND FINANCING ACTIVITIES

        EchoStar Communications Corporation and subsidiaries ("EchoStar") is one of only two direct broadcast satellite ("DBS") companies in the United States with the capacity to provide comprehensive nationwide DBS programming service in 1996. EchoStar's DBS service (the "DISH Network-SM-") commenced operations in March 1996 after the successful launch of its first satellite ("EchoStar I") in December 1995. EchoStar launched its second satellite EchoStar II ("EchoStar II") on September 10, 1996. EchoStar significantly increased the channel capacity and programming offerings of the DISH Network-SM- when EchoStar II became fully operational in November 1996. EchoStar now provides approximately 120 channels of near laser disc quality digital video programming and over 30 channels of CD quality audio programming to the entire continental United States ("CONUS"). In addition to its DISH Network-SM- business, EchoStar is engaged in the design, manufacture, distribution and installation of satellite direct to home ("DTH") products, domestic distribution of DTH programming and consumer financing of EchoStar's domestic DTH products and services.

        EchoStar's primary objective is to become one of the leading providers of subscription television and other satellite delivered services in the United States. EchoStar had approximately 190,000 and 250,000 subscribers to DISH Network-SM- programming as of September 30, 1996 and November 11, 1996, respectively.

        EchoStar's Satellite Broadcasting Corporation ("ESBC") is a wholly-onwed direct subsidiary of EchoStar. Dish, Ltd. is a wholly-owned direct subsidiary of ESBC. Substantially all of EchoStar's operating activities are conducted by subsidiaries of Dish, Ltd.

        In June 1994, Dish, Ltd. completed a public offering (the "Dish Notes Offering") of 12 7/8% Senior Secured Discount Notes due 2004 (the "Dish Notes") and Warrants (collectively, the "Dish Notes Offering"), resulting in net proceeds of approximately $323.3 million. Dish, Ltd. and its subsidiaries are subject to the terms and conditions of the Indenture related to the Dish Notes (the "Dish Notes Indenture"). Substantially all of the Warrants issued in connection with the Dish Notes Offering have been exercised. In June 1995, EchoStar completed an offering of its Class A Common Stock, resulting in net proceeds of approximately $63.0 million (the "Equity Offering").

        In March 1996, ESBC completed a private offering (the "ESBC Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004, resulting in net proceeds of approximately $337.0 million. ESBC subsequently filed a Registration Statement on Form S-1 to effect the exchange of those Notes for publicly registered debentures (the "ESBC Notes") with the same terms.
Proceeds from the ESBC Notes Offering have been or will be used for: (i) continued development, marketing and distribution of the DISH Network-SM-; (ii) EchoStar's purchase of DBS

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

frequencies at 148DEG. WL (the "148 Frequencies"); (iii) partial funding of the construction, launch and insurance of the satellites DBSC I ("EchoStar III") and EchoStar IV; (iv) additional launch costs of EchoStar II; and (v) other general corporate purposes. The 148 Frequencies were acquired by EchoStar at a public auction held by the Federal Communications Commission ("FCC") in January 1996 (the "FCC Auction"). In connection with the ESBC Notes Offering, EchoStar contributed all of the outstanding capital stock of its wholly owned subsidiary, Dish, Ltd., to ESBC. This transaction has been accounted for as a reorganization of entities under common control whereby Dish, Ltd. has been treated as the predecessor to ESBC. ESBC is subject to all, and EchoStar is subject to certain of, the terms and conditions of the Indenture related to the ESBC Notes (the "ESBC Notes Indenture").

        Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include EchoStar and all of its direct and indirect wholly owned subsidiaries.

BASIS OF PRESENTATION

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Combined and Consolidated Financial Statements and footnotes thereto included in EchoStar Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

SIGNIFICANT RISKS AND UNCERTAINTIES

        The commencement of EchoStar's DBS business has dramatically changed EchoStar's operating results and financial position when compared to its historical results. EchoStar consummated the Dish Notes Offering, the ESBC Notes Offering and the Equity Offering to partially satisfy the capital requirements for the construction, launch and operation of EchoStar I, EchoStar II, EchoStar III and EchoStar IV. Annual interest expense on the Dish Notes and ESBC Notes and depreciation of the investment in the satellites and related assets is of a magnitude that exceeds historical levels of income before taxes. Consequently, beginning in 1995 EchoStar reported significant net losses and expects net losses to continue through at least 1998. As of September 30, 1996, EchoStar expects to invest approximately an additional $400 million to fund contractor financing obligations with respect to EchoStar I and EchoStar II and to complete the construction phase and launch of EchoStar III and EchoStar IV (Note 6). EchoStar's plans also include the financing, construction and launch of two fixed service satellites, additional DBS satellites and Ku-band and KuX-band satellites, assuming receipt of all required FCC licenses and permits.

        In August 1996, EchoStar introduced a nationwide marketing promotion (the "EchoStar Promotion") which offers a standard EchoStar Receiver System to consumers for $199 (as compared to the original average retail price in March 1996 of approximately $499), conditioned upon the consumer's prepaid purchase of one year of America's Top 40 CD-SM- programming package
(America's Top 50 CD-SM- programming package effective November 1, 1996) for approximately $300. The EchoStar Promotion has significantly increased the affordability of EchoStar Receiver Systems for consumers. The primary purposes of the EchoStar Promotion are to rapidly build a subscriber base, to expand retail distribution of EchoStar's products and to build consumer awareness of the DISH Network-SM- brand. This promotion is consistent with and emphasizes EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM-programming to a substantial subscriber base. The

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


EchoStar Promotion requires significant investment by EchoStar to acquire subscribers, but EchoStar believes the investment is fully recoverable from the DBS programming revenues expected to be generated. EchoStar receivers process only DISH Network-SM- signals because of the proprietary encryption technology employed. Further, because of high consumer satisfaction ratings, EchoStar anticipates very high service renewal rates, resulting in minimum subscriber lives of atConsequently, the satellite receivers and other reception equipment can not be utilized with competitors' DBS systems, and unlike the cellular phone industry, subscribers can not seamlessly migrate to alternative DBS providers. Further, based on high DBS industry consumer satisfaction ratings, initial feedback from consumers and dealers and low EchoStar subscriber turnover rates, EchoStar anticipates high service renewal rates, leading to an expected average minimum subscriber life of at least three years. However, as renewal data least three years. Initially, howeverfor subscribers to the DISH Network-SM- is not yet available, among other things, EchoStar has elected to amortize its subscriber acquisition costs over a one year period, which. This amortization period is equal to the term of the prepaid programming package under the EchoStar Promotion. As EchoStar's DISH Network-SM- subscriber base matures and EchoStar develops a history of renewal rates, this amortization period may be adjusted to reflect the expected average minimum life of a subscriber. In addition, EchoStar's experience to date is that a majority of subscribers buy additionala majority of DISH Network-SM- subscribers have purchased premium and Pay-Per-View programming for incremental amounts overabove the prepaid minimum required by the EchoStar Promotion, which reduces the time necessary to recover the average investment per subscriber. EchoStar's present marketing strategy is based on current and anticipated competitive conditions which may change, and such changes could be adverse to EchoStar.

        EchoStar has agreements with two manufacturers to supply DBS receivers for EchoStar. Only one of the manufacturers has produced a receiver acceptable to EchoStar. EchoStar previously deposited $10.0 million with the non-performing manufacturer and has an additional $15.0 million in an escrow account (the "Non-Performing Manufacturer Escrow Account") as security for EchoStar's payment obligations under that contract. EchoStar has given this non-performing manufacturer notice of its intent to terminate the contract, and therefore and has filed suit against that manufacturer. Consequently, EchoStar is currently dependent on one manufacturing source for its receivers. Since EchoStar has given the non-performing manufacturer notice of its intent to terminate the contract, EchoStar has not included amounts due under the contract in EchoStar's future purchase commitments. The performing manufacturer is presently manufacturing receivers in sufficient quantities to meet currently expected demand. If EchoStar's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, EchoStar's liquidity and results of operations would be adversely affected. There can be no assurance EchoStar will be able to recover any amounts deposited with the non-performing manufacturer or held in escrow.

        EchoStar expects net losses to continue as it builds its subscription television business, and therefore, absent additional capital, EchoStar expects negative stockholders' equity towill result before December 31, 1997. EchoStar's expected net losses will result primarily from: (i) the amortization of the original issue discount on the Dish Notes and ESBC Notes;
(ii) increases in depreciation expense on the satellites and other fixed assets; (iii) amortization of subscriber acquisition costs; and (iv) increases in selling, general and administrative expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with NASDAQ National Market listing criteria, EchoStar believes this event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy NASDAQ's National Market listing criteria, EchoStar's Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception were not granted, trading in EchoStar Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it an investor may find itwould be more difficult to dispose of, or to obtain accurate quotations as to the price of, the EchoStar Common Stock. Delisting would result in a decline in EchoStar's Common Stock trading market which could potentially depress stock and bond prices, among other things.

        As a result of the factors discussed above, EchoStar will need to raise additional capital to complete the construction and launch of EchoStar III and EchoStar IV. There can be no assurance that necessary funds will be available or, if available, that they will be available on terms favorable to EchoStar. In anticipation of its future capital requirements and in order to fully implement its business strategy, EchoStar regularly examines, and is currently examining, opportunities to expand its DBS business, technology base and product lines through means such as licenses, joint ventures, strategic alliances, strategic investments and acquisitions of assets or ongoing businesses. Currently, EchoStar has not made a commitment to any new strategic transaction. At any time, however, EchoStar may agree to enter into a new strategic transaction. Should EchoStar agree to enter into a new strategic transaction, there can be no assurance as to the terms or timing of the transaction, whether the transaction will be consummated or whether

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


the transaction would improve EchoStar's financial condition, results of operations, business or prospects in any material manner. Further increases in the investment in subscriber acquisition costs, inadequate supplies of DBS receivers or significant delays or launch failures would significantly and adversely affect EchoStar's operating results and financial condition.

(2)     SUPPLEMENTAL ANALYSIS

CASH AND CASH EQUIVALENTS

        EchoStar considers all investments purchased with an original maturity of ninety days or less to be cash equivalents. Cash equivalents as of December 31, 1995, and September 30, 1996 consist of money market funds, corporate notes and commercial paper stated at cost which equates to market value.

RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

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

        Restricted Cash and Marketable Investment Securities in Escrow Accounts as reflected on the accompanying consolidated balance sheets represent the remaining net proceeds received from the Dish Notes Offering, and a portion of the proceeds from the ESBC Notes Offering, plus interest earned, less amounts expended to date in connection with the development, construction and continued growth of the DISH NetworkSM. These proceeds are held in separate escrow accounts (the "Dish Escrow Account" and the "ESBC Escrow Account") for the benefit of the holders of the Dish Notes and ESBC Notes, respectively, and are invested in certain debt and other marketable investment securities, as permitted by the respective Indentures, until disbursed for the express purposes identified in the Dish Notes Offering Prospectus and the ESBC Notes Offering Prospectus, as the case may be.

        Other Restricted Cash includes $11.4 million and $5.7 million at December 31, 1995 and September 30, 1996, respectively, to satisfy certain covenants in the Dish Notes Indenture regarding launch insurance for EchoStar I and EchoStar II. In addition, as of December 31, 1995 and September 30, 1996, $15.0 million was in the Non-Performing Manufacturer Escrow Account established pursuant to a DBS receiver manufacturing contract for payment to the manufacturer as certain milestones are reachedAccount. As of September 30, 1996, approximately $20.0 million was in a separate escrow account established pursuant to a second DBS receiver manufacturing agreement, covering EchoStar's payment obligations and. Additionally, approximately $750,000 was in an escrow account for the purpose of cash collateralizing standby letters of credit to a vendor. The major components of Restricted Cash and Marketable Investment Securities are as follows (in thousands):

                                  DECEMBER 31, 1995                  SEPTEMBER 30, 1996
                           -------------------------------   ----------------------------------
                                       UNREALIZED                         UNREALIZED
                           AMORTIZED    HOLDING     MARKET    AMORTIZED     HOLDING     MARKET
                              COST       GAIN       VALUE       COST        (LOSS)      VALUE
                           ---------   ----------   -------   ---------   ----------   --------
Commercial paper..........  $66,214      $ --       $66,214   $115,444       $ --      $115,444
Government bonds .........   32,904       420        33,324     41,040        (33)       41,007
Corporate notes...........       --        --            --     19,111        (62)       19,049
Certificates of deposit...       --        --            --        750         --           750
Accrued interest..........      153        --           153        660         --           660
                            -------      ----       -------   --------       ----      --------
                            $99,271      $420       $99,691   $177,005       $(95)     $176,910
                            -------      ----       -------   --------       ----      --------
                            -------      ----       -------   --------       ----      --------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

                                                        DECEMBER 31,   SEPTEMBER 30,
                                                            1995            1996
                                                        ------------   -------------
         EchoStar Receiver Systems....................    $    --         $20,878
         DBS receiver components......................      9,615          11,544
         Consigned DBS receiver components............         --           6,633
         Finished goods - C-band......................     11,161           4,246
         Finished goods - International...............      9,297           3,518
         Competitor DBS Receivers.....................      9,404              --
         Spare parts..................................      2,089           2,199
         Reserve for excess and obsolete inventory....     (2,797)         (4,772)
                                                          -------         -------
                                                          $38,769         $44,246
                                                          -------         -------
                                                          -------         -------

SUBSCRIBER ACQUISITION COSTS

        To attract subscribers to the DISH Network-SM-, EchoStar has sponsored certain sales promotions through EchoStar's various distribution outlets. EchoStar effectively allows consumers to buy Currently, EchoStar has chosen to reduce the retail price of EchoStar's proprietary DBS reception equipment at less than cost if they when consumers subscribe to and prepay for DISH Network-SM- programming service for a minimum of one year. Transaction proceeds to EchoStar applicable to the DISH Network-SM-programming (a minimum of $300 per subscriber) are deferred and recognized as revenue over the period of service. The remaining transaction proceeds are recognized as equipment revenue on shipment and an equal amount is charged to expense. EchoStar's investment in each subscriber is equal to the cost of the equipment, less any remaining non-programming transaction proceeds to EchoStar, measures EchoStar's investment in each new subscriber EchoStar. This amount is deferred and is being amortized over a one year period, which is equal to the length of the programming package available under the EchoStar Promotion. As EchoStar's DISH Network-SM- subscriber base matures and EchoStar develops a history of renewal rates, this amortization period may be adjusted to reflect the expected average minimum life of a subscriber. Amortization of subscriber acquisition costs for the three and nine months ended September 30, 1996 was approximately $3.3 million and $3.4 million, respectively.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation. Cost includes interest capitalized on the EchoStar DBS System during construction at EchoStar's effective borrowing rate. The major components of property and equipment were as follows (in thousands).

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                      ESTIMATED
                                                     USEFUL LIFE   DECEMBER 31,  SEPTEMBER 30,
                                                      (IN YEARS)       1995          1996
                                                     -----------   ------------  -------------
         Construction in progress................         --         $303,174      $281,353
         EchoStar I satellite....................         12               --       201,607
         Furniture, fixtures and equipment.......        2-12          35,127        65,320
         Buildings and improvements..............        7-40          21,006        25,729
         Tooling and other.......................         2             2,039         4,382
         Land....................................         --            1,613         2,295
         Vehicles................................         7             1,310         1,324
                                                                     --------      --------
           Total property and equipment..........                     364,269       582,010
             Less-Accumulated depreciation.......                     (10,269)      (26,767)
                                                                     --------      --------
             Net property and equipment..........                    $354,000      $555,243
                                                                     --------      --------
                                                                     --------      --------

        Construction in progress includes capitalized costs related to the construction, insurance and launch of EchoStar II, which was launched in September 1996 and became fully operational in November 1996 and EchoStar IV, which is currently scheduled for launch prior to the end of 1998. Construction in progress for EchoStar III includes costs related to that launch, which is scheduled prior to the end of 1997. Construction in progress consisted of the following (in thousands):

                                                                       DECEMBER 31,  SEPTEMBER 30,
                                                                          1995           1996
                                                                       ------------  -------------
     Progress amounts for satellite construction, launch, launch insurance, capitalized interest, launch and in-orbit
      tracking, telemetry and control services:
       EchoStar I....................................................   $193,629      $     --
       EchoStar II...................................................     88,634       225,948
       EchoStar III..................................................     20,801        28,168
       EchoStar IV...................................................         --        27,237
     Other...........................................................        110            --
                                                                        --------       --------
                                                                        $303,174       $281,353
                                                                        --------       --------
                                                                        --------       --------

OTHER NONCURRENT ASSETS

        The major components of other noncurrent assets were as follows (in thousands):

                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                     1995            1996
                                                                                  ------------   -------------
         Long-term notes receivable from DBSC and accrued interest.............     $16,000        $ 38,220
         Deferred tax assets, net..............................................      12,109          37,036
         FCC authorizations, net of amortization...............................      11,309          15,994
         ESBC Notes deferred debt issuance costs, net of amortization..........          --          12,240
         Deposit on FCC authorization..........................................          --          11,459
         Dish Notes deferred debt issuance costs, net of amortization..........      10,622           9,692
         SSET convertible subordinated debentures and accrued interest.........       9,610           4,776
         Investment in DBSC....................................................       4,111           4,049
         DBSI convertible subordinated debentures..............................       1,000           4,000
         Other, net............................................................         897           1,005
                                                                                    -------        --------
                                                                                    $65,658        $138,471
                                                                                    -------        --------
                                                                                    -------        --------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

        As of September 30, 1996, EchoStar owned approximately 40% of the outstanding common stock of Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC"). DBSC's principal assets include an FCC conditional satellite construction permit and specific orbital slot assignments for eleven DBS frequencies at 61.5DEG. WL and eleven DBS frequencies at 175DEG. WL (the "DBS Rights"). EchoStar intends to merge DBSC with Direct Broadcasting Satellite Corporation, a Colorado Corporation ("New DBSC"), a wholly owned subsidiary of EchoStar (the "DBSC Merger"). As a result of the DBSC Merger, EchoStar will hold, through New DBSC, DBSC's DBS Rights. The DBSC Merger has been approved by a majority of DBSC's shareholders and the FCC. EchoStar is in the process of registering shares of its Class A Common Stock which are expected to be issued in connection with the DBSC Merger. On October 25, 1996, EchoStar filed Amendment No. 3 to a Registration Statement on Form S-4 under the Securities Act covering 658,000 shares of EchoStar Class A Common Stock.

FCC AUTHORIZATIONS

        FCC authorizations are recorded at cost and are amortized using the straight-line method. Amortization begins at the time the related satellite becomes operational, or capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorization costs are amortized over 12 years, the expected useful life of the related satellite. The deposit on FCC authorization represents a deposit paid by EchoStar to the FCC in January 1996, for the 148 Frequencies plus capitalized interest thereon. The balance of $41.8 million due the FCC for the purchase of the frequencies will be drawn from the ESBC Escrow Account, and is payable to the FCC five days after EchoStar receives FCC approval for use of the orbital slot, which is expected to occur in the fourth quarter of 1996.

DEFERRED PROGRAMMING REVENUE

           Deferred programming revenue consists principally of prepayments received from subscribers to the DISH Network-SM- which are recognized in the period the related multi-month subscriptions to DISH Network-SM- programming which are recognized as revenue in the period the programming is provided. EchoStar likewise similarly defers prepayments received from subscribers to C-band programming sold by EchoStar as an authorized distributor.

           EchoStar also receives advance payments from certain programming providers for carriage on the DISH Network-SM- which are deferred and recognized as revenue on a straight-line basis over the contract term.

INTEREST EXPENSE

           Interest expense, net of amounts capitalized, on the accompanying income statements includes: (i) amortization of original issue discount on the Dish Notes and the ESBC Notes; (ii) interest expense on contractor financing of EchoStar I; (iii) interest expense on corporate mortgage indebtedness; and (iv) discounts on accounts receivable for EchoStar Receiver Systems and DISH Network-SM- programming which have been sold without credit recourse to third party financing groups.

EARNINGS PER SHARE

        Earnings per share have been calculated based on the weighted average number of shares of common stock issued and outstanding. Common stock equivalents (warrants and employee stock options) were excluded for the three and nine months ended September 30, 1995 and 1996 because they were not dilutive to loss per share amounts. Net loss has been adjusted for cumulative dividends on the 8% Series A Cumulative Preferred Stock.

(3)      LONG-TERM DEBT

DISH NOTES

        During June 1994, Dish, Ltd. completed the Dish Notes Offering of 624,000 units consisting of $624.0 million aggregate principal amount of the Dish Notes and 3,744,000 Warrants. The Dish Notes Offering resulted in net

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

proceeds to Dish, Ltd. of approximately $323.3 million. Substantially all of the Warrants issued in connection with the Dish Notes Offering have been exercised. Interest on the Dish Notes currently is not payable in cash but accrues through June 1, 1999, with the Dish Notes accreting to $624.0 million by that date. Thereafter, interest on the Dish Notes will be payable in cash semi-annually on June 1 and December 1 of each year, commencing December 1, 1999. At September 30, 1996, the Dish Notes were reflected in the accompanying financial statements at $422.8 million, net of unamortized discount of $201.2 million.

ESBC NOTES

        During March 1996, ESBC completed the ESBC Notes Offering consisting of $580.0 million aggregate principal amount of the ESBC Notes. The ESBC Notes Offering resulted in net proceeds to ESBC of approximately $337.0 million. Interest on the ESBC Notes currently is not payable in cash but accrues through March 15, 2000, with the ESBC Notes accreting to $580.0 million by that date. Thereafter, interest on the ESBC Notes will be payable in cash semi-annually on March 15 and September 15 of each year, commencing September 15, 2000. At September 30, 1996, the ESBC Notes were reflected in the accompanying financial statements at $372.6 million, net of unamortized discount of $207.4 million.

(4)  BANK CREDIT FACILITY

        From May 1994 to May 1996, the principal subsidiaries of EchoStar, exceptDish, Ltd., other than EchoStar Satellite Corporation (the "Borrowers"), were parties to an agreement with Bank of America Illinois, which provided a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. The Credit Facility expired in May 1996 and EchoStar does not currently intend to arrange a replacement credit facility.

(5)  INCOME TAXES

        The components of the benefit for income taxes were as follows (in thousands):

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                            --------------------    -------------------
                                               1995       1996        1995        1996
                                            --------    --------    --------    -------
       Current (provision) benefit
         Federal........................    $  (939)    $  (262)    $(2,551)    $ 4,204
         State..........................       (215)       (668)       (586)        298
         Foreign........................       (216)        (67)       (667)       (187)
                                            -------     -------     -------     -------
                                             (1,370)       (997)     (3,804)      4,315
                                            -------     -------     -------     -------
       Deferred benefit
         Federal........................      1,594      12,691       5,410      23,792
         State..........................        291       1,256       1,099       1,689
                                            -------     -------     -------     -------
                                              1,885      13,947       6,509      25,481
                                            -------     -------     -------     -------
           Total benefit................    $   515     $12,950     $ 2,705     $29,796
                                            -------     -------     -------     -------
                                            -------     -------     -------     -------

        EchoStar's deferred tax assets (approximately $39.5 million at September 30, 1996) relate principally to temporary differences for amortization of original issue discount on the Dish Notes and ESBC Notes, net operating loss carryforwards, temporary differences for depreciation of property and equipment and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these deferred tax assets will ultimately be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


(6)  OTHER COMMITMENTS AND CONTINGENCIES

SATELLITE CONTRACTS

     EchoStar has contracted with Lockheed Martin Corporation ("Martin") for the construction and delivery of high powered DBS satellites and for related services. Martin constructed both EchoStar I and EchoStar II and is in the construction phase on EchoStar III and EchoStar IV. The construction contract for EchoStar III contains a provision whereby, beginning August 1, 1997, includes a PER DIEM penalty of $3,333, to a maximum of $100,000, is payable if EchoStar III is not delivered by July 31, 1997. Beginning September 1, 1997, additional delays in the delivery of EchoStar III would result in additional PER DIEM penalties of $33,333, up to a maximum of $5.0 million in the aggregate. The contract for EchoStar IV contains a provision whereby, beginning February 16, 1998, includes a PER DIEM penalty of $50,000, to a maximum of $5.0 million in the aggregate, is payable if EchoStar IV is not delivered by February 15, 1998. The contract also contains a provision whereby Martin is entitled to an early delivery incentive payment of $50,000 for each day before February 15, 1998 the satellite is delivered to the launch site of Baikonur, Kazakhstan, up to a maximum of $5.0 million in the aggregate. This contract also contains an option provision which allows EchoStar to commence the construction phase of a fifth DBS satellite ("EchoStar V").

     EchoStar is utilizing $28.0 million of contractor financing for EchoStar
II. The contractor financing for EchoStar II bears interest at 8.25% and is payable in equal monthly principal and interest installments are due over five years following launch. Contractor financing of $15.0 million each will be used for EchoStar III and EchoStar IV. Interest on the contractor financing for EchoStar III and EchoStar IV will range between 7.75% and 8.25% and principal and interest payments are, with equal monthly installments due over five years following the launch of the respective satellite.

     EchoStar has entered into a contract for launch services with Lockheed Martin Commercial Launch Services, Inc. ("Lockheed") for the launch of EchoStar III from Cape Canaveral Air Station, Florida during the fall of 1997, subject to delay or acceleration in certain circumstances (the "Lockheed Contract"). The Lockheed Contract provides for launch of the satellite utilizing an Atlas IIAS launch vehicle. EchoStar has made an initial payment to Lockheed of $5.0 million and the remaining costprice is payable in installments in accordance with the payment schedule set forth in the Lockheed Contract, which requires that substantially all payments be made to Lockheed prior to the launch.

     In July 1996, EchoStar and Martin amended the contracts for the construction of EchoStar I and EchoStar II. As collateral security for contractor financing of EchoStar I and EchoStar II, EchoStar was required to provide a letter of credit prior to the launch of EchoStar II in the amount of $10 million (increasing to more than $40 million by 1999) and the principal stockholder of EchoStar pledged all of his Preferred Stock to Martin ("Preferred Stock Guarantee"). Under the amended agreements, EchoStar issued a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar I and EchoStar II. In consideration for the receipt of the corporate guarantee by EchoStar, Martin has agreed to eliminate the letter of credit requirements, and to release the Preferred Stock Guarantee in accordance with a specified formula based on the then outstanding contractor financing debt and the market value of EchoStar's Class A Common Stock. This transaction has been approved by EchoStar's board of directors with EchoStar's principal stockholder abstaining from the vote. Additionally, EchoStar will issue a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar III and EchoStar IV.

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

     In connection with the satellite contracts discussed above and other related commitments, in the fourth quarter of 1996 EchoStar expects to expend:
(i) approximately $3.9 million for contractor financing on EchoStar I and EchoStar II; (ii) approximately $19.0 million in connection with the launch of EchoStar III; (iii) approximately $37.0 million for construction of EchoStar III and EchoStar IV; and (iv) approximately $41.8 million for the purchase of the 148 Frequencies. Funds for these expenditures are expected to come from the ESBC Notes Escrow Account and available cash and marketable investment securities. Beyond 1996, EchoStar will expend approximately $68.7 million

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


on contractor financing debt related to EchoStar I and EchoStar II. Additionally, EchoStar has committed to expend approximately an additional $260 million to build, launch and support EchoStar III and EchoStar IV in 1997 and beyond. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Martin for the construction of EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

PURCHASE COMMITMENTS

     EchoStar has entered into agreements with various manufacturers to purchase DBS receivers and related components manufactured based on EchoStar's supplied specifications. As of September 30, 1996 the remaining commitments total approximately $148.7 million. As described previously, EchoStar has agreements with two manufacturers to supply DBS receivers for EchoStar. Only one of the manufacturers has produced a receiver acceptable to EchoStar. Since EchoStar has given the non-performing manufacturer notice of its intent to terminate the contract and has filed suit against that manufacturer, EchoStar has not included amounts due under the contract in EchoStar's purchase commitments. At September 30, 1996, the total of all outstanding purchase order commitments with domestic and foreign suppliers was approximately $150.0 million. All but approximately $19.2 million of the purchases related to these commitments are expected to be made during 1996 and the remainder are expected to be made during 1997.
EchoStar expects to finance these purchases from available cash, marketable investment securities and sales of its DISH Network-SM- programming.

OTHER RISKS AND CONTINGENCIES

     EchoStar is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of EchoStar.

(7)  SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     The Dish Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, Ltd. (collectively, the "Dish Notes Guarantors"), except for certain de minimis domestic and foreign subsidiaries.

     The ESBC Notes are initially guaranteed by EchoStar on a subordinated basis. On and after the Dish Guarantee Date (as defined in the ESBC Notes Indenture), the ESBC Notes will be guaranteed by Dish, Ltd., which guarantee will rank PARI PASSU with all senior unsecured indebtedness of Dish, Ltd. On and after the date upon which the DBSC Merger is consummated, the ESBC Notes will be guaranteed by New DBSC, which guarantee will rank PARI PASSU with all senior unsecured indebtedness of New DBSC.

     The consolidated net assets of Dish, Ltd., including the non-guarantors, exceeded the consolidated net assets of the Dish Notes Guarantors by approximately $277,000 and $134,000 as of December 31, 1995 and September 30, 1996, respectively. Summarized consolidated financial information for Dish, Ltd. is as follows (in thousands).

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                   ------------------   -----------------
                                                     1995     1996        1995      1996
                                                     ----     ----        -----     ----
Income Statement Data --
  Revenue ........................................ $43,606  $ 55,507   $123,271   $165,887
  Expenses .......................................  43,265    77,069    122,860    214,010
                                                   -------  --------   --------   --------
  Operating income (loss) ........................     341   (21,562)       411    (48,123)
  Other income (expense), net ....................  (2,111)   (7,970)    (8,440)   (19,846)
                                                   -------  --------   --------   --------
  Net loss before income taxes ...................  (1,770)  (29,532)    (8,029)   (67,969)
  Benefit for income taxes .......................     854    11,391      3,060     25,340
                                                   -------  --------   --------   --------
      Net loss ................................... $  (916) $(18,141)  $ (4,969)  $(42,629)
                                                   -------  --------   --------   --------
                                                   -------  --------   --------   --------


                                                          DECEMBER 31,    SEPTEMBER 30,
                                                              1995            1996
                                                          ------------    -------------
Balance Sheet Data --
  Current assets .........................................  $ 81,858        $146,940
  Property and equipment, net ............................   333,199         495,055
  Other noncurrent assets ................................   144,238         102,359
                                                            --------        --------
      Total assets .......................................  $559,295        $744,354
                                                            --------        --------
                                                            --------        --------

  Current liabilities ....................................  $ 50,743        $210,509
  Long-term liabilities ..................................   415,662         483,846
  Stockholder's equity ...................................    92,890          49,999
                                                            --------        --------
      Total liabilities and stockholder's equity .........  $559,295        $744,354
                                                            --------        --------
                                                            --------        --------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     EchoStar currently operates four related businesses: (i) operation of the DISH Network-SM- and the EchoStar DBS System; (ii) design, manufacture, marketing, installation and distribution of DTH products worldwide; (iii) domestic distribution of DTH programming; and (iv) consumer financing of EchoStar's domestic products and services. During March 1996 EchoStar began broadcasting and selling programming packages available from the DISH Network-SM-. EchoStar expects to derive its future revenue principally from fees from subscribers toperiodic subscription fees for DISH Network-SM-programming and, to a lesser extent, from the sale of equipment. The growth of DBS service and equipment sales has had and will continue to have a material negative impact on EchoStar's domestic sales of C-band DTH products; however this negative impact has been more than offset for the nine months ended September 30, 1996 by sales of EchoStar Receiver Systems. As sales of EchoStar DBS programming and receivers increase, EchoStar expects the decline in its sales of domestic C-band DTH products to continue at an accelerated rate.

     EchoStar generally bills for DISH Network-SM- programming periodically in advance and recognizes revenue as service is provided. Revenue from the DISH Network-SM- is a function of the number of subscribers,DISH Network-SM- revenue is a function of: (i) the number of subscribers; (ii) the mix of programming packages selected by subscribers and the rates charged subscribers, transaction fees for; (iii) the rates charged subscribers; (iv) revenue from ancillary programming activities (such as Pay-Per-View) and; and (v) revenue from satellite usage time agreements. DBS programming costs are generally based upon the number of subscribers to each programming offering; however, certain programmers pay EchoStar for carriage of their signals. In August 1996, EchoStar introduced. Since August 1996, EchoStar has introduced several marketing promotions, the most significant of which is a nationwide marketing promotion (the "EchoStar Promotion") which offers a standard EchoStar
Receiver System to consumers for $199 (as compared to the original average retail price in March 1996 of approximately $499), conditioned upon the consumer's prepaid purchase of one year of America's Top 40 CD-SM-programming package (America's Top 50 CD-SM- programming package effective November 1, 1996) for approximately $300. The EchoStar Promotion has significantly increased the affordability of EchoStar Receiver Systems for consumers. The primary purposes of the EchoStar Promotion are to rapidly build a subscriber base, to expand retail distribution of EchoStar's products and to build consumer awareness of the DISH Network-SM- brand. This promotion is consistent with and emphasizes EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM- programming to a substantial subscriber base. The
EchoStar Promotion has successfully accelerated the development of EchoStar's DBS subscriber base. The EchoStar Promotion requires significant investment by EchoStar to acquire subscribers, EchoStar believes the investment is fully recoverable from the DBS programming revenues expected to be generated. EchoStar receivers process only DISH Network-SM- signals because of the proprietary encryption technology employed. Further, because of high consumer satisfaction ratings, EchoStar anticipates very high service renewal rates, resulting in minimum subscriber lives of at Consequently, the satellite receivers and other reception equipment can not be utilized with competitors' DBS systems, and unlike the cellular phone industry, subscribers can not seamlessly migrate to alternative DBS providers. Further, based on high DBS industry consumer satisfaction ratings, initial feedback from consumers and dealers and low EchoStar subscriber turnover rates, EchoStar anticipates high service renewal rates. As a result, EchoStar believes it will be able to recover its average investment per subscriber over a period of less than three years. However, as renewal data least three years. Initially, however for subscribers to the DISH Network-SM- is not yet available, among other things, EchoStar has elected to amortize its subscriber acquisition costs over a one year period, which. This amortization period is equal to the term of the prepaid programming package under the EchoStar Promotion. As EchoStar's DISH Network-SM- subscriber base matures and EchoStar develops a history of renewal rates, this amortization period may be adjusted to reflect the expected average minimum life of a subscriber. In addition, EchoStar's experience to date is that a majority of subscribers buy additional majority of DISH Network-SM- subscribers have purchased premium and Pay-Per-View programming for incremental amounts above the prepaid minimum required by the EchoStar Promotion, which reduces the time necessary to recover the average investment per subscriber. EchoStar's present marketing strategy is based on current and anticipated competitive conditions which may change, and such changes could be adverse to EchoStar. Future changes in marketing strategy may include additional promotions, including promotions geared toward further increasing the affordability of EchoStar Receiver Systems and related accessories, which, among other things, which could increase EchoStar's investment in its subscriber base.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUE. Total revenue for the three and nine months ended September 30, 1996 was $57.0 million and $172.0 million, respectively, an increase of $13.4 million, or 31%, and $48.8 million, or 40%, respectively, as compared to total revenue for the three and nine months ended September 30, 1995 of $43.6 million and $123.3 million, respectively. Revenue from domestic sales of DTH products for the three and nine months ended September 30, 1996 was $29.1 million and $104.0 million, respectively, an increase of $3.3 million, or 13%, and $38.3 million, or 58%, respectively, as compared to the same periods in 1995. The increase in domestic revenue was primarily due to $22.3 million and $74.0 million in revenue from the sale of EchoStar Receiver Systems during the three and nine months ended September 30, 1996, respectively. There were no EchoStar Receiver System sales during the comparable periods in 1995. The increases in domestic revenue were offset by a decrease of $5.7 million, or 48%, and $14.1 million, or 44%, in revenue from sales of C-band satellite receivers and related accessories, during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Additionally, domestic revenue generated from satellite receivers sold for a competitor's DBS system ("Competitor DBS Receivers") decreased approximately $10.2 million, or 100%, and $15.0 million, or 65%, for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. There was no revenue and $8.0 million of revenue from Competitor DBS Receiver sales for the three and nine months ended September 30, 1996, respectively, as compared to $10.2 million and $23.0 million for the same periods in 1995. The increases in domestic revenue were also partially offset by a decrease of $3.0 million, or 82%, and $6.6 million, or 63%, in revenue from sales of non-proprietary descrambler modules, during the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The domestic market for C-band DTH products continued to decline during the three and nine months ended September 30, 1996, and this decline will continue to accelerate with the growth of DBS service and equipment sales. Consistent with the increases in revenue noted above, EchoStar has experienced a corresponding increase in trade accounts receivable at September 30, 1996, and expects this trend to continue as EchoStar develops additional channels of equipment distribution.

     Domestically, EchoStar sold approximately 160,000 and 315,000 satellite receivers in the three and nine months ended September 30, 1996, respectively, an increase of 321% and 246%, respectively, as compared to approximately 38,000 and 91,000 satellite receivers, respectively, for the same periods in 1995. Of the total number of satellite receivers sold for the three and nine months ended September 30, 1996, approximately 154,000 and 274,000, respectively, were EchoStar Receiver Systems. EchoStar Receiver System revenue represented approximately 39% and 43%, respectively, of total revenue for the three and nine months ended September 30, 1996. Although there was a significant increase in the number of satellite receivers sold in 1996 as compared to 1995, overall revenue did not increase proportionately as a result of the revenue recognition policy being applied to satellite receivers sold under the EchoStar Promotion combined with an approximate 26% reduction in the average selling price of C-band satellite receivers. During the promotional period, EchoStar is recognizing substantially less DTH product revenue and expense related to EchoStar Receiver Systems sold pursuant to the EchoStar Promotion. Currently, EchoStar has chosen to reduce the retail price of EchoStar's proprietary DBS reception equipment at less than cost if they when consumers subscribe to and prepay for DISH Network-SM- programming service for a minimum of one year. Transaction proceeds to EchoStar applicable to the DISH Network-SM- programming (a minimum of $300 per subscriber) are deferred and recognized as revenue over the period of service. The remaining transaction proceeds are recognized as equipment revenue on shipment and an equal amount is charged to expense. EchoStar's investment in each subscriber is equal to the cost of the equipment, less any remaining non-programming transaction proceeds to EchoStar, measures EchoStar's investment in each new subscriber. This amount is deferred and is being amortized over a one year period, which is equal to the term of the prepaid programming package under the EchoStar Promotion. As EchoStar's DISH Network-SM- subscriber base matures and EchoStar develops a history of renewal rates, this amortization period may be adjusted to reflect the expected average minimum life of a subscriber. This promotion is consistent with and emphasizes EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM- programming to a substantial subscriber base.

     Also included in the number of satellite receivers sold for the nine months ended September 30, 1996 are approximately 19,000 Competitor DBS Receivers as compared to 40,000, for the same period in 1995. During the nine months ended September 30, 1996, the Competitor DBS Receivers were sold at an approximate 25% reduction in the average selling price as compared to the nine months ended September 30, 1995. Competitor DBS Receiver revenue represented approximately 5% of total revenue for the nine months ended September 30, 1996. EchoStar's agreement to distribute Competitor DBS Receiver systems terminated on December 31, 1995 and during the first half of 1996, EchoStar sold all of its remaining inventory of Competitor DBS Receivers. The elimination of Competitor DBS Receiver inventory has been more than offset by a substantial increase in inventory of EchoStar Receiver Systems and related components, the sale of which has more than offset the elimination of revenue derived from the sale of Competitor DBS Receivers.

     DISH Network-SM- programming revenue was $15.3 million and $21.3 million for the three and nine months ended September 30, 1996, respectively. Since EchoStar did not begin broadcasting and selling programming packages available on the DISH Network-SM- service until March 1996, there was no DISH Network-SM- programming revenue generated during the comparable periods in 1995. DISH Network-SM- programming revenue represented 27% and 12% of total revenue for the three and nine months ended September 30, 1996, respectively. In future periods, EchoStar expects these percentages to continue to increase as EchoStar expands its DISH Network-SM- subscriber base. EchoStar had approximately 190,000 and 250,000 subscribers to DISH Network-SM- programming as of September 30, 1996 and November 11, 1996, respectively.

     C-band programming revenue was $2.9 million and $9.5 million for the three and nine months ended September 30, 1996, respectively, a decrease of $906,000, or 24%, and $2.0 million, or 17%, compared to the same periods in 1995. The decrease is attributable to the industry-wide decline in domestic C-band equipment sales and the related decline in domestic C-band programming revenue. This decline in C-band equipment sales and the related programming revenue is expected to continue and accelerate for the foreseeable future. The decline in C-band DTH programming revenue in 1996 has been more than offset by sales of DISH Network-SM- programming.

     Loan origination and participation income for the three and nine months ended September 30, 1996 was $1.7 million and $6.8 million, respectively, an increase of $1.3 million, or 288%, and $5.5 million, or 434%, respectively, compared to the same periods in 1995. The increase in loan origination and participation income for the three and nine months ended September 30, 1996 was primarily due to increased financed volume, including the financing of EchoStar Receiver Systems.

        Revenue from international sales of DTH products for the three and nine months ended September 30, 1996 was $8.0 million and $30.3 million, respectively, a decrease of $5.5 million, or 41%, and $14.5 million, or 32%, respectively, as compared to the same periods in 1995. The decrease is directly attributable to a decrease in the number of analog satellite receivers sold combined with decreasing margins on products sold. Internationally, EchoStar sold approximately 53,000 and 180,000 analog satellite receivers during the three and nine months ended September 30, 1996, a decrease of 34% and 31%, respectively, compared to approximately 80,000 and 261,000 units sold during the same periods in 1995. Overall, EchoStar's international markets for analog DTH products declined during the three and nine months ended September 30, 1996 as anticipation for new international digital services continuesd to increase. This international decline in demand for analog satellite receivers is similar to the decline which has occurred in the United States and was expected by EchoStar. To offset this anticipated decline in demand for analog satellite receivers, EchoStar has been negotiating with digital service providers to distribute their proprietary receivers in EchoStar's international markets. While EchoStar is actively pursuing these distribution opportunities, no assurance can be given that such negotiations will be successful.

        OPERATING EXPENSES. Costs of DTH products sold were $35.3 million and $125.5 million for the three and nine months ended September 30, 1996, respectively, an increase of $4.5 million, or 14%, and $37.9 million, or 43%, respectively, as compared to the same periods in 1995. The increase in DTH operating expenses for 1996 resulted primarily from the increase in sales of EchoStar Receiver Systems. Operating expenses for DTH products as a percentage of DTH product revenue were 95% and 93% for the three and nine months ended September 30, 1996, respectively, compared to 78% and 79% for the same periods in 1995, respectively. This increase is principally attributable to the accounting treatment applied to satellite receivers sold under the EchoStar Promotion combined with an approximate 26% reduction in the average worldwide selling price of C-band satellite receivers and a 25% reduction in the average selling price of Competitor DBS Receivers, as described above.

     The costs of DISH Network-SM- programming were $6.1 million and $7.9 million for the three and nine months ended September 30, 1996, respectively. Since EchoStar did not begin broadcasting and selling DISH Network-SM-programming packages until March 4, 1996, there were no DISH Network-SM-programming expenses incurred during the comparable periods in 1995.

     The costs of C-band programming were $2.6 million and $8.6 million for the three and nine months ended September 30, 1996, respectively, a decrease of $900,000, or 26%, and $1.7 million, or 16%, respectively, as compared to the same periods in 1995. This decrease is mainly attributable to the decrease in C-band programming revenue. C-band programming expenses as a percentage of C-band programming revenue for the three and nine months ended September 30, 1996 were 89% and 91%, respectively, as compared to 92% and 90%, respectively for each of the same periods in 1995. Although there was a decrease in C-band programming revenue, gross profit margins earned on C-band programming remained relatively consistent. As previously discussed, the domestic market for C-band DTH products has continued to decline with the growth of DBS service and equipment sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $23.7 million and $53.6 million for the three and nine months ended September 30, 1996, respectively, an increase of $15.5 million, or 187%, and $30.1 million, or 128%, respectively, as compared to the same periods in 1995. Selling, general and administrative expenses as a percentage of total revenue increased to 42% and 31%, respectively, for the three and nine months ended September 30, 1996, as compared to 19% for each of the same periods in 1995. This increase was principally due to: (i) increased personnel in all areas of the organization to support the DISH Network-SM-;
(ii) marketing and advertising prior to and in conjunction with the introduction of DISH Network-SM- service (iii) costs related to the Digital Broadcast Center, which commenced operations in the third quarter of 1995;
and (iv) costs associated with operation of the DISH Network-SM- Call Center and related services which have been out-sourceds and subscription management related services. In future periods, EchoStar believes that although total selling, general and administrative expenses will continue to increase, the increase as a percentage of future revenue will decrease as subscribers are added and additional revenue from sales of DISH Network-SM- programming is recognized.

     Research and development costs totaled $1.6 million and $4.2 million for the three and nine months ended September 30, 1996, respectively, as compared to $1.5 million and $4.0 million for the same periods in 1995. The increase was principally due to research and development costs related to digital DBS receivers for domestic and international markets, principally offset by a reduction in research related to C-band receivers for domestic and international markets. EchoStar expenses research and development costs as incurred and includes these costs in selling, general and administrative expenses.

     EBITDA. As expected, EchoStar incurred operating losses for the three and nine months ended September 30, 1996. EBITDA for the three and nine months ended September 30, 1996 was a negative $10.6 million and a negative $23.6 million, respectively, a decrease of $11.7 million and $25.5 million, respectively, compared to the same periods in 1995. The decrease resulted from the factors affecting revenue and expenses discussed above. EBITDA represents earnings before interest income, interest expense net of other income, income taxes, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EchoStar expects to continue to report operating losses through at least 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three and nine months ended September 30, 1996 was $10.3 million and $20.0 million, respectively, an increase of $9.5 million and $18.5 million, respectively, as compared to the same periods in 1995. The overall increase primarily resulted from depreciation on EchoStar I and the Digital Broadcast Center which were placed in service during the first quarter of 1996 and the fourth quarter of 1995, respectively, and the amortization of subscriber acquisition costs. Amortization of subscriber acquisition costs for the three and nine months ended September 30, 1996 was approximately $3.3 million and $3.4 million, respectively. As a result of the EchoStar Promotion, in future periods, amortization expense will be of a magnitude which significantly exceeds historical levels.

     OTHER INCOME AND EXPENSE. Other expense, net for the three and nine months ended September 30, 1996 was $14.6 million and $38.5 million, respectively, an increase of $13.4 million and $31.0 million, respectively, as compared to the same periods in 1995. The increase in other expense for the three and nine month periods ending September 30, 1996 resulted primarily from an increase in interest expense resulting from the issuance of the ESBC Notes. The increase has been partially offset by an increase in interest income attributable to increases in the balances of the ESBC Escrow Account, cash and marketable investment securities accounts as a result of proceeds received from the issuance of the ESBC Notes.

     INCOME TAX BENEFIT. Income tax benefit for the three and nine months ended September 30, 1996 was $13.0 million and $29.8 million, respectively, compared to income tax benefit of $515,000 and $2.7 million during the same periods in 1995. This increase is principally the result of changes in components of income and expenses discussed above during the three and nine months ended September 30, 1996. EchoStar's deferred tax assets
(approximately $39.5 million at September 30, 1996) relate principally to temporary differences for amortization of original issue discount on the Dish Notes and ESBC Notes, net operating loss carryforwards and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these deferred tax assets will ultimately be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled approximately $38.5 million for the nine months ended September 30, 1996, as compared to $10.3 million used by operations for the same period in 1995. The cash provided by operations for the nine months ended September 30, 1996 was mainly a result of an increase in deferred programming revenue related to the EchoStar Promotion, partially offset by increases in accounts receivable, inventory and other current assets. The cash provided by operations was invested in subscriber acquisition costs.

     From May 1994 to May 1996, the principal subsidiaries of Dish, Ltd., except EchoStar Satellite Corporation ("ESC") (the "Borrowers"), were parties to an agreement with Bank of America Illinois, which provided a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. EchoStar does not currently intend to arrange a replacement credit facility.

     During June 1994, EchoStar issued 624,000 units consisting of $624.0 million principal amount of the Dish Notes and 3,744,000 Warrants (representing 2,808,000 shares of EchoStar Class A Common Stock) for aggregate net proceeds of approximately $323.3 million, which were placed in the Dish Notes Escrow Account. As of September 30, 1996, substantially all of the Warrants issued in connection with the Dish Notes Offering had been exercised. Through September 30, 1996, $353.6 million had been withdrawn from the Dish Notes Escrow Account. At September 30, 1996, approximately $328.7 million of these proceeds had been applied to development and construction of the EchoStar DBS System and approximately $24.9 million had been applied to other permitted uses. During the third quarter of 1996, all remaining funds were disbursed from the Dish Notes Escrow Account.

     In March 1996, ESBC consummated a private placement of the ESBC Notes which were subsequently registered with the Securities and Exchange Commission. ESBC was formed in January 1996 for the purpose of the ESBC Notes Offering. In connection with the ESBC Notes Offering, EchoStar has contributed all of the outstanding capital stock of its wholly owned subsidiary, Dish, Ltd., to ESBC. ESBC issued $580.0 million principal amount of the ESBC Notes for aggregate net proceeds of approximately $337.0 million of which $177.3 million was placed in the ESBC Notes Escrow Account and the remaining $159.7 million was placed in cash and cash equivalents or marketable investment securities. Through September 30, 1996, $46.3 million had been withdrawn from the ESBC Notes Escrow Account for development and construction of EchoStar III and EchoStar IV. As of September 30, 1996, approximately $135.4 million remained in the ESBC Escrow Account, which included investment earnings. Subsequent to September 30, 1996, an additional $25.5 million has been withdrawn from the ESBC Notes Escrow Account. Total cash on hand and marketable investment securities at September 30, 1996 were approximately $73.2 million. EchoStar guarantees the ESBC Notes on a subordinated basis.

     EchoStar's Equity Offering in June 1995 resulted in net proceeds of approximately $63.0 million. EchoStar's assets at September 30, 1996 included assets purchased with those proceeds. Substantially all of the proceeds from the Equity Offering were used: (i) to secure launches for EchoStar III and EchoStar IV; (ii) to support, through loans to DBSC, construction of EchoStar III; (iii) to purchase, for $4.0 million, convertible subordinated secured debentures from DBS Industries, Inc.; and (iv) for general corporate purposes, including the down payment for the 148 Frequencies purchased at the FCC Auction in January 1996, which will be reimbursed with the proceeds of the ESBC Notes Offering at the time the final payment for the frequencies is made to the FCC.

     EchoStar anticipates expending an additional $35 million in working capital during the fourth quarter of 1996, including investment in subscriber acquisition costs. This cash requirement could increase if any of the following occur, among other things: (i) subscriptions to DISH Network-SM- programming differ from anticipated levels; (ii) actual expenses exceed present estimates; or (iii) investment in subscriber acquisition costs continue to increase beyond planned levels. In addition to the working capital requirements discussed above, during the fourth quarter of 1996,

EchoStar expects to expend: (i) approximately $3.9 million for contractor financing on EchoStar I and EchoStar II; (ii) approximately $19.0 million in connection with the launch of EchoStar III; (iii) approximately $37.0 million for construction of EchoStar III and EchoStar IV; and (iv) approximately $41.8 million for the purchase of the 148 Frequencies. Funds for these expenditures are expected to come from the ESBC Notes Escrow Account and available cash and marketable investment securities. Beyond 1996, EchoStar will expend approximately $68.7 million to repay contractor financing debt related to EchoStar I and EchoStar II. Additionally, EchoStar has committed to expend approximately an additional $260 million to build, launch and support EchoStar III and EchoStar IV in 1997 and beyond. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Martin for the construction of EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

     As a result of the factors discussed above, EchoStar will need to raise additional capital to complete the construction and launch of EchoStar III and EchoStar IV. There can be no assurance that necessary funds will be available or, if available, that they will be available on terms favorable to EchoStar. In anticipation of its future capital requirements and in order to fully implement its business strategy, EchoStar regularly examines, and is currently examining, opportunities to expand its DBS business, technology base and product lines through means such as licenses, joint ventures, strategic alliances, strategic investments and acquisitions of assets or ongoing businesses. Currently, EchoStar has not made a commitment to any new strategic transaction. At any time, however, EchoStar may agree to enter into a new strategic transaction. Should EchoStar agree to enter into a new strategic transaction, there can be no assurance as to the terms or timing of the transaction, whether the transaction will be consummated or whether the transaction would improve EchoStar's financial condition, results of operations, business or prospects in any material manner. Further increases in the investment in subscriber acquisition costs, inadequate supplies of DBS receivers or significant delays or launch failures would significantly and adversely affect EchoStar's operating results and financial condition.

     EchoStar expects net losses to continue as it builds its subscription television business, and therefore, absent additional capital, EchoStar expects negative stockholders' equity will result before December 31, 1997. EchoStar's expected net losses will result primarily from: (i) the amortization of the original issue discount on the Dish Notes and ESBC Notes; (ii) increases in depreciation expense on the satellites and other fixed assets; (iii) amortization of subscriber acquisition costs; and (iv) increases in selling, general and administrative expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with NASDAQ National Market listing criteria, EchoStar believes this event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy NASDAQ's National Market listing criteria, EchoStar's Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception were not granted, trading in EchoStar Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it an investor may find itwould be more difficult to dispose of, or to obtain accurate quotations as to the price of, the EchoStar Common Stock. Delisting would result in a decline in EchoStar's Common Stock trading market which could potentially depress stock and bond prices, among other things.

     EchoStar has entered into a contract with Martin to begin the construction phase of EchoStar IV. This contract also allows EchoStar to begin the construction phase of EchoStar V. Concurrent with execution of this contract, EchoStar waived all penalties due from Martin for the late delivery of EchoStar I and EchoStar II.

        In July 1996, EchoStar and Martin amended the contracts for the construction of EchoStar I and EchoStar II. As collateral security for contractor financing of EchoStar I and EchoStar II, EchoStar was required to provide a letter of credit prior to the launch of EchoStar II in the amount of $10 million (increasing to more than $40 million by 1999) and the principal stockholder of EchoStar pledged all of his Preferred Stock to Martin ("Preferred Stock Guarantee"). Under the amended agreements, EchoStar issued a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar I and EchoStar II. In consideration for the receipt of the corporate guarantee by EchoStar, Martin has agreed to eliminate the letter of credit requirements, and to release the Preferred Stock Guarantee in accordance with a specified formula based on the then outstanding contractor financing debt and the market value of EchoStar's Class A Common Stock. This transaction has been approved by EchoStar's board of directors with EchoStar's principal stockholder abstaining from the vote. Additionally, EchoStar will issue a corporate guarantee covering all obligations to Martin with respect to the contractor financing for EchoStar III and EchoStar IV.

     In addition to the commitments described above, EchoStar has entered into agreements with various manufacturers to purchase DBS receivers and related components manufactured based on EchoStar's supplied specifications. As of September 30, 1996 the remaining commitments total approximately $148.7 million. As described previously, EchoStar has agreements with two manufacturers to supply DBS receivers for EchoStar. Only one of the manufacturers has produced a receiver acceptable to EchoStar. Since EchoStar has given the non-performing manufacturer notice of its intent to terminate the contract, EchoStar has not included amounts due under the contract in EchoStar's purchase commitments. At September 30, 1996, the total of all outstanding purchase order commitments with domestic and foreign suppliers was approximately $150.0 million. All but approximately $19.2 million of the purchases related to these commitments are expected to be made during 1996 and the remainder is expected to be made during 1997. EchoStar expects to finance these purchases from available cash, marketable investment securities and sales of its DISH Network-SM- programming.

     EchoStar had outstanding $415.7 million and $849.2 million of long-term debt (including the Dish Notes and ESBC Notes, deferred satellite contract payments on EchoStar I and EchoStar II and mortgage indebtedness) as of December 31, 1995 and September 30, 1996, respectively. In addition, because interest on the Dish Notes is not payable currently in cash but accrues through June 1, 1999, the Dish Notes will accrete by $201.2 million through that date. Similarly, because interest on the ESBC Notes is not payable in cash but accrues through March 15, 2000, the ESBC Notes will accrete by $207.4 million through that date. For EchoStar II, EchoStar is utilizing $28.0 million of contractor financing ror EchoStar II. The financing bears interest at 8.25% and equal monthly principal and interest installments are due over the next five years. Contractor financing of $15.0 million will be used for both EchoStar III and EchoStar IV. Interest on the contractor financing for EchoStar III and EchoStar IV will range between 7.75% and 8.25%, with equal monthly installments due over five years following the launch of the respective satellite.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

     The Dish Notes and ESBC Notes Indentures impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. Although the ESBC Notes are collateralized by the stock of Dish, Ltd., various assets expected to form an integral part of the EchoStar DBS System (and not otherwise encumbered by the Dish Notes Indenture), and guarantees of EchoStar and certain of its other subsidiaries, ESBC's ability to fund interest and principal payments on the ESBC Notes will depend on successful operation and the acquisition of an adequate number of subscribers to the DISH Network-SM- and ESBC having access to available cash flows generated by the DISH Network-SM-, which in turn, will depend on EchoStar's success in attracting subscribers to the DISH Network-SM-. If cash available to ESBC is not sufficient to service the ESBC Notes, EchoStar would be required to obtain cash from other sources such as issuance of equity securities, new borrowings or asset sales. There can be no assurance that those alternative sources would be available, or available on favorable terms, or sufficient to meet debt service requirements on the ESBC Notes.

OTHER

DISH NOTES AND ESBC NOTES

     Three DBS orbital locations licensed by the FCC are generally recognized as capable of providing satellite service to the entire continental United States ("CONUS"). EchoStar has the right to utilize at least 21 DBS frequencies at one of those CONUS slots. In the event the number of frequencies EchoStar has the right to use at a CONUS orbital location is reduced to less than 21, then ESBC will be required to make an offer to repurchase all of the outstanding ESBC Notes, and Dish, Ltd. will be required to make an offer to repurchase one half of the outstanding Dish Notes. In the event the number of frequencies EchoStar has the right to use at a full CONUS orbital location falls below 11, then Dish, Ltd. will be required to make an offer to repurchase all of the outstanding Dish Notes, rather than only half. Additionally, in the event that EchoStar DBS Corporation, a wholly owned subsidiary of EchoStar, fails to obtain authorization from the FCC for frequencies purchased at the FCC Auction in January 1996, or in the event that such authorization is revoked or rescinded, ESBC will be required under the ESBC Notes Indenture to repurchase up to $52.3 million of principal amount of the ESBC Notes.

     If the DBSC Merger or similar transaction does not occur on or before March 1, 1997, ESBC will be required to repurchase at least $83.0 million principal amount of the ESBC Notes. Further, in the event that EchoStar incurs more than $7.8 million in expenses (as defined in the ESBC Notes Indenture) in connection with the DBSC Merger, ESBC will be required to apply an amount equal to such expenses minus $7.8 million to an offer to repurchase the maximum principal amount of the ESBC Notes that may be purchased out of such proceeds.

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

RECEIVER MANUFACTURERS

     EchoStar has agreements with two manufacturers to supply DBS receivers for EchoStar. Only one of the manufacturers has produced a receiver acceptable to EchoStar. EchoStar previously deposited $10.0 million with the non-performing manufacturer and has an additional $15.0 million in an escrow account as security for EchoStar's payment obligations under that contract. EchoStar has given this non-performing manufacturer notice of its intent to terminate the contract and has filed suit against that manufacturer. Consequently, EchoStar is currently dependent on one manufacturing source for its receivers. Since EchoStar has given the non-performing manufacturer notice of its intent to terminate the contract, EchoStar has not included amounts due under the contract in EchoStar's future purchase commitments. The performing manufacturer is presently manufacturing receivers in sufficient quantities to meet currently expected demand. If EchoStar's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, EchoStar's liquidity and results of operations would be adversely affected. There can be no assurance EchoStar will be able to recover any amounts deposited with the non-performing manufacturer or held in escrow.

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

   2.3* Plan and Agreement of Merger made as of December 21, 1995 by and among EchoStar, Direct Broadcasting Satellite Corporation, a Colorado Corporation ("MergerCo") and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated herein by reference to Exhibit 2.3 to the Registration Statement on Form S-4, Registration No. 333-03584).

   2.4* Merger Trigger Agreement entered into as of December 21, 1995 by and among EchoStar, MergerCo and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated herein by reference to Exhibit 2.3 to the Registration Statement on Form S-4, Registration No. 333-03584).

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

 EXHIBIT NO.    DESCRIPTION
 -----------    -----------
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

   4.10* Security Agreement of ESB in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Echostar, Commission File No. 0-26176).

   4.11* Escrow and Disbursement Agreement between ESB and First Trust (incorporated herein by reference to Exhibit 4.11 to the Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

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

 EXHIBIT NO.    DESCRIPTION
 -----------    -----------
  10.1(g)*      Sixth Amendment to the Satellite Construction Contract, dated as of June 7, 1994, between ESC and Martin Marietta
                (incorporated herein by reference to the Registration Statement on Form S-8 of EchoStar, Registration No. 33-81234).

  10.1(h)* Eighth Amendment to the Satellite Construction Contract, dated as of July 18, 1996, between ESC and Martin Marietta (incorporated herein by reference to Exhibit 10.1(h) to the Form 10-Q of EchoStar as of June 30, 1996, Commission File
                No. 0-26176).

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

  10.4* Master Purchase and License Agreement, dated as of August 12, 1986, between Houston Tracker Systems, Inc. ("HTS") and Cable/ Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

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

 EXHIBIT NO.    DESCRIPTION
 -----------    -----------
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

  10.17(a)*     Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin
                Marietta Corporation (incorporated herein by reference to Exhibit 10.17(a) to the Form 10-Q of EchoStar as of June 30,
                1996, Commission File No. 0-26176).

  10.17(b)*     Ninth Amendment to Satellite Construction Contract, dated as of
                February 1, 1994, between DirectSat Corporation and Martin
                Marietta Corporation (incorporated herein by reference to Exhibit 10.15 to the Registration Statement of Form S-4,
                Registration No. 333-03584).

  10.17(c)*     Tenth Amendment to Satellite Construction Contract, dated as of
                July 18, 1996, between DirectSat Corporation and Martin Marietta
                Corporation incorporated herein by reference to Exhibit 10.17(b) to the Form 10-Q of EchoStar as of June 30, 1996, Commission
                File No. 0-26176).

  10.18* Satellite Construction Contract, dated as of July 18, 1996, between EchoStar DBS Corporation and Lockheed Martin Corporation (incorporated herein by reference to the Form 10-Q of EchoStar as of June 30, 1996, Commission File
                No. 0-26176).

  10.19* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta Corporation, dated as of May 31, 1995 (incorporated herein by reference to Exhibit 10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

  11 Computation of Earnings Per Share for the three and nine months ended September 30, 1996.

  27            Financial Data Schedule

--------------
* Incorporated by reference pursuant to Rule 12D-32 under the Securities and Exchange Act of 1934, as amended.

(b)   REPORTS ON FORM 8-K.

      No current reports on Form 8-K were filed by EchoStar during the period covered by this Quarterly Report on Form 10-Q.

                                 SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EchoStar Communications Corporation



Date:  November 13, 1996            /s/    STEVEN B. SCHAVER
                                    -----------------------------------------
                                    Steven B. Schaver
                                    Vice President and Chief Financial Officer


                                    /s/    STEVEN B. SCHAVER
                                    -----------------------------------------
                                    Steven B. Schaver
                                    Principal Financial Officer