Form 10-Q/A
period 1996-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 1996-12-24
CIK 1001082

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         --------------------------

                             FORM 10-Q/A NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                FORM 10-Q/A NO. 1

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                    PAGE
                                                                                   ----
          Item 1.   Condensed Consolidated Financial Statements:

                    Balance Sheets as of December 31, 1995
                      and September 30, 1996 (Unaudited and Restated) ..............  1

                    Statements of Operations for the three months and nine months ended September 30, 1995 and 1996 (Unaudited and Restated)....  2

                    Statements of Cash Flows for the nine months
                     ended September 30, 1995 and 1996 (Unaudited and Restated))....  3

                    Notes to Financial Statements (Unaudited and Restated) .........  5

          Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations (Restated).... 16

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings .............................................. 28

          Item 6.   Exhibits and Reports on Form 8-K ............................... 29

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                      1995                1996
                                                                  ------------  ------------------------
                                                                                       (UNAUDITED)
                                                                                   (RESTATED, NOTE 1)
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . .      $  21,754          $   31,079
     Marketable investment securities. . . . . . . . . . . .         15,670              42,122
     Trade accounts receivable, net. . . . . . . . . . . . .          9,179              18,958
     Inventories, net. . . . . . . . . . . . . . . . . . . .         38,769              44,246
     Income tax receivable . . . . . . . . . . . . . . . . .          3,554               6,527
     Deferred tax assets . . . . . . . . . . . . . . . . . .          1,779               2,457
     Subscriber acquisition costs, net . . . . . . . . . . .             --              53,106
     Other current assets. . . . . . . . . . . . . . . . . .         13,037              22,006
                                                                  ---------          ----------
          Total current assets . . . . . . . . . . . . . . .        103,742             220,501
RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES:
     Dish Notes escrow . . . . . . . . . . . . . . . . . . .         73,291                  --
     ESBC Notes escrow . . . . . . . . . . . . . . . . . . .             --             135,449
     Other . . . . . . . . . . . . . . . . . . . . . . . . .         26,400              41,461
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . .        354,000             554,243
OTHER NONCURRENT ASSETS. . . . . . . . . . . . . . . . . . .         65,658             140,471
                                                                  ---------          ----------
          Total assets . . . . . . . . . . . . . . . . . . .       $623,091          $1,092,125
                                                                  ---------          ----------
                                                                  ---------          ----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable. . . . . . . . . . . . . . . . .      $  19,063          $   26,449
     Deferred programming and product
      revenue - DISH Network-SM- subscriber promotions . . .             --              77,644
     Deferred programming revenue - DISH Network-SM- . . . .             --                 100
     Deferred programming revenue - C-band . . . . . . . . .          5,563               4,308
     Accrued expenses and other current liabilities. . . . .         21,335              13,959
     Notes payable and current portion of long-term debt . .          4,782              11,344
                                                                  ---------          ----------
          Total current liabilities. . . . . . . . . . . . .         50,743             133,804
LONG-TERM DEFERRED SIGNAL CARRIAGE REVENUE . . . . . . . . .             --               6,690
DISH NOTES, net. . . . . . . . . . . . . . . . . . . . . . .        382,218             422,777
ESBC NOTES, net. . . . . . . . . . . . . . . . . . . . . . .             --             372,570
LONG-TERM MORTGAGE DEBT AND NOTE PAYABLE,
  excluding current portion. . . . . . . . . . . . . . . . .         33,444              53,842
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . .             --                 478
                                                                  ---------          ----------
          Total liabilities. . . . . . . . . . . . . . . . .        466,405             990,161
                                                                  ---------          ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
     Preferred Stock, 20,000,000 shares authorized,
       1,616,681 shares of Series A Cumulative Preferred
       Stock issued and outstanding, including accrued
       dividends of $2,143,000 and $3,046,000,
       respectively. . . . . . . . . . . . . . . . . . . . .         17,195              18,098
     Class A Common Stock, $.01 par value, 200,000,000
       shares authorized, 10,535,003 and 10,996,621
       shares issued and outstanding, respectively . . . . .            105                 110
     Class B Common Stock, $.01 par value, 100,000,000
       shares authorized, 29,804,401 shares issued and
       outstanding . . . . . . . . . . . . . . . . . . . . .            298                 298
     Common Stock Purchase Warrants. . . . . . . . . . . . .            714                  16
     Class C Common Stock, 100,000,000 shares authorized,
       none outstanding. . . . . . . . . . . . . . . . . . .             --                  --
     Additional paid-in capital. . . . . . . . . . . . . . .        151,674             154,142
     Unrealized holding gains on available-for-sale
       securities, net of deferred taxes . . . . . . . . . .            239                  35
     Retained earnings (deficit) . . . . . . . . . . . . . .        (13,539)            (70,735)
                                                                  ---------          ----------
          Total stockholders' equity . . . . . . . . . . . .        156,686             101,964
                                                                  ---------          ----------
          Total liabilities and stockholders' equity . . . .      $ 623,091          $1,092,125
                                                                  ---------          ----------
                                                                  ---------          ----------

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ------------------------       -----------------------
                                                                      1995          1996           1995           1996
                                                                                 (RESTATED,                    (RESTATED,
                                                                                   NOTE 1)                       NOTE 1)
REVENUE:
     DTH products and technical services . . . . . . . . . .      $  39,373      $  21,523       $110,515     $  118,722
     DISH Network-SM- programming and
      product revenues - subscriber promotions . . . . . . .             --          4,403             --          4,403
     DISH Network-SM- Programming. . . . . . . . . . . . . .             --         11,876             --         17,922
     C-band programming. . . . . . . . . . . . . . . . . . .          3,791          2,885         11,479          9,528
     Loan origination and participation income . . . . . . .            442          1,715          1,277          6,818
                                                                  ---------      ---------       --------     ----------
          Total revenue. . . . . . . . . . . . . . . . . . .         43,606         42,402        123,271        157,393
                                                                  ---------      ---------       --------     ----------

EXPENSES:
     DTH products and technical services . . . . . . . . . .         30,803         19,618         87,619        109,896
     DISH Network-SM- programming. . . . . . . . . . . . . .             --          6,108             --          7,877
     C-band programming. . . . . . . . . . . . . . . . . . .          3,473          2,573         10,297          8,631
     Selling, general and administrative . . . . . . . . . .          8,268         23,736         23,454         53,552
     Subscriber promotion subsidies. . . . . . . . . . . . .             --          6,000             --          6,000
     Amortization of subscriber acquisition costs. . . . . .             --          3,356             --          3,448
     Depreciation and amortization of property and
      equipment. . . . . . . . . . . . . . . . . . . . . . .            721          7,909          1,490         17,573
                                                                  ---------      ---------       --------     ----------
          Total expenses . . . . . . . . . . . . . . . . . .         43,265         69,300        122,860        206,977
                                                                  ---------      ---------       --------     ----------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . .            341        (26,898)           411        (49,584)
                                                                  ---------      ---------       --------     ----------

OTHER INCOME (EXPENSE):
     Interest income . . . . . . . . . . . . . . . . . . . .          4,435          5,335         11,078         14,718
     Interest expense, net of amounts capitalized. . . . . .         (5,859)       (19,996)       (18,749)       (53,180)
     Other, net. . . . . . . . . . . . . . . . . . . . . . .            208             91            168            (43)
                                                                  ---------      ---------       --------     ----------
          Total other income (expense) . . . . . . . . . . .         (1,216)       (14,570)        (7,503)       (38,505)
                                                                  ---------      ---------       --------     ----------
NET LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . . .           (875)       (41,468)        (7,092)       (88,089)
BENEFIT FOR INCOME TAXES . . . . . . . . . . . . . . . . . .            515         14,950          2,705         31,796
                                                                  ---------      ---------       --------     ----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (360)     $ (26,518)      $ (4,387)    $  (56,293)
                                                                  ---------      ---------       --------     ----------
                                                                  ---------      ---------       --------     ----------

NET LOSS ATTRIBUTABLE TO COMMON SHARES . . . . . . . . . . .      $    (661)     $ (26,819)      $ (5,290)    $  (57,196)
                                                                  ---------      ---------       --------     ----------
                                                                  ---------      ---------       --------     ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . .         37,544         40,456         34,965         40,455
                                                                  ---------      ---------       --------     ----------
                                                                  ---------      ---------       --------     ----------

LOSS PER COMMON AND COMMON EQUIVALENT SHARE. . . . . . . . .      $    (.02)     $    (.66)      $   (.15)    $    (1.41)
                                                                  ---------      ---------       --------     ----------
                                                                  ---------      ---------       --------     ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                             NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                         -------------------------
                                                                                                            1995           1996
                                                                                                         ----------     ----------
                                                                                                                        (RESTATED,
                                                                                                                          NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (4,387)    $  (56,293)
  Adjustments to reconcile net loss to net cash flows from operating activities--
    Depreciation and amortization of property and equipment. . . . . . . . . . . . . . . . . . . . .          1,490         17,573
    Subscriber acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        (56,554)
    Amortization of subscriber acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . .             --          3,448
    Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            587
    Benefit for deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,509)       (27,481)
    Amortization of deferred debt issuance costs on Dish Notes and ESBC Notes. . . . . . . . . . . .            945          1,759
    Amortization of discount on Dish Notes and ESBC Notes, net of amounts capitalized. . . . . . . .         17,455         40,229
    Equity in (earnings) losses of joint venture . . . . . . . . . . . . . . . . . . . . . . . . . .            (39)            62
    Change in reserve for excess and obsolete inventory. . . . . . . . . . . . . . . . . . . . . . .            277          2,579
    Change in long-term signal carriage revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .             --          6,690
    Change in accrued interest on notes receivable from DBSC . . . . . . . . . . . . . . . . . . . .             --         (2,220)
    Change in accrued interest on convertible subordinated debentures from SSET. . . . . . . . . . .           (427)          (418)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (401)           476
    Changes in working capital items --
      Trade accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,284)       (10,366)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,358)        (8,056)
      Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         (2,973)
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (846)        (8,969)
      Liability under cash management program. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (57)            --
      Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,441)         7,386
      Deferred programming and product revenue DISH Network-SM-. . . . . . . . . . . . . . . . . . .             --         77,744
      Deferred programming -- C-Band . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (719)        (1,255)
      Accrued expenses and other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .          1,016          7,624
                                                                                                         ----------     ----------
        Net cash flows from operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,285)        (8,428)
                                                                                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . .       (240,800)       (54,111)
  Sales of marketable investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        206,512         27,846
  Purchases of restricted marketable investment securities . . . . . . . . . . . . . . . . . . . . .        (15,000)       (20,761)
  Funds released from restricted cash and marketable investment securities - other . . . . . . . . .             --          5,700
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,727)       (13,400)
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .             27             --
  Offering proceeds and investment earnings placed in escrow . . . . . . . . . . . . . . . . . . . .         (7,570)      (191,941)
  Refund of launch payment placed in escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         (4,500)
  Funds released from escrow accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,842        133,768
  Payments received on convertible subordinated debentures from SSET . . . . . . . . . . . . . . . .             --          5,252
  Investment in convertible subordinated debentures from DBSI. . . . . . . . . . . . . . . . . . . .         (1,000)        (3,000)
  Long-term notes receivable from DBSC . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        (20,000)
  Expenditures for satellite systems under construction. . . . . . . . . . . . . . . . . . . . . . .        (58,984)      (167,829)
  Deposit on FCC authorization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        (10,459)
  Expenditures for FCC authorizations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         (3,167)
                                                                                                         ----------     ----------
        Net cash flows from investing activities . . . . . . . . . . . . . . . . . . . . . . . . . .        (66,700)      (316,602)
                                                                                                         ----------     ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                             NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                         -------------------------
                                                                                                            1995           1996
                                                                                                         ----------     ----------
                                                                                                                        (RESTATED,
                                                                                                                          NOTE 1)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage indebtedness and note payable . . . . . . . . . . . . . . . . . . . . . . .     $     (167)    $   (4,207)
  Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --          1,568
  Net proceeds from issuance of Class A Common Stock . . . . . . . . . . . . . . . . . . . . . . . .         62,933             --
  Net proceeds from issuance of ESBC Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        336,994
                                                                                                         ----------     ----------
        Net cash flows from financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .         62,766        334,355
                                                                                                         ----------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . .        (14,219)         9,325
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,506         21,754
                                                                                                         ----------     ----------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    3,287     $   31,079
                                                                                                         ----------     ----------
                                                                                                         ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized . . . . . . . . . . . . . . . . . . . . . . . .     $      353     $   11,192
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,739             --
  Note payable issued for deferred satellite construction payments for EchoStar II . . . . . . . . .             --         28,000
  Satellite launch payment for EchoStar II applied to EchoStar I launch. . . . . . . . . . . . . . .             --         15,000
  Increase in note payable for deferred satellite construction payments for EchoStar I . . . . . . .             --          3,167
  Cumulative Series A Preferred Stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . .            903            903
  Employee incentives funded by issuance of Class A Common Stock . . . . . . . . . . . . . . . . . .             --            207

The accompanying notes to consolidated financial statements are an integral part of these statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

THIS FORM 10-Q/A OF ECHOSTAR CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THE FORM 10-Q/A AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ECHOSTAR WITH RESPECT TO, AMONG OTHER THINGS: (I) ECHOSTAR'S FINANCING PLANS;
(II) TRENDS AFFECTING ECHOSTAR'S FINANCIAL CONDITIONS OR RESULTS OF OPERATIONS; (III) ECHOSTAR'S GROWTH STRATEGY; (IV) ECHOSTAR'S ANTICIPATED RESULTS OF FUTURE OPERATIONS; AND (V) REGULATORY MATTERS AFFECTING ECHOSTAR. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

(1)  BUSINESS AND BASIS OF PRESENTATION

PRINCIPAL BUSINESS AND FINANCING ACTIVITIES

     EchoStar Communications Corporation and subsidiaries ("EchoStar") is one of only two direct broadcast satellite ("DBS") companies in the United States with the capacity to provide comprehensive nationwide DBS programming service in 1996. EchoStar's DBS service (the "DISH Network-SM-") commenced operations in March 1996 after the successful launch of its first satellite ("EchoStar I") in December 1995. EchoStar launched its second satellite ("EchoStar II") on September 10, 1996. EchoStar significantly increased the channel capacity and programming offerings of the DISH Network-SM- when EchoStar II became fully operational in November 1996. EchoStar now provides approximately 120 channels of near laser disc quality digital video programming and over 30 channels of CD quality audio programming to the entire continental United States ("CONUS"). In addition to its DISH Network-SM- business, EchoStar is engaged in the design, manufacture, distribution and installation of satellite direct to home ("DTH") products, domestic distribution of DTH programming and consumer financing of EchoStar's domestic DTH products and services.

     EchoStar's primary objective is to become one of the leading providers of subscription television and other satellite delivered services in the United States. EchoStar had approximately 190,000 and 250,000 subscribers to DISH Network-SM- programming as of September 30, 1996 and November 11, 1996, respectively.

     EchoStar Satellite Broadcasting Corporation ("ESBC") is a wholly-owned direct subsidiary of EchoStar. Dish, Ltd. is a wholly-owned direct subsidiary of ESBC. Substantially all of EchoStar's operating activities are conducted by subsidiaries of Dish, Ltd.

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

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

ECHOSTAR PROMOTIONS AND REVISION OF ACCOUNTING POLICY

     Since August 1996, EchoStar has introduced several marketing promotions, the most significant of which is a nationwide marketing promotion (the "EchoStar Promotion") which allows independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (as compared to the original average retail price in March 1996 of approximately $499), conditioned upon the consumer's prepaid purchase of one year of America's Top 50 CD-SM- programming package for approximately $300. Total transaction proceeds to EchoStar is less than EchoStar's cost of the equipment and programming for the initial prepaid year of DISH Network-SM-service. The excess cost represents a subsidy provided by EchoStar for the benefit of the subscriber and is expensed upon shipment of the equipment.

     Subsequent to September 30, 1996, EchoStar entered into a strategic marketing relationship with Gateway 2000 ("Gateway"). Purchasers of certain computer models from Gateway receive a coupon which the consumer may present to EchoStar for a free EchoStar DBS Receiver System, conditioned upon the consumer's prepaid purchase from EchoStar's of one year of America's Top 50 CD-SM- programming package for approximately $300 (the "Gateway Promotion"). Accounting followed for the Gateway Promotion is identical to that described below for the EchoStar Promotion, except the amount of the per subscriber subsidy charged to expense upon shipment of the equipment is approximately $50 greater.

     The primary purposes of EchoStar promotions are to rapidly build a subscriber base, to expand retail distribution of EchoStar's products and to build consumer awareness of the DISH Network-SM-brand. These promotions are consistent with and emphasize EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM- programming to a substantial subscriber base. The promotions have significantly increased the affordability of EchoStar Receiver Systems for consumers. In the near term, the EchoStar promotions have had and will continue to have a negative impact on the Company's profit margins and cash flow as compared to the pricing of the EchoStar Receiver Systems assumed for the Company's original business strategy and growth projections.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The promotions offered by EchoStar result in EchoStar incurring significant costs to acquire subscribers. EchoStar believes these aggregate costs will be fully recouped from DBS programming profits expected to be generated from subscriber renewals and incremental service offerings, primarily because, unlike the cellular phone industry, subscribers cannot seamlessly migrate to alternative DBS providers. EchoStar Receiver Systems process only DISH Network-SM- signals because of the proprietary encryption technology employed and, therefore, the reception equipment cannot be utilized with competitors' DBS systems.

     Based on high DBS industry consumer satisfaction ratings, initial feedback from consumers and dealers and low EchoStar subscriber turnover rates, EchoStar anticipates high service renewal rates leading to an expected average minimum subscriber life of at least three years. In addition, a majority of DISH Network-SM- subscribers have purchased premium and Pay-Per-View programming for incremental amounts above the prepaid minimum required by the EchoStar Promotion, which reduces the time necessary to recoup the average costs incurred per subscriber. EchoStar's present marketing strategy is based on current competitive conditions which may change, and such changes could be adverse to EchoStar.

     Total transaction proceeds to EchoStar from DISH Network-SM-programming and equipment sold as a package under EchoStar promotions are initially deferred and recognized in revenue over the service period (normally one year), commencing with authorization of each new subscriber. The excess of EchoStar's cost of the equipment and programming for the initial prepaid period of DISH Network-SM- service over proceeds received by EchoStar represents subscriber promotion subsidies provided by EchoStar for the benefit of the subscriber and is expensed upon shipment of the equipment. The cost to EchoStar of the related equipment, less the amount of the subscriber promotion subsidies charged to expense upon shipment, is deferred as subscriber acquisition costs and reflected as amortization over the same period of service. Programming costs are accrued and expensed as the service is provided. Excluding expected incremental revenues from premium and Pay-Per-View programming, the accounting followed results in revenue recognition over the initial period of service equal to the sum of programming costs and amortization of subscriber acquisition costs.

     The accompanying financial statements as of and for the nine months ended September 30, 1996, have been restated. The original accounting followed by EchoStar for promotional package sales of service and equipment did not recognize an immediate charge for the subscriber subsidy, as described above, and transaction proceeds were allocated between service revenues and equipment sales revenues. The revised accounting eliminates the need to allocate transaction proceeds between programming service and equipment revenues and places no reliance on incremental revenues from add-on services or subscription renewals to realize deferred subscriber acquisition costs. The restatement had no material effect on any prior periods through June 30, 1996. Approximate effects on results of operations for the nine month period ended September 30, 1996 were: revenues decreased from $172.0 million to $157.4 million, or $14.6 million, which amount was principally offset by a corresponding reduction in expenses; operating (loss) increased by a net amount of $6.0 million, from $(43.6) million to $(49.6) million, principally due to the immediate expensing of subscriber promotion subsidies; net loss attributable to Common Shares increased by $4.0 million from $(53.2) million to $(57.2) million; and loss per share increased from $(1.31) to $(1.41).

     EchoStar's present marketing strategy is based on current competitive conditions which may change, and such changes could be adverse to EchoStar.

SIGNIFICANT RISKS AND UNCERTAINTIES

     The commencement of EchoStar's DBS business has dramatically changed EchoStar's operating results and financial position when compared to its historical results. EchoStar consummated the Dish Notes Offering, the ESBC Notes Offering and the Equity Offering to partially satisfy the capital requirements for the construction, launch and operation of EchoStar I, EchoStar II, EchoStar III and EchoStar IV. Annual interest expense on the Dish Notes and ESBC Notes and depreciation of the investment in the satellites and related assets is of a magnitude that exceeds historical levels of income before taxes. Consequently, beginning in 1995 EchoStar reported significant net losses and expects net losses to continue through at least 1998. EchoStar's plans also include the financing, construction, and launch of two fixed service satellites, additional DBS satellites and Ku-band and KuX-band satellites, assuming receipt of all required FCC licenses and permits.

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

     EchoStar expects net losses to continue as it builds its subscription television business, and therefore, absent additional capital, negative stockholders' equity will result before December 31, 1997. EchoStar's expected net losses will result primarily from: (i) the amortization of the original issue discount on the Dish Notes and ESBC Notes; (ii) increases in depreciation expense on the satellites and other fixed assets; (iii) increases in subscriber promotion subsidies and amortization of subscriber acquisition costs; and (iv) increases in selling, general and administrative expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with NASDAQ National Market listing criteria, EchoStar believes this event will not materially affect the implementation and execution of its business strategy. If EchoStar ceases to satisfy NASDAQ's National Market listing criteria, EchoStar's Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception were not granted, trading in EchoStar Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it would be more difficult to dispose of, or to obtain accurate quotations as to the price of, the EchoStar Common Stock. Delisting would result in a decline in EchoStar's Common Stock trading market which could potentially depress stock and bond prices, among other things.

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

     Restricted Cash and Marketable Investment Securities in Escrow Accounts as reflected on the accompanying consolidated balance sheets represent the remaining net proceeds received from the Dish Notes Offering, and a portion of the proceeds from the ESBC Notes Offering, plus interest earned, less amounts expended to date in connection with the development, construction and continued growth of the DISH Network-SM-. These proceeds are held in separate escrow accounts (the "Dish Escrow Account" and the "ESBC Escrow Account") for the benefit of the holders of the Dish Notes and ESBC Notes, respectively, and are invested in certain debt and other marketable investment securities, as permitted by the respective Indentures, until disbursed for the express purposes identified in the Dish Notes Offering Prospectus and the ESBC Notes Offering Prospectus, as the case may be.

     Other Restricted Cash includes $11.4 million and $5.7 million at December 31, 1995 and September 30, 1996, respectively, to satisfy certain covenants in the Dish Notes Indenture regarding launch insurance for EchoStar I and EchoStar
II. In addition, as of December 31, 1995 and September 30, 1996, $15.0 million was in the Non-Performing Manufacturer Escrow Account. As of September 30, 1996, approximately $20.0 million was in a separate escrow account established pursuant to a second DBS receiver manufacturing agreement, covering EchoStar's payment obligations. Additionally, approximately $750,000 was in an escrow account for the purpose of cash collateralizing standby letters of credit to a vendor. The major components of Restricted Cash and Marketable Investment Securities are as follows (in thousands):

                                              DECEMBER 31, 1995                           SEPTEMBER 30, 1996
                                   ----------------------------------------     ----------------------------------------
                                                  UNREALIZED                                   UNREALIZED
                                   AMORTIZED       HOLDING         MARKET       AMORTIZED       HOLDING         MARKET
                                      COST           GAIN          VALUE           COST          (LOSS)         VALUE
                                   ----------     ----------     ----------     ----------     ----------     ----------
Commercial paper . . . . . . . . . $   66,214     $       --     $   66,214     $  115,444     $       --     $  115,444
Government bonds . . . . . . . . .     32,904            420         33,324         41,040            (33)        41,007
Corporate notes. . . . . . . . . .         --             --             --         19,111            (62)        19,049
Certificates of deposit. . . . . .         --             --             --            750             --            750
Accrued interest . . . . . . . . .        153             --            153            660             --            660
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   $   99,271     $      420     $   99,691     $  177,005     $      (95)    $  176,910
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------     ----------     ----------

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

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        1995            1996
                                                    ------------   ------------
   EchoStar Receiver Systems . . . . . . . . . . .  $       --     $   20,878
   DBS receiver components . . . . . . . . . . . .       9,615         11,544
   Consigned DBS receiver components . . . . . . .          --          6,633
   Finished goods - C-band . . . . . . . . . . . .      11,161          4,246
   Finished goods - International. . . . . . . . .       9,297          3,518
   Competitor DBS Receivers. . . . . . . . . . . .       9,404             --
   Spare parts . . . . . . . . . . . . . . . . . .       2,089          2,199
   Reserve for excess and obsolete inventory . . .      (2,797)        (4,772)
                                                    ------------   ------------
                                                    $   38,769     $   44,246
                                                    ------------   ------------
                                                    ------------   ------------
SUBSCRIBER SUBSIDIES, SUBSCRIBER ACQUISITION COSTS, AND DEFFERED PROGRAMMING
AND PRODUCT REVENUE -- DISH NETWORK-SM- SUBSCRIBER PROMOTIONS

     Total transaction proceeds to EchoStar (approximately $350 for the EchoStar Promotion) from DISH Network-SM- programming and equipment sold as a package under EchoStar promotions are initially deferred and recognized in revenue over the service period (normally one year), commencing with authorization of each new subscriber. The excess of EchoStar's cost of the equipment and programming for the initial prepaid period of Dish Network-SM-service over proceeds received by EchoStar represents a subsidy provided by EchoStar for the benefit of the subscriber and is expensed upon shipment of the equipment. The cost to EchoStar of the related equipment, less the amount of the subsidy charged to expense upon shipment, is deferred as subscriber acquisition costs and reflected as amortization over the same period of service. Programming costs are accrued and expensed as the service is provided. Excluding expected incremental revenues from premium and Pay-Per-View programming, the accounting followed results in revenue recognition over the initial period of service equal to the sum of programming costs and amortization of subscriber acquisition costs.

     DISH Network-SM- programming and equipment which are not sold as a package under EchoStar promotions are separately presented in the accompanying consolidated statement of operations.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation expense on fixed assets was $7.9 million and $17.6 million for the three and nine months ended September 30, 1996. Cost includes interest capitalized on the EchoStar DBS System during construction at EchoStar's effective borrowing rate. The major components of property and equipment were as follows (in thousands).

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                ESTIMATED
                                                               USEFUL LIFE    DECEMBER 31,   SEPTEMBER 30,
                                                                (IN YEARS)        1995           1996
                                                               ------------   ------------   ------------
     Construction in progress. . . . . . . . . . . . . . . .             --   $    303,174   $    281,353
     EchoStar I satellite. . . . . . . . . . . . . . . . . .             12             --        201,607
     Furniture, fixtures and equipment . . . . . . . . . . .           2-12         35,127         65,320
     Buildings and improvements. . . . . . . . . . . . . . .           7-40         21,006         25,729
     Tooling and other . . . . . . . . . . . . . . . . . . .              2          2,039          4,382
     Land. . . . . . . . . . . . . . . . . . . . . . . . . .             --          1,613          2,295
     Vehicles. . . . . . . . . . . . . . . . . . . . . . . .              7          1,310          1,324
                                                                              ------------   ------------
       Total property and equipment. . . . . . . . . . . . .                       364,269        582,010
         Less-Accumulated depreciation . . . . . . . . . . .                       (10,269)       (27,767)
                                                                              ------------   ------------
         Net property and equipment. . . . . . . . . . . . .                  $    354,000   $    554,243
                                                                              ------------   ------------
                                                                              ------------   ------------

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

                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                  1995           1996
                                                                              ------------   ------------
     Progress amounts for satellite construction, launch, launch insurance, capitalized interest, launch and in-orbit
       tracking, telemetry and control services:
         EchoStar I. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    193,629   $         --
         EchoStar II . . . . . . . . . . . . . . . . . . . . . . . . . . .          88,634        225,948
         EchoStar III. . . . . . . . . . . . . . . . . . . . . . . . . . .          20,801         28,168
         EchoStar IV . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         27,237
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             110             --
                                                                              ------------   ------------
                                                                              $    303,174   $    281,353
                                                                              ------------   ------------
                                                                              ------------   ------------

OTHER NONCURRENT ASSETS

     The major components of other noncurrent assets were as follows (in thousands):

                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                  1995           1996
                                                                              ------------   ------------
     Long-term notes receivable from DBSC and accrued interest . . . . . .    $     16,000   $     38,220
     Deferred tax assets, net. . . . . . . . . . . . . . . . . . . . . . .          12,109         39,036
     FCC authorizations, net of amortization . . . . . . . . . . . . . . .          11,309         15,994
     ESBC Notes deferred debt issuance costs, net of amortization. . . . .              --         12,240
     Deposit on FCC authorization. . . . . . . . . . . . . . . . . . . . .              --         11,459
     Dish Notes deferred debt issuance costs, net of amortization. . . . .          10,622          9,692
     SSET convertible subordinated debentures and accrued interest . . . .           9,610          4,776
     Investment in DBSC. . . . . . . . . . . . . . . . . . . . . . . . . .           4,111          4,049
     DBSI convertible subordinated debentures. . . . . . . . . . . . . . .           1,000          4,000
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             897          1,005
                                                                              ------------   ------------
                                                                              $     65,658   $    140,471
                                                                              ------------   ------------
                                                                              ------------   ------------

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

DEFERRED PROGRAMMING REVENUE -- DISH NETWORK-SM- AND C-BAND

     Deferred programming revenue consists of prepayments received from multi-month subscriptions to DISH Network-SM- programming which are recognized as revenue in the period the programming is provided. EchoStar similarly defers prepayments received from subscribers to C-band programming sold by EchoStar as an authorized distributor.

LONG-TERM DEFERRED SIGNAL CARRIAGE REVENUE

     Long-term deferred signal carriage revenue consists of advance payments from certain programming providers for carriage on the DISH Network-SM- which are deferred and recognized as revenue on a straight-line basis over contract terms of up to ten years.

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

(3)  LONG-TERM DEBT

DISH NOTES

     During June 1994, Dish, Ltd. completed the Dish Notes Offering of 624,000 units consisting of $624.0 million aggregate principal amount of the Dish Notes and 3,744,000 Warrants. The Dish Notes Offering resulted in net proceeds to Dish, Ltd. of approximately $323.3 million. Substantially all of the Warrants issued in connection with the Dish Notes Offering have been exercised. Interest on the Dish Notes currently is not payable in cash but accrues

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

through June 1, 1999, with the Dish Notes accreting to $624.0 million by that date. Thereafter, interest on the Dish Notes will be payable in cash semi-annually on June 1 and December 1 of each year, commencing December 1, 1999. At September 30, 1996, the Dish Notes were reflected in the accompanying financial statements at $422.8 million, net of unamortized discount of $201.2 million.

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

(4)  BANK CREDIT FACILITY

     From May 1994 to May 1996, the principal subsidiaries of Dish, Ltd., other than EchoStar Satellite Corporation (the "Borrowers"), were parties to an agreement with Bank of America Illinois, which provided a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. The Credit Facility expired in May 1996 and EchoStar does not currently intend to arrange a replacement credit facility.

(5)  INCOME TAXES

     The components of the benefit for income taxes were as follows (in thousands):

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        ------------------   ------------------
                                          1995      1996       1995      1996
                                        --------  --------   --------   -------
     Current (provision) benefit
       Federal . . . . . . . . . . . .  $  (939)  $  (262)   $(2,551)   $ 4,204
       State . . . . . . . . . . . . .     (215)     (668)      (586)       298
       Foreign . . . . . . . . . . . .     (216)      (67)      (667)      (187)
                                        --------  --------   --------   -------
                                         (1,370)     (997)    (3,804)     4,315
                                        --------  --------   --------   -------

     Deferred benefit
       Federal . . . . . . . . . . . .    1,594    14,591      5,410     25,692
       State . . . . . . . . . . . . .      291     1,356      1,099      1,789
                                        --------  --------   --------   -------
                                          1,885    15,947      6,509     27,481
                                        --------  --------   --------   -------
         Total benefit . . . . . . . .  $   515   $14,950    $ 2,705    $31,796
                                        --------  --------   --------   -------
                                        --------  --------   --------   -------

     EchoStar's deferred tax assets (approximately $41.5 million at September 30, 1996) relate principally to temporary differences for amortization of original issue discount on the Dish Notes and ESBC Notes, net operating loss carryforwards, temporary differences for depreciation of property and equipment and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these deferred tax assets will ultimately be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6)  OTHER COMMITMENTS AND CONTINGENCIES

SATELLITE CONTRACTS

     EchoStar has contracted with Lockheed Martin Corporation ("Martin") for the construction and delivery of high powered DBS satellites and for related services. Martin constructed both EchoStar I and EchoStar II and is in the construction phase on EchoStar III and EchoStar IV. The construction contract for EchoStar III includes a PER DIEM penalty of $3,333, to a maximum of $100,000, if EchoStar III is not delivered by July 31, 1997. Beginning
September 1, 1997, additional delays in the delivery of EchoStar III would result in additional PER DIEM penalties of $33,333, up to a maximum of $5.0 million in the aggregate. The contract for EchoStar IV includes a PER DIEM penalty of $50,000, to a maximum of $5.0 million in the aggregate, if EchoStar IV is not delivered by February 15, 1998. The contract also contains a provision whereby Martin is entitled to an early delivery incentive payment of $50,000 for each day before February 15, 1998 the satellite is delivered to the launch site of Baikonur, Kazakhstan, up to a maximum of $5.0 million in the aggregate. This contract also contains an option provision which allows EchoStar to commence the construction phase of a fifth DBS satellite ("EchoStar V").

     EchoStar is utilizing $28.0 million of contractor financing for EchoStar
II. The financing bears interest at 8.25% and is payable in equal monthly principal and interest installments over five years following launch. Contractor financing of $15.0 million each will be used for EchoStar III and EchoStar IV. Interest on the contractor financing for EchoStar III and EchoStar IV will range between 7.75% and 8.25%, with equal monthly installments due over five years following the launch of the respective satellite.

     EchoStar has entered into a contract for launch services with Lockheed Martin Commercial Launch Services, Inc. ("Lockheed") for the launch of EchoStar III from Cape Canaveral Air Station, Florida during the fall of 1997, subject to delay or acceleration in certain circumstances (the "Lockheed Contract"). The Lockheed Contract provides for launch of the satellite utilizing an Atlas IIAS launch vehicle. EchoStar has made an initial payment to Lockheed of $5.0 million and the remaining price is payable in installments in accordance with the payment schedule set forth in the Lockheed Contract, which requires that substantially all payments be made to Lockheed prior to the launch.

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

     EchoStar has contracted with Lockheed-Khrunichev-Energia-International, Inc. ("LKE") for the launch of EchoStar IV during 1998 from the Kazakh Republic, a territory of the former Soviet Union, utilizing a Proton launch vehicle (the "LKE Contract"). Either party may request a delay in the launch period, subject to the payment of penalties based on the length of the delay and the proximity of the request to the launch date. EchoStar has paid LKE $20.0 million pursuant to the LKE Contract. No additional payments are currently required to be made to LKE until 1997.

     In connection with the satellite contracts discussed above and other related commitments, in the fourth quarter of 1996 EchoStar expects to expend:
(i) approximately $3.9 million for contractor financing on EchoStar I and EchoStar II; (ii) approximately $19.0 million in connection with the launch of EchoStar III; (iii) approximately $37.0 million for construction of EchoStar III and EchoStar IV; and (iv) approximately $41.8 million for the purchase of the 148 Frequencies. Funds for these expenditures are expected to come from the ESBC Notes Escrow Account and available cash and marketable investment securities. Beyond 1996, EchoStar will expend approximately $68.7 million on contractor financing debt related to EchoStar I and EchoStar II. Additionally, EchoStar has committed to expend

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

approximately an additional $260 million to build, launch and support EchoStar III and EchoStar IV in 1997 and beyond. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Martin for the construction of EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

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

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------   ------------------
                                         1995       1996       1995      1996
                                       --------   --------   --------   -------
     Income Statement Data --
       Revenue . . . . . . . . . . . .  $43,606   $ 40,871   $123,271  $151,251
       Expenses. . . . . . . . . . . .   43,265     68,433    122,860   205,374
                                       --------   --------   --------   -------
       Operating income (loss) . . . .      341    (27,562)       411   (54,123)
       Other income (expense), net . .   (2,111)    (7,970)    (8,440)  (19,846)
                                       --------   --------   --------   -------
       Net loss before income taxes. .   (1,770)   (35,532)    (8,029)  (73,969)
       Benefit for income taxes. . . .      854     13,391      3,060    27,340
                                       --------   --------   --------   -------
         Net loss. . . . . . . . . . .  $  (916)  $(22,141)  $ (4,969) $(46,629)
                                       --------   --------   --------   -------
                                       --------   --------   --------   -------

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        1995           1996
                                                     ------------  -------------
     Balance Sheet Data --
       Current assets. . . . . . . . . . . . . . . .    $ 81,858       $155,576
       Property and equipment, net . . . . . . . . .     333,199        495,055
       Other noncurrent assets . . . . . . . . . . .     144,238        104,359
                                                     ------------  -------------
         Total assets. . . . . . . . . . . . . . . .    $559,295       $754,990
                                                     ------------  -------------
                                                     ------------  -------------

       Current liabilities . . . . . . . . . . . . .    $ 50,743       $225,145
       Long-term liabilities . . . . . . . . . . . .     415,662        483,846
       Stockholder's equity. . . . . . . . . . . . .      92,890         45,999
                                                     ------------  -------------
         Total liabilities and stockholder's
           equity. . . . . . . . . . . . . . . . . .    $559,295       $754,990
                                                     ------------  -------------
                                                     ------------  -------------

                          ECHOSTAR COMMUNICATIONS CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the consolidated financial condition and results of operations of EchoStar Communications Corporation, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q/A

     THIS FORM 10-Q/A OF ECHOSTAR CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THE FORM 10-Q/A AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ECHOSTAR WITH RESPECT TO, AMONG OTHER THINGS: (I) ECHOSTAR'S FINANCING AND STRATEGIC TRANSACTION PLANS; (II) TRENDS AFFECTING ECHOSTAR'S FINANCIAL CONDITIONS OR RESULTS OF OPERATIONS; (III) ECHOSTAR'S GROWTH STRATEGY; (IV) ECHOSTAR'S ANTICIPATED RESULTS OF FUTURE OPERATIONS; AND (V) REGULATORY MATTERS AFFECTING ECHOSTAR. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

OVERVIEW

     EchoStar currently operates four related businesses: (i) operation of the DISH Network-SM- and the EchoStar DBS System; (ii) design, manufacture, marketing, installation and distribution of DTH products worldwide; (iii) domestic distribution of DTH programming; and (iv) consumer financing of EchoStar's domestic products and services. During March 1996 EchoStar began broadcasting and selling programming packages available from the DISH Network-SM-. EchoStar expects to derive its future revenue principally from periodic subscription fees for DISH Network-SM- Programming and, to a lesser extent, from the sale of equipment. The growth of DBS service and equipment sales has had and will continue to have a material negative impact on EchoStar's domestic sales of C-band DTH products; however this negative impact has been more than offset for the nine months ended September 30, 1996 by sales of EchoStar Receiver Systems. As sales of EchoStar DBS programming and receivers increase, EchoStar expects the decline in its sales of domestic C-band DTH products to continue at an accelerated rate.

     EchoStar generally bills for DISH Network-SM- programming periodically in advance and recognizes revenue as service is provided. DISH Network-SM-revenue is a function of: (i) the number of subscribers; (ii) the mix of programming packages selected by subscribers; (iii) the rates charged subscribers; (iv) revenue from ancillary programming activities (such as Pay-Per-View) ; and (v) revenue from satellite usage time agreements. DBS programming costs are generally based upon the number of subscribers to each programming offering.

ECHOSTAR PROMOTIONS AND REVISION OF ACCOUNTING POLICY

     Since August 1996, EchoStar has introduced several marketing promotions, the most significant of which is the EchoStar Promotion which allows independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (as compared to the original average retail price in March 1996 of approximately $499), conditioned upon the consumer's prepaid purchase of one year of America's Top 50 CD-SM-programming package for approximately $300. Total transaction proceeds to EchoStar (approximately $350 for the EchoStar Promotion) are less than EchoStar's cost of the equipment and programming for the initial prepaid year of DISH Network-SM- service. The excess cost represents a subsidy provided by EchoStar for the benefit of the subscriber and is expensed upon shipment of the equipment. For the three and nine months ended September 30, 1996, subscriber promotion subsidies for the EchoStar Promotion and other smaller EchoStar promotions totalled approximately $6.0 million. See "Notes 1 and 2 of EchoStar's Notes to Condensed Consolidated Financial Statements as of September 30, 1996."

     Subsequent to September 30, 1996, EchoStar entered into a strategic marketing relationship with Gateway 2000 ("Gateway"). Purchasers of certain computer models from Gateway receive a coupon which the consumer may present to EchoStar for a free EchoStar DBS Receiver System, conditioned upon the consumer's prepaid purchase from EchoStar of one year of America's Top CD-SM-programming package for approximately $300 (the "Gateway Promotion"). Accounting followed for the Gateway Promotion is identical to that described above for the EchoStar Promotion, except the amount of the per subscriber subsidy charged to expense upon shipment of the equipment is approximately $50 greater. EchoStar has conducted other promotions which are similar to the EchoStar Promotion, on a limited basis.

     The primary purposes of the EchoStar Promotion are to rapidly build a subscriber base, to expand retail distribution of EchoStar's products and to build consumer awareness of the DISH Network-SM- brand. This promotion is consistent with and emphasizes EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM- programming to a substantial subscriber base. The EchoStar

Promotion, the Gateway Promotion, and other promotions offered by EchoStar result in EchoStar incurring significant costs to acquire subscribers. EchoStar believes these aggregate costs will be fully recouped from DBS programming profits expected to be generated from subscriber renewals and incremental service offerings, primarily because, unlike the cellular phone industry, the reception equipment cannot be utilized with competitors' systems and, therefore, the subscribers cannot seamlessly migrate to alternative DBS providers after the initial prepaid year of DISH Network-SM-service. EchoStar Receiver Systems process only DISH Network-SM- signals because of the proprietary encryption technology employed.

     Based on high DBS industry consumer satisfaction ratings, initial feedback from consumers and dealers and low EchoStar subscriber turnover rates, EchoStar anticipates high service renewal rates leading to an expected average minimum subscriber life of at least three years. In addition, a majority of DISH Network-SM- subscribers have purchased premium and Pay-Per-View programming for incremental amounts above the prepaid minimum required by the EchoStar Promotion, which reduces the time necessary to recoup the average costs incurred per subscriber.

     Total transaction proceeds to EchoStar from DISH Network-SM- programming and equipment sold as a package under the EchoStar promotions are initially deferred and recognized in revenue over the service period (normally one year), commencing with authorization of each new subscriber. The excess of EchoStar's cost of the equipment and programming for the initial prepaid period of DISH Network-SM- service over proceeds received by EchoStar represents subscriber promotion subsidies provided by EchoStar for the benefit of the subscriber and is expensed upon shipment of the equipment. The cost to EchoStar of the related equipment, less the amount of the subscriber promotion subsidies charged to expense upon shipment, is deferred as subscriber acquisition costs and reflected as amortization over the same period of service. Programming costs are accrued and expensed as the service is provided. Excluding expected incremental revenues from premium and Pay-Per-View programming, the accounting followed results in revenue recognition over the initial period of service equal to the sum of programming costs and amortization of subscriber acquisition costs.

     The accompanying financial statements as of and for the nine months ended September 30, 1996, have been restated. The original accounting followed by EchoStar for promotional package sales of service and equipment did not recognize an immediate charge for the subscriber subsidy, as described above, and transaction proceeds were allocated between service revenues and equipment sales revenues. The revised accounting eliminates the need to allocate transaction proceeds between programming service and equipment revenues and places no reliance on incremental revenues from add-on services or subscription renewals to realize deferred subscriber acquisition costs.
The restatement had no material effect on any prior periods through June 30, 1996. Approximate effects on results of operations for the nine month period ended September 30, 1996 were: revenues decreased from $172.0 million to $157.4 million, or $14.6 million, which amount was principally offset by a corresponding reduction in expenses; operating (loss) increased by a net amount of $6.0 million, from $(43.6) million to $(49.6) million, principally due to the immediate expensing of subscriber promotion subsidies; net loss attributable to Common Shares increased by $4.0 million from $(53.2) million to $(57.2) million; and loss per share increased from $(1.31) to $(1.41).

     EchoStar's present marketing strategy is based on current competitive conditions which may change, and such changes could be adverse to EchoStar. Future changes in marketing strategy may include additional promotions, including promotions geared toward further increasing the affordability of EchoStar Receiver Systems and related accessories which, among other things, could increase EchoStar's cost of acquiring new subscribers.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUE. Total revenue for the three and nine months ended September 30, 1996 was $42.4 million and $157.4 million, respectively, a decrease of $1.2 million, or 3%, and an increase of $34.1 million, or 28%, respectively, as compared to total revenue for the three and nine months ended September 30, 1995 of $43.6 million and $123.3 million, respectively. Revenue from domestic sales of DTH products for the three and nine months ended September 30, 1996 was $13.5 million and $88.4 million, respectively, a decrease of $12.3 million, or 48%, and an increase of $22.7 million, or 34%, respectively, as compared to the same periods in 1995. There was $6.7 million and $58.4 million in domestic revenue from the sale of EchoStar Receiver Systems included in revenue from domestic sales of DTH products during the three and nine months ended September 30, 1996, respectively. There were no EchoStar Receiver System sales during the comparable periods in 1995. During both of the three months and nine months ended September 30, 1996 "DISH Network-SM- programming and product revenues--subscriber promotions" were $4.4 million compared to no revenues in 1995. Virtually the entire amounts of these revenues are revenue recognition of deferred transaction proceeds from the EchoStar Promotion. These proceeds are recognized ratably over a one year period from commencement of service to the subscriber. In addition to the decrease in domestic revenues for the three months ended September 30, 1996, sales of C-band satellite receivers also decreased by $5.7 million or 48% as compared to the same period in 1995. The increase in domestic revenues for the nine months ended September 30, 1996 was partially offset by a decrease in sales of C-band satellite receivers of $14.5 million or 32% as compared to the same period in 1995. Domestic revenue generated from satellite receivers sold for a competitor's DBS system ("Competitor DBS Receivers") decreased approximately $10.2 million, or 100%, and $15.0 million, or 65%, for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. There was no revenue and $8.0 million of revenue from Competitor DBS Receiver sales for the three and nine months ended September 30, 1996, respectively, as compared to $10.2 million and $23.0 million for the same periods in 1995. Domestic revenue also decreased by $3.0 million, or 82%, and $6.6 million, or 63%, from sales of non-proprietary descrambler modules, during the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The domestic market for C-band DTH products continued to decline during the three and nine months ended September 30, 1996, and this decline will continue to accelerate with the growth of DBS service and equipment sales. Consistent with the increases in revenue noted above, EchoStar has experienced a corresponding increase in trade accounts receivable at September 30, 1996, and expects this trend to continue as EchoStar develops additional channels of equipment distribution.

     Domestically, EchoStar sold approximately 160,000 and 315,000 satellite receivers in the three and nine months ended September 30, 1996, respectively, an increase of 321% and 246%, respectively, as compared to approximately 38,000 and 91,000 satellite receivers, respectively, for the same periods in 1995. Of the total number of satellite receivers sold for the three and nine months ended September 30, 1996, approximately 154,000 and 274,000, respectively, were EchoStar Receiver Systems. EchoStar Receiver System revenue represented approximately 52% and 47%, respectively, of total revenue for the three and nine months ended September 30, 1996. Although there was a significant increase in the number of satellite receivers sold in 1996 as compared to 1995, overall revenue did not increase proportionately as a result of the revenue recognition policy being applied to satellite receivers sold under the EchoStar Promotion combined with an approximate 26% reduction in the average selling price of C-band satellite receivers. Currently, EchoStar has chosen to reduce the retail price of EchoStar's proprietary DBS reception equipment when consumers subscribe to and prepay for DISH Network-SM- programming service for a minimum of one year. Total transaction proceeds to EchoStar from DISH Network-SM- programming service and equipment sold as a package under EchoStar promotions are initially deferred and recognized in revenue over the initial year of service, commencing with authorization of each new subscriber. The excess of EchoStar's equipment and programming costs for the initial prepaid period of DISH Network-SM- service over proceeds received by EchoStar represents subscriber promotional subsidies provided by EchoStar for the benefit of the subscriber and is expensed upon shipment of the equipment. The cost to EchoStar of the related equipment, less the amount of the subscriber promotional subsidies charged to expense upon shipment, is deferred as subscriber acquisition costs and reflected as amortization over the same period of service.

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

     DISH Network-SM- programming and promotional products revenue was $16.3 million and $22.3 million for the three and nine months ended September 30, 1996, respectively. Since EchoStar did not begin broadcasting and selling programming packages available on the DISH Network-SM- service until March 1996, there was no DISH Network-SM- programming revenue generated during the comparable periods in 1995. DISH Network-SM- programming and promotional products revenue represented 38% and 14% of total revenue for the three and nine months ended September 30, 1996, respectively. In future periods, EchoStar expects these percentages to continue to increase as EchoStar expands its DISH Network-SM- subscriber base. EchoStar had approximately 190,000 and 315,000 subscribers to DISH Network-SM-programming as of September 30, 1996 and December 20, 1996, respectively.

     C-band programming revenue was $2.9 million and $9.5 million for the three and nine months ended September 30, 1996, respectively, a decrease of $906,000, or 24%, and $2.0 million, or 17%, compared to the same periods in 1995. The decrease is attributable to the industry-wide decline in domestic C-band equipment sales and the related decline in domestic C-band programming revenue. This decline in C-band equipment sales and the related programming revenue is expected to continue and accelerate for the foreseeable future. The decline in C-band programming revenue in 1996 has been more than offset by sales of DISH Network-SM- programming.

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

     Revenue from international sales of DTH products for the three and nine months ended September 30, 1996 was $8.0 million and $30.3 million, respectively, a decrease of $5.5 million, or 41%, and $14.5 million, or 32%, respectively, as compared to the same periods in 1995. The decrease is directly attributable to a decrease in the number of analog satellite receivers sold combined with decreasing margins on products sold. Internationally, EchoStar sold approximately 53,000 and 180,000 analog satellite receivers during the three and nine months ended September 30, 1996, a decrease of 34% and 31%, respectively, compared to approximately 80,000 and 261,000 units sold during the same periods in 1995. Overall, EchoStar's international markets for analog DTH products declined during the three and nine months ended September 30, 1996 as anticipation for new international digital services continued to increase. This international decline in demand for analog satellite receivers is similar to the decline which has occurred in the United States and was expected by EchoStar. To offset this anticipated decline in demand for analog satellite receivers, EchoStar has been negotiating with digital service providers to distribute their proprietary receivers in EchoStar's international markets. While EchoStar is actively pursuing these distribution opportunities, no assurance can be given that such negotiations will be successful.

     OPERATING EXPENSES. Costs of DTH products sold were $19.7 million and $109.9 million for the three and nine months ended September 30, 1996, respectively, a decrease of $11.2 million, or 36%, and an increase of $22.3 million, or 25%, respectively, as compared to the same periods in 1995. The decrease for the three months ended September 30, 1996 resulted primarily from the accounting treatment of the EchoStar promotion discussed above. The increase in DTH operating expenses for the nine months ended September 30, 1996 resulted primarily from the increase in sales of EchoStar Receiver Systems. Operating expenses for DTH products as a percentage of DTH product revenue were 91% and 93% for the three and nine months ended September 30, 1996, respectively, compared to 78% and 79% for the same periods in 1995, respectively. This increase is principally attributable to an approximate 26% reduction in the average worldwide selling price of C-band satellite receivers and a 25% reduction in the average selling price of Competitor DBS Receivers, as described above.

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

     SUBSCRIBER PROMOTIONAL SUBSIDIES. Subcriber promotional subsidies, determined as previously described, were approximately $6.0 million for the three and nine months ended September 30, 1996. EchoStar introduced these promotions in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $23.7 million and $53.6 million for the three and nine months ended September 30, 1996, respectively, an increase of $15.5 million, or 187%, and $30.1 million, or 128%, respectively, as compared to the same periods in 1995. This increase was principally due to: (i) increased personnel in all areas of the organization to support the DISH Network-SM-; (ii) marketing and advertising prior to and in conjunction with the introduction of DISH Network-SM- service; (iii) costs related to the Digital Broadcast Center, which commenced operations in the third quarter of 1995; and (iv) costs associated with operation of the DISH Network-SM- Call Centers and subscription management related services. In future periods, EchoStar believes that although total selling, general and administrative expenses will continue to increase, the increase as a percentage of future revenue will decrease as subscribers are added and additional revenue from sales of DISH Network-SM-programming is recognized.

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

     EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION, AMORTIZATION OF SUBSCRIBER ACQUISITION COSTS AND OTHER AMORTIZATION. As expected, EchoStar incurred operating losses for the three and nine months ended September 30, 1996. Earnings before interest, income taxes, depreciation, amortization of subscriber acquisition costs and other amortization for the three and nine months ended September 30, 1996 was a negative $15.6 million and a negative $28.6 million, respectively, a decrease of $16.7 million and $30.5 million, respectively, compared to the same periods in 1995. The decreases resulted from the factors affecting revenue and expenses discussed above. This calculation is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EchoStar expects to continue to report operating losses through at least 1998.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization for the three and nine months ended September 30, 1996 was $11.3 million and $21.0 million, respectively, an increase of $10.5 million and $19.5 million, respectively, as compared to the same periods in 1995. The overall increase primarily resulted from depreciation on EchoStar I and the Digital Broadcast Center which were placed in service during the first quarter of 1996 and the fourth quarter of 1995, respectively, and the amortization of subscriber acquisition costs. Depreciation of fixed assets for the three and nine months ended September 30, 1996 was approximately $7.9 million and $17.6 million, respectively. Amortization of subscriber acquisition costs were approximately $3.4 million for the three and nine months ended September 30, 1996. As a result of the EchoStar Promotion, in future periods, amortization expense will be of a magnitude which significantly exceeds historical levels.

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

      INCOME TAX BENEFIT. Income tax benefit for the three and nine months ended September 30, 1996 was $15.0 million and $31.8 million, respectively, compared to income tax benefit of $515,000 and $2.7 million during the same periods in 1995. This increase is principally the result of changes in components of income and expenses discussed above during the three and nine months ended September 30, 1996. EchoStar's deferred tax assets (approximately $41.5 million at September 30, 1996) relate principally to temporary differences for amortization of original issue discount on the 1994 and 1996 Notes, net operating loss carryforwards and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these deferred tax assets will ultimately be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used by operations totaled approximately $8.4 million for the nine months ended September 30, 1996, as compared to $10.3 million used by operations for the same period in 1995. The cash used by operations for the nine months ended September 30, 1996 was mainly a result of increases in subscriber acquisition costs, accounts receivable, inventory and other current assets offset by an increase in deferred programming and promotional product revenue related to the EchoStar Promotion.

     From May 1994 to May 1996, the principal subsidiaries of Dish, Ltd., other than EchoStar Satellite Corporation (the "Borrowers"), were parties to an agreement with Bank of America Illinois, which provided a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite construction payments. The Credit Facility expired in May 1996 and EchoStar does not currently intend to arrange a replacement credit facility.

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

     EchoStar's Equity Offering in June 1995 resulted in net proceeds of approximately $63.0 million. EchoStar's assets at September 30, 1996 included assets purchased with those proceeds. Substantially all of the proceeds from the Equity Offering were used: (i) to secure launches for EchoStar III and EchoStar IV; (ii) to support, through loans to DBSC, construction of EchoStar III; (iii) to purchase, for $4.0 million, convertible subordinated secured debentures from DBS Industries, Inc.; and
(iv) for general corporate purposes, including the down payment for the frequencies at 148DEG. WL purchased at the FCC Auction in January 1996, which will be reimbursed with the proceeds of the 1996 Notes Offering at the time the final payment for the frequencies is made to the FCC.

     EchoStar anticipates expending an additional $35 million in working capital during the fourth quarter of 1996, including investment in subscriber acquisition costs. This cash requirement could increase if any of the following occur, among other things: (i) subscriptions to DISH Network-SM-programming differ from anticipated levels; (ii) actual expenses exceed present estimates; or (iii) investment in subscriber acquisition costs continue to increase beyond planned levels. In addition to the working capital requirements discussed above, during the fourth quarter of 1996, EchoStar expects to expend: (i) approximately $3.9 million for contractor financing on EchoStar I and EchoStar II; (ii) approximately $19.0 million in connection with the launch of EchoStar III; (iii) approximately $37.0 million for construction of EchoStar III and EchoStar IV; and (iv) approximately $41.8 million for the purchase of the frequencies at 148DEG. WL. Funds for these expenditures are expected to come from the ESBC Notes Escrow Account and available cash and marketable investment securities. Beyond 1996, EchoStar will expend approximately $68.7 million to repay contractor financing debt related to EchoStar I and EchoStar II. Additionally, EchoStar has committed to expend approximately an additional $260 million to build, launch and support EchoStar III and EchoStar IV in 1997 and beyond. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Lockheed Martin for the construction of

EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

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

     EchoStar expects net losses to continue as it builds its subscription television business, and therefore, absent additional capital, negative stockholders' equity will result before June 30, 1997. EchoStar's expected net losses will result primarily from: (i) the amortization of the original issue discount on the Dish Notes and ESBC Notes; (ii) increases in depreciation expense on the satellites and other fixed assets; (iii) increases in subscriber promotional subsidies and amortization of subscriber acquisition costs; and (iv) increases in selling, general and administrative expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with NASDAQ National Market listing criteria, EchoStar believes this event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy NASDAQ's National Market listing criteria, EchoStar's Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception were not granted, trading in EchoStar Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it would be more difficult to dispose of, or to obtain accurate quotations as to the price of, the EchoStar Common Stock. Delisting would result in a decline in EchoStar's Common Stock trading market which could potentially depress stock and bond prices, among other things.

     EchoStar has entered into a contract with Lockheed Martin to begin the construction phase of EchoStar IV. This contract also allows EchoStar to begin the construction phase of EchoStar V. Concurrent with execution of this contract, EchoStar waived all penalties due from Lockheed Martin for the late delivery of EchoStar I and EchoStar II.

      In July 1996, EchoStar and Lockheed Martin amended the contracts for the construction of EchoStar I and EchoStar II. As collateral security for contractor financing of EchoStar I and EchoStar II, EchoStar was required to provide a letter of credit prior to the launch of EchoStar II in the amount of $10 million (increasing to more than $40 million by 1999) and the principal stockholder of EchoStar pledged all of his Preferred Stock to Lockheed Martin ("Preferred Stock Guarantee"). Under the amended agreements, EchoStar issued a corporate guarantee covering all obligations to Lockheed Martin with respect to the contractor financing for EchoStar I and EchoStar
II. In consideration for the receipt of the corporate guarantee by EchoStar, Lockheed Martin has agreed to eliminate the letter of credit requirements, and to release the Preferred Stock Guarantee in accordance with a specified formula based on the then outstanding contractor financing debt and the market value of EchoStar's Class A Common Stock. This transaction has been approved by EchoStar's board of directors with EchoStar's principal stockholder abstaining from the vote. Additionally, EchoStar will issue a corporate guarantee covering all obligations to Lockheed Martin with respect to the contractor financing for EchoStar III and EchoStar IV.

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

     EchoStar had outstanding $415.7 million and $849.2 million of long-term debt (including the Dish Notes and ESBC Notes, deferred satellite contract payments on EchoStar I and EchoStar II and mortgage indebtedness) as of December 31, 1995 and September 30, 1996, respectively. In addition, because interest on the Dish Notes is not payable currently in cash but accrues through June 1, 1999, the Dish Notes will accrete by $201.2 million through that date. Similarly, because interest on the ESBC Notes is not payable in cash but accrues through March 15, 2000, the ESBC Notes will accrete by $207.4 million through that date. EchoStar is utilizing $28.0 million of contractor financing for EchoStar II. The financing bears interest at 8.25% and is payable in equal monthly principal and interest installments over five years following launch. Contractor financing of $15.0 million and $12.0 million will be used for EchoStar III and EchoStar IV, respectively.
Interest on the contractor financing for EchoStar III and EchoStar IV will range between 7.75% and 8.25%, with equal monthly installments due over five years following the launch of the respective satellite.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

     The Dish Notes Indenture and ESBC Notes Indenture impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. Although the ESBC Notes are collateralized by the stock of Dish, Ltd., various assets expected to form an integral part of the EchoStar DBS System (and not otherwise encumbered by the Dish Notes Indenture), and guarantees of EchoStar and certain of its other subsidiaries, ESBC's ability to fund interest and principal payments on the ESBC Notes will depend on successful operation and the acquisition of an adequate number of subscribers to the DISH Network-SM-and ESBC having access to available cash flows generated by the DISH Network-SM-, which in turn will depend on EchoStar's success in attracting subscribers to the DISH Network-SM-. If cash available to ESBC is not sufficient to service the ESBC Notes, EchoStar would be required to obtain cash from other sources such as issuance of equity securities, new borrowings or asset sales. There can be no assurance that those alternative sources would be available, or available on favorable terms, or sufficient to meet debt service requirements on the ESBC Notes.

OTHER

DISH NOTES AND ESBC NOTES

      Three DBS orbital locations licensed by the FCC are generally recognized as capable of providing satellite service to the entire continental United States ("CONUS"). EchoStar has the right to utilize at least 21 DBS frequencies at one of those CONUS slots. In the event the number of frequencies EchoStar has the right to use at a CONUS orbital location is reduced to less than 21, then ESBC will be required to make an offer to repurchase all of the outstanding ESBC Notes, and Dish, Ltd. will be required to make an offer to repurchase one half of the outstanding Dish Notes. In the event the number of frequencies

EchoStar has the right to use at a full CONUS orbital location falls below 11, then Dish, Ltd. will be required to make an offer to repurchase all of the outstanding Dish Notes, rather than only half. Additionally, in the event that EchoStar DBS, a wholly owned subsidiary of EchoStar, fails to obtain authorization from the FCC for frequencies purchased at the FCC Auction in January 1996, or in the event that such authorization is revoked or rescinded, ESBC will be required under the ESBC Notes Indenture to repurchase up to $52.3 million of principal amount of the 1996 Notes.

     If the DBSC Merger or similar transaction does not occur on or before March 1, 1997, ESBC will be required to repurchase at least $83.0 million principal amount of the ESBC Notes. Further, in the event that EchoStar incurs more than $7.8 million in expenses (as defined in the 1996 Notes Indenture) in connection with the DBSC Merger, ESBC will be required to apply an amount equal to such expenses minus $7.8 million to an offer to repurchase the maximum principal amount of the ESBC Notes that may be purchased out of such proceeds.

     If any of the above described events were to occur, EchoStar's plan of operations, including its liquidity, would be adversely affected and its current business plan may not be fully implemented. Further, EchoStar's short-term liquidity would be adversely affected in the event of: (i) significant delay in the delivery of certain products and equipment necessary for operation of the EchoStar DBS System; (ii) shortfalls in estimated levels of operating cash flows; or (iii) unanticipated expenses in connection with development of the EchoStar DBS System.

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


EchoStar Communications Corporation



Date:  December 24, 1996            /s/    J. ALLEN FEARS
                                    -----------------------------------------
                                    J. Allen Fears
                                    Vice President, Treasurer and Corporate
                                    Controller


                                    /s/    J. ALLEN FEARS
                                    -----------------------------------------
                                    J. Allen Fears
                                    Principal Accounting Officer