Form 10-K405
period 1996-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 1997-03-31
CIK 1001082

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________.

                        Commission file number: 0-26176

                      ECHOSTAR COMMUNICATIONS CORPORATION
              (Exact name of registrant as specified in its charter)

                NEVADA                                   88-0336997
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

        90 INVERNESS CIRCLE EAST
           ENGLEWOOD, COLORADO                               80112
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (303) 799-8222

      Securities registered pursuant to Section 12(b) of the Act:    None

         Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $0.01 par value

                            -------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    As of March 17, 1997, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $147.0 million based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

    As of March 17, 1997, the Registrant's outstanding voting stock consisted of 11,768,276 shares of Class A Common Stock, 29,804,401 shares of Class B Common Stock, and 1,616,681 shares of 8% Series A Cumulative Preferred Stock, each $0.01 par value.

                            -------------------------

                        DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated into this Form 10-K by reference:

    Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held June 9, 1997 are incorporated by reference in Part III herein.

                            -------------------------

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

================================================================================

                               TABLE OF CONTENTS

                                     PART I
Item 1.  Business                                                                   1
Item 2.  Properties                                                                24
Item 3.  Legal Proceedings                                                         24
Item 4.  Submission of Matters to a Vote of Security Holders                       25

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters     26
Item 6.  Selected Financial Data                                                   27
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     28
Item 8.  Financial Statements and Supplementary Data                               38
Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                      38

                                   PART III

Item 10. Directors and Executive Officers of the Registrant                        39
Item 11. Executive Compensation                                                    39
Item 12. Security Ownership of Certain Beneficial Owners and Management            39
Item 13. Certain Relationships and Related Transactions                            39

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K           40

         Signatures                                                                44

         Index to Financial Statement and Report of Independent Public
         Accountants                                                              F-1

                                   PART I

ITEM 1.  BUSINESS

    ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OF OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.
AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE AVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE THE COMPANY'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY SHAREHOLDER AND BOND-HOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS, INCLUDING THE ASKYB TRANSACTION (AS DEFINED HEREIN); THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION ("FCC"); GENERAL BUSINESS AND ECONOMIC CONDITIONS AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," OR "INTENDS" TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

GENERAL

    EchoStar Communications Corporation ("ECC"), together with its subsidiaries ("EchoStar" or the "Company"), currently is one of only three DBS companies in the United States with the capacity to provide comprehensive nationwide DBS programming service. EchoStar's DBS service (the "DISH Network-SM-") commenced operations in March 1996 after the successful launch of its first satellite ("EchoStar I") in December 1995. EchoStar launched its second satellite ("EchoStar II") on September 10, 1996. EchoStar II significantly increased the channel capacity and programming offerings of the DISH Network-SM- when it became fully operational in November 1996. EchoStar provides approximately 120 channels of near laser disc quality digital video programming and over 30 channels of CD quality audio programming to the entire continental United States ("CONUS"). In addition to its DISH Network-SM- business, EchoStar is engaged in the design, manufacture, distribution and installation of various satellite direct to home ("DTH") products, domestic distribution of DTH programming, and consumer financing of EchoStar's domestic DISH Network-SM- and DTH products and programming services. EchoStar had approximately 350,000 subscribers to DISH Network-SM-programming as of December 31, 1996.

    As more fully described herein (see - Strategic Alliance), on February 24, 1997, EchoStar announced the formation of a DBS alliance (the "ASkyB Transaction") with The News Corporation Limited ("News"). Pursuant to a binding letter agreement, American Sky Broadcasting, LLC, an entity controlled by News ("ASKyB"), will contribute to EchoStar, or to an entity in which EchoStar would have an equity interest, or make available for EchoStar's use, cash, satellites and other DBS assets. These assets are expected to have a total value of approximately $1.7 billion, including an FCC license purchased during 1996 for approximately $682.5 million. In return, ASkyB will acquire an approximate 50% equity interest in EchoStar. As a result of its contributions to ASkyB, MCI Communications Corporation ("MCI") will have an approximate 19.9% interest in ASkyB. Four DBS satellites are currently under construction for use by ASkyB. ASkyB also is constructing a digital broadcast center in Gilbert, Arizona, which, upon completion, will provide EchoStar with fully redundant digital broadcast center operations. Assuming consummation of the ASkyB Transaction, EchoStar's business plan would contemplate the eventual deployment of a total of seven DBS satellites. The Company anticipates that more than 200 channels of digital video and audio programming would be available for purchase by most continental U.S. television households. The Company is planning, subject to obtaining necessary regulatory and other approvals, to use the remaining portion of its DBS capacity to provide local programming to major population centers within the continental United States. The eventual use of the eighth DBS satellite has not been determined.

While definitive agreements are expected to be executed in the near future, in the absence of definitive agreements, the letter agreement will continue as a binding commitment between the parties. Consummation of the ASkyB Transaction is subject only to certain regulatory and other approvals and consents. While EchoStar and News intend to consummate the ASkyB Transaction, there can be no assurance that necessary regulatory or other approvals or consents will be obtained or that the transaction will be consummated.

    Certain companies principally owned and controlled by Mr. Charles W. Ergen were reorganized in 1993 into Dish, Ltd., formerly known as EchoStar Communications Corporation (together with its subsidiaries, "Dish, Ltd."). The principal reorganized entities included EchoStar Satellite Corporation ("ESC"), which holds licenses for certain DBS frequencies and is the operator of the DISH Network-SM-, and Echosphere Corporation and Houston Tracker Systems, Inc. ("HTS"), which are primarily engaged in the design, assembly, marketing and worldwide distribution of direct to home ("DTH") satellite television products. The reorganized group also includes other less significant domestic enterprises and several foreign entities involved in related activities outside the United States.

    In June 1994, Dish, Ltd. completed an offering of 12 7/8% Senior Secured Discount Notes due 2004 (the "Dish Notes") and Common Stock Warrants (the "Warrants") (collectively, the "Dish Notes Offering"), resulting in net proceeds of approximately $323.3 million. Dish, Ltd. and its subsidiaries are subject to the terms and conditions of the indenture related to the Dish Notes (the "Dish Notes Indenture").

    In June 1995, ECC completed an initial public offering (the "IPO") of its Class A Common Stock, resulting in net proceeds to ECC of approximately $62.9 million. To facilitate the IPO, EchoStar's principal subsidiary, Dish, Ltd., was merged with a wholly-owned subsidiary of ECC in December 1995 (the "Merger"). As a result of the Merger, all capital stock of Dish, Ltd. was automatically converted into capital stock of ECC on the basis of 0.75 shares of ECC for each share of Dish, Ltd. (the "Exchange Ratio"). All employee stock options of Dish, Ltd were also assumed by ECC, as adjusted for the Exchange Ratio. Also effective with the Merger, all outstanding Warrants for the purchase of Dish, Ltd. Class A Common Stock automatically became exercisable for shares of ECC's Class A Common Stock, as adjusted for the Exchange Ratio. As a result of the Merger, ECC owned all outstanding shares of Dish, Ltd. capital stock.

    In March 1996, EchoStar Satellite Broadcasting Corporation ("ESBC"), a wholly-owned subsidiary of ECC, completed an offering (the "ESBC Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004 (the "ESBC Notes"), which resulted in net proceeds to the Company of approximately $337.0 million. In connection with the ESBC Notes Offering, EchoStar contributed all of the outstanding capital stock of Dish, Ltd. to ESBC. This transaction was accounted for as a reorganization of entities under common control whereby Dish, Ltd. was treated as the predecessor to ESBC. ESBC is subject to all, and ECC is subject to certain of, the terms and conditions of the indenture related to the ESBC Notes (the "ESBC Notes Indenture"). As a result of the above transactions, ESBC is a wholly-owned direct subsidiary of EchoStar; Dish, Ltd. is a wholly-owned direct subsidiary of ESBC. Substantially all of EchoStar's operating activities are conducted by subsidiaries of Dish, Ltd.

    In December 1994, DirectSat Corporation ("DirectSat") was merged with a subsidiary of Dish, Ltd. DirectSat stockholders received an approximate 3% equity interest in Dish, Ltd. (subsequently exchanged for stock of ECC) in exchange for all of DirectSat's outstanding stock. At the time of the merger, DirectSat's principal assets were a conditional satellite construction permit and assignments for certain DBS frequencies granted by the FCC.

    On January 8, 1997, EchoStar consummated the merger of one of its wholly-owned subsidiaries with Direct Broadcasting Satellite Corporation ("DBSC"). As a result of the merger, EchoStar acquired a conditional satellite construction permit and specific orbital slot assignments for additional DBS frequencies. EchoStar expects to issue a total of approximately 658,000 shares (of which approximately 592,000 shares had been issued as of March 17, 1997) of its Class A Common Stock to DBSC shareholders in exchange for the approximate 60% interest in DBSC that ECC did not already own at the time of the DBSC merger.

BUSINESS STRATEGY

    EchoStar's primary business objective is to become one of the leading providers of subscription television and other satellite delivered services in the United States. EchoStar's current strategy to achieve this objective is to:

     - ENTER INTO STRATEGIC ALLIANCES TO ENHANCE ECHOSTAR'S COMPETITIVE POSITION IN THE DBS MARKET.

     -  EXPAND THE MARKET FOR ITS SERVICES BY:

        (i)    USING AGGRESSIVE SALES PROMOTIONS.
        (ii) RETRANSMITTING LOCAL BROADCAST SIGNALS TO MAJOR POPULATION CENTERS WITHIN THE CONTINENTAL UNITED STATES.
        (iii) OFFERING A VARIETY OF NICHE, FOREIGN LANGUAGE, CULTURAL, EDUCATIONAL, AND BUSINESS PROGRAMMING.
        (iv)   PROVIDING SUBSCRIBERS WITH QUALITY PROGRAMMING AT COMPETITIVE
               PRICES.
        (v)    EXPANDING THE DISTRIBUTION CHANNELS FOR ECHOSTAR RECEIVER
               SYSTEMS.

     - DEPLOY SATELLITES AT ADDITIONAL DBS ORBITAL SLOTS TO EXPAND ECHOSTAR'S SERVICE OFFERINGS.

STRATEGIC ALLIANCE

    On February 24, 1997, EchoStar and News announced that News had agreed to acquire an approximate 50% ownership interest in EchoStar. In connection therewith, ASKyB will contribute to EchoStar or an entity controlled by EchoStar, or make available for EchoStar's use, cash, satellites and other DBS assets of its ASkyB subsidiary. Four satellites are currently under construction for use by ASkyB. Three of these satellites will have 32 tansponders that will operate at approximately 120 watts per channel (switchable to 16 transponders operating at over 200 watts per channel). The fourth satellite will have eight transponders. Assuming completion of the ASKyB transaction, EchoStar anticipates that it will be able to offer more than 200 channels of digital audio and video programming to most continental U.S. television households. Currently, EchoStar provides approximately 150 channels of digital video and audio programming. The Company expects to use its expanded capacity to provide additional niche, foreign language, cultural, educational, business, sports, Pay-Per-View and other programming. The Company also is planning, subject to obtaining necessary regulatory and other approvals, to use the remaining portion of its DBS capacity to provide local programming to major population centers within the continental United States. The EchoStar/News alliance will operate under the trade name "Sky." EchoStar will continue to be headquartered in Englewood, Colorado. Consummation of the ASkyB Transaction is subject only to certain regulatory and other approvals and consents. While EchoStar believes that the necessary regulatory or other approvals and consents will be obtained and that the ASkyB Transaction will be consummated, there can be no assurance that the Company will be successful in these efforts.

EXPAND MARKET FOR DISH NETWORK-SM- SERVICE

    AGGRESSIVE SALES PROMOTIONS. The primary purposes of EchoStar promotions are to rapidly build a subscriber base, to expand retail distribution of EchoStar's products, and to build consumer awareness of the DISH Network-SM-brand. These promotions are consistent with, and emphasize, EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through sales of DISH Network-SM- programming to a large subscriber base.

    Since August 1996, EchoStar has introduced several marketing promotions, the most significant of which is a nationwide-marketing promotion (the "EchoStar Promotion") which allows independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (as compared to the original average retail price in March 1996 of approximately $499), conditioned upon the consumer's prepaid purchase of a one-year subscription to the DISH Network's-SM- America's Top 50 CD-SM-programming package for approximately $300. Total transaction proceeds to EchoStar are less than EchoStar's cost of the equipment and programming for the initial prepaid year of DISH Network-SM- service. The excess of the total costs incurred (equipment, programming and other) over transaction proceeds is expensed upon shipment of the equipment and reflected in EchoStar's consolidated financial statements as subscriber promotion subsidies.

    While promotions such as the EchoStar Promotion have significantly increased the affordability of DISH Network-SM- equipment and service for customers, such promotions have resulted in EchoStar incurring significant costs to acquire subscribers. Additionally, such promotions have had, and will continue to have, a negative impact on the Company's profit margins and cash flows. EchoStar believes such costs will be fully recouped from future DBS revenues expected to be generated from customers obtained as a result of EchoStar's various promotions, primarily because, unlike the cellular phone industry, DISH Network-SM- reception equipment cannot be utilized with competitors' DBS systems. Therefore, subscribers cannot seamlessly migrate to alternative DBS providers after the initial prepaid year of DISH Network-SM-service. Further, based on high DBS industry consumer satisfaction ratings, initial feedback from consumers and dealers, and low initial DISH Network-SM-subscriber turnover rates, EchoStar anticipates high service renewal rates leading to an expected average minimum subscriber life of at least three years.

    RETRANSMISSION OF LOCAL BROADCAST SIGNALS. Historically, DBS providers have not had adequate channel capacity to retransmit local broadcast signals via satellite. As a result, DBS subscribers generally are required to use an off-air antenna or subscribe to an existing cable service to receive local programming. While there can be no assurance that EchoStar will be able to successfully implement its plans to deliver local programming, the Company believes its ability to transmit local programming via satellite into the markets from which such programming is originated may attract incremental subscribers who would not otherwise be willing to purchase satellite systems. In order to retransmit local programming into a market, EchoStar must obtain the retransmission consent of the local carrier and either compulsory statutory copyright licenses or actual copyright licenses from the holders of copyrighted programming. EchoStar intends to offer local programming in the largest U.S. television markets. Upon consummation of the ASkyB Transaction, EchoStar believes that it will have the necessary frequency capacity to enable it to provide local programming to major population centers within the continental United States. See "-- DBS and Related Services -- The Satellites."

    VARIETY OF PROGRAMMING SERVICES. Assuming consummation of the ASkyB Transaction, EchoStar expects that its ability to transmit programming to the entire continental United States, coupled with its significant DBS capacity, may enable it to expand the types of programming services currently offered by the DISH Network-SM-. The Company expects that these programming services may include additional niche, foreign language, cultural, educational and business television services currently not widely offered by other providers of subscription television services. By expanding its programming services to include those services described above, EchoStar believes, but can give no assurance, that it may be able to differentiate itself from other providers of subscription television services, which may not be able to cost-effectively, or do not have the capacity to, offer similar services.
The Company expects that subscribers interested in niche, foreign language, cultural, educational and business television services also might subscribe to EchoStar's core programming services, thereby increasing EchoStar's overall subscriber base.

    COMPETITIVELY PRICED PROGRAMMING PACKAGES. EchoStar's low cost per potential subscriber (relative to cable providers) and significant channel capacity enable the DISH Network-SM- to offer a wide variety of programming packages at competitive price points. Management believes that after taking into account projected subscriber levels and subscriber promotional subsidies from the EchoStar Promotion and other similar promotions, EchoStar's per subscriber costs of delivery will be lower than those of its cable competitors. The DISH Network-SM- offers a variety of programming packages including popular cable television networks. The Company's America's Top 50 CD-SM- programming package, which includes 50 of the most popular "cable" channels, together with The Disney Channel-Registered Trademark- (historically a premium service), currently is priced at $24.99 per month when purchased as an annual prepaid subscription. This programming package includes a diverse range of programming including news, sports, general entertainment, movies, and family programming. The Company's America's Top 50 CD Premium Plus-SM- package, priced at an additional $10 per month, and the Company's America's Top 50 CD Deluxe Plus-SM- package, priced at an additional $20 per month, include the Company's America's Top 50 CD-SM-package combined with one and two multichannel movie services (such as HBO-Registered Trademark- or Showtime-Registered Trademark-), respectively. Each multichannel movie service includes from two to five different movie channels available for approximately the same price charged by cable operators for a single movie channel. Additional packages and combinations include superstations, network programming and regional sports offerings. The DISH Network-SM- also offers Pay-Per-View movies and niche services on an "a la carte" basis. EchoStar's Pay-Per-View strategy focuses on premier movie titles which generate substantial viewer interest.

    EXPANDED DISTRIBUTION CHANNELS. EchoStar currently markets EchoStar Receiver Systems through a nationwide network of independent distribution and retail outlets that have been developed over the past 15 years, and through a limited number of consumer electronics retailers. EchoStar offers a commission program based on sales of hardware and programming that it believes is competitive with commissions programs offered by other DBS operators. EchoStar continues to seek additional mass merchandisers, direct sales organizations and consumer electronics retailers to establish expanded distribution for EchoStar Receiver Systems. EchoStar also is negotiating with certain large brand-name consumer electronics companies to manufacture and provide greater retail distribution of EchoStar Receiver Systems. No assurance can be given that any such manufacturing or distribution arrangements will be entered into at all, or on terms favorable to EchoStar.

DEPLOY SATELLITES TO EXPAND SERVICE OFFERINGS

     EchoStar intends to launch additional satellites (see - Satellites) to make use of its significant DBS capacity to expand service offerings to its customers. EchoStar presently intends to launch two additional satellites, EchoStar III, in the fall of 1997, to serve the eastern half of the United States, and EchoStar IV, in the first quarter of 1998, to serve the western half of the United States. News plans to launch a total of three satellites, one in each of the third quarter of 1997, the first quarter of 1998, and the third quarter of 1998. While there can be no assurance as to successful deployment of any of these satellites, EchoStar anticipates that its additional service offerings resulting from the deployment of the satellites described above may include the provision of local programming to major population centers within the continental United States, niche (i.e., foreign language, cultural, educational, business television, etc.) programming, and increased sports programming and Pay-Per-View offerings. While there can be no assurance, additional services offered by the Company may also include new services such as the high-speed transmission of Internet data.

DBS AND RELATED SERVICES

PROGRAMMING

    EchoStar now provides approximately 120 channels of near laser disc-quality digital video programming and over 30 channels of near CD-quality audio programming to the entire continental United States. The Company's America's Top 50 CD-SM- programming package is priced at $24.99 per month. Comparatively, on a national average, a similar package of cable programming costs the consumer approximately $42 per month.

    The Company's America's Top 50 CD-SM- programming package includes 50 of the most popular basic and "expanded basic" cable channels. This service includes, among other offerings, such popular programming services as CNN-Registered Trademark-, ESPN-Registered Trademark-, USA Network-Registered Trademark-, The Nashville Network-Registered Trademark-, The Disney Channel-C-, broadcast superstations (e.g., WTBS and WGN), and one regional sports network (e.g., Fox Sports). The DISH Network-SM- also offers multichannel premium (i.e., movie) services, niche and cultural programming, sports programming, and Pay-Per-View services. Premium services available on the DISH Network-SM- include HBO-Registered Trademark-, Cinemax-Registered Trademark-, Showtime-Registered Trademark-, The Movie Channel-Registered Trademark-, Sundance-TM- and Flix-TM-. EchoStar's DISH Network-SM- service currently offers ten channels of Pay-Per-View programming. EchoStar's future plans include, among other things, increasing the number of Pay-Per-View channels offered to subscribers.

    Although the DISH Network-SM- does not presently provide local programming via satellite, subscribers are able to receive local programming from an off-air antenna without the payment of an additional fee. Upon the successful launch of additional satellites, and assuming consummation of the ASkyB Transaction, EchoStar intends to eventually offer local programming directly via satellite to major population centers within the continental United States.

ECHOSTAR RECEIVER SYSTEMS

    DISH Network-SM- programming is available to consumers in the continental U.S. who purchase or lease an EchoStar Receiver System. A typical EchoStar Receiver System includes an 18-inch satellite receiver dish, a receiver (which processes and descrambles signals for television viewing), a remote control, and related components. EchoStar Receiver Systems are available in a variety of models. Subscribers can receive local broadcast signals, either through a standard television antenna (a traditional rooftop or set-top antenna) or by subscribing to basic cable. The basic EchoStar Receiver System incorporates infrared remote control technology, an on-screen program guide and the ability to switch between DISH Network-SM- and local programming signals using the remote control. In addition to the on-screen program guide and local programming access features of the basic model, the mid-level model features UHF remote control technology (which allows the subscriber to control their EchoStar Receiver System from up to 150 feet away through walls), and a high-speed data port. EchoStar's premium receiver system includes UHF remote control technology, a high-speed data port, enhanced on-screen program guide capabilities (including local program information and seamless integration of local and satellite channels), and on-screen caller identification capability.

    The EchoStar DBS System integrates digital audio and video compression. Authorization information for subscription programming is stored on microchips placed on a credit card-sized access, or smart card. The smart card, which can easily be updated or replaced periodically at low cost, provides a simple and effective method to adjust a subscriber's level of programming services. If the receiver's smart card is authorized for a particular channel, the data is decrypted and passed on for audio and video decompression.

    While EchoStar Receiver Systems are internally designed and engineered, EchoStar does not manufacture EchoStar Receiver Systems directly. Rather, EchoStar has contracted for the manufacture of EchoStar Receiver Systems with a high-volume contract electronics manufacturer. SCI Technology, Inc. ("SCI") is currently manufacturing MPEG-2 DBS receivers in quantities which EchoStar believes will be adequate to meet its expected demand for 1997. As previously described, EchoStar also is negotiating with several brand-name consumer electronics manufacturers to produce receivers for use with the DISH Network-SM-. No assurances can be provided regarding the ultimate success of such negotiations.

FINANCING

    Historically, EchoStar has maintained agreements with third-party finance companies to make consumer credit available to EchoStar customers. These financing plans provide consumers the opportunity to lease or finance their EchoStar Receiver Systems, including installation costs and certain DISH Network-SM- programming packages, on competitive terms. Consumer financing provided by third parties is generally non-recourse to EchoStar. The third-party finance company that provides the program currently utilized by has notified the Company that it does not intend to renew the agreement, which expires during 1997. EchoStar is currently negotiating similar agreements with other third-party finance companies. There can be no assurance that EchoStar will be successful in these negotiations, or if successful, that any such new agreements will commence prior to the termination of the existing agreement. In the event that EchoStar is unable to enter into any new consumer credit agreements, or is unable to do so prior to the expiration of its existing agreement, growth of the DISH Network-SM-subscriber base may be adversely impacted.

    During March 1997, EchoStar's wholly-owned subsidiary, DISH Network-SM-Credit Corporation ("DNCC"), began offering an internally-financed consumer lease plan to prospective DISH Network-SM- customers. This plan provides for a four-year lease term at competitive rates to qualified consumers. Initially, EchoStar plans to implement DNCC's consumer lease program on a limited basis. Additional capital will be required for EchoStar to implement the program on a larger scale. There can be no assurance additional capital will be available for the lease program on terms acceptable to EchoStar, or at all.

INSTALLATION

    Currently, a majority of EchoStar Receiver System installations are performed either by third-parties or are self-installed by consumers. A subsidiary of EchoStar also offers installation services. EchoStar anticipates that demand for its installation services may increase as demand for its DISH Network-SM- service grows.

OTHER COMPONENTS OF DBS SERVICE

    SUBSCRIBER MANAGEMENT. EchoStar outsources its subscriber management, billing and remittance services for DISH Network-SM- subscribers. Under the terms of the outsourcing agreement, EchoStar is provided with access to a subscriber management system maintained by the service provider. The provider facilitates the authorization of programming to the subscriber and coordinates billing and renewal functions.

    CUSTOMER CARE CALL CENTER. EchoStar currently maintains call centers in Thornton, Colorado and Harrisburg, Pennsylvania. Potential and existing subscribers can call a single phone number to receive assistance for hardware, programming, installation or service. The call center in Thornton, Colorado is owned by the Company. The Pennsylvania facility is operated by a third party.

    DIGITAL BROADCAST CENTER. The first step in the delivery of satellite programming to the customer is the uplink of that programming to the satellite. Uplink is the process by which signals are received from either the programming originator or distributor and transmitted to a satellite. EchoStar's Digital Broadcast Center is located in Cheyenne, Wyoming. The Digital Broadcast Center contains fiber optic lines and downlink antennas to receive programming and other data at the center, as well as a number of large uplink antennas and other equipment necessary to modulate and demodulate the programming and data signals. The compression and encryption of the programming signals is also performed at EchoStar's Digital Broadcast Center.

    CONDITIONAL ACCESS SYSTEM. EchoStar has contracted exclusively with Nagra Plus, SA for the provision of access control systems, including smart cards used with each EchoStar Receiver System. The smart cards contain the authorization codes necessary to receive DISH Network-SM- programming. The access control system is central to the security network that prevents unauthorized viewing of programming. Access control systems of other DBS providers have been commercially pirated. To date, the Company is unaware of any compromises of its access control system. While there can be no assurance that breaches of EchoStar's access control system will not occur in the future, the Company believes its access control system will adequately prevent commercially viable unauthorized access to programming. Further, the smart cards have been designed with the flexibility to completely change the access control system in the event of a security breach. In the event that such systems or products fail to operate as intended, EchoStar's business would be adversely affected if the vendor could not rapidly implement corrective measures.

    COMPRESSION SYSTEM. EchoStar has entered into an agreement with a third party to provide the necessary equipment to digitize, compress and encrypt the analog signals transmitted by programmers to EchoStar's digital broadcast center. Digitized signals are then multiplexed and modulated into an MPEG-2 transport stream for transmission to EchoStar's satellites. Once a customer has ordered programming from EchoStar, an authorization code is transmitted to the customer's satellite receiver, allowing the customer to receive the programming within minutes after placing the order.

    TRACKING, TELEMETRY AND CONTROL OF SATELLITES AFTER LAUNCH. Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. EchoStar has contracted for tracking, telemetry and control ("TT&C") services with respect to EchoStar I, EchoStar II and EchoStar III, including orbital analysis and oversight of the construction phase-related to the satellite. The agreement limits the liability of the contractor in the event it negligently performs its services under the agreement or otherwise terminates the agreement prior to the expiration of its term. It is expected that such risks will be covered by in-orbit insurance; however, no assurances can be given that such insurance can continue to be obtained on commercially reasonable terms. While TT&C services have not yet been procured for EchoStar IV, EchoStar believes that these services can be timely obtained from a number of providers.

    The FCC has granted EchoStar conditional authority to use C-band frequencies for TT&C for EchoStar I, stating that the required coordination process with Canada and Mexico had been completed. However, the FCC subsequently received a communication from an official of the Ministry of Communications and Transportation of Mexico stating that EchoStar I's TT&C operations could cause unacceptable interference to Mexican satellites. Although it is highly unlikely, there can be no guarantee that such objections will not subsequently require EchoStar to relinquish the use of such C-band frequencies for TT&C purposes. The inability to control EchoStar I would result in a total loss of the satellite. Further, the FCC has granted EchoStar conditional authority to use "extended" C-band frequencies for TT&C function for EchoStar II, but only until January 1, 1999, at which time the FCC will review the suitability of those frequencies for TT&C operations. There can be no assurance that the FCC will extend the authorization to use these C-band frequencies for TT&C purposes. The inability to control EchoStar II would result in a total loss of the satellite.

DBS AND OTHER PERMITS

    EchoStar's subsidiaries have been assigned 21 DBS frequencies at 119 DEG. WL, one of the three U.S. licensed orbital slots that provide full CONUS coverage. Of these frequencies, 11 are held by ESC and ten are held by DirectSat. Eleven of the 16 transponders on EchoStar I and ten of the 16 transponders on EchoStar II are being utilized to operate those frequencies.

    In addition to its frequencies at 119 DEG. WL, DirectSat has been assigned 11 frequencies at 175 DEG. WL and one frequency at 110 DEG. WL. DBSC holds a conditional satellite construction permit and specific orbital slot assignments for 11 DBS frequencies at each of 61.5 DEG. WL and 175 DEG. WL. ESC has a permit for 11 unassigned western frequencies. While a firm business plan has not yet been finalized, DirectSat's, DBSC's and ESC's frequencies at 175 DEG. WL could be used to provide a high power DBS service to the western continental U.S., Hawaii and Alaska. These frequencies also could provide a satellite programming link between the United States and the Pacific Rim, if FCC and International Telecommunication Union ("ITU") coordination can be arranged and authorization in the receiving countries obtained.

    Pursuant to an agreement dated July 19, 1996, by and among certain of EchoStar's subsidiaries, DBSC (collectively, the "Providers") and Dominion Video Satellite, Inc. ("Dominion"), the Providers agreed to permit Dominion to use transponders on EchoStar I, EchoStar II and EchoStar III to transmit programming. Currently, Dominion transmits programming using one full transponder on EchoStar II. Under the Dominion Agreement, DBSC will allow Dominion to use eight transponders at 61.5 DEG. W.L. on EchoStar III for a term commencing upon the successful launch of EchoStar III and (subject to certain exceptions) terminating at the end of the useful operating life of EchoStar III. At that time, Dominion will retain a right to transmit from one channel at 119 DEG. W.L. Upon commencement of the satellite usage time agreement for the transponders on EchoStar III, Dominion has agreed to allow EchoStar Satellite Corporation to use three of the original eight transponders made available by DBSC for use by Dominion. The eight transponders on EchoStar III, which EchoStar will allow Dominion to use, would not otherwise be revenue-producing because EchoStar has not been authorized by the FCC to use those transponders for its own DBS services. The use by Dominion of transponders on EchoStar III to satisfy Dominion's FCC due diligence obligations requires FCC approval. No assurance can be given that the FCC will grant this approval.

    ESC's, DirectSat's and DBSC's permits are subject to continuing due diligence requirements imposed by the FCC. See "Governmental Regulation FCC Permits and Licenses." Each company's applications to extend their DBS permits have been conditionally approved by the FCC and are subject to further FCC and appellate review (or, in the case of ESC's western assignments, are still pending), but there can be no assurance that the FCC will determine in the future that ESC, DirectSat or DBSC have complied with the due diligence requirements. Failure to comply with due diligence requirements could result in the revocation of EchoStar's DBS permits.

    During January 1996, the FCC held an auction for 28 frequencies at the 110 DEG. WL orbital slot and 24 frequencies at the 148 DEG. WL orbital slot. EchoStar acquired a DBS construction permit for the use of the 24 frequencies at the 148 DEG. WL orbital slot for $52.3 million. EchoStar will be required to complete construction of that satellite by December 20, 2000, and the satellite must be in operation by December 20, 2002. Upon consummation of the ASkyB Transaction previously described, MCI will make available for EchoStar's use MCI's 28 full CONUS frequencies at 110 DEG. WL, which it acquired in the FCC auction.

    EchoStar has an application pending before the FCC for a two-satellite fixed service satellite ("FSS") Ka-band system and a two-satellite extended Ku-band satellite system. EchoStar has been granted a license for a two satellite FSS Ku-band system, which is conditioned on EchoStar making an additional financial showing. EchoStar also has requested a modification of its proposed Ku-band system to add C-band capabilities to one satellite. GE Americom Communications, Inc. ("GE Americom") and PrimeStar Partners, L.P. ("PrimeStar") have filed petitions for reconsideration or cancellation and petitions to deny against EchoStar's' Ku-band conditional licenses, the additional financial showing made by EchoStar, and EchoStar's C-band modification application. There can be no assurance that the FCC will consider EchoStar's additional showing to be adequate or that it will deny GE Americom's or PrimeStar's petitions. If the pending applications are granted, and EchoStar successfully constructs and launches Ku-band, extended Ku-band, and Ka-band satellites, those satellites might be used to complement the Company's DISH Network-SM- business, or for a variety of other uses. It is possible that the unique FSS Ku-band and Ka-band orbital locations requested by EchoStar and others could permit construction of satellites with sufficient power to allow reception of satellite signals by dishes with sizes comparable to DBS. All of these projects are in an early stage of development and there is no assurance that EchoStar's applications will be granted by the FCC or that, if granted, EchoStar will be able to successfully capitalize on the resulting business opportunities. All of these applications are currently being challenged by several companies with interests adverse to those of EchoStar.

    An 80% owned subsidiary of EchoStar has applied for construction permits and authorizations to operate a six-satellite, low earth orbit satellite system ("Little LEO"). While primary applications for the Little LEO system are unrelated to DBS, it is possible that the system could serve as a path for wireless communication with EchoStar DBS customers, particularly for periodic polling of units for Pay-Per-View purchases and relatively rapid feedback on viewer Pay-Per-View buy rates and preferences. This project is in an early stage of development and there is no assurance that EchoStar's application will be granted by the FCC or that, if granted, EchoStar will be able to successfully capitalize on any resulting business opportunity.

SATELLITES

    EchoStar I and EchoStar II are each Lockheed Martin Series 7000 satellites equipped with 16 Ku-band transponders. Each transponder is equipped with 130 Watts of power, approximately eight times the power of typical C-band transponders. EchoStar III and EchoStar IV each will be Lockheed Martin Series 2100AX satellites equipped with 32 transponders that will operate at approximately 120 watts per channel (switchable to 16 transponders operating at over 200 watts per channel). Each transponder will be capable of transmitting multiple digital video, audio and data channels. EchoStar's satellites have a minimum design life of 12 years. The majority of the purchase price for the satellites is required to be paid in progress payments, with the remainder payable in the form of non-contingent payments which are deferred until the respective satellites are in orbit (the "Deferred Payments"). The loss, damage or destruction of any EchoStar satellite as a result of military actions or acts of war, anti-satellite devices, electrostatic storm or collision with space debris would have a material adverse effect on EchoStar.

    Satellites are subject to significant risks, including satellite defects, launch failure, destruction and damage that may result in incorrect orbital placement or prevent proper commercial operation. Approximately 15% of all commercial geosynchronous satellite launches have resulted in a total or constructive total loss. The failure rate varies by launch vehicle and manufacturer. A number of satellites constructed by Lockheed Martin over the past three years have experienced defects resulting in total or partial loss following launch. The type of failures experienced have varied widely. Lockheed Martin constructed EchoStar I and EchoStar II and is constructing EchoStar III and EchoStar IV. No assurances can be given that EchoStar I, EchoStar II, EchoStar III or EchoStar IV will perform according to specifications.

    Launch delays could result from weather conditions or technical problems with any EchoStar satellite or any launch vehicle utilized by the launch providers for EchoStar III, EchoStar IV, or from other factors beyond EchoStar's control.


SATELLITE LAUNCHES

    EchoStar has entered into a contract for launch services with Lockheed Martin Commercial Launch Services, Inc. ("Lockheed Services") for the launch of EchoStar III from Cape Canaveral Air Station, Florida in the fall of 1997, subject to delay or acceleration in certain circumstances (the "Lockheed Contract"). The Lockheed Contract provides for launch of the satellite utilizing an Atlas IIAS launch vehicle. Pursuant to the Lockheed Contract, substantially all of the price is required to be paid prior to the launch.

    EchoStar has the right, in its sole discretion, to terminate the Lockheed Contract at any time subject to forfeiture of certain amounts paid to Lockheed Services. In addition, EchoStar has a right to terminate the Lockheed Contract and receive a full refund for all amounts paid to Lockheed Services if total launch delays (except certain excusable delays) caused by Lockheed Services exceed 12 months.

    EchoStar has contracted with Lockheed-Khrunichev-Energia-International, Inc. ("LKE") for the launch of EchoStar IV during the first quarter of 1998 from the Baikonur Cosmodrome in the Republic of Kazakhstan, a territory of the former Soviet Union (the "LKE Contract"). EchoStar will launch EchoStar IV on a Proton K/Block DM four stage launch vehicle. Astra 1F, the first commercial launch on a Proton K/Block DM, was successfully launched on April 9, 1996 and Inmarsat 3 F2, the second such commercial launch was successfully launched on September 6, 1996. LKE now markets commercial Proton launches under a new organization called International Launch Services ("ILS"), a joint venture between LKE and Lockheed Services. ILS currently has contracts providing for the launch of at least six non-EchoStar western satellites throughout 1997. The first commercial Proton launched in 1997 is tentatively scheduled for May 24, carrying the Telstar 5 payload. ILS has a current commercial backlog of 18 satellites to be launched by the end of 1999 on Proton. In order for EchoStar IV to be launched from Kazakhstan, the satellite contractor will need to obtain a technical data exchange license and a satellite export license from the United States government. There can be no assurance those licenses can be obtained in a timely manner to avoid a launch delay. Any political or social instability, such as that recently experienced in the former Soviet block countries, could affect the cost, timing and overall advisability of utilizing LKE as a launch provider for EchoStar's satellites.

    Either party may request a delay in the launch period, subject to the payment of penalties based on the length of the delay and the proximity of the request to the launch date. EchoStar has the right, in its sole discretion, to terminate the LKE Contract at any time, subject to the forfeiture of certain amounts paid to LKE. In addition, EchoStar has the right to terminate the LKE Contract and receive a full refund of all amounts paid to LKE in certain circumstances, including: (i) a launch delay caused by LKE which exceeds nine months from the last day of the original launch period; (ii) an increase in the price or change in payment or other terms necessitated by compliance with, or implementation of, a trade agreement between the United States and Russia;
(iii) EchoStar's inability to obtain necessary export licenses; (iv) the failure of Proton launch vehicles; and (v) EchoStar's inability to procure launch insurance on commercially reasonable terms. In the event termination of the LKE Contract is caused by the failure of Proton launch vehicles, however, LKE would be entitled to retain up to $15.0 million, depending on the number and proximity of Proton failures to EchoStar's scheduled launch.

INSURANCE

    Under the terms of the satellite contracts for EchoStar III and EchoStar
IV, Lockheed Martin bears the risk of loss of the EchoStar satellites during the construction phase up to launch. At launch, title and risk of loss pass to EchoStar, at which time launch insurance becomes operative. EchoStar contracted for launch insurance coverage for EchoStar II in the amount of $219.3 million and, together with the cash segregated and reserved on its balance sheet, satisfied its insurance obligations under the Dish Notes Indenture.

    The launch insurance policy for EchoStar II covered the period from launch through completion of testing and commencement of commercial operations. The policy also provides for in-orbit insurance for EchoStar II through September 9, 1997. The policy protects against losses resulting from the failure of the satellite to perform in accordance with its operational performance parameters. The Dish Notes Indenture also requires in-orbit insurance to be kept in force for EchoStar I and EchoStar II in specified amounts. EchoStar has procured the required in-orbit insurance for EchoStar I and expects to procure the required in-orbit insurance for EchoStar II, to commence contemporaneous with the expiration of the launch insurance policy. In-orbit insurance for EchoStar I and EchoStar II includes standard exclusions and is subject to annual renewal provisions. While the Company expects it will be able to renew such policies as they expire, there can be no assurance that such renewals will be at rates or terms favorable to the Company. For example, in the event EchoStar I, EchoStar II or other similar satellites experience anomalies while in orbit, the cost to renew in-orbit insurance could increase significantly.

    The launch insurance policies for EchoStar III and EchoStar IV contain standard commercial satellite insurance provisions, including a material change condition, that would result in the cancellation of insurance or alter the effective rate, depending upon customary exclusions, including: (i) military or similar actions; (ii) laser, directed energy, or nuclear anti-satellite devices; (iii) insurrection and similar acts; (iv) governmental confiscation; (v) nuclear reaction or radiation contamination; and (vi) willful or intentional acts of EchoStar or its contractors. The policies also contain provisions limiting insurance for incidental and consequential damages and third-party claims against EchoStar.

    The ESBC Notes Indenture requires EchoStar to obtain in-orbit insurance for EchoStar III in an amount equal to the cost to construct, launch and insure EchoStar III (in the case of in-orbit insurance with a deductible no greater than 20%). EchoStar has bound approximately $219.3 million of insurance for the launch of each of EchoStar III and EchoStar IV including in-orbit insurance until 365 days after the launch.

OTHER PRODUCTS AND RELATED SERVICES

    EchoStar currently offers a broad range of products, from approximately
$250 DTH systems in Europe that can receive signals from only one or two co-located satellites, to approximately $3,000 systems at retail that are capable of receiving signals from 20 or more satellites. Principal product lines include EchoStar-Registered Trademark-, HTS Premier-TM- and HTS Tracker-TM- name brands, with good, better and best options typically available for each line and each geographic reception area. EchoStar sold approximately 264,000 C-band satellite receivers worldwide in 1996. EchoStar's sales of DTH products are somewhat seasonal, with higher domestic sales normally occurring in the late summer and fall months in advance of increased consumer programming demand during the fall and winter months.

DOMESTIC

    Satellite retailers have historically sold large C-band satellite receiver systems to consumers in rural areas through store fronts or small home-based businesses. The decline in the number of conventional satellite retailers in the United States, which form the core of EchoStar's distribution system, was significant during 1995 and continued during 1996 as a result of competition from the sale of DBS systems through consumer electronic outlets. Those satellite retailers who do not market DBS systems or cannot adapt to a high-volume, low-margin market, may be particularly vulnerable. However, new satellite retailers continue to enter the market, which partially offsets the aforementioned decline in the number of satellite retailers.

INTERNATIONAL

    EchoStar's international product line includes a broad range of DTH and commercial satellite equipment and accessories, including satellite receivers, integrated receiver decoders, antennas, actuators, feeds and LNBs. During 1996, the equipment was distributed, primarily with the EchoStar-Registered Trademark-brand name, through EchoStar's distribution centers. EchoStar's products are tailored to each country's standard television formats. In addition, on-screen instructions and pre-programmed channels are available in a variety of languages. EchoStar's international receivers can process C-band and Ku-band signals with both 110- and 240-volt power sources and have been designed to withstand the fluctuating power sources often found in developing countries.

    The Company has entered into an agreement with ExpressVu, Inc. ("ExpressVu"), a majority owned affiliate of BEC, Inc. (Bell Canada). Pursuant to this agreement, EchoStar is assisting ExpressVu with the contruction of a digital broadcast center for use in conjunction with ExpressVu's planned DTH service and will act as a distributor of satellite receivers and related equipment for ExpressVu's planned DTH service in Canada. Among other things, EchoStar has agreed not to provide DTH service in Canada and ExpressVu has agreed not to provide DTH service, including DBS service, in the United States.

    Information regarding EchoStar's operations in different geographic areas as of December 31, 1994, 1995 and 1996, and for the years then ended, is presented in Note 13 to EchoStar's consolidated financial statements.

PROGRAMMING

    Since 1986, EchoStar has acquired DTH programming directly from programming providers, and packaged and distributed that programming throughout the United States to C-band system users through EchoStar's independent retailer network. EchoStar has non-exclusive affiliation agreements for the distribution of many of the most popular programming services available from domestic satellites, including A&E-Registered Trademark-, CNN-Registered Trademark-, The Discovery Channel-Registered Trademark-, The Disney Channel-Registered Trademark-, ESPN-Registered Trademark-, HBO-Registered Trademark-, MTV-Registered Trademark-, Showtime-Registered Trademark-, TBS-TM-, TNT-TM-, USA-Registered Trademark-, national networks, broadcast superstations, and other "best of cable" programming.

C-BAND CONSUMER FINANCING

    During 1996, EchoStar maintained agreements with consumer finance companies to make credit available to consumers for the purchase of new C-band DTH-related product and services. These agreements terminated in early 1997. Presently, the Company does not intend to execute any new agreements. EchoStar expects that the discontinuance of consumer financing of C-Band DTH-related products and services will negatively impact future C-band revenues (see - Management's Discussion and Analysis of Financial Condition and Results of Operations).

SALES AND MARKETING

    EchoStar's marketing strategy includes national and regional broadcast and print advertising, promoting the benefits of the DISH Network-SM-. EchoStar has comprehensive dealer guides describing all aspects of the DISH Network-SM- and its integrated product lines (programming, hardware, financing and installation). These dealer guides are provided to distributors during nationwide educational seminars. EchoStar expects to continue to offer a high level of retail support and to provide comprehensive point of sale literature, product displays, demonstration kiosks and signage for retail outlets. EchoStar also provides a promotional channel as well as a programming subscription for in-store viewing. EchoStar's mobile sales and marketing team visits retail outlets on a regular basis to reinforce training and ensure point-of-sale needs are quickly fulfilled. A DISH Network-SM-merchandise catalogue is also available for distributors to add to their promotional materials.

    Additionally, one channel of programming on the DISH Network-SM- provides information about additional services and promotions offered by the DISH Network-SM-. That channel is geared towards educating retailers, satellite dealers and current and potential subscribers.

    EchoStar offers a commission program that it believes is competitive with that offered by other DBS operators. The program pays qualified distributors and retailers a percentage of programming revenues generated by subscribers to whom they sell DISH Network-SM- systems. Commissions are earned by distributors and retailers over an extended period.

    EchoStar utilizes its existing nationwide network of independent distribution and retail stores and outlets to market and distribute DISH Network-SM- systems and programming services to its target markets. EchoStar also distributes DISH Network-SM- systems through consumer electronics outlets under its own brand name. EchoStar intends to expand into other less traditional distribution channels such as direct sales, among other things. Based on its knowledge of these distribution channels from its marketing of C-band DTH products and services domestically over the last 15 years and its marketing of DBS products in Europe and the United States, EchoStar believes it will be able to optimize the marketing of its DBS products and services to distinguish itself from other DBS suppliers.

RESEARCH AND DEVELOPMENT AND MANUFACTURING

    Satellite receivers designed by EchoStar's research and development group have won numerous awards from dealers, retailers and industry trade publications. EchoStar's research and development personnel focus on shaping the EchoStar and HTS product lines to meet specific consumer needs and to compete effectively against products designed and manufactured by larger consumer electronics companies. EchoStar's quality assurance standards require all EchoStar product models to undergo extensive testing. EchoStar also sets and enforces product design and quality assurance requirements at non-EchoStar manufacturing facilities in the United States, Taiwan, Hong Kong, Korea, China, Malaysia, India and the Philippines.

COMPETITION

    Each of the businesses in which EchoStar operates is highly competitive. EchoStar's existing and potential competitors include a wide range of companies offering video, audio, data, programming and entertainment services. EchoStar also faces competition from companies offering products and services that perform similar functions, including companies that offer hardwire cable television products and services, wireless cable products and services, DTH products and services, as well as DBS and other satellite programming, and companies developing new technologies. Many of EchoStar's competitors have substantially greater financial and marketing resources than EchoStar. EchoStar expects that quality and variety of programming, quality of picture and service, and cost will be the key bases of competition.

SUBSCRIPTION TELEVISION

    CABLE TELEVISION. Cable television service is currently available to the vast majority of U.S. television households. The U.S. cable television industry currently serves over 60 million subscribers, representing over 60% of U.S. television households. As an established provider of subscription television services, cable television is a formidable competitor in the overall market for television households. Cable television systems generally offer 30 to 80 analog channels of video programming. Many cable television operators have either announced their intention to, or are in the process of, upgrading their distribution systems to expand their existing channel capacity for purposes of providing digital product offerings similar to those offered by DBS providers. In addition, such expanded capacity may be used to provide interactive and other new services.

     Many of the largest cable systems in the United States have announced plans to offer access to telephony services through their existing cable equipment, and have entered into agreements with major telephony providers to further these efforts. In some cases, certain cable systems have actually commenced trial offerings of such services. If such trials are successful, may consumers may find cable service to be more attractive that DBS for the reception of programming.

    Since reception of DBS signals requires line of sight to the satellite, it may not be possible for some households served by cable to receive DBS signals. In addition, the DISH Network-SM- is not available to households in apartment complexes or other multiple dwelling units that do not facilitate or allow the installation of EchoStar Receiver Systems. Additionally, the initial cost required to receive DISH Network-SM- programming may reduce the demand for EchoStar Receiver Systems, since EchoStar Receiver Systems must be purchased, while cable and certain of EchoStar's satellite competitors lease their equipment to the consumer with little if any initial hardware payment required.

    In addition, Tele-Communications, Inc. ("TCI"), the largest cable television company in the United States, has announced that it currently intends to provide digital programming to TCI and other cable subscribers from its DBS satellite launched in March 1997. TCI's DBS satellite would allow TCI to provide at least 65 digital video channels to cable subscribers. These subscribers could maintain current cable programming service, including local programming. Through the use of a digital set top receiver system, a household subscribing to cable programming and TCI's DBS digital programming could simultaneously view digital video programming on one television and different cable programming on any number of other televisions. Currently, DISH Network-SM- subscribers must purchase multiple EchoStar Receiver Systems in order to view different programming on different televisions simultaneously. TCI's complementary DBS service could make cable a stronger competitor to the DISH Network-SM-.

    OTHER DBS OPERATORS. In addition to EchoStar, several other companies have DBS authorizations and are positioned to compete with EchoStar for home satellite subscribers.

    DirecTv, Inc. ("DirecTv") has channel assignments at a full CONUS orbital slot. United States Satellite Broadcasting Corporation ("USSB") owns and operates five transponders on DirecTv's first satellite and offers a programming service separate from, and complimentary to, DirecTv's service. DirecTv and USSB together offer approximately 200 channels of digital video programming. EchoStar currently offers approximately 120 channels of near laser disc-quality digital video programming. DirecTv currently offers subscribers, on an exclusive basis, professional sports programming, such as NFL Sunday Ticket-TM-. While EchoStar intends to offer similar services in the future, its current inability to provide such programming places it at a competitive disadvantage. DirecTv currently has approximately 2.5 million subscribers, approximately 1.2 million of whom subscribe to USSB programming.

    AT&T Corporation ("AT&T") and DirecTv have entered into an exclusive agreement for AT&T to market and distribute DirecTv's DBS service. As part of the agreement, AT&T made an initial investment of approximately $137.5 million to acquire 2.5% of the equity of DirecTv with an option to increase its investment to up to 30% over a five-year period. This agreement provides a significant base of potential customers for the DirecTv DBS system and allows AT&T and DirecTv to offer customers a bundled package of digital entertainment and communications services. As a result, EchoStar is at a competitive disadvantage marketing to these customers. The AT&T and DirecTv agreement has increased the competition EchoStar encounters in the overall market for pay television customers. Affiliates of the National Rural Telecommunications Cooperative have acquired territories in rural areas of the United States as distributors of DirecTV programming, thereby increasing the distribution capacity of DirecTv.

    PrimeStar currently offers medium power Ku-band programming service to customers using dishes approximately three feet in diameter. PrimeStar is owned by a group of multiple-system cable operators and provides nationwide service. PrimeStar is expected to offer medium-power programming services to customers using smaller dishes (approximately two feet in diameter) during April 1997. In addition, PrimeStar is expected to have access to significant DBS capacity via TCI's DBS satellite, which is capable of providing full CONUS service. PrimeStar currently has approximately 1.8 million subscribers.

    The FCC has allocated certain additional U.S. licensed DBS frequencies to DirecTv, USSB and other parties. These frequencies could provide additional capacity for existing DBS operators thereby enhancing their competitive position relative to the Company. Further, such presently unused frequencies could enable new competitors to enter the DBS market.

    DirecTv, USSB and PrimeStar have instituted aggressive promotional campaigns marketing their respective DBS and Ku-band service. Their marketing efforts have focused on the breadth of popular programming and cost of service. In the case of DirecTv and USSB, their marketing efforts have been joined by AT&T, RCA, Sony Electronics, Inc., and other manufacturers which market DBS receivers and related components. Several other manufacturers have begun manufacturing such equipment, including Uniden America Corp., Toshiba America Consumer Products, Inc., and Hughes Network Systems, Inc.

    Due to their substantially greater resources, earlier market entry, greater number of channels, manufacturing alliances with low-cost, high-volume manufacturers with established retail distribution, possible volume discounts for programming offerings, and, in the case of PrimeStar, relationship with cable programmers, EchoStar is currently at a competitive disadvantage to DirecTv, USSB and PrimeStar.

    OTHER POTENTIAL PROVIDERS OF DBS OR SIMILAR SERVICES. During March 1996, AlphaStar Television Network which is owned by Tee-Comm Electronics, Inc. a Canadian company, began offering DTH programming in the United States on a limited basis, and intends to expand to 200 channels by the end of 1997. The service uses MPEG-2/DVB digital compression technology to receive medium power Ku-band signals via 24 to 36 inch dishes.

    The FCC has indicated that it may to apply to the ITU for allocation of additional DBS orbital locations capable of providing service to the United States. Further, Canada, Mexico, and other countries have been allocated various DBS orbital locations which are capable of providing service to part or all of the continental United States. In general, non-U.S. licensed satellites are not allowed to provide domestic DBS or DTH service in the United States. However, in November 1996, the United States and Mexico signed a Protocol for cross-border DBS and DTH service, and Mexico has indicated that it will auction one or more of its DBS orbital locations later this year. In addition, the United States has indicated its willingness to enter into similar agreements with other countries in North, Central, and South America. If the United States government moves forward with these initiatives, or if other countries authorize DBS providers to use their orbital slots to serve the United States, additional competition could be created, and EchoStar's DBS authorizations could become less valuable. At this time, EchoStar cannot predict whether these or other recent developments will ultimately result in any additional service to the United States.

    Additionally, it may be possible to utilize extended Ku-band spectrum and mid- and high-power FSS spectrum to serve the U.S. DTH market. A significant amount of available full CONUS spectrum exists in these bands. Further, it may be possible to utilize Ka-band spectrum for DTH satellite applications, particularly for spot beam applications.

    WIRELESS CABLE. Multichannel, multipoint distribution ("wireless cable") systems typically offer 20 to 40 channels of programming, which may include local programming. Wireless cable operators currently provide an analog signal, with limited capacity and inferior image and sound quality compared to DBS. In order to upgrade their systems to implement digital transmission of high-quality audio and video signals, wireless cable operators will be required to install digital decoders in each customer's home at a cost comparable to the cost of an EchoStar Receiver System and make certain modifications to their transmission facilities. The cost of such digital upgrades will be significant and will have to be amortized over a smaller base of potential customers. Wireless cable also requires direct line of sight from the receiver to the transmission tower, which creates the potential for substantial interference from terrain, buildings and foliage in the line of sight. Wireless cable served approximately 1.0 million subscribers at the end of 1996.

    TELEPHONE COMPANIES. Certain regional bell operating companies and long distance telephone companies could become significant competitors in the future, as they have expressed an interest in becoming subscription television and information providers. The Telecommunications Act of 1996 (the "1996 Act"), which was enacted in February 1996, permits telephone companies to own cable systems and provide high-power DBS service, although any telephone company desiring to become a high-power DBS broadcaster must still obtain an FCC license for an available orbital location. The 1996 Act removes barriers to entry which previously inhibited, or made it more difficult, for telephone companies to compete in the provision of video programming and information services. Several large telephone companies have announced plans to acquire or merge with existing wireline and wireless cable systems. As more telephone companies begin to provide cable programming and other information and communications services to their customers, additional significant competition for subscribers will develop. Among other things, telephone companies have an existing relationship with substantially every household in their service area, substantial economic resources, and an existing infrastructure and may be able to subsidize the delivery of programming through their position as the sole source of telephone service to the home.

    VHF/UHF BROADCASTERS. Most areas of the United States are covered by traditional terrestrial VHF/UHF broadcasts that typically offer three to ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming. The local content nature of the programming may be important to the consumer, and VHF/UHF programming is typically free of charge. The FCC is considering an additional digital spectrum allocation to licensed broadcasters.

    PRIVATE CABLE. Private cable is a multi-channel subscription television service where the programming is received by a satellite receiver and then transmitted via coaxial cable throughout private property, often multiple dwelling units ("MDUs"), without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. The FCC recently amended its rules to allow the provision of point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 Ghz bandwidth. Private cable operators compete with EchoStar for customers within the general market of consumers of subscription television services.

    LOCAL MULTI-POINT DISTRIBUTION SERVICE ("LMDS"). In March 1997, the FCC announced its intention to offer two LMDS licenses, one for 1150 MHz and the other for 150 MHz, in each of 493 Basic Trading Areas ("BTAs") pursuant to an auction in the case of mutually exclusive applications. Incumbent local exchange carriers and cable operators will not be allowed to obtain in-region licenses for the larger spectrum block for three years. The LMDS auction date has not yet been set, but is expected to occur some time during 1997. The broadband 28 GHz LMDS spectrum allocation may enable LMDS providers to offer subscribers a wide variety of audio, video and interactive service options.

DTH INDUSTRY

    DTH PRODUCTS. EchoStar faces competition in the sale of satellite receivers in North America from other manufacturers and distributors. EchoStar, General Instrument Corporation and Uniden America Corporation comprise the three largest competitors in the North American DTH products market (exclusive of DBS products).

    Most major manufacturers of satellite receivers in North America offer a variety of models, from relatively low-priced units to more expensive receivers with a greater number of features. There are few patented components in DTH systems. Competition in the sale of DTH products occurs primarily on the basis of quality, price, service, marketing and features. EchoStar believes that it generally competes effectively in all of these areas. In recent years, EchoStar has consistently been highly rated in most of these categories by polls conducted by industry trade publications.

    EchoStar also faces competition in the distribution of DTH systems from approximately 30 distributors in North America. The large number of distributors creates intense competition, primarily with respect to price, marketing and service. EchoStar responds to that competition by offering 24-hour turnaround time on repairs, same day order fulfillment, and what it believes to be one of the top satellite retailer incentive programs in the industry.

    In addition, EchoStar competes against DBS technology and medium power Ku-band DTH systems. As a result of the smaller dish size, DBS and medium power Ku-band systems are more widely accepted than C-band systems, particularly in urban areas. DBS and medium power Ku-band competition have negatively affected, and will continue to negatively affect, C-band sales. However, EchoStar believes that many consumers may continue to choose to purchase C-band systems for the next several years because of the remaining orbital life of existing C-band satellites, the amount and quality of programming available, and the continuing marketing efforts by programmers and others designed to attract and retain C-band subscribers, among other factors.

    Internationally, EchoStar competes against a variety of manufacturers and distributors in different countries. In certain regions, EchoStar has a small market share, while in others, such as Africa, EchoStar believes that it has a larger market share than any of its competitors. In some markets, EchoStar cannot effectively compete due to local restrictions on foreign companies and due to the necessity of using proprietary products for which EchoStar does not hold licenses.

    DTH PROGRAMMING. EchoStar competes with many large DTH programming packages, some of which are affiliated with well-known, large program originators, and some of which are affiliated with cable operators. EchoStar competes by offering promotional programming packages in conjunction with its sales of DTH systems. Since a significant portion of EchoStar's programming sales are generated through DTH retailers, EchoStar also competes for retailer relationships on the basis of commission rates and quality of service offered to the retailer and its customers. In addition, the programming market faces competition from cable television as well as emerging technologies such as DBS services, wireless cable systems, and others. The largest competitors of EchoStar in programming distribution include NetLink Satellite USA, owned by TCI, SuperStar Satellite Entertainment, National Programming Service, Turner Home Satellite, Inc., HBO Direct, Inc. and Showtime Satellite Networks. These competitors have substantially greater financial resources than EchoStar, have substantially more subscribers, and are therefore able to obtain more favorable pricing from programmers than EchoStar.

    DTH FINANCING AND LEASING. EchoStar currently offers financing and leasing options in conjunction with its DTH products and services. Other equipment manufacturers and distributors also offer financing to consumers who purchase their products and services. Historically, certain of EchoStar's competitors have offered consumers longer amortization periods on their loans than EchoStar has offered. Long amortization periods are popular with DTH retailers, who can then offer the consumer a lower monthly payment, or a more expensive system for the same payment. With its financing arrangements with national banks and a leasing organization, EchoStar is currently able to make available financing which it believes is competitive with that available from its competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

GENERAL

    Authorizations and permits issued by the FCC and foreign regulatory agencies performing similar functions are required for the operation of satellites and other components of the EchoStar DBS System, and the sale of satellite receivers and other EchoStar products in certain countries. In addition, as the prospective operator of a privately owned United States satellite system, EchoStar is subject to the regulatory authority of the FCC and the International Radio Regulations promulgated by the ITU. As a distributor of television programming, EchoStar is also affected by numerous laws and regulations, including the Communications Act of 1934, as amended (the "Communications Act"). EchoStar believes that it remains free to set prices and serve customers according to its business judgment, without rate regulation or the statutory obligation under Title II of the Communications Act to avoid undue discrimination among customers, but pursuant to the 1996 Act, EchoStar may be classified as a telecommunications carrier subject to Title II. While EchoStar believes that it is unlikely that such reclassification would increase substantially the regulatory burdens imposed on EchoStar or have an adverse impact on EchoStar's DBS operations, there can be no assurance in this regard. EchoStar also requires import and general destination export licenses issued by the United States Department of Commerce for the delivery of its manufactured products to overseas destinations. Finally, because EchoStar has engaged a Russian launch provider for EchoStar IV, United States export regulations apply to the delivery of the satellite and to providing related technical information to the launch provider.

    While EchoStar has generally been successful to date in connection with regulatory compliance matters, there can be no assurance that EchoStar will succeed in obtaining or maintaining all requisite regulatory approvals for its operations, or that it will do so without the imposition of conditions or restrictions on EchoStar.

FCC PERMITS AND LICENSES

    As the operator of a DBS system, EchoStar is subject to FCC jurisdiction and review primarily for: (i) authorization of individual satellites (i.e., meeting minimum financial, legal and technical standards) and earth stations;
(ii) avoiding interference with other radio frequency emitters; (iii) complying with rules the FCC has established specifically for holders of U.S. DBS satellite authorizations and receivers; and (iv) complying with applicable provisions of the Communications Act. The FCC has granted ESC a license to cover 11 specified frequencies for EchoStar I at 119 DEG. WL. ESC also has a conditional construction permit for 11 unspecified western frequencies. EchoStar's subsidiary DirectSat, has a license to cover ten additional frequencies at the 119 DEG. WL orbital location. The FCC also has issued DirectSat a conditional permit for one frequency at 110 DEG. WL and 11 frequencies at 175 DEG. WL. DBSC holds a conditional satellite construction permit and specific orbital slot assignments for 11 DBS frequencies at each of 61.5 DEG. WL and 175 DEG. WL. Upon consummation of the ASkyB Transaction previously described, MCI will make available for EchoStar's use MCI's 28 full CONUS frequencies at 110 DEG. WL, which it acquired in the FCC auction.

    EchoStar has an application pending before the FCC for a two-satellite U.S. FSS Ka-band system and a two-satellite extended Ku-band satellite system. EchoStar has been granted a license for a two-satellite FSS Ku-band system, which is conditioned on EchoStar making an additional financial showing. There can be no assurance the FCC will consider EchoStar's additional showing to be adequate. Echostar also has requested a modification of its proposed Ku-band system to add C-band capabilities to one satellite. GE American and PrimeStar have filed petitions for reconsideration or cancellation and petitions to deny against EchoStar's Ku-band conditional licenses, the additional financial showing made by EchoStar, and EchoStar's C-band modification application. There can be no assurance that the FCC will consider EchoStar's additional showing to be adequate or that it will deny GE Americom's or PrimeStar's petitions. If the pending applications are granted, and EchoStar successfully constructs and launches Ku-band, extended Ku-band and Ka-band satellites, those satellites might be used to complement EchoStar DBS System programming, or for a variety of other uses. It is possible that the unique FSS Ku-band and Ka-band orbital locations requested by EchoStar and others could permit construction of satellites with sufficient power to allow dish sizes comparable to DBS. All of these projects are in an early stage of development and there is no assurance that EchoStar's applications will be granted by the FCC or that, if granted, EchoStar will successfully exploit the resulting business opportunities. All of these applications are currently being challenged by several companies with interests adverse to those of EchoStar.

    EchoStar's FCC permits are conditioned on satisfaction of ongoing construction and related obligations. There can be no assurance that EchoStar will be able to comply with the FCC's due diligence obligations or that the FCC will determine that they have complied with such due diligence obligations. EchoStar's permits and extension requests have been and may continue to be contested in FCC proceedings and in court by Dominion, PrimeStar, Advanced, Tempo, DirecTv and others.

    By an Order released January 11, 1996 in File No. 129 -SAT-EXT-95, the International Bureau of the FCC granted an extension of ESC's permit to August 15, 1996 with respect to the 119 DEG. WL orbital location. It deferred decision on ESC's request for an extension of time with respect to ESC's western assignments pending the FCC's analysis of EchoStar's 1992 due diligence showing for these assignments. By separate Order released January 11, 1996, File No. DBS-88-1, the FCC's International Bureau conditionally granted ESC launch and positioning authority for EchoStar I. ESC and DirectSat have licenses to cover their satellites at 119 DEG. WL. EchoStar and DirectSat have filed a joint request for an STA to enable them to operate EchoStar I at 118.95 DEG. WL and EchoStar II at 119.05 DEG. WL. That application has not been opposed.

    While the FCC has granted EchoStar conditional authority to use C-band frequencies for TT&C functions for EchoStar I, stating that the required coordination process with Canada and Mexico has been completed, the FCC subsequently received a communication from an official of the Ministry of Communications and Transportation of Mexico stating that EchoStar I's TT&C operations could cause unacceptable interference to Mexican satellites. While EchoStar believes that it is unlikely that the FCC will subsequently require EchoStar to relinquish use of such C-band frequencies for TT&C purposes, the inability to control the satellite would result in its total loss.

    Among other regulatory requirements, EchoStar's DBS systems are required to conform to the ITU Region 2 Plan for Broadcast Satellite Service ("BSS Plan"). Any operations that are not consistent with the BSS Plan (including, among other things, digital transmission) can only be authorized on a non-interference basis pending successful modification of the BSS Plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the BSS Plan is modified to include the technical parameters of a DBS applicant's operations, non-standard satellites must not cause harmful electrical interference to, and are not entitled to any protection from, interference caused by other assignments that are in conformance with the BSS Plan.

    By a separate Order released January 11, 1996 in File No. 131 -SAT-EXT-95, the International Bureau extended the construction permit of DirectSat to August 15, 1999. This grant was subject to the condition that DirectSat make significant progress toward construction and operation of its DBS system substantially in compliance with the timetable submitted pursuant to Amendment No. 7 of its satellite construction contract, dated June 17, 1995, or with a more expedited timetable. The International Bureau also urged DirectSat to expedite construction and launch of additional satellites for its DBS system. PrimeStar has filed an application for review requesting that the FCC reverse the International Bureau's decision to extend DirectSat's construction permit. By Order released on September 9, 1996, in File No. DBS-88-02/94-01M, the International Bureau granted DirectSat's request for authority to launch the EchoStar II satellite to 118.8 DEG. WL and for approval of certain modifications made to the design of that satellite. In a separate order issued on the same date in File No. 53-SAT-ML-95, the International Bureau granted DirectSat conditional authority to use C-band frequencies to perform TT&C functions for the EchoStar II satellite until January 1, 1999, subject to the condition that it cause no harmful interference to other satellites, at which time the FCC will review the suitability of those frequencies for TT&C operations. There can be no assurance that the FCC will extend the authorization to use these C-band frequencies for TT&C purposes. The inability to control EchoStar II would result in a total loss of the satellite.

    By Order released December 8, 1995, DA 95-2439, in File No. 129-SAT-EXT-95, the FCC has also conditionally granted the request of DBSC for an extension of its permit to November 30, 1998 subject to the condition that the FCC may reconsider the extension and modify or cancel it if DBSC fails to progress towards construction and operation of its system in accordance with the timetable DBSC has submitted to the FCC. By Order released August 30, 1996, DA-96-1482, in File Nos. DBS 87-01, 55-SAT-AL-96, the FCC consented to the assignment of DBSC's permit to a subsidiary of EchoStar. The FCC also has declared that it will carefully monitor the semi-annual reports required to be filed by DBS permittees. Failure of EchoStar to file adequate semi-annual reports or to demonstrate progress in the construction of their DBS systems may result in cancellation of their permits.

    The non-broadcast licenses which the FCC issues for an operational DBS system to use frequencies at a specified orbital location are for a term of ten years. At the expiration of the initial license term, the FCC may renew the satellite operator's license or authorize the operator to operate for a period of time on special authority, but there is no assurance that the FCC will take such actions. EchoStar also requires FCC authority to operate earth stations, including the earth stations necessary to uplink programming to its satellites.

    In addition, EchoStar has been granted conditional authorization for two Ku-band FSS satellites to be located at 83 DEG. WL and 121 DEG. WL, respectively, subject to an additional financial showing and to pending petitions for reconsideration and cancellation filed by GE Americom and PrimeStar. EchoStar also has requested FCC authorization to modify its proposed Ku-band system to add C-band capabilities to one satellite.
EchoStar also has applications pending with the FCC for two Ka-band FSS satellites to be located at 85 DEG. WL and 119 DEG. WL, respectively, and for two extended Ku-band FSS satellites to be located at 82 DEG. WL and 121 DEG. WL, respectively. These applications and requests for modification have been opposed by various parties. There can be no assurance that the FCC will grant any of these applications or requests for modifications.

    The ASkyB Transaction will require FCC approval and review by the antitrust enforcement agencies. However, appropriate applications have not yet been filed and there can be no assurance that the FCC and the antitrust agencies will approve the ASkyB Transaction.

DBS RULES

    Pursuant to FCC rules, the term of DBS non-broadcast licenses is ten years. In addition to all pre-existing construction and operation requirements, holders of new DBS permits must complete construction of the first satellite in their DBS system within four years of authorization and their entire systems within six years. The holders of new DBS authorizations issued on or after January 19, 1996 must also provide DBS service to Alaska and Hawaii where the service is technically feasible from the acquired orbital locations, which includes 148 DEG. WL. Those holding DBS permits as of January 16, 1996 must either provide DBS service to Hawaii or Alaska from at least one of their orbital locations or relinquish their western assignments. Finally, a DBS licensee must begin DBS operations within five years of receipt of its license, but may make unrestricted use of the spectrum for non-DBS purposes during that time. After the first five years, the licensee may continue to provide non-DBS service so long as at least half of its total capacity at a given orbital location is used each day for DBS service. EchoStar will be required to have a DBS satellite construction contract in place by December 1997 as a result of its purchases of the permit for 24 frequencies at the 148 DEG. WL orbital location. Further, completion of the construction of such DBS satellite is required by December 2000, and such satellite must be in operation by December 2002.

PENDING APPEALS

    Several parties, including EchoStar, DBSC and DirectSat, have petitioned the U.S. Court of Appeals for the D.C. Circuit to review on a variety of grounds the FCC's Report & Order which determined to auction frequencies at 110 DEG. WL and 148 DEG. WL. Several other parties also appealed a related Order where the FCC reclaimed the channels that were auctioned from another DBS permittee, Advanced, for failing to construct its satellites in a timely manner. The Court has affirmed the FCC Order reclaiming channels at 110 DEG. WL and 148 DEG. WL and the U.S. Supreme Court has denied the petition for certiorari. Review of the Report & Order requiring the auction of the frequencies at the 110 DEG. WL and 148 DEG. WL orbital locations may result in invalidation of the FCC Auction in whole or in part. In such a case, the FCC may be compelled to conduct a new auction, rescind the construction permits for the channels which were auctioned or consider alternative means of assigning available DBS channels. Oral arguments related to this matter have been heard by the U.S. Court of Appeals for the D.C. Circuit but no decision has been made.

THE 1996 ACT

    The 1996 Act clarifies that the FCC has exclusive jurisdiction over DTH satellite services, and that criminal penalties may be imposed for piracy of DTH satellite services. The 1996 Act also offers DBS operators relief from private and local government-imposed restrictions on the placement of receiving antennae. In some instances, DBS operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. The FCC recently promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use, or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further notice of proposed rulemaking seeking comment on whether the 1996 Act applies to restrictions on property not within the exclusive use or control of the viewer and in which the viewer has a direct or indirect property interest. The 1996 Act also preempted local (but not state) governments from imposing taxes or fees on DTH services, including DBS. Finally, the 1996 Act required that multichannel video programming distributors such as DBS operators scramble or block channels providing indecent or sexually explicit adult programming.

THE CABLE ACT

    In addition to regulating pricing practices and competition within the franchise cable television industry, the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") was intended to establish and support existing and new multi-channel video services, such as wireless cable and DBS, to provide subscription television services. EchoStar has benefited from the programming access provision of the Cable Act in that it has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained reduced costs for certain programming services. Any amendment to, or interpretation of, Cable Act that permits the cable companies or entities affiliated with cable companies to discriminate against competitors such as EchoStar in making programming available could adversely affect EchoStar's ability to acquire programming on a cost-effective basis. Certain of the restrictions on cable affiliated programmers will expire in 2002 unless the FCC extends such restrictions. The constitutionality of that statutory provision has been upheld by the Court of Appeals for the D.C. Circuit, and the FCC is currently conducting a rulemaking proceeding to impose such requirements. The Cable Act also requires the FCC to conduct a rulemaking that will impose public interest requirements for providing video programming on DBS licensees including, at a minimum, reasonable and non-discriminatory access to qualified candidates for office and the obligation to set aside 4-7% of the licensee's channel capacity for non-commercial programming of an educational or informational nature, in certain circumstances, at below cost rates.

    While DBS operators like EchoStar currently are not subject to the "must carry" requirements of the Cable Act, the cable industry has argued that DBS operators should be subject to these requirements. In the event the "must carry" requirements of the Cable Act are revised to include DBS operators, or to the extent that new legislation of a similar nature is enacted, EchoStar's future plans to provide local programming may be adversely impacted.

SATELLITE HOME VIEWER ACT

    The Satellite Home Viewer Act ("SHVA") establishes a "compulsory" copyright license that allows a DBS operator, for a statutorily-established fee, to retransmit network programming to subscribers for private home viewing so long as that retransmission is limited to those persons in unserved households. In general, an "unserved household" is one that cannot receive, through the use of a conventional outdoor rooftop antenna, a sufficient over-the-air network signal, and that has not, within 90 days prior to subscribing to the DBS service, subscribed to a cable service that provides that network signal. While the scope of the compulsory license is not certain, the U.S. Copyright Office has indicated it would not object to the filing of statements of account in connection with the provision by satellite of local network signals into the non-overlapping Grade B contour of a network affiliate.

    Following consummation of the ASkyB Transaction, EchoStar intends to offer local programming to major population centers within the continental United States. In order to retransmit local programming into a market, EchoStar must obtain the retransmission consent of the local carrier. EchoStar's ability to transmit locally-produced programming via satellite into the markets from which the programming is generated may attract incremental subscribers who would not otherwise be willing to purchase satellite systems.

     The Company believes that the Copyright Office's position confirms that the SHVA provides a "compulsory" copyright license permitting the Company to transmit locally-broadcast programming via satellite into the markets in which the programming was generated. However, the Copyright Office has noted that its position would not preclude private copyright holders from challenging the position of the Copyright Office in private litigation against the Company. As a result, and because the Company would like clarification with regard to overlapping Grade B contours, EchoStar intends to prepare, lobby for, and see enacted national legislation amending the SHVA, which would clarify or extend the application of the "compulsory" copyright license to satellite operators transmitting local programming into local markets. There can be no assurance that EchoStar will be successful in having such copyright legislation enacted.

EXPORT REGULATION

    From time to time, EchoStar requires import licenses and general destination export licenses to receive and deliver components of DTH systems. EchoStar has contracted with LKE for the launch of EchoStar IV from the Republic of Kazakhstan, a territory of the former Soviet Union. Export licenses will be required to be obtained from the Department of Commerce for the transport of any satellites to the Republic of Kazakhstan. Lockheed Martin will be required to obtain technical data exchange licenses from the Department of Commerce permitting the exchange between Lockheed Martin and LKE of certain information necessary to prepare the satellites for launch. No assurances can be given that the data exchange or export licenses will be granted, or that implementation of a trade agreement between the United States and Russia will not negatively affect EchoStar's ability to launch EchoStar IV. LKE has advised EchoStar, however, that, while no assurances can be given, it believes the necessary technical data and hardware export licenses can be obtained in time for the scheduled launch of EchoStar IV. There can be no assurance those licenses will be obtained in a timely manner to avoid a launch delay.

PATENTS AND TRADEMARKS

    EchoStar uses a number of trademarks for its products and services, including "EchoStar-Registered Trademark-," "DISH Network-Registered Trademark-," "DISH Network-SM-," "America's Top 50 CD-SM-," and others. Certain of these trademarks are registered by EchoStar, and those trademarks that are not registered are generally protected by common law and state unfair competition laws. Although EchoStar believes that these trademarks are not essential to EchoStar's business, EchoStar has taken affirmative legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future.

    EchoStar is the assignee of certain patents for products and product components manufactured and sold by EchoStar, none of which EchoStar considers to be significant to its continuing operations. In addition, EchoStar has obtained and, although no assurances can be given, expects to obtain, licenses for certain patents necessary to the manufacture and sale by EchoStar and others of DBS receivers and related components. EchoStar has been notified that certain features of the EchoStar Receiver System allegedly infringe on patents held by others, and that royalties are therefore required to be paid. EchoStar has rejected the allegations of infringement and intends to vigorously defend against any suit filed by the parties (see Item 3. Legal Proceedings).

EMPLOYEES

    EchoStar had approximately 1,200 employees at December 31, 1996, of which approximately 1,100 worked in EchoStar's domestic operations and approximately 100 of which worked in EchoStar's international operations. EchoStar is not a party to any collective bargaining agreement and considers its relations with its employees to be good. EchoStar intends to hire additional personnel as required.

                              EXECUTIVE OFFICERS

    The following sets forth, as of March 24, 1997, the name, age and offices with EchoStar of each executive officer of EchoStar, the period during which each executive officer has served as such, and each executive officer's business experience during the past five years:

              Name        Age       Position
    ------------------    ---       -----------------------------------------
    Charles W. Ergen      44        Chairman and Chief Executive Officer
    James DeFranco        44        Executive Vice President and Director
    Steven B. Schaver     43        Chief Operating and Financial Officer
    R. Scott Zimmer       40        Vice Chairman and Director
    David K. Moskowitz    38        Senior Vice President, General Counsel
                                      and Secretary

    CHARLES W. ERGEN. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of EchoStar since its formation and, during the past five years, has held various positions with EchoStar's subsidiaries, including President and Chief Executive Officer of Echosphere, Echonet Business Network, Inc. ("EBN") and ESC, and Director of Echosphere, Houston Tracker Systems, Inc. ("HTS"), EchoStar International Corporation ("EIC"), ESC and EBN. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980. Commencing in March 1995, Mr. Ergen also became a director of SSE Telecom, Inc. ("SSET"), a company principally engaged in the manufacture and sale of satellite telecommunications equipment.

    JAMES DEFRANCO. Mr. DeFranco became the Executive Vice President of EchoStar in November 1996. Previously Mr. DeFranco was Vice President and a Director of EchoStar since its formation. During the past five years, Mr. DeFranco has held various positions with EchoStar's subsidiaries, including President of HTS, Echo Acceptance Corporation ("EAC") and HT Ventures, Inc. ("HTV"), Executive Vice President of ESC, Senior Vice President of Echosphere and EBN, and Director of SSI, Echosphere, HTS, EAC, EBN and HTV. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen's spouse, was a co-founder of EchoStar in 1980.

    R. SCOTT ZIMMER. Mr. Zimmer assumed the role of Vice Chairman of EchoStar in November 1996. Previously, Mr. Zimmer had been a Vice President and a Director of EchoStar since its formation. For the past five years, Mr. Zimmer has managed the international operations of EchoStar and its subsidiaries.

    DAVID K. MOSKOWITZ. Mr. Moskowitz is the Senior Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. Mr. Moskowitz is responsible for all legal affairs of EchoStar and its subsidiaries.

    STEVEN B. SCHAVER. Mr. Schaver was named the Chief Financial Officer of EchoStar in February 1996. Mr. Schaver also assumed the role of Chief Operating Officer in November 1996. From November 1993 to February 1996, Mr. Schaver was the Vice President of EchoStar's European and African operations. From July 1992 to November 1993, Mr. Schaver was the Director of Sales and Marketing for EchoStar's largest Spanish customer, Internacional de Telecomunicaciones, S.A. in Madrid, Spain. Prior to July 1992 and since joining EchoStar in 1984, he has held various positions with subsidiaries of EchoStar, including Vice President of European operations. Prior to joining EchoStar Mr. Schaver was a banking officer with Continental Illinois National Bank.

    During March 1997, Mr. Carl E. Vogel, formerly the President of EchoStar, tendered his resignation.

    There are no family relationships among the executive officers and directors of EchoStar or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the pleasure of the Board of Directors. Executive officers of EchoStar are elected annually to serve until their respective successors are elected and qualified.

    Assuming consummation of the ASkyB Transaction, K. Rupert Murdoch, 66, will become Chairman of EchoStar. Mr. Murdoch has been Chairman of the Board of Directors of News since August 1991. Mr. Murdoch has also been the Executive Director and Chief Executive of News since 1979. Additionally, Mr. Murdoch has been a Director of News International plc, News' principal subsidiary in the United Kingdom since 1969 and has been a

Director of News America Holdings Incorporated ("NAHI"), News' principal subsidiary in the United States, since 1973. Through December 31, 1996, Mr. Murdoch was also the Chairman, Chief Executive Officer and President of NAHI. Mr. Murdoch has also held various other executive positions within the News organization.

    Assuming consummation of the ASkyB Transaction, Paul F. Haggerty, 37, will become Chief Financial Officer of EchoStar. Mr. Haggerty has served as the Senior Vice President and Chief Financial Officer of ASkyB since April 1996. Mr. Haggerty served as Senior Vice President and Deputy Financial Officer for News since 1990. Mr. Haggerty has been with News since 1984.

ITEM 2.  PROPERTIES

    EchoStar owns its corporate headquarters, its Digital Broadcast Center in Cheyenne, Wyoming, its customer call center in Thornton, Colorado, and office/warehouse facilities in three additional locations. The following table sets forth certain information concerning EchoStar's properties.

                                                        APPROXIMATE
                                                          SQUARE       OWNED OR
    DESCRIPTION/USE                  LOCATION             FOOTAGE       LEASED
-------------------------------------------------------------------------------
Corporate Headquarters and
 Warehouse Distribution Center   Englewood, Colorado      155,000         Owned
Office and Distribution Center  Sacramento, California     78,500         Owned
Digital Broadcast Center          Cheyenne, Wyoming        55,000         Owned
Customer Call Center              Thornton, Colorado       55,000         Owned
European Headquarters and
 Warehouse                      Almelo, The Netherlands    53,800         Owned
Warehouse Facility                 Denver, Colorado        40,000         Owned
Office and Distribution Center   Bensenville, Illinois     19,000        Leased
Office and Distribution Center      Miami, Florida         16,500        Leased
Office and Distribution Center     Norcross, Georgia       16,000        Leased
Office and Distribution Center     Columbia, Maryland      17,600        Leased
Office and Distribution Center       Dallas, Texas         11,200        Leased
Office and Distribution Center      Phoenix, Arizona       10,000        Leased
Asian Distribution Center              Singapore            7,000        Leased
Office                                Madrid, Spain         2,100        Leased
Asian Headquarters                     Singapore            1,900        Leased
Office                                Bombay, India         1,200        Leased
Office                               Beijing, China         1,000        Leased
Office                              Bangalore, India        1,200        Leased

ITEM 3.  LEGAL PROCEEDINGS

    On July 29, 1996, EAC, DNCC, ESC and Echosphere Corporation (collectively, "EchoStar Credit"), filed a civil action against Associates Investment Corporation ("Associates") which is currently pending in the United States District Court in the District of Colorado. EchoStar Credit alleges that Associates, among other things, breached its contract with EchoStar Credit pursuant to which Associates agreed to finance the purchase of EchoStar Receiver Systems by consumers. EchoStar Credit alleges that Associates' refusal to finance certain prospective consumers has resulted in the loss of prospective customers to EchoStar's competitors. In addition, EchoStar Credit alleges that the loss of sales due to Associate's action forced EchoStar to lower the price on its products. Associate's filed counterclaims against EAC for fraud and breach of contract. Associates seeks approximately $10.0 million by way of its counterclaims. EAC intends to vigorously defend against such counterclaims. A trial date has not yet been set. It is too early in the litigation to make an assessment of the probable outcome.

    On September 26, 1996, ESC filed suit against Sagem, S.A., ("Sagem") a French corporation, in connection with a manufacturing agreement entered into in April 1995. Sagem, Inc., a wholly owned subsidiary of Sagem, was added as a party to the litigation in a subsequent amendment. Under the agreements between the parties, Sagem and Sagem, Inc. were to provide 560,000 digital satellite receivers to ESC throughout 1995 and 1996. Sagem and Sagem, Inc. failed to deliver any production receivers to ESC. ESC thereafter terminated the agreements between the parties. ESC brought claims against Sagem and Sagem, Inc. for breach of contract and declaratory relief. ESC seeks return of a $10.0 million down payment made to Sagem, $15.0 million placed in escrow with Bank of America, a $373,000 prepayment made to Sagem, Inc. for finished goods, contractual late fees, lost profits, interest, attorneys' fees, costs, and expenses. Sagem and Sagem, Inc. filed counterclaims seeking damages of approximately $25.0 million. ESC intends to vigorously defend the counterclaims. A trial date has not yet been set nor has discovery commenced. The Company believes, but can give no assurance that, ESC will be able to recover most, if not all, of the amounts deposited with Sagem and held in escrow.

    Certain purchasers of C-band and DISH Network-SM- systems have filed actions in various state courts in Alabama naming EchoStar, EAC or Echosphere Corporation as a defendant and seeking actual and punitive damages. At least ten actions have been filed. EchoStar believes additional actions may be filed. Plaintiffs' attorneys also may attempt to certify a class and/or add additional plaintiffs to the existing actions and seek greater damages. A trial date (March 2, 1998) has been established for only one of the aforementioned actions. The actions filed to date also name as defendants the dealer and its employees who sold the equipment and the EAC financing source, which owns the consumer loans, made to the purchasers. Four of the actions involve EAC and Household Retail Services, Inc. ("HRSI") and six claims involve EAC and Bank One Dayton, N.A. EchoStar denies liability and intends to vigorously defend against the claims, which include allegations of fraud and lending law violations. While the actual damages claimed are not material, EchoStar is aware that juries in Alabama have recently issued a number of verdicts awarding substantial punitive damages on actual damage claims of less than $10,000.

    EAC and HRSI entered into a Merchandise Financing Agreement in 1989 (the "Merchant Agreement") pursuant to which HRSI acted as a consumer financing source for the purchase of, among other things, satellite systems distributed by Echosphere Corporation, a subsidiary of EchoStar to consumers through EAC dealers. HRSI terminated the Merchant Agreement as of December 31, 1994.
During February 1995, EAC and Echosphere (the "EAC Parties") filed suit against HRSI. The case is pending in U.S. District Court in Colorado (the "HRSI Litigation"). The EAC Parties have alleged, among other things, breach of contract, breach of fiduciary duty, fraud and wanton and willful conduct by HRSI in connection with termination of the Merchant Agreement and related matters. The EAC parties are seeking damages in excess of $10 million. HRSI's counterclaims have been dismissed with prejudice. Summary judgment motions have been pending on all remaining issues since May 1996. A trial date has not been set.

    On March 4, 1997, Feature Film Services ("Feature Films") filed a civil action against EchoStar in the U.S. District Court in the District of Chicago. Feature Films alleges that EchoStar has infringed against one of its patents. EchoStar believes that strong defenses against these claims are available and intends to vigorously defend against such claims. While no assurance can be given, EchoStar believes that indemnification from a vendor may be available in the event of an unfavorable outcome, and that a licensing agreement could be reached with Feature Films at reasonable terms.

    EchoStar is a party to certain other legal proceedings arising in the ordinary course of its business. EchoStar does not believe that any of these proceedings will have a material adverse affect on EchoStar's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No items were submitted to a vote of security holders of EchoStar during the fourth quarter of 1996.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is quoted on the Nasdaq Stock Market under the symbol "DISH." Prior to June 21, 1995, there was no established trading market for the Company's Class A Common Stock. The high and low closing sale prices of the Common Stock for 1995 and 1996 on the Nasdaq Stock Market (as reported by Nasdaq) are set forth below:

1995                                            High         Low
----                                           ------       ------
Second Quarter (beginning June 21, 1995)       17           14 3/4
Third Quarter                                  17           13 1/2
Fourth Quarter                                 24 1/4       12 3/4

1996
----
First Quarter                                  38 3/4       21 9/16
Second Quarter                                 35 3/4       27 3/4
Third Quarter                                  28 1/2       24
Fourth Quarter                                 32 1/4       23 3/4


    As of March 17, 1997, there were approximately 1,475 record holders of the EchoStar's Class A Common Stock, not including stockholders who beneficially own Class A Common Stock held in nominee or street name. As of March 17, 1997, all 29,804,401 outstanding shares of the Company's Class B Common Stock were held by Charles W. Ergen, EchoStar's Chief Executive Officer. There is currently no trading market for EchoStar's Class B Common Stock.

    EchoStar has never declared or paid any cash dividends on any class of its common stock and does not expect to declare dividends in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of EchoStar, EchoStar's debt facilities, and other factors the Board of Directors considers appropriate. EchoStar currently intends to retain its earnings, if any, to support future growth and expansion. EchoStar's ability to declare dividends is affected by covenants in its debt facilities that prohibit it from declaring dividends and EchoStar's subsidiaries from transferring funds in the form of cash dividends, loans or advances to EchoStar. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data as of and for each period in the five year period ended December 31, 1996 have been derived from, and are qualified by reference to, EchoStar's, and the predecessor entities of EchoStar, Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with EchoStar's Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 1996, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                     1992        1993        1994        1995        1996
                                                   --------    --------    --------    --------   ----------
                                                         (In thousands, except ratios, subscribers and
                                                                    satellite receivers sold)
STATEMENTS OF OPERATIONS DATA:
  Revenue:
    DTH products and technical services:
      Domestic                                     $122,433    $152,818    $119,003    $ 93,649   $   98,320
      International                                  35,040      53,493      53,750      53,261       37,492
    DISH Network-SM- subscription television
     services                                            --          --          --          --       37,898
    DISH Network-SM- promotions -
     subscription television services and
     products                                            --          --          --          --       22,746
    C-band programming                                6,436      10,770      14,540      15,232       11,921
    Loan origination and participation
     income                                           1,179       3,860       3,690       1,748        3,034
                                                   --------    --------    --------    --------   ----------
        Total revenue                               165,088     220,941     190,983     163,890      211,411
  Expenses:
    DTH products and technical services             120,826     161,447     133,635     116,758      123,790
    Subscriber promotion subsidies                       --          --          --          --       33,591
    DISH Network-SM- programming                         --          --          --          --       19,079
    C-band programming                                6,225       9,378      11,670      13,520       10,510
    Selling, general and administrative              25,708      30,235      30,219      38,525       90,372
    Amortization of subscriber acquisition
     costs                                               --          --          --          --       15,991
    Depreciation and amortization                     1,043       1,677       2,243       3,114       27,423
                                                   --------    --------    --------    --------   ----------
        Total expenses                              153,802     202,737     177,767     171,917      320,756
                                                   --------    --------    --------    --------   ----------
  Operating income (loss)                          $ 11,286    $ 18,204    $ 13,216    $ (8,027)  $ (109,345)
                                                   --------    --------    --------    --------   ----------
                                                   --------    --------    --------    --------   ----------

  Net income (loss)                                $ 10,833    $ 20,118    $     90    $(11,486)  $ (100,986)
                                                   --------    --------    --------    --------   ----------
                                                   --------    --------    --------    --------   ----------

  Pro forma (unaudited):
    Pro forma net income (1)                       $  7,529    $ 12,272    $     --    $     --   $       --
                                                   --------    --------    --------    --------   ----------
                                                   --------    --------    --------    --------   ----------

OTHER DATA:
  EBITDA (2)                                       $ 12,329    $ 19,881    $ 15,459    $ (4,913)  $  (65,931)
                                                   --------    --------    --------    --------   ----------
                                                   --------    --------    --------    --------   ----------

  DBS subscribers                                        --          --          --          --      350,000
                                                   --------    --------    --------    --------   ----------
                                                   --------    --------    --------    --------   ----------

  Satellite receivers sold (in units):
    Domestic                                        116,000     132,000     114,000     131,000      518,000
    International                                    85,000     203,000     289,000     331,000      239,000
                                                   --------    --------    --------    --------   ----------
        Total                                       201,000     335,000     403,000     462,000      757,000
                                                   --------    --------    --------    --------   ----------
                                                   --------    --------    --------    --------   ----------

BALANCE SHEET DATA:
  Cash, cash equivalents and marketable
   investment securities (3)                       $ 22,031    $ 27,232    $245,375    $137,115   $  137,329
  Total assets                                       88,529     106,476     472,492     623,091    1,141,380
  Long-term obligations (less current portion):
    Dish Notes                                           --          --     334,206     382,218      437,127
    ESBC Notes                                           --          --          --          --      386,165
    Notes payable to stockholder                      2,274      14,725          --          --           --
    Other long-term debt                              4,876       4,702       5,393      33,444       51,428

------------------
(1) EchoStar's subsidiaries operated under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable provisions of applicable state income tax laws until December 31, 1993. The amounts shown reflect net income as if EchoStar had been subject to corporate federal and state income taxes during such periods. See Note 1 of Notes to EchoStar's Consolidated Financial Statements.
(2) Earnings (loss) before interest, taxes, depreciation and amortization (including amortization of subscriber acquisition costs of $15,991). "EBITDA" is a commonly used measure of performance in the telecommunications industry. However, EBITDA does not purport to represent cash used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(3) Includes Restricted Cash and Marketable Investment Securities.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OF OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.
AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE AVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE THE COMPANY'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DBS, OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY SHAREHOLDER AND BOND-HOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS, INCLUDING THE ASKYB TRANSACTION (AS DEFINED HEREIN); THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY AUTHORIZATIONS FROM THE FCC; GENERAL BUSINESS AND ECONOMIC CONDITIONS AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SEC. IN ADDITION TO STATEMENTS, WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," " ANTICIPATES," OR "INTENDS" TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

OVERVIEW

    EchoStar currently operates four related businesses: (i) operation of the DISH Network-SM- and the EchoStar DBS System; (ii) design, manufacture, marketing, installation and distribution of various DTH products worldwide (including EchoStar Receiver Systems and C-band systems); (iii) domestic distribution of DTH programming services; and (iv) consumer financing of EchoStar's domestic products and programming services. During March 1996 EchoStar began broadcasting and selling programming packages available from the DISH Network-SM-. EchoStar expects to derive its future revenue principally from periodic subscription fees for DISH Network-SM- programming and, to a lesser extent, from the sale of DBS equipment. The growth of DBS service and equipment sales has had, and will continue to have, a material negative impact on EchoStar's domestic sales of C-band DTH products. However, during the year ended December 31, 1996, such negative impact was more than offset by sales of EchoStar Receiver Systems. EchoStar expects the decline in its sales of domestic C-band DTH products to continue at an accelerated rate.

    As more fully described herein (see - Strategic Alliance), on February
24, 1997, EchoStar announced the formation of a DBS alliance News. Pursuant to a binding letter agreement, ASkyB will contribute to EchoStar, or to an entity in which EchoStar would have an equity interest, or make available for EchoStar's use, cash, satellites and other DBS assets. These assets are expected to have a total value of approximately $1.7 billion, including an FCC license purchased during 1996 for approximately $682.5 million. In return, ASkyB will acquire an approximate 50% equity interest in EchoStar. As a result of its contributions to ASkyB, MCI will have an approximate 19.9% interest in ASkyB. Four DBS satellites are currently under construction for use by ASkyB.
ASkyB also is constructing a digital broadcast center in Gilbert, Arizona, which, upon completion, will provide EchoStar with fully redundant digital broadcast center operations. Assuming consummation of the ASkyB Transaction, EchoStar's business plan would contemplate the eventual deployment of a total of seven DBS satellites. The Company anticipates that more than 200 channels of digital video and audio programming would be available for purchase by most continental U.S. television households. The Company is planning, subject to obtaining necessary regulatory and other approvals, to use the remaining portion of its DBS capacity to provide local programming to major population centers within the continental United States. The eventual use of the eighth
DBS satellite has not been determined. While definitive agreements are expected to be executed in the near future, in the absence of definitive agreements, the letter agreement will continue as a binding commitment between the parties. Consummation of the ASkyB Transaction is subject only to certain regulatory and other approvals and consents. While EchoStar and News intend to consummate the ASkyB Transaction; however, there can be no assurance that necessary regulatory or other approvals or consents will be obtained or that the transaction will be consummated.

    EchoStar generally bills its customers for DISH Network-SM- programming periodically in advance and recognizes related revenues as service is provided. DISH Network-SM- revenue is a function of: (i) the number of subscribers; (ii) the mix of programming packages selected by subscribers;
(iii) the rates charged subscribers; (iv) revenue from ancillary programming activities (such as Pay-Per-View); and (v) signal carriage revenue. DBS programming costs are generally based upon the number of subscribers to each programming offering.

    ECHOSTAR MARKETING PROMOTIONS. Since August 1996, EchoStar has introduced several marketing promotions, the most significant of which is the EchoStar Promotion, which allows independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (as compared to the original average retail price in March 1996 of approximately $499), conditioned upon the consumer's prepaid one-year subscription to the DISH Network-SM-'s America's Top 50 CD-SM- programming package for approximately $300. Total transaction proceeds to EchoStar (approximately $350) are less than its aggregate costs (equipment, programming and other) for the initial prepaid subscription period for DISH Network-SM- service. The excess of such aggregate costs over related transaction proceeds is expensed upon shipment of the equipment and reflected in the Company's consolidated statements of operations as subscriber promotion subsidies. Remaining transaction costs (excluding programming) are capitalized as subscriber acquisition costs and amortized over the initial prepaid subscription period. Programming costs are accrued and expensed as the service is provided. Excluding expected incremental revenues from premium and Pay-Per-View programming, the accounting treatment described above results in revenue recognition over the initial period of service equal to the sum of programming costs and amortization of subscriber acquisition costs.

    The primary purposes of the EchoStar Promotion are to rapidly build a subscriber base, to expand retail distribution of EchoStar's products, and to build consumer awareness of the DISH Network-SM- brand. The EchoStar Promotion has significantly increased the affordability of EchoStar Receiver Systems for consumers. This promotion is consistent with, and emphasizes, EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through the sale of DISH Network-SM-programming to a large subscriber base. The EchoStar Promotion has resulted in EchoStar incurring significant costs to acquire subscribers. EchoStar believes such costs will be fully recouped from future subscription (i.e., programming) revenues expected to be generated from customers obtained as a result of the EchoStar Promotion. Unlike the cellular phone industry, DISH Network-SM- reception equipment cannot be utilized with competitors' systems. Consequently, subscribers cannot seamlessly migrate to alternative DBS providers after the initial prepaid year of DISH Network-SM- service. Further, based on high DBS industry consumer satisfaction ratings, initial feedback from consumers and dealers, and low DISH Network-SM-subscriber turnover rates (less than 1.0% per month during 1996), EchoStar anticipates high service renewal rates leading to an expected average minimum subscriber life of at least three years. Furthermore, a majority of DISH Network-SM-subscribers have purchased premium and Pay-Per-View programming for incremental amounts above the prepaid minimum subscription required by the EchoStar Promotion. Such incremental revenues reduce the length of time necessary to recoup the average cost of acquiring new subscribers.

    EchoStar's present marketing strategy is based on current competitive conditions, which may change; any such changes could be adverse to EchoStar. Future changes in marketing strategy may include additional promotions, including promotions geared toward further increasing the affordability to consumers of EchoStar Receiver Systems and related accessories which, among other things, could increase EchoStar's cost of acquiring new subscribers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    REVENUE. Total revenue for 1996 was $211.4 million, an increase of $47.5 million, or 29%, as compared to total revenue for 1995 of $163.9 million. The increase in total revenue in 1996 was primarily attributable to the introduction of EchoStar's DISH Network-SM- service during March 1996. In the future, EchoStar expects to derive its revenue principally from DISH Network-SM- subscription television services. As of December 31, 1996, EchoStar had approximately 350,000 DISH Network-SM-subscribers.

     The increase in total revenue in 1996 was partially offset by a decrease in international and domestic sales of C-band satellite receivers and equipment. The domestic and international markets for C-band DTH products continued to decline during 1996; this decline is expected to continue for the foreseeable future and had been expected by EchoStar as described below. Consistent with the increases in total revenue during 1996, EchoStar experienced a corresponding increase in trade accounts receivable at December 31, 1996. The Company expects this trend to continue as the number of DISH Network-SM-subscribers increases, and as EchoStar develops additional channels of distribution for DISH Network-SM- equipment.

    Revenue from domestic sales of DTH products and technical services increased $4.7 million, or 5%, to $98.3 million during 1996. Domestically, EchoStar sold approximately 518,000 satellite receivers in 1996, an increase of 295% as compared to approximately 131,000 receivers sold in 1995. Of the total number of satellite receivers sold during 1996, approximately 474,000 were EchoStar Receiver Systems. Although there was a significant increase in the number of satellite receivers sold in 1996 as compared to 1995, overall revenue did not increase proportionately as a result of the revenue recognition policy applied to DBS satellite receivers sold under the EchoStar Promotion, combined with decreasing sales of, and lower prices charged for, C-band products. Included in the number of DTH satellite receivers sold are sales of a competitor's DBS receiver manufactured and supplied by a third-party manufacturer. Such sales, which ceased during the second quarter of 1996 coincident with the launch of DISH Network-SM- service, totaled approximately 19,000 units during 1996, as compared to 67,000 units sold in 1995. Revenues generated from the sale of competitor DBS receivers aggregated $8.0 million during 1996, compared to $34.0 million in 1995. No revenue will be generated from the sale of competitor DBS receivers in 1997.

    Revenue from international sales of DTH products for the year ended December 31, 1996 was $37.5 million, a decrease of $15.8 million, or 30%, as compared to 1995. This decrease was directly attributable to a decrease in the number of analog satellite receivers sold, combined with decreased prices on products sold. Internationally, EchoStar sold approximately 239,000 analog satellite receivers in 1996, a decrease of 28%, compared to approximately 331,000 units sold in 1995. Overall, EchoStar's international markets for analog DTH products declined in 1996 as consumer anticipation of new international digital services continued to increase. This international decline in demand for analog satellite receivers, which was expected by the Company, is similar to the decline which has occurred in the United States. To offset the anticipated decline in demand for analog satellite receivers, EchoStar has been negotiating with digital service providers to distribute their proprietary receivers in EchoStar's international markets. While EchoStar is actively pursuing these distribution opportunities, no assurance can be given that such negotiations will be successful.

    C-band programming service revenue totaled $11.9 million in 1996, a decrease of $3.3 million, or 22%, compared to 1995. This decrease was primarily attributable to the industry-wide decline in demand for domestic C-band programming services. C-band programming revenue is expected to continue to decrease for the foreseeable future.

    Loan origination and participation income in 1996 was $3.0 million, an increase of $1.3 million or 74%, compared to 1995. The increase in loan origination and participation income during the year ended December 31, 1996 was primarily due to an increase in the number of consumer loans and leases funded. Such increased volume was directly attributable to the introduction of DISH Network-SM- service during 1996. Historically, EchoStar has maintained agreements with third-party finance companies to make consumer credit available to EchoStar customers. These financing plans provide consumers the opportunity to lease or finance their EchoStar Receiver Systems, including installation costs and certain DISH Network-SM-programming packages, on competitive terms. Consumer financing provided by third parties is non-credit recourse to EchoStar. EchoStar currently maintains one such agreement which expires during 1997. The third-party finance company with which EchoStar maintains the above mentioned agreement has notified the Company that it does not intend to renew the agreement. EchoStar is currently negotiating similar agreements with other third-party finance companies. There can be no assurance that EchoStar will be successful in these negotiations, or if successful, that any such new agreements will commence prior to the termination of the existing agreement. In the event that EchoStar is unsuccessful in executing a new agreement with a third-party finance company during 1997, future loan origination income will be adversely affected and growth of the DISH Network-SM- subscriber base may be negatively impacted.

    DTH AND DISH NETWORK-SM- EXPENSES. DTH and DISH Network-SM- expenses in 1996 aggregated $187.0 million, an increase of $56.7 million, or 44% compared to 1995. This increase is directly attributable to the introduction of DISH Network-SM- service in March 1996, partially offset by decreases in other DTH expenses. DTH products and technical services expense increased $7.0 million, or 6.0%, to $123.8 million during 1996. These expenses include the costs of EchoStar Receiver Systems and related components sold prior to commencement of the EchoStar Promotion. Subscriber promotion subsidies aggregated $33.6 million during 1996 and represent expenses associated with the EchoStar Promotion. DISH Network-SM-programming expenses totaled $19.1 million for the year ended December 31, 1996. The Company expects that DISH Network-SM-programming expenses will increase in future periods in proportion to increases in the number of DISH Network-SM-subscribers. Such expenses, relative to related revenues, will vary based on the services subscribed to by DISH Network-SM- customers, the number and types of Pay-Per-View events purchased by subscribers, and the extent to which EchoStar is able to realize volume discounts from programming providers.

    C-band programming expenses totaled $10.5 million during the year ended December 31, 1996, a decrease of $3.0 million, or 22%, as compared to 1995. This decrease is consistent with the decrease in C-band programming revenue. Gross margins realized on C-band programming sales remained relatively constant. As previously described, domestic demand for C-band DTH products has continued to decrease as a result of the introduction and widespread consumer acceptance of DBS products and services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $90.4 million in 1996, an increase of $51.8 million or 135%, as compared to 1995. Such expenses as a percentage of total revenue increased to 43% in 1996 as compared to 24% in 1995. The increase in SG&A expenses was principally attributable to: (i) increased personnel expenses as a result of introduction of DISH Network-SM- service in March 1996 (EchoStar's number of employees doubled during 1996 as compared to 1995); (ii) marketing and advertising expenses associated with the launch and ongoing operation of the DISH Network-SM-; (iii) increased expenses related to the Digital Broadcast Center, which commenced operations in the third quarter of 1995; and (iv) increased expenses associated with operation of DISH Network-SM- call centers and subscription management related services. In future periods, EchoStar expects that SG&A expenses as a percentage of total revenue will decrease as subscribers are added.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA (including amortization of subscriber acquisition costs of $16.0 million) for the year ended December 31, 1996 was a negative $65.9 million, a decrease of $61.0 million, compared to 1995. This decrease resulted from the factors affecting revenue and expenses discussed above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1996, including the amortization of subscriber acquisition costs, aggregated $43.4 million, an increase of $40.3 million, as compared to 1995. The increase in depreciation and amortization expenses resulted from depreciation expenses associated with the Digital Broadcast Center, EchoStar I and EchoStar II (placed in service during the fourth quarter of 1995, the first quarter of 1996, and the fourth quarter of 1996, respectively), and amortization of subscriber acquisition costs.

    OTHER INCOME AND EXPENSE. Other expense, net totaled $46.3 million in 1996, an increase of $37.1 million, as compared to 1995. The increase in other expense in 1996 resulted primarily from an increase in interest expense associated with the issuance of the ESBC Notes. This increase in interest expense was partially offset by an increase in interest income attributable to increases in invested balances as a result of the investment of proceeds received from the issuance of the ESBC Notes. Interest capitalized relating to development of the EchoStar DBS System during 1996 was $31.8 million (compared to $25.8 million during 1995).

    INCOME TAX BENEFIT. The increase in the income tax benefit of $48.9 million (from $5.7 million in 1995 to $54.7 million in 1996) principally resulted from the increase in EchoStar's loss before income taxes. EchoStar's net deferred tax assets (approximately $66.8 million at December 31, 1996) relate to temporary differences for amortization of original issue discount on the Dish and ESBC Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these deferred tax assets will ultimately be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    REVENUE. Total revenue for 1995 was $163.9 million, a decrease of $27.1 million, or 14%, as compared to total revenue for 1994 of $191.0 million. Revenue from domestic sales of DTH products for 1995 was $93.6 million, a decrease of $25.3 million, or 21%, as compared to 1994. This decrease in domestic revenues was primarily due to an expected decline of $26.9 million, or 23%, in revenue from sales of satellite receivers and related accessories, during 1995, as compared to 1994. The decrease in domestic revenues for 1995 was partially offset by $12.5 million in sales of non-proprietary descrambler modules compared to $11.0 million in 1994. The domestic market for C-band DTH products continued to decline during 1995 and this decline is expected to continue. The decline had been expected by EchoStar as described below. EchoStar also decreased its emphasis on relatively high cost, low margin descrambler modules beginning in the second quarter of 1994.

    Domestically, EchoStar sold approximately 131,000 satellite receivers in 1995, an increase of 15% as compared to approximately 114,000 receivers sold in 1994. Although there was an increase in the number of satellite receivers sold in 1995 as compared to 1994, overall revenues declined as a result of a change in product mix resulting from the introduction of lower priced DBS receivers and related accessories, and an approximate 23% reduction in the average selling price of C-band receivers. Included in the number of satellite receivers sold are those sold for a competitor's DBS system ("Competitor DBS Receivers") manufactured and supplied by a third party manufacturer ("Competing DBS Manufacturer") which totaled approximately 67,000 for 1995, as compared to 21,000 for 1994. Competitor DBS Receiver revenues were $34.0 million for 1995, as compared to $15.0 million for 1994. Competitor DBS Receiver revenues were 21% of total revenues for 1995.

    Revenue from international sales of DTH products for 1995 was $53.3 million, a decrease of approximately $500,000, or 1%, as compared to 1994. The decrease for 1995 resulted principally from reduced sales to the Middle East where EchoStar's largest international DTH customer is based. This decline was partially offset by increased sales in Africa. Revenue from sales of DTH products in the Middle East suffered beginning in August 1995 as a result of restrictions implemented against imports, and may not return to historic levels even after import regulations are lifted, the timing of which cannot be predicted. Historic sales levels may not be reached because of new digital service planned for the Middle East beginning in the first quarter of 1996. Internationally, EchoStar sold approximately 331,000 satellite receivers in 1995, an increase of 15%, compared to approximately 289,000 units sold during 1994. The increase was primarily due to a continued emphasis by EchoStar on lower priced products in 1995 to meet marketplace demands. For 1995, the effects of volume increases were offset by a 17% decrease in the average selling price as compared to 1994.

    In the second half of 1994 and throughout 1995, an increasing percentage of domestic DTH satellite retailers relied on attractive financing packages to generate sales. During most of 1994, certain of EchoStar's competitors offered consumer financing that retailers considered more attractive than financing offered by EchoStar. This competitive financing advantage resulted in retailers selling competing products rather than EchoStar products and was partially responsible for the decline in C-band DTH unit sales and revenue.

    Commencing in 1995, EchoStar stopped receiving monthly participation payments from HRSI on its loan portfolio, contributing to a decrease in loan origination and participation income from 1994. Loan origination and participation income for 1995 was $1.7 million, a decrease of $1.9 million, or 53%, compared to 1994.

    EchoStar aggressively markets its current offering of C-band DTH products by offering competitive pricing and financing in order to minimize the decline in domestic C-band DTH sales resulting from the increased popularity of "small dish" equipment. Additionally, EchoStar sold competitor DBS Receivers for reception of programming offered by other service providers. Competitor DBS Receiver sales partially offset the decline in domestic C-band sales in 1995. The decline is also expected to be offset by sales of EchoStar's proprietary DBS products commencing in 1996.

    Programming revenue for 1995 was $15.2 million, an increase of $692,000, or 5%, as compared to 1994. The increase was primarily due to additional sales of programming packages through retailers and, to a lesser extent, the renewal and retention of existing customers as a result of more attractive pricing and more effective marketing. While EchoStar began to more aggressively market its services in the second quarter of 1995, the industry-wide decline in domestic C-band equipment sales is expected to result in a decline in C-band DTH programming revenues as well over time. EchoStar believes that the decline in C-band DTH programming revenues will be fully offset by sales of EchoStar DBS programming in 1996.

    DTH EXPENSES. Costs of DTH products sold were $116.8 million for 1995, a decrease of $16.9 million, or 13%, as compared to 1994. The decrease in DTH operating expenses for 1995 resulted primarily from the decrease in sales of DTH products. DTH product expenses as a percentage of DTH product revenue were 79% for 1995, as compared to 77% for 1994. The increase was principally the result of declining sales prices of C-band DTH products as described above, during 1995 as compared to 1994.

    C-band programming expenses were $13.5 million for 1995, an increase of $1.9 million, or 16%, as compared to 1994. Programming expenses as a percentage of programming revenue were 89% for 1995 as compared to 80% for 1994. Programming expenses increased at a greater rate than revenues from programming principally because the prior periods included the flow through of certain volume discounts. Additionally, the C-band program packaging business is extremely competitive, which restricts the ability to pass on contracted affiliation agreement cost increases to consumers.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses totaled $38.5 million for 1995, an increase of $8.3 million, or 27%, as compared to 1994. Such expenses as a percentage of total revenue increased to 24% for 1995 as compared to 16% for 1994. The change was principally the result of the reduction of revenues from domestic sales of DTH products and increased costs to support, among other things, expansion of the EchoStar DTH product installation network and administrative costs associated with development of the DISH Network-SM-. In addition, $1.1 million of compensation expense was recorded with regard to 55,000 shares of Class A Common Stock contributed by EchoStar to EchoStar's 401(k) plan.

    Research and development costs totaled $5.0 million during 1995 as compared to $5.9 million during 1994. The decrease was principally due to the reduction in research necessary to provide C-band receivers to domestic and international markets. EchoStar expenses such costs as incurred and includes such costs in selling, general and administration expenses.

    EBITDA. EBITDA for 1995 was a negative $4.9 million, a decrease of $20.4 million, or 132%, as compared to 1994. The decrease resulted from the factors affecting revenue and expenses discussed above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses totaled $3.1 million during 1995, an increase of $871,000, or 39%, as compared to 1994. The overall increase primarily resulted from depreciation on assets placed in service during the third and fourth quarters of 1995.

    OTHER INCOME AND EXPENSE. Other expense for 1995 was $9.2 million, a decrease of $3.5 million, or 28%, as compared to 1994. The difference in other income and expense for 1995 compared to 1994 resulted primarily from the amortization of original issue discount and deferred debt issuance costs of $23.5 million in 1995, and $20.7 million in 1994, net of capitalized interest, on the Dish Notes, which were issued on June 7, 1994. Other expense was reduced by investment income on monies deposited in an escrow account (the "1994 Escrow Account") of $8.8 million for 1995, and $6.5 million for 1994. Interest capitalized relating to development of the EchoStar DBS System for 1995 totaled $25.8 million as compared to $5.7 million for 1994.

    BENEFIT FROM/PROVISION FOR INCOME TAXES. An income tax benefit of $5.7 million was recognized during 1995 as compared to the income tax provision for 1994 of $399,000. This change is principally the result of changes in components of income and expenses discussed above during 1995 and 1994, respectively. EchoStar's deferred tax assets (approximately $13.9 million at December 31, 1995) relate principally to temporary differences for amortization of original issue discount on the Dish Notes and various accrued expenses which are not deductible until paid. No valuation allowance has been provided because EchoStar currently believes it is more likely than not that these assets will be realized. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the need for a valuation allowance may change.

LIQUIDITY AND CAPITAL RESOURCES

    EchoStar's working capital and capital expenditure requirements were substantial during the three-year period ended December 31, 1996. Such expenditures principally resulted from the construction of EchoStar's DBS system during 1994, 1995 and 1996, and the commercial launch of DISH Network-SM- service in March 1996. Capital expenditures, including expenditures for satellite systems under construction, totaled $119.3 million, $133.6 million and $221.9 million during the years ended December 31, 1994, 1995 and 1996, respectively. Additionally, during 1996, EchoStar expended $55.4 million for DBS authorizations obtained from the FCC, principally relating to the Company's acquisition of 24 DBS frequencies at the 148 DEG. WL orbital slot. Those frequencies were acquired at the FCC's January 1996 auction of certain DBS frequencies. EchoStar anticipates that its capital expenditure and working capital requirements will be significant for the foreseeable future as its constructs, launches and deploys additional satellites in connection with its DBS business, and as it aggressively builds its DISH Network-SM- subscriber base.

    During 1994, 1995 and 1996, EchoStar's capital expenditure and working capital requirements principally were funded from proceeds of the 1994 Dish Notes Offering, the 1995 IPO, and the 1996 ESBC Notes Offering. In June 1994, EchoStar issued 624,000 units consisting of $624.0 million principal amount at stated maturity of the Dish Notes and 3,744,000 Warrants (representing 2,808,000 shares of EchoStar Class A Common Stock) for aggregate net proceeds to the Company of approximately $323.3 million. In June 1995, ECC completed the IPO of 4.0 million shares of its Class A Common Stock, resulting in net proceeds to the Company of approximately $62.9 million. In March 1996, ESBC consummated the ESBC Notes Offering. In connection therewith, ESBC issued $580.0 million principal amount at stated maturity of ESBC Notes, resulting in aggregate net proceeds to the Company of approximately $337.0 million. As of December 31, 1996, substantially all of the Warrants issued in connection with the Dish Notes Offering had been exercised.

    During the years ended December 31, 1995 and 1996, net cash flows used in operations totaled $20.3 million and $27.4 million, respectively. EchoStar anticipates that its working capital requirements, including its investment in subscriber acquisition costs, will increase substantially in 1997. Such working capital requirements could vary if any of the following, among other factors, occur: (i) subscriptions to DISH Network-SM- programming differ from anticipated levels; (ii) actual expenses differ from present estimates; (iii) the investment in subscriber acquisition costs increases from planned levels; or (iv) future EchoStar promotions no longer require the annual prepayment of a one-year subscription to DISH Network-SM- programming. In addition to the working capital requirements discussed above, during 1997 EchoStar expects to expend: (i) approximately $118.7 million in connection with the launch, insurance and deployment of EchoStar III and EchoStar IV; (ii) approximately $50.0 million related to the construction of EchoStar III and EchoStar IV; and (iii) approximately $16.7 million for debt service relating to contractor financing of EchoStar I, EchoStar II and EchoStar III. Expected capital expenditures may increase in the event of delays, cost overruns, increased costs associated with certain potential change orders under the Company's satellite or launch contracts, or a change in launch providers.

    In addition, EchoStar has agreements with various manufacturers for the purchase of DBS satellite receivers and related components manufactured to EchoStar's specifications. These DBS satellite receivers and components are necessary to receive DISH Network-SM- programming. As of December 31, 1996, EchoStar's commitments relative to such agreements totaled approximately $82.9 million, and the total of all outstanding purchase order commitments with domestic and foreign suppliers approximated $85.9 million. All purchases related to these commitments are expected to be made during 1997. EchoStar expects that its 1997 purchases of DBS satellite receivers and related components will significantly exceed its existing contractual commitments.

    EchoStar's 1997 working capital, capital expenditure and debt service requirements are expected to be funded from existing cash and marketable investment securities balances, balances held in the ESBC Notes Escrow, cash generated from operations, proceeds of the ASkyB Transaction (as more fully described below), and additional debt, equity or other financings. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all. Further increases in subscriber acquisition costs, inadequate supplies of DBS receivers, or significant launch delays or failures would significantly and adversely affect EchoStar's operating results and financial condition.

    During March 1997, EchoStar's wholly-owned subsidiary, DISH
Network-SM-Credit Corporation ("DNCC"), began offering an internally-financed consumer lease plan to prospective DISH Network-SM- customers. This plan provides for a four-year lease term at competitive rates to qualified consumers. EchoStar will assume all credit risk related to the lease program. Initially, EchoStar plans to implement DNCC's consumer lease program on a limited basis. Additional capital will be required for EchoStar to implement the program on a larger scale. There can be no assurance additional capital will be available for the lease program on terms acceptable to EchoStar, or at all.

    Beyond 1997, EchoStar will expend approximately $88.6 million to repay contractor financing of EchoStar I, EchoStar II, EchoStar III and EchoStar
IV. Additionally, EchoStar has committed to expend in 1998 approximately $69.7 million to construct, launch and support EchoStar IV. EchoStar's contracts with Lockheed Martin for the construction of EchoStar III and EchoStar IV provide for the payment by EchoStar of substantial penalties in the event of termination of such contracts. To meet the aforementioned requirements and to fully execute its business plan, EchoStar will require significant additional capital. The Company anticipates that its future capital requirements will be met from additional debt or equity financings and from cash generated by operations. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all.

    As previously described, EchoStar intends to consummate the ASkyB Transaction during 1997. Cash proceeds to EchoStar from the ASkyB Transaction are dependent upon the timing of closing of the transaction. The cash proceeds will be equal to $1.0 billion less actual amounts paid to vendors through the date of closing for the satellites and other DBS assets to be transferred to EchoStar at closing. Prior to the closing of the ASkyB Transaction and pursuant to the terms of the binding letter agreement, News has agreed to provide EchoStar with interim financing, as needed, in an aggregate amount of up to $200.0 million. This interim financing will be in the form of either purchases by News of EchoStar Class A Common Stock or non-interest bearing advances to EchoStar, dependent upon when necessary regulatory approvals are obtained. Any interim financing amounts received by EchoStar will be used for purposes of funding its near-term working capital, capital expenditure and debt service requirements. To the extent that News advances funds to EchoStar or purchases shares as described above, the amount paid by News shall be credited against News' total cash consideration and the number of shares purchased shall be credited against the number of shares of EchoStar's Class A Common Stock to be received by News at the closing.

    ASkyB currently has four DBS satellites under construction, one of which is scheduled to be launched in late 1997. ASkyB also has other DBS assets under construction, including a digital broadcast center in Gilbert, Arizona. EchoStar will acquire ownership of the ASkyB assets, and assume future obligations necessary to complete construction and deployment of such assets, in connection with the ASkyB Transaction. There can be no assurance as to the final terms or timing of the ASkyB Transaction or whether the ASkyB Transaction will be consummated. EchoStar will require additional debt or equity financing following the closing of the ASkyB transaction to complete construction and deployment of the assets acquired, and to fully implement its business plan. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to EchoStar, or at all.

    Consent of EchoStar's bondholders may be required in connection with the ASkyB Transaction. EchoStar is currently assessing the financial and other requirements associated with the consent solicitation necessary to consummate the ASkyB Transaction. In connection therewith, the Company also is evaluating the feasibility of refinancing its outstanding Dish Notes and ESBC Notes. Additional financing would be required to refinance the Dish Notes and ESBC Notes. There can be no assurance that such additional financing will be available on terms acceptable to EchoStar, or at all. While there can be no assurance, EchoStar believes it will be able to obtain any necessary consents of its bondholders relative to the ASkyB Transaction.

    EchoStar expects that its net losses will continue as it builds its subscription television business such that, prior to consummation of the ASkyB Transaction, negative stockholders' equity will result during the second quarter of 1997 unless it receives additional equity financing from the interim financing described above, or from other sources. EchoStar's expected net losses will result primarily from: (i) the amortization of original issue discount associated with the Dish Notes and the ESBC Notes;
(ii) increases in depreciation expense attributable to EchoStar's satellites and other fixed assets; (iii) amortization of subscriber acquisition costs;
(iv) subscriber promotion subsidies; and (v) increases in SG&A expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with Nasdaq National Market listing criteria, EchoStar believes that such event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy Nasdaq's National Market listing criteria, EchoStar's Class A Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception is not granted, trading in EchoStar Class A Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it may be more difficult to dispose of, or to obtain accurate quotations for, EchoStar Class A Common Stock. Accordingly, delisting may result in a decline in the trading market for EchoStar's Class A Common Stock, which could, among other things, potentially depress EchoStar's stock and bond prices and impair EchoStar's ability to obtain additional financing.

    As of December 31, 1996, EchoStar had approximately $886.1 million of outstanding long-term debt (including the Dish Notes, the ESBC Notes, deferred satellite contract payments on EchoStar I and EchoStar II, and mortgage notes payable). Interest on the Dish Notes and the ESBC Notes accretes, but currently is not payable in cash. Semiannual cash interest payments associated with the Dish Notes commence December 1, 1999 and will approximate $40.2 million. The Dish Notes Indenture requires principal reductions of $156.0 million on each of June 1, 2002 and 2003. These principal reductions will result in decreases in semiannual cash interest payments to $30.1 million and $20.1 million, effective December 1, 2002 and December 1, 2003, respectively. Semiannual cash interest payments of $38.1 million associated with the ESBC Notes commence on September 15, 2000. EchoStar utilized approximately $64.0 million of contractor financing for EchoStar I and EchoStar II. As of December 31, 1996, approximately $57.6 million of such contractor financing was outstanding. The contractor financing bears interest at 8.25% and is payable in equal monthly installments over five years following launch of the respective satellites. Contractor financing of $15.0 million will be used for each of EchoStar III and EchoStar IV. The terms of such contractor financing for EchoStar III and EchoStar IV will be similar to that associated with EchoStar I and EchoStar II.

    From May 1994 to May 1996, certain of EchoStar's subsidiaries maintained a revolving credit facility (the "Credit Facility") with a bank for the purposes of funding working capital advances and meeting letter of credit requirements associated with certain inventory purchases and satellite construction payments. The Credit Facility expired in May 1996. EchoStar currently does not intend to arrange a replacement credit facility.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

    The indentures related to the Dish Notes and ESBC Notes impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. The Dish Notes Indenture contains restrictive covenants that, among other things, impose limitations on Dish, Ltd. and its subsidiaries with respect to their ability to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to Dish, Ltd.'s subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, Dish, Ltd., may pay dividends on its equity securities only if (1) no default is continuing under the Dish Notes Indenture; and (2) after giving effect to such dividend, Dish, Ltd.'s ratio of total indebtedness to cash flow (calculated in accordance with the Dish Notes Indenture) would not exceed 4.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of Dish, Ltd.'s consolidated net income (calculated in accordance with the Dish Notes Indenture) from the date of issuance of the Dish Notes, plus 100% of the aggregate net proceeds to Dish, Ltd. from the issuance and sale of certain equity interests of Dish, Ltd. (including common stock).

    The ESBC Notes Indenture contains restrictive covenants that, among other things, impose limitations on ESBC with respect to its ability to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to ESBC's subsidiaries;
(vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, ESBC may pay dividends on its equity securities only if (1) no default is continuing under the ESBC Notes Indenture; and (2) after giving effect to such dividend, ESBC's ratio of total indebtedness to cash flow (calculated in accordance with the ESBC Notes Indenture) would not exceed 5.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of ESBC's consolidated net income (calculated in accordance with the ESBC Notes Indenture) from the date of issuance of the ESBC Notes, plus 100% of the aggregate net cash proceeds received by ESBC and its subsidiaries from the issue or sale of certain equity interests of EchoStar (including common stock).

    If cash generated from the operation of the DISH Network-SM- is not sufficient to meet the debt service requirements of the Dish Notes and the ESBC Notes, EchoStar would be required to obtain cash from other financing sources. There can be no assurance that such financing would be available on terms acceptable to EchoStar, or if available, that the proceeds of such financing would be sufficient to meet debt service requirements associated with Dish Notes and the ESBC Notes.

DISH NOTES AND ESBC NOTES

    In the event of a change of control and upon the occurrence of certain other events, as described in the Dish Notes Indenture, Dish, Ltd. will be required to make an offer to each holder of Dish Notes to repurchase all or any part of such holder's Dish Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to June 1, 1999, or 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after June 1, 1999. Similarly, in the event of a change of control, as described in the ESBC Notes Indenture, ESBC will be required to make an offer to each holder of ESBC Notes to repurchase all of such holder's ESBC Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to March 15, 2000, or 101% of the aggregate principal amount at stated maturity thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after March 15, 2000.

    Three DBS orbital locations licensed by the FCC are generally recognized as capable of providing satellite service to the entire continental United States. EchoStar has the right to utilize at least 21 DBS frequencies at one of those CONUS slots. In the event the number of frequencies EchoStar has the right to use at a CONUS orbital location is reduced to less than 21, ESBC will be required to make an offer to repurchase all of the outstanding ESBC Notes, and Dish, Ltd. will be required to make an offer to repurchase one half of the outstanding Dish Notes. In the event the number of frequencies EchoStar has the right to use at a full CONUS orbital location falls below 11, Dish, Ltd. will be required to make an offer to repurchase all of the outstanding Dish Notes, rather than only half. Additionally, in the event that EchoStar's FCC authorization to use frequencies purchased at the January 1996 FCC auction is revoked or rescinded, ESBC will be required, under the terms of the ESBC Notes Indenture, to repurchase up to $52.3 million of principal amount of the 1996 Notes.

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

RECEIVER MANUFACTURERS

    EchoStar has contracted for the manufacture of EchoStar Receiver Systems with SCI, a high-volume contract electronics manufacturer. SCI is currently manufacturing EchoStar Receiver Systems in quantities which EchoStar believes will be adequate to meet its demand for 1997. EchoStar is negotiating with several brand-name consumer electronics manufacturers to produce receivers for use with the DISH Network-SM-. No assurances can be provided regarding the ultimate success of those negotiations. If SCI is unable for any reason to produce receivers in a quantity sufficient to meet EchoStar's demand, its liquidity and results of operations would be adversely affected.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the future undiscounted cash flows are not sufficient to recover the assets carrying amount. EchoStar adopted SFAS No. 121 in the first quarter of 1996. The adoption of SFAS No. 121 did not have a material effect on EchoStar's financial position, results of operations or cash flows.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued by the FASB in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. EchoStar elected to continue to apply APB No. 25 for expense recognition purposes. The pro forma disclosures required by SFAS No. 123 are included in EchoStar's consolidated financial statements incorporated by reference herein.

INFLATION

    Inflation has not materially affected EchoStar's operations during the past three years. EchoStar believes that its ability to increase charges for its products and services in future periods will depend primarily on competitive pressures. EchoStar does not have any material backlog of its products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    EchoStar's consolidated financial statements, which are included in this report on pages F-1 through F-29, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to the identity and business experience of the directors of EchoStar is set forth in EchoStar's Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 1997, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

    The information required by this Item with respect to the identity and business experience of EchoStar's executive officers is set forth on page 22 of this Report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is set forth in EchoStar's Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 1997, under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth in EchoStar's Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 1997, under the captions "Election of Directors" and "Equity Security Ownership," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth in EchoStar's Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 1997, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    (1)  FINANCIAL STATEMENTS                                             PAGE
                                                                          ----

         Report of Independent Public Accountants                         F-2
         Consolidated Balance Sheets at December 31, 1995 and 1996        F-3
         Consolidated Statements of Operations for the years ended
           December 31, 1994, 1995 and 1996                               F-4
         Consolidated Statements of Stockholders' Equity for the
           years ended December, 1994, 1995, and 1996                     F-5
         Consolidated Statements of Cash Flows for the years
           ended December 31, 1994, 1995 and 1996                         F-6
         Notes to Consolidated Financial Statements                       F-7

    (2)  FINANCIAL STATEMENT SCHEDULES

         None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

    (3)  EXHIBITS

          2.1 Amended and Restated Agreement for Exchange of Stock and Merger, dated as of May 31, 1995, by and among EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), Charles W. Ergen and EchoStar (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1, Registration No. 33-91276).

          2.2 Plan and Agreement of Merger made as of December 21, 1995 by and among EchoStar, Direct Broadcasting Satellite Corporation, a Colorado Corporation ("MergerCo") and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, Registration No. 333-03584).

          2.3 Merger Trigger Agreement entered into as of December 21, 1995 by and among EchoStar, MergerCo and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, Registration No. 333-03584).

          3.1(a) Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1, Registration No. 33-91276).

          3.1(b) Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-1, Registration No. 33-91276).

          4.1 Indenture of Trust between Dish, Ltd. and First Trust National Association ("First Trust"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

          4.2 Warrant Agreement between EchoStar and First Trust, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

          4.3 Security Agreement in favor of First Trust, as Trustee under the Indenture of Trust between Dish, Ltd. and First Trust, as Trustee Exhibit 4.1 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

          4.4 Escrow and Disbursement Agreement between Dish, Ltd. and First Trust (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

          4.5 Pledge Agreement in favor of First Trust, as Trustee under the Indenture of Trust between Dish, Ltd. and First Trust, as Trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

          4.6 Intercreditor Agreement among First Trust, Continental Bank, N.A. and Martin Marietta Corporation ("Martin Marietta") (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

          4.7 Series A Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

          4.8 Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

          4.9 Indenture of Trust between ESBC and First Trust, as Trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

          4.10 Security Agreement of ESBC in favor of First Trust, as Trustee under the Indenture of Trust between ESBC and First Trust (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

          4.11 Escrow and Disbursement Agreement between ESBC and First Trust (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995. Commission File No. 0-26176).

          4.12 Pledge Agreement of ESBC in favor of First Trust, as Trustee under the Indenture of Trust between ESBC and First Trust (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

          4.13 Pledge Agreement of EchoStar in favor of First Trust, as Trustee under the Indenture of Trust between ESBC and First Trust (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

          4.14 Registration Rights Agreement by and between the ESBC, EchoStar, Dish, Ltd., New DBSC and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to
                  Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

         10.1(a) Satellite Construction Contract, dated as of February 6, 1990, between EchoStar Satellite Corporation ("ESC") and Martin Marietta Corporation as successor to General Electric EchoStar, Astro-Space Division ("General Electric") (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

         10.1(b) First Amendment to the Satellite Construction Contract, dated as of October 2, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(b) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

         10.1(c) Second Amendment to the Satellite Construction Contract, dated as of October 30, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form S-1 of Dish, Ltd., Ltd. Registration No. 33-76450).

         10.1(d) Third Amendment to the Satellite Construction Contract, dated as of April 1, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(d) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

         10.1(e) Fourth Amendment to the Satellite Construction Contract, dated as of August 19, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(e) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

         10.1(f) Form of Fifth Amendment to the Satellite Construction Contract, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(f) to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-81234).

         10.1(g) Sixth Amendment to the Satellite Construction Contract, dated as of June 7, 1994, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(g) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-81234).

         10.1(h) Eighth Amendment to the Satellite Construction Contract, dated as of July 18, 1996, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(h) to the Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

         10.2 Master Purchase and License Agreement, dated as of August 12, 1986, between Houston Tracker Systems, Inc. ("HTS") and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated by reference to Exhibit
                  10.4 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

         10.3 Master Purchase and License Agreement, dated as of June 18, 1986, between Echosphere and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

         10.4 Merchandising Financing Agreement, dated as of June 29, 1989, between Echo Acceptance Corporation ("EAC") and Household Retail Services, Inc. (incorporated by reference to Exhibit
                  10.6 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

         10.5 Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).*

         10.6 Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit
                  10.8 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

         10.7 Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-81234).

         10.8 Dish, Ltd. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).*

         10.9 Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-81234).

         10.10 Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology (incorporated by reference to Exhibit
                  10.12 to the Registration Statement on Form S-1 of Dish, Ltd., Commission File No. 33-81234).

         10.11 Manufacturing Agreement dated as of April 14, 1995 by and between ESC and Sagem Group (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

-------------------
* Constitutes a management contract or compensatory plan or arrangement.

         10.12 Statement of Work, dated January 31, 1995 from EchoStar Satellite Corporation Inc. to Divicom Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-91276).

         10.13 Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Satellite Corporation and Lockheed-Khrunichev-Energia International, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-91276).

         10.14 EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-91276).*

         10.15(a) Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.17(a) to the Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

         10.15(b) Ninth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit
                  10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

         10.15(c) Tenth Amendment to Satellite Construction Contract, dated as of July 18, 1996, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.17(b) to Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

         10.16 Satellite Construction Contract, dated as of July 18, 1996, between EchoStar DBS Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.17(b) to Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

         10.17 Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta Corporation, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4, Registration No. 333-03584).

         10.18 Right and License Agreement by and among Houston Tracker Systems, Inc. and Asia Broadcasting and Communications Network, Ltd., dated December 19, 1996 (being filed simultaneously in hard copy). P

         10.19 Agreement between Houston Tracker Systems, Inc. and EchoStar Satellite Corporation and ExpressVu Inc., dated January 8, 1997 (being filed simultaneously in hard copy). P

         21       Subsidiaries of EchoStar Communications Corporation.

         23       Consent of Independent Public Accountants.

         24       Powers of Attorney authorizing signature of Charles W. Ergen,
                  R. Scott Zimmer, James DeFranco, Alan M. Angelich and Raymond
                  L. Friedlob.

         27       Financial Data Schedule.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1996.

-------------------
* Constitutes a management contract or compensatory plan or arrangement.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ECHOSTAR COMMUNICATIONS CORPORATION


                                       By:  /s/  STEVEN B. SCHAVER
                                          -----------------------------------
                                          Steven B. Schaver
                                          Vice President, Chief Operating
                                          Officer and Chief Financial Officer

Date:  March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

SIGNATURE                      TITLE                              DATE
---------                      -----                              ----

  *                            Chief Executive Officer and        March 28, 1997
---------------------------    Director (PRINCIPAL EXECUTIVE
Charles W. Ergen               OFFICER)


/s/  STEVEN B. SCHAVER         Vice President, Chief Operating    March 28, 1997
---------------------------    Officer and Chief Financial
Steven B. Schaver              Officer (PRINCIPAL FINANCIAL
                               OFFICER)


/s/  JOHN R. HAGER             Controller                         March 28, 1997
---------------------------    (PRINCIPAL ACCOUNTING OFFICER)
John R. Hager


  *                            Director                           March 28, 1997
---------------------------
James DeFranco


  *                            Director                           March 28, 1997
---------------------------
R. Scott Zimmer


  *                            Director                           March 28, 1997
---------------------------
Alan M. Angelich


  *                            Director                           March 28, 1997
---------------------------
Raymond L. Friedlob


*By:  /s/  STEVEN B. SCHAVER
    ---------------------------
        Steven B. Schaver
        Attorney-in-Fact

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS:
    Report of Independent Public Accountants                               F-2
    Consolidated Balance Sheets at December 31, 1995 and 1996              F-3
    Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996                                      F-4
    Consolidated Statements of Stockholders' Equity for the years
     ended December, 1994, 1995 and 1996                                   F-5
    Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996                                      F-6
    Notes to Consolidated Financial Statements                             F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To EchoStar Communications Corporation:

    We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation (a Nevada corporation) and subsidiaries, as described in Note 1, as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                           ARTHUR ANDERSEN LLP


Denver, Colorado,
March 14, 1997

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                   DECEMBER 31,
                                                              ----------------------
ASSETS                                                          1995          1996
                                                              ----------------------
Current Assets:
  Cash and cash equivalents                                   $ 21,754    $   39,231
  Marketable investment securities                              15,670        18,807
  Trade accounts receivable, net of allowance
   for uncollectible accounts of
   $1,106 and $1,494, respectively                               9,179        13,516
  Inventories                                                   38,769        72,767
  Income tax refund receivable                                   3,554         4,830
  Deferred tax assets                                            1,779            --
  Subscriber acquisition costs, net                                 --        68,129
  Other current assets                                          13,037        18,356
                                                              ----------------------
Total current assets                                           103,742       235,636
Restricted Cash and Marketable Investment Securities:
  Dish Notes escrow                                             73,291            --
  ESBC Notes escrow                                                 --        47,491
  Other                                                         26,400        31,800
Property and equipment, net                                    354,000       590,621
FCC authorizations, net                                         11,309        72,667
Deferred tax assets                                             12,109        79,339
Other noncurrent assets                                         42,240        83,826
                                                              ----------------------
    Total assets                                              $623,091    $1,141,380
                                                              ----------------------
                                                              ----------------------
LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                     $  19,063     $  40,819
  Deferred revenue - DISH Network-SM- subscriber promotions         --        97,959
  Deferred programming revenue - DISH Network-SM-                   --         4,407
  Deferred programming revenue - C-band                            584           734
  Accrued expenses and other current liabilities                26,314        30,495
  Deferred tax liabilities                                          --        12,563
  Current portion of long-term debt                              4,782        11,334
                                                              ----------------------
Total current liabilities                                       50,743       198,311

Long-term deferred signal carriage revenue                          --         5,949
Dish Notes                                                     382,218       437,127
ESBC Notes                                                          --       386,165
Mortgage and other notes payable, excluding current portion     33,444        51,428
Other long-term liabilities                                         --         1,203
                                                              ----------------------
  Total liabilities                                            466,405     1,080,183

COMMITMENTS AND CONTINGENCIES (NOTE 11)

Stockholders' Equity (Notes 2 and 9):
  Preferred Stock, 20,000,000 shares authorized,
   1,616,681 shares of 8% Series A Cumulative
   Preferred Stock issued and outstanding, including
   accrued dividends of $2,143,000 and $3,347,000,
   respectively                                                 17,195        18,399
  Class A Common Stock, $.01 par value, 200,000,000
   shares authorized, 10,535,003 and 11,115,582 shares
   issued and outstanding, respectively                            105           111
  Class B Common Stock, $.01 par value, 100,000,000
   shares authorized, 29,804,401 shares issued
   and outstanding                                                 298           298
  Class C Common Stock, $.01 par value, 100,000,000 shares
   authorized, none outstanding                                     --            --
  Common Stock Warrants                                            714            16
  Additional paid-in capital                                   151,674       158,113
  Unrealized holding gains (losses) on available-for-sale
   securities, net of deferred taxes                               239           (11)
  Accumulated deficit                                          (13,539)     (115,729)
                                                              ----------------------
Total stockholders' equity                                     156,686        61,197
                                                              ----------------------
    Total liabilities and stockholders' equity                $623,091    $1,141,380
                                                              ----------------------
                                                              ----------------------

             See accompanying Notes to Consolidated Financial Statements.

                 ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1994       1995       1996
                                                ------------------------------
Revenue:
  DTH products and technical services           $172,753   $146,910  $ 135,812
  DISH Network-SM- promotions - subscription
   television services and products                   --         --     22,746
  DISH Network-SM- subscription television
   services                                           --         --     37,898
  C-band programming                              14,540     15,232     11,921
  Loan origination and participation income        3,690      1,748      3,034
                                                ------------------------------
Total revenue                                    190,983    163,890    211,411

Expenses:
  DTH products and technical services            133,635    116,758    123,790
  DISH Network-SM- programming                        --         --     19,079
  C-band programming                              11,670     13,520     10,510
  Selling, general and administrative             30,219     38,525     90,372
  Subscriber promotion subsidies                      --         --     33,591
  Amortization of subscriber acquisition costs        --         --     15,991
  Depreciation and amortization                    2,243      3,114     27,423
                                                ------------------------------
Total expenses                                   177,767    171,917    320,756
                                                ------------------------------

Operating income (loss)                           13,216     (8,027)  (109,345)

Other Income (Expense):
  Interest income                                  8,420     14,059     15,630
  Interest expense, net of amounts capitalized   (21,408)   (23,985)   (61,487)
  Minority interest in loss of consolidated
   joint venture and other                           261        722       (477)
                                                ------------------------------
Total other income (expense)                     (12,727)    (9,204)   (46,334)
                                                ------------------------------

Net income (loss) before income taxes                489    (17,231)  (155,679)
Income tax (provision) benefit, net                 (399)     5,745     54,693
                                                ------------------------------
Net income (loss)                               $     90   $(11,486) $(100,986)
                                                ------------------------------
                                                ------------------------------

Net loss attributable to common shares          $   (849)  $(12,690) $(102,190)
                                                ------------------------------
                                                ------------------------------

Weighted average common shares outstanding        32,442     35,562     40,548
                                                ------------------------------
                                                ------------------------------

Loss per common and common equivalent share     $  (0.03)  $  (0.36) $   (2.52)
                                                ------------------------------
                                                ------------------------------



       See accompanying Notes to Consolidated Financial Statements.

           ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (In thousands)


                                                                                                       ACCUMULATED
                                          SHARES OF                                                      DEFICIT
                                            COMMON                            COMMON     ADDITIONAL   AND UNREALIZED
                                            STOCK        PREFERRED   COMMON    STOCK       PAID-IN     HOLDING GAINS
                                         OUTSTANDING        STOCK     STOCK   WARRANTS     CAPITAL       (LOSSES)        TOTAL
                                       ------------------------------------------------------------------------------------------
                                       (Notes 1 and 9)
Balance, December 31, 1993                  32,221        $    --     $322   $     --    $  49,378       $    --        $  49,700
  Issuance of Class A Common Stock:
    For acquisition of DirectSat, Inc.         999             --       11         --        8,989            --            9,000
    For cash                                   324             --        3         --        3,830            --            3,833
  Issuance of 1,616,681 shares of 8%
    Series A Cumulative Preferred Stock         --         15,052       --         --           --            --           15,052
  Issuance of Common Stock Warrants             --             --       --     26,133           --            --           26,133
  8% Series A Cumulative Preferred
   Stock dividends                              --            939       --         --           --          (939)              --
  Net income                                    --             --       --         --           --            90               90
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1994                  33,544         15,991      336     26,133       62,197          (849)         103,808
  8% Series A Cumulative Preferred
   Stock dividends                              --          1,204       --         --           --        (1,204)              --
  Issuance of Class A Common Stock
   pursuant to initial public offering,
   net of stock issuance costs of $5,067     4,004             --       40         --       62,893            --           62,933
  Exercise of Common Stock Warrants          2,731             --       26    (25,419)      25,393            --               --
  Employee Savings Plan contribution
   and launch bonuses funded by
   issuance of Class A Common Stock             60             --        1         --        1,191            --            1,192
  Unrealized holding gains on
   available-for-sale securities, net           --             --       --         --           --           239              239
  Net loss                                      --             --       --         --           --       (11,486)         (11,486)
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1995                  40,339         17,195      403        714      151,674       (13,300)         156,686
  8% Series A Cumulative Preferred
   Stock dividends                              --          1,204       --         --           --        (1,204)              --
  Exercise of Class A Common
   Stock options                               442             --        4         --        2,255            --            2,259
  Exercise of Common Stock Warrants             75             --        1       (698)         697            --               --
  Income tax benefit of deduction for
   income tax purposes on exercise of
   Class A Common Stock options                 --             --       --         --        2,372            --            2,372
  Employee Savings Plan contribution
   issuable and launch bonuses funded
   by issuance of Class A Common Stock          64             --        1         --        1,115            --            1,116
  Unrealized holding losses on
   available-for-sale securities, net           --             --       --         --           --          (250)            (250)
  Net loss                                      --             --       --         --           --      (100,986)        (100,986)
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1996                  40,920        $18,399     $409   $     16     $158,113     $(115,740)       $  61,197
                                       ------------------------------------------------------------------------------------------
                                       ------------------------------------------------------------------------------------------







        See accompanying Notes to Consolidated Financial Statements.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1994         1995         1996
                                                   ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $      90     $(11,486)    $(100,986)
  Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
    Depreciation and amortization                      2,243        3,114        27,423
    Amortization of subscriber acquisition costs          --           --        15,991
    Deferred income tax benefit                       (7,330)      (4,763)      (50,365)
    Amortization of debt discount and deferred
     financing costs                                  20,662       23,528        61,695
    Employee benefits funded by issuance of
     Class A Common Stock                                 --        1,192         1,116
    Change in reserve for excess and obsolete
     inventory                                           502        1,212         2,866
    Change in long-term deferred signal
     carriage revenue                                     --           --         5,949
    Change in accrued interest on notes
     receivable from DBSC                                 --           --        (3,382)
    Change in accrued interest on convertible
     subordinated debentures from SSET                  (279)        (860)         (484)
    Other, net                                           (37)         375         1,215
  Changes in current assets and current
   liabilities, net (see Note 2)                       8,354      (32,640)       11,537
                                                   ------------------------------------
Net cash flows provided by (used in)
 operating activities                                 24,205      (20,328)      (27,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities      (15,100)     (25,230)     (138,295)
  Sales of marketable investment securities            4,439       40,563       135,176
  Purchases of restricted marketable
   investment securities                             (11,400)     (15,000)      (21,100)
  Funds released from restricted cash and
   marketable investment securities - other               --           --        15,700
  Purchases of property and equipment                 (3,507)      (4,048)      (50,954)
  Offering proceeds and investment earnings
   placed in escrow                                 (329,831)      (9,589)     (193,972)
  Funds released from escrow accounts                144,400      122,149       219,352
  Investment in SSET                                  (8,750)          --            --
  Payments received on convertible subordinated
   debentures from SSET                                   --           --         6,445
  Investment in convertible subordinated
   debentures from DBSI                                   --       (1,000)       (3,640)
  Long-term notes receivable from and
   investment in DBSC                                 (4,210)     (16,000)      (30,000)
  Expenditures for satellite systems under
   construction                                     (115,752)    (129,506)     (170,935)
  Expenditures for FCC authorizations                   (159)        (458)      (55,419)
  Other                                                1,305           --            --
                                                   ------------------------------------
Net cash flows used in operating activities         (338,565)     (38,119)     (287,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority investor investment in and loan
   to consolidated joint venture                       1,000           --            --
  Net proceeds from issuance of Dish Notes
   and Common Stock Warrants                         323,325           --            --
  Net proceeds from issuance of Class A
   Common Stock                                        3,833       62,933            --
  Net proceeds from issuance of ESBC Notes                --           --       336,916
  Expenditures from escrow for offering costs           (837)          --            --
  Proceeds from refinancing of mortgage
   indebtedness                                        4,200           --            --
  Repayments of mortgage indebtedness and
   notes payable                                      (3,435)        (238)       (6,631)
  Loans from stockholder, net                          4,000           --            --
  Repayment of loans from stockholder                 (4,075)          --            --
  Stock options exercised                                 --           --         2,259
  Dividends paid                                      (3,000)          --            --
                                                   ------------------------------------
Net cash flows provided by financing activities      325,011       62,695       332,544
                                                   ------------------------------------
Net increase in cash and cash equivalents             10,651        4,248        17,477
Cash and cash equivalents, beginning of year           6,855       17,506        21,754
                                                   ------------------------------------
Cash and cash equivalents, end of year             $  17,506    $  21,754     $  39,231
                                                   ------------------------------------
                                                   ------------------------------------




        See accompanying Notes to Consolidated Financial Statements.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

    EchoStar Communications Corporation ("ECC"), together with its subsidiaries ("EchoStar" or the "Company") currently is one of only three direct broadcast satellite ("DBS") companies in the United States with the capacity to provide comprehensive nationwide DBS programming service. EchoStar's DBS service (the "DISH Network-SM-") commenced operations in March 1996 after the successful launch of its first satellite ("EchoStar I") in December 1995. EchoStar launched its second satellite ("EchoStar II") on September 10, 1996. EchoStar II significantly increased the channel capacity and programming offerings of the DISH Network-SM- when it became fully operational in November 1996. EchoStar currently provides approximately 120 channels of near laser disc quality digital video programming and over 30 channels of near CD quality audio programming to the entire continental United States ("CONUS"). In addition to its DISH Network-SM- business, EchoStar is engaged in the design, manufacture, distribution and installation of satellite direct-to-home ("DTH") products, domestic distribution of DTH programming, and consumer financing of EchoStar's DISH Network-SM- and domestic DTH products and services.

    EchoStar's primary business objective is to become one of the leading providers of subscription television and other satellite-delivered services in the United States. EchoStar had approximately 350,000 subscribers to DISH Network-SM- programming as of December 31, 1996.

    As more fully described in Note 17, on February 24, 1997, EchoStar announced the formation of a DBS alliance (the "ASkyB Transaction") with The News Corporation Limited ("News"). Pursuant to a binding letter agreement, American Sky Broadcasting, LLC, an entity controlled by News ("ASkyB"), will contribute to EchoStar, or to an entity in which EchoStar would have an equity interest, or make available for EchoStar's use, cash, satellites and other DBS assets. These assets are expected to have a total value of approximately $1.7. billion. In return, ASkyB will acquire an approximate 50% equity interest in EchoStar. As a result of its contributions to ASkyB, MCI Communications Corporation ("MCI") will have an approximate 19.9% interest in ASkyB. Consummation of the ASkyB Transaction is subject only to certain regulatory and other approvals and consents. While EchoStar and News intend to consummate the ASkyB Transaction, there can be no assurance that necessary regulatory or other approvals or consents will be obtained or that the transaction will be consummated.

ORGANIZATION AND LEGAL STRUCTURE

    Certain companies principally owned and controlled by Mr. Charles W. Ergen were reorganized in 1993 into Dish, Ltd., formerly known as EchoStar Communications Corporation (together with its subsidiaries, "Dish, Ltd."). The principal reorganized entities, Echosphere Corporation (formed in 1980) and Houston Tracker Systems, Inc. (acquired in 1986), are primarily engaged in the design, assembly, marketing and worldwide distribution of direct to home ("DTH") satellite television products. Satellite Source, Inc. contracts for rights to purchase C-band satellite delivered television programming for resale to consumers and other DTH retailers. Through January 1996, Echo Acceptance Corporation ("EAC") arranged nationwide consumer financing for purchasers of DTH systems and programming. The FCC has granted EchoStar Satellite Corporation ("ESC") licenses for certain DBS frequencies. The reorganized group also includes other less significant domestic enterprises and several foreign entities involved in related activities outside the United States.

    During 1994, Dish, Ltd. merged one of its subsidiaries with DirectSat Corporation ("DirectSat"), an approximately 80% owned subsidiary of SSE Telecom, Inc. ("SSET") at that time. DirectSat's stockholders received an approximate 3% equity interest in Dish, Ltd. (subsequently exchanged for Stock of ECC) in exchange for all of DirectSat's then outstanding stock. DirectSat's principal assets are a conditional satellite construction permit and frequency assignments for ten DBS frequencies.

    In June 1994, Dish, Ltd. completed an offering of 12 7/8% Senior Secured Discount Notes due 2004 (the "Dish Notes," see Note 6) and Common Stock Warrants (the "Warrants") (collectively, the "Dish Notes Offering"), resulting in net proceeds of approximately $323.3 million. Dish, Ltd. and its subsidiaries are subject to the terms and conditions of the Indenture related to the Dish Notes (the "Dish Notes Indenture"). The assets of ECC are not subject to the Dish Notes Indenture. Separate parent company only financial information for ECC is supplementally provided in Note 16. As described in
Note 6, the Dish Notes Indenture places significant restrictions on the payment of dividends or other transfers by Dish, Ltd. to ECC.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1. ORGANIZATION AND BUSINESS ACTIVITIES - CONTINUED

    In June 1995, ECC completed an initial public offering (the "IPO") of its Class A Common Stock, which resulted in net proceeds to the Company of approximately $62.9 million. Concurrently, Charles W. Ergen, President and Chief Executive Officer of both ECC and Dish, Ltd., exchanged all of his then outstanding shares of Class B Common Stock and 8% Series A Cumulative Preferred Stock of Dish, Ltd. for like shares of ECC (the "Exchange") in the ratio of 0.75 shares of ECC for each share of Dish, Ltd. capital stock (the "Exchange Ratio"). All employee stock options of Dish, Ltd. were also assumed by ECC, adjusted for the Exchange Ratio. In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC (the "Merger") and all outstanding shares of Dish, Ltd. Class A Common Stock and 8% Series A Cumulative Preferred Stock (other than those held by ECC) were automatically converted into the right to receive like shares of ECC in accordance with the Exchange Ratio. Also effective with the Merger, all outstanding Warrants for the purchase of Dish, Ltd. Class A Common Stock automatically became exercisable for shares of ECC's Class A Common Stock, adjusted for the Exchange Ratio. As a result of the Exchange and Merger, ECC owned all outstanding shares of Dish, Ltd. capital stock.

    In March 1996, EchoStar Satellite Broadcasting Corporation ("ESBC"), a wholly-owned subsidiary of ECC, completed an offering (the "ESBC Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004, which resulted in net proceeds of approximately $337.0 million. In connection with the ESBC Notes Offering, EchoStar contributed all of the outstanding capital stock of Dish, Ltd. to ESBC. This transaction was accounted for as a reorganization of entities under common control whereby Dish, Ltd. was treated as the predecessor to ESBC. ESBC is subject to all, and ECC is subject to certain of, the terms and conditions of the Indenture related to the ESBC Notes (the "ESBC Notes Indenture"). As a result of the above transactions, ESBC is a wholly-owned direct subsidiary of EchoStar; Dish, Ltd. is a wholly-owned, direct subsidiary of ESBC. Substantially all of EchoStar's operating activities are conducted by subsidiaries of Dish, Ltd.

    The following summarizes the Company's organizational structure for EchoStar and its significant subsidiaries as described above:


LEGAL ENTITY                                    REFERRED TO HEREIN AS   OWNERSHIP
--------------------------------------------------------------------------------------------------
EchoStar Communications Corporation                    ECC              Publicly owned
EchoStar Satellite Broadcasting Corporation            ESBC             Wholly-owned by ECC
Dish Network Credit Corporation                        DNCC             Wholly-owned by ECC
Dish, Ltd.                                             Dish, Ltd.       Wholly-owned by ESBC
EchoStar Satellite Corporation                         ESC              Wholly-owned by Dish, Ltd.
Echosphere Corporation                                 EchoCorp         Wholly-owned by Dish, Ltd.
Houston Tracker Systems, Inc.                          HTS              Wholly-owned by Dish, Ltd.
EchoStar International Corporation                     EIC              Wholly-owned by Dish, Ltd.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.  ORGANIZATION AND BUSINESS ACTIVITIES - CONTINUED

SIGNIFICANT RISKS AND UNCERTAINTIES

    The commencement of EchoStar's DBS business has dramatically changed EchoStar's operating results and financial position when compared to its historical results. EchoStar consummated the Dish Notes Offering, the ESBC Notes Offering and the IPO to partially satisfy the capital requirements for the construction, launch and operation of its first four DBS satellites (EchoStar I, EchoStar II, EchoStar III, and EchoStar IV.) Annual interest expense on the Dish and ESBC Notes, and depreciation of the investment in the satellites and related assets are each of a magnitude that exceeds historical levels of income before income taxes. Consequently, beginning in 1995 EchoStar reported significant net losses and expects such net losses to continue through at least 1999. As of December 31, 1996, EchoStar expects to invest approximately an additional $344 million to fund contractor financing obligations with respect to its first four satellites and to complete the construction phase and launch of EchoStar III and EchoStar IV (see Note 11). Upon consummation of the ASkyB Transaction, EchoStar will acquire various DBS assets and assume future obligations necessary to complete construction and deployment of such assets. DBS assets to be acquired in connection with the ASkyB Transaction include, among other assets, four DBS satellites and a digital broadcast center located in Gilbert, Arizona, all of which are currently under construction. EchoStar's plans also include the financing, construction and launch of two fixed service satellites, additional DBS satellites, and Ku-band and KuX-band satellites, assuming receipt of all required FCC licenses and permits.

    As previously described, EchoStar expects that its net losses will continue as it builds its subscription television business such that, prior to consummation of the ASkyB Transaction, negative stockholders' equity will result during the second quarter of 1997 unless it receives additional equity financing from News (see Note 17) or other sources. EchoStar's expected net losses will result primarily from: (i) the amortization of original issue discount associated with the Dish Notes and the ESBC Notes; (ii) increases in depreciation expense attributable to EchoStar's satellites and other fixed assets; (iii) amortization of subscriber acquisition costs; (iv) subscriber promotion subsidies; and (v) increases in SG&A expenses to support the DISH Network-SM-. Although a negative equity position has significant implications, including, but not limited to, non-compliance with Nasdaq National Market listing criteria, EchoStar believes that such event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy Nasdaq's National Market listing criteria, EchoStar's Class A Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception is not granted, trading in EchoStar Class A Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it may be more difficult to dispose of, or to obtain accurate quotations for, EchoStar Class A Common Stock. Accordingly, delisting may result in a decline in the trading market for EchoStar's Class A Common Stock, which could, among other things, potentially depress EchoStar's stock and bond prices and impair EchoStar's ability to obtain additional financing.

    As a result of the factors discussed above, EchoStar requires additional capital to complete the construction and launch of EchoStar III and EchoStar IV and fully implement its business plan. There can be no assurance that necessary funds will be available or, if available, that they will be available on terms acceptable to EchoStar. Further increases in subscriber acquisition costs, inadequate supplies of DBS receivers, or significant delays or launch failures would significantly and adversely affect EchoStar's operating results and financial condition.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The financial statements for 1995 present the consolidation of Dish, Ltd. and its subsidiaries through the date of the Exchange (see Note 1) and the consolidation of ECC and its subsidiaries, including Dish, Ltd., thereafter. The Exchange and Merger was accounted for as a reorganization of entities under common control and the historical cost basis of consolidated assets and liabilities was not affected by the transaction. All significant intercompany accounts and transactions have been eliminated.

    Effective June 1993, the Company acquired a 51% joint venture interest in FlexTracker Sdn. Bhd. ("FlexTracker"), a Malaysian limited liability company. A Singapore electronics manufacturing company owned the 49% minority interest. FlexTracker manufactured integrated and stand-alone receivers and positioners exclusively for the Company.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In December 1994, the Company terminated the FlexTracker joint venture and effectively sold its interest in the joint venture's net assets to the Singapore company for $1.8 million. The Company's share of FlexTracker's losses for 1994 amounted to approximately $1.3 million, and an additional loss of $492,000 was recognized in 1994 upon the sale of the Company's interest in FlexTracker. FlexTracker's financial statements were consolidated in the accompanying consolidated financial statements from the date of acquisition through the date of disposition.

    The Company accounts for investments in 50% or less owned entities using the equity method. At December 31, 1995 and 1996, these investments were not material to the consolidated financial statements.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES

    The functional currency of the Company's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1994, 1995 and 1996 were not material to the Company's results of operations.

CASH AND CASH EQUIVALENTS

    The Company considers all liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Cash equivalents as of December 31, 1995 and 1996 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

STATEMENTS OF CASH FLOWS DATA

    The following summarizes net cash flows from changes in the Company's current assets and current liabilities:

                                                   YEARS ENDED DECEMBER 31,
                                                 1994      1995        1996
                                                -----------------------------
    Trade accounts receivable                   $  372   $ (1,082)   $ (4,337)
    Inventories                                  3,049    (19,654)    (36,864)
    Income tax refund receivable                    --     (3,554)     (1,276)
    Subscriber acquisition costs                    --         --     (84,120)
    Other current assets                          (183)   (10,464)     (5,319)
    Trade accounts payable                       2,648      4,111      21,756
    Deferred revenue - DISH Network-SM-
     subscriber promotions                          --         --      97,959
    Deferred programming revenue                   564     (1,009)      4,557
    Accrued expenses and other current
     liabilities                                 1,670       (988)     19,181
    Other, net                                     234         --          --
                                                -----------------------------
    Net increase (decrease) in current
     assets and current liabilities             $8,354   $(32,640)   $ 11,537
                                                -----------------------------
                                                -----------------------------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    The following presents the Company's supplemental cash flow statement disclosure:

                                                         YEARS ENDED DECEMBER 31,
                                                       ---------------------------
                                                         1994     1995      1996
                                                       ---------------------------
Cash paid for interest, net of amounts capitalized     $   436   $   461   $ 3,007
Cash paid for income taxes                               7,140     3,203        --
8% Series A Cumulative Preferred Stock dividends           939     1,204     1,204
Accrued satellite contract costs                            --    15,000        --
Satellite launch payment for EchoStar II applied
 to EchoStar I launch                                       --        --    15,000
Exchange of note payable to stockholder, and
 interest thereon, for 8% Series A Cumulative
 Preferred Stock                                        15,052        --        --
Issuance of Class A Common Stock to acquire
 investment in DirectSat Corporation                     9,000        --        --
Property and equipment acquired under capital leases       934        --        --
Note payable issued for deferred satellite
 construction payments for EchoStar I                       --    32,833     3,167
Note payable issued for deferred satellite
 construction payments for EchoStar II                      --        --    28,000
Employee Savings Plan Contribution and launch bonuses
 funded by issuance of Class A Common Stock                 --     1,192     1,116

MARKETABLE INVESTMENT SECURITIES AND RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

    At December 31, 1995 and 1996, the Company has classified all marketable investment securities as available for sale. Accordingly, these investments are reflected at market value based on quoted market prices. Related unrealized gains and losses are reported as a separate component of stockholders' equity, net of related deferred income taxes of $146,000 and $6,000 at December 31, 1995 and 1996, respectively. The specific identification method is used to determine cost in computing realized gains and losses. The major components of marketable investment securities as of December 31, 1995 and 1996 are as follows (in thousands):

                         DECEMBER 31, 1995               DECEMBER 31, 1996
                   -----------------------------   ----------------------------
                              UNREALIZED                    UNREALIZED
                   AMORTIZED   HOLDING    MARKET  AMORTIZED  HOLDING    MARKET
                     COST    GAIN (LOSS)  VALUE     COST    GAIN (LOSS)  VALUE
                   -----------------------------   ----------------------------
Commercial paper   $ 1,126      $ --     $ 1,126   $16,065     $ --     $16,065
Corporate notes     12,353       (19)     12,334        --       --          --
Government bonds     2,038        --       2,038     2,540       --       2,540
Mutual funds           188       (16)        172       219      (17)        202
                   -----------------------------   ----------------------------
                   $15,705      $(35)    $15,670   $18,824     $(17)    $18,807
                   -----------------------------   ----------------------------
                   -----------------------------   ----------------------------

    Restricted Cash and Marketable Investment Securities in Escrow Accounts as reflected in the accompanying consolidated balance sheets represent the remaining net proceeds received from the Dish Notes Offering, and a portion of the proceeds from the ESBC Notes Offering, plus investment earnings, less amounts expended to date in connection with the development, construction and continued growth of the DISH Network-SM-. These proceeds are held in separate escrow accounts (the "Dish Escrow Account" and the "ESBC Escrow Account") as required by the respective indentures, and invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the respective indentures.

    Other Restricted Cash includes balances totaling $11.4 million and $5.7 million at December 31, 1995 and 1996 respectively, which were restricted to satisfy certain covenants in the Dish Notes Indenture regarding launch insurance for EchoStar I and EchoStar II. In addition, as of each of December 31, 1995 and 1996, $15.0 million was held in escrow relating to a non-performing manufacturer of DBS receivers (see Note 3). As of December 31, 1996, $10.0 million was on deposit in a separate escrow account established pursuant to an additional DBS receiver manufacturing agreement, to provide for EchoStar's future payment obligations.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The major components of Restricted Cash and Marketable Investment Securities are as follows (in thousands):

                         DECEMBER 31, 1995               DECEMBER 31, 1996
                   -----------------------------   ----------------------------
                              UNREALIZED                    UNREALIZED
                   AMORTIZED   HOLDING    MARKET  AMORTIZED  HOLDING    MARKET
                     COST       GAIN      VALUE     COST       GAIN      VALUE
                   -----------------------------   ----------------------------
Commercial paper   $66,214      $ --     $66,214   $77,569     $ --     $77,569
Government bonds    32,904       420      33,324       368       --         368
Certificates of
 deposit                --        --          --     1,100       --       1,100
Accrued interest       153        --         153       254       --         254
                   -----------------------------   ----------------------------
                   $99,271      $420     $99,691   $79,291     $ --     $79,291
                   -----------------------------   ----------------------------
                   -----------------------------   ----------------------------

INVENTORIES

    Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are manufactured by outside suppliers to the Company's specifications. EchoStar also distributes non-proprietary products purchased from other manufacturers. Manufactured inventories include materials, labor and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. Inventories consist of the following (in thousands):

                                                        DECEMBER 31,
                                                   ---------------------
                                                      1995         1996
                                                   ---------------------
     EchoStar Receiver Systems                      $   --      $ 32,799
     Consigned DBS receiver components                  --        23,525
     DBS receiver components                         9,615        15,736
     Finished goods - C-band                        11,161           600
     Finished goods - International                  9,297         3,491
     Competitor DBS Receivers                        9,404            --
     Spare parts                                     2,089         2,279
     Reserve for excess and obsolete inventory      (2,797)       (5,663)
                                                   ---------------------
                                                   $38,769       $72,767
                                                   ---------------------
                                                   ---------------------

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Cost includes interest capitalized of $5.7 million, $25.8 million and $25.7 million during the years ended December 31, 1994, 1995 and 1996, respectively. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

FCC AUTHORIZATIONS

    FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include interest capitalized of $1.3 million and $6.1 million during the years ended December 31, 1995 and 1996, respectively. The merger with DirectSat described in Note 1 was accounted for as a purchase. DirectSat's assets were valued at $9.0 million by the Company at the time of the merger and are included in FCC authorizations in the accompanying balance sheets.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION

    Revenue from sales of DTH products is recognized upon shipment to customers. Revenue from the provision of DISH Network-SM- service and C-band programming service to subscribers is recognized as revenue in the period such programming is provided.

SUBSCRIBER PROMOTION SUBSIDIES, SUBSCRIBER ACQUISITION COSTS, AND DISH NETWORK-SM- PROMOTIONS - SUBSCRIPTION TELEVISION SERVICES AND PRODUCTS

    Total transaction proceeds to EchoStar from DISH Network-SM- programming and equipment sold as a package under EchoStar promotions are initially deferred and recognized as revenue over the related service period (normally one year), commencing upon authorization of each new subscriber. The excess of EchoStar's aggregate cost of the equipment, programming and other expenses for the initial prepaid subscription period for DISH Network-SM- service over proceeds received ("subscriber promotion subsidies") is expensed upon shipment of the equipment. Remaining costs, less programming costs and the amount expensed upon shipment as per above, are capitalized and reflected in the accompanying consolidated balance sheets as subscriber acquisition costs. Such costs are amortized over the related prepaid subscription term of the customer. Programming costs are expensed as service is provided. Excluding expected incremental revenues from premium and Pay-Per-View programming, the accounting followed results in revenue recognition over the initial period of service equal to the sum of programming costs and amortization of subscriber acquisition costs.

    DISH Network-SM- programming and equipment not sold as a package under echostar promotions are separately presented in the accompanying consolidated statements of operations.

DEFERRED DEBT ISSUANCE COSTS AND DEBT DISCOUNT

    Costs of completing the Dish Notes Offering and ESBC Notes Offering were deferred (Note 5) and are being amortized to interest expense over their respective terms. The original issue discounts related to the Dish Notes and the ESBC Notes (Note 6) are being accreted to interest expense so as to reflect a constant rate of interest on the accreted balance of the Dish Notes and the ESBC Notes.

DEFERRED PROGRAMMING REVENUE

    Deferred programming revenue consists of prepayments received from subscribers to DISH Network-SM- programming. Such amounts are recognized as revenue in the period the programming is provided to the subscriber. Similarly, EchoStar defers prepayments received from subscribers to C-band programming sold by EchoStar as an authorized distributor.

LONG-TERM DEFERRED SIGNAL CARRIAGE REVENUE

    Long-term deferred signal carriage revenue consists of advance payments from certain programming providers for carriage of their programming content on the DISH Network-SM-. Such amounts are deferred and recognized as revenue on a straight-line basis over the related contract terms (up to ten years).

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following (in thousands):

                                                       DECEMBER 31,
                                                   ---------------------
                                                     1995        1996
                                                   ---------------------
     Accrued expenses                              $ 3,850      $20,269
     Accrued satellite contract costs               15,000           --
     Accrued programming                             4,979        9,463
     Reserve for warranty costs                      1,013          763
     Other                                           1,472           --
                                                   ---------------------
                                                   $26,314       $30,495
                                                   ---------------------
                                                   ---------------------

    The Company's C-Band proprietary products are under warranty against defects in material and workmanship for a period of one year from the date of original retail purchase. The reserve for warranty costs is based upon historical units sold and expected repair costs. The Company does not have a warranty reserve for its DBS products because the warranty is provided by the contract manufacturer.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and totaled $2.3 million, $1.9 million and $16.5 million for the years ended December 31, 1994, 1995 and 1996, respectively.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs, which are expensed as incurred, totaled $5.9 million, $5.0 million and $6.0 million for the years ended December 31, 1994, 1995 and 1996, respectively.

NET LOSS ATTRIBUTABLE TO COMMON SHARES

    Net loss attributable to common shares is calculated based on the weighted-average number of shares of common stock issued and outstanding for the respective periods. Common stock equivalents (warrants and employee stock options) are excluded as they are antidilutive. Net loss attributable to common shares is also adjusted for cumulative dividends on the 8% Series A Cumulative Preferred Stock.

RECLASSIFICATIONS

    Certain amounts from the prior years consolidated financial statements have been reclassified to conform with the 1996 presentation.

3.  OTHER CURRENT ASSETS

    Other current assets consist of the following (in thousands):

                                                        DECEMBER 31,
                                                   ---------------------
                                                     1995         1996
                                                   ---------------------
    Deposits held by non-performing manufacturer   $10,000       $10,000
    Other                                            3,037         8,356
                                                   ---------------------
                                                   $13,037       $18,356
                                                   ---------------------
                                                   ---------------------

    EchoStar has agreements with two manufacturers to supply DBS receivers for EchoStar. To date, only one of the manufacturers has produced receivers acceptable to EchoStar. EchoStar previously deposited $10.0 million with the non-performing manufacturer and has an additional $15.0 million on deposit in an escrow account as security for

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.  OTHER CURRENT ASSETS - CONTINUED

EchoStar's payment obligations under that contract. EchoStar has given the non-performing manufacturer notice of its intent to terminate the contract and has filed suit against that manufacturer. Consequently, EchoStar is currently dependent on one manufacturing source for its receivers. Since EchoStar has given the non-performing manufacturer notice of its intent to terminate the contract, EchoStar has not considered amounts due under the contract in EchoStar's future purchase commitments. The performing manufacturer presently manufactures receivers in sufficient quantities to meet currently expected demand. If EchoStar's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, EchoStar's liquidity and results of operations would be adversely affected. Management believes, but can give no assurance, that EchoStar will be able to recover most, if not all, amounts deposited with the non-performing manufacturer or held in escrow.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                          LIFE          DECEMBER 31,
                                      ----------------------------------
                                       (IN YEARS)    1995         1996
                                                   ---------------------
       EchoStar I                          12      $     --     $201,607
       EchoStar II                         12            --      228,694
       Furniture, fixtures and equipment  2-12       35,127       72,945
       Buildings and improvements         7-40       21,006       26,035
       Tooling and other                    2         2,039        3,253
       Land                                --         1,613        2,295
       Vehicles                             7         1,310        1,323
       Construction in progress            --       303,174       89,733
                                                   ---------------------
       Total property and equipment                 364,269      625,885
       Accumulated depreciation                     (10,269)     (35,264)
                                                   ---------------------
       Property and equipment, net                 $354,000     $590,621
                                                   ---------------------
                                                   ---------------------

    Construction in progress consists of the following (in thousands):

                                                        DECEMBER 31,
                                                   ---------------------
                                                     1995         1996
                                                   ---------------------
       Progress amounts for satellite construction,
        launch, launch insurance, capitalized
        interest, and launch and in-orbit
        tracking, telemetry and control services:
         EchoStar I                                $193,629      $    --
         EchoStar II                                 88,634           --
         EchoStar III                                20,801       29,123
         EchoStar IV                                     --       56,320
       Other                                            110        4,290
                                                   ---------------------
                                                   $303,174      $89,733
                                                   ---------------------
                                                   ---------------------

    Construction in progress for EchoStar IV, which is currently scheduled for launch prior to the end of 1998, includes capitalized costs related to the construction, insurance and launch of that satellite. Construction in progress for EchoStar III includes costs related to that launch, which is scheduled prior to the end of 1997.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.  OTHER NONCURRENT ASSETS

    Other noncurrent assets consist of the following (in thousands):

                                                        DECEMBER 31,
                                                    ----------------------
                                                     1995           1996
                                                    -------        -------
     Long-term notes receivable from DBSC
      and accrued interest                          $16,000        $49,382
     Deferred debt issuance costs                    10,622         21,284
     SSET convertible subordinated debentures
       and accrued interest                           9,610          3,649
     Investment in DBSC                               4,111          4,044
     DBSI convertible subordinated debentures         1,000          4,640
     Other, net                                         897            827
                                                    -------        -------
                                                    $42,240        $83,826
                                                    -------        -------
                                                    -------        -------

    In 1994, the Company purchased $8.75 million of SSET's 6.5% convertible subordinated debentures. During 1996, EchoStar received $6.4 million of payments from SSET ($5.2 million principal and $1.2 million interest) related to these convertible debentures. As of December 31, 1996, the debentures, if converted, would represent approximately 5% of SSET's common stock, based on the number of shares of SSET common stock outstanding at December 31, 1996. Management estimates that the fair value of the SSET debentures approximates their carrying value in the accompanying financial statements based on current interest rates and the conversion features contained in the debentures. SSET is a reporting company under the Securities Exchange Act of 1934 and is engaged in the manufacture and sale of satellite telecommunications equipment. In March 1994, SSET sold to the Company for $1.25 million an approximate 6% ownership interest in the stock of Direct Broadcasting Satellite Corporation ("DBSC") and certain notes and accounts receivable from DBSC.

    In November 1994, the Company resolved a law suit brought by the Company against DBSC regarding enforceability of the notes and accounts receivable. Such receivables were exchanged for shares of DBSC common stock and the Company purchased additional DBSC shares for $2,960,000 such that, together with the shares of DBSC acquired from SSET, the Company owned approximately 40% of the outstanding common stock of DBSC. DBSC's principal assets include an FCC conditional satellite construction permit and specific orbital slot assignments for a total of 22 DBS frequencies.

    In December 1995, the Company advanced DBSC $16.0 million in the form of a note receivable to enable DBSC to make required payments under its satellite construction contract (EchoStar III). Additionally, during 1996, the Company made monthly advances to DBSC, in the form of additional notes receivable, to enable DBSC to meet the commitments under its satellite construction contract. Such advances made during 1996 aggregated $30.0 million. The $16.0 million note receivable from DBSC bears interest at 11.5% and the additional $30.0 million of notes receivable from DBSC bears interest at 11.25%. These notes receivable mature monthly, beginning December 29, 2003. Under the terms of the promissory notes, equal installments of principal and interest are due annually commencing December 1997. As of December 31, 1996, these notes receivable totaled
$49.4 million, including accrued interest of $3.4 million. These notes are secured by all of DBSC's assets, as defined in the security agreement. Management estimates that the fair value of these notes approximates carrying value in the accompanying financial statements based on current risk adjusted interest rates. On January 8, 1997, EchoStar consummated the merger of DBSC with a wholly-owned subsidiary of EchoStar ("New DBSC"). EchoStar expects to issue approximately 658,000 shares of its Class A Common Stock to acquire the remaining 60% of DBSC which it did not previously own. This transaction was accounted for as a purchase and the excess of the purchase price over the fair value of DBSC's tangible assets was allocated to DBSC's FCC authorizations. DBSC's principal assets include an FCC conditional construction permit and specific orbital slot assignments for certain DBS frequencies. During 1997, upon consummation of the DBSC merger, the aforementioned notes receivable were eliminated, on a consolidated basis, in the related purchase accounting.

    In 1995, the Company purchased $1.0 million of DBS Industries, Inc.'s ("DBSI") convertible subordinated debentures, which mature July 1, 1998. In January and December 1996, the Company purchased an additional $3.0 million (maturing January 12, 1999), and $640,000 (maturing December 12, 1999), respectively, of DBSI's convertible subordinated debentures. If EchoStar were to convert these debentures, it would own approximately 14% of

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.  OTHER NONCURRENT ASSETS - CONTINUED

DBSI's common stock, based on the number of shares of DBSI common stock outstanding at December 31, 1996. Each of the debentures bears interest at the prime rate plus 2%, adjusted and payable quarterly (aggregate rate of 10.25% at December 31, 1996). DBSI, which is a reporting company under the Securities Exchange Act of 1934, is engaged in the development of satellite and radio systems for use in automating the control and distribution of gas and electric power by utility companies. Management believes the fair value of the DBSI debentures approximates carrying value in the accompanying financial statements based on current interest rates and the conversion features contained in the debentures.

6.  LONG TERM DEBT

DISH NOTES

    On June 7, 1994, Dish, Ltd. issued the Dish Notes which mature on June 1, 2004. The Dish Notes issuance resulted in net proceeds to Dish, Ltd. of $323.3 million (including amounts attributable to the issuance of the Warrants (see Note 9) and after payment of underwriting discount and other issuance costs aggregating approximately $12.6 million).

    The Dish Notes bear interest at a rate of 12 7/8%, computed on a semi-annual bond equivalent basis. Interest on the Dish Notes will not be payable in cash prior to June 1, 1999, with the Dish Notes accreting to a principal value at stated maturity of $624.0 million by that date. Commencing December 1, 1999, interest on the Dish Notes will be payable in cash on December 1 and June 1 of each year.

    The Dish Notes rank senior in right of payment to all subordinated indebtedness of Dish, Ltd. and PARI PASSU in right of payment with all other senior indebtedness of Dish, Ltd., subject to the terms of an Intercreditor Agreement between Dish, Ltd., certain of its principal subsidiaries, and certain creditors thereof. The Dish Notes are secured by liens on certain assets of Dish, Ltd., including EchoStar I and EchoStar II and all other components of the EchoStar DBS System owned by Dish, Ltd. and its subsidiaries. The Dish Notes are further guaranteed by each material direct subsidiary of Dish, Ltd. (see
Note 12). Although the Dish Notes are titled "Senior," Dish, Ltd. has not issued, and does not have any current arrangements to issue, any significant indebtedness to which the Dish Notes would be senior; however, the ESBC notes sold in March 1996 by ESBC, are effectively subordinated to the Dish Notes and all other liabilities of Dish, Ltd. and its subsidiaries. Furthermore, at December 31, 1995 and 1996, the Dish Notes were effectively subordinated to approximately $5.4 million and $5.1 million of mortgage indebtedness, respectively, with respect to certain assets of Dish, Ltd.'s subsidiaries, not including the EchoStar DBS System, and rank PARI PASSU with the security interest of approximately $30.0 million of contractor financing.

    Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the Dish Notes are not redeemable at Dish, Ltd.'s option prior to June 1, 1999. Thereafter, the Dish Notes will be subject to redemption, at the option of Dish, Ltd., in whole or in part, at redemption prices ranging from 104.828% during the year commencing June 1, 1999 to 100% of principal value at stated maturity on or after June 1, 2002 together with accrued and unpaid interest thereon to the redemption date. On each of June 1, 2002 and June 1, 2003, Dish, Ltd. will be required to redeem 25% of the original aggregate principal amount of Dish Notes at a redemption price equal to 100% of principal value at stated maturity thereof, together with accrued and unpaid interest thereon to the redemption date. The remaining principal of the Dish Notes matures on June 1, 2004.

    In the event of a change of control and upon the occurrence of certain other events, as described in the Dish Notes Indenture, Dish, Ltd. will be required to make an offer to each holder of Dish Notes to repurchase all or any part of such holder's Dish Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to June 1, 1999, or 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after June 1, 1999.

    The Dish Notes Indenture contains restrictive covenants that, among other things, impose limitations on Dish, Ltd. and its subsidiaries with respect to their ability to: (i) incur additional indebtedness; (ii) issue preferred stock;
(iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to Dish, Ltd.'s subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.  LONG TERM DEBT - CONTINUED

junior debt; and (viii) enter into transactions with affiliates. In addition, Dish, Ltd., may pay dividends on its equity securities only if (1) no default is continuing under the Dish Notes Indenture; and (2) after giving effect to such dividend, Dish, Ltd.'s ratio of total indebtedness to cash flow (calculated in accordance with the Dish Notes Indenture) would not exceed 4.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of Dish, Ltd.'s consolidated net income (calculated in accordance with the Dish Notes Indenture) from the date of issuance of the Dish Notes, plus 100% of the aggregate net proceeds to Dish, Ltd. from the issuance and sale of certain equity interests of Dish, Ltd. (including common stock).

ESBC NOTES

    On March 25, 1996, ESBC completed the ESBC Notes Offering consisting of $580.0 million aggregate principal amount at stated maturity of the ESBC Notes. The ESBC Notes Offering resulted in net proceeds to ESBC of approximately
$336.9 million (after payment of underwriting discount and other issuance costs aggregating approximately $13.1 million). The ESBC Notes bear interest at a rate of 13 1/8%, computed on a semi-annual bond equivalent basis. Interest on the ESBC Notes will not be payable in cash prior to March 15, 2000, with the ESBC Notes accreting to a principal amount at stated maturity of $580.0 million by that date. Commencing September 15, 2000, interest on the ESBC Notes will be payable in cash on September 15 and March 15 of each year. The ESBC Notes mature on March 15, 2004.

    The ESBC Notes rank PARI PASSU in right of payment with all senior indebtedness of ESBC. The ESBC Notes are guaranteed on a subordinated basis by ESBC's parent, EchoStar, and are secured by liens on certain assets of ESBC, EchoStar and certain of EchoStar's subsidiaries, including all of the outstanding capital stock of Dish, Ltd., which currently owns substantially all of EchoStar's operating subsidiaries. Although the ESBC Notes are titled "Senior," (i) ESBC has not issued, and does not have any current arrangements to issue, any significant indebtedness to which the ESBC Notes would be senior; and
(ii) the ESBC notes are effectively subordinated to all liabilities of ECC (except liabilities to general creditors) and its other subsidiaries (except liabilities of ESBC), including liabilities to general creditors. As of December 31, 1996, the liabilities of EchoStar and its subsidiaries, exclusive of the ESBC Notes, aggregated approximately $694.0 million. In addition, net cash flows generated by the assets and operations of ESBC's subsidiaries will be available to satisfy the obligations of the ESBC Notes only at any time after payment of all amounts due and payable at such time under the Dish Notes.

    Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the ESBC Notes are not redeemable at ESBC's option prior to March 15, 2000. Thereafter, the ESBC Notes will be subject to redemption, at the option of ESBC, in whole or in part, at redemption prices ranging from 106.5625% during the year commencing March 15, 2000 to 100% on or after March 15, 2003 of principal amount at stated maturity, together with accrued and unpaid interest thereon to the redemption date. The entire principal balance of the ESBC Notes will mature on March 15, 2004.

    The ESBC Notes Indenture contains restrictive covenants that, among other things, impose limitations on ESBC with respect to its ability to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to ESBC's subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, ESBC may pay dividends on its equity securities only if (1) no default is continuing under the ESBC Notes Indenture; and (2) after giving effect to such dividend, ESBC's ratio of total indebtedness to cash flow (calculated in accordance with the ESBC Notes Indenture) would not exceed 5.0 to 1.0 Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of ESBC's consolidated net income (calculated in accordance with the ESBC Notes Indenture) from the date of issuance of the ESBC Notes, plus 100% of the aggregate net cash proceeds received by ESBC and its subsidiaries from the issue or sale of certain equity interests of EchoStar (including common stock).

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.  LONG TERM DEBT - CONTINUED

    In the event of a change of control, as described in the ESBC Notes Indenture, ESBC will be required to make an offer to each holder of ESBC Notes to repurchase all of such holder's ESBC Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to March 15, 2000, or 101% of the aggregate principal amount at stated maturity thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after March 15, 2000.

OTHER LONG-TERM DEBT

    In addition to the Dish Notes and ESBC Notes, other long-term debt consists of the following (in thousands, except monthly payment data):

                                                            DECEMBER 31,
                                                         ------------------
                                                           1995      1996
                                                         ------------------
8.25% note payable for deferred satellite contract
  payments for EchoStar I due in equal monthly
  installments of $722,027, including interest,
  through February 2001                                  $32,833   $ 30,463
8.25% note payable for deferred satellite contract
  payments for EchoStar II due in equal monthly
  installments of $561,577, including interest,
  through November 2001                                       --     27,161
8.0% mortgage note payable due in equal monthly
  installments of  $41,635, including interest,
  through May 2008; secured by land and office
  building with a net book value of approximately
  $4.1 million                                             3,909      3,715
10.5% mortgage note payable due in equal monthly
  installments of $9,442, including interest,
  through November 1998; final payment of $854,000
  due November 1998, secured by land and warehouse
  building with a net book value of approximately
  $886,000                                                   910        892
9.9375% mortgage note payable due in equal quarterly
  principal installments of $10,625 plus interest
  through April 2009, secured by land and office
  building with a net book value of approximately
  $802,000                                                   574        531
                                                         ------------------
Total long-term debt, excluding the Dish Notes and
  ESBC Notes                                              38,226     62,762
Less current portion                                      (4,782)   (11,334)
                                                         ------------------
Long-term debt, excluding current portion                $33,444   $ 51,428
                                                         ------------------
                                                         ------------------

    Future maturities of amounts outstanding under the Company's long-term debt facilities as of December 31, 1996 are summarized as follows (in thousands):

                                            DEFERRED
                                            SATELLITE   MORTGAGE
                        DISH       ESBC     CONTRACT      NOTES
                        NOTES     NOTES     PAYMENTS     PAYABLE    TOTAL
                     -------------------------------------------------------
YEAR ENDING
DECEMBER 31,
1997                 $      --  $      --    $11,061      $  273  $   11,334
1998                        --         --     12,009       1,141      13,150
1999                        --         --     13,038         289      13,327
2000                        --         --     14,156         309      14,465
2001                        --         --      7,360         331       7,691
Thereafter             624,000    580,000         --       2,795   1,206,795
Unamortized discount  (186,873)  (193,835)        --          --    (380,708)
                     -------------------------------------------------------
Total                $ 437,127  $ 386,165    $57,624      $5,138  $  886,054
                     -------------------------------------------------------
                     -------------------------------------------------------

    The following table summarizes the book and fair values of the Company's debt facilities at December 31, 1996 (dollars in thousands). Fair values for the Company's Dish Notes and ESBC Notes are based on quoted market prices. The fair value of the Company's Deferred Satellite Contract Payments and mortgage notes payable are estimated

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.  LONG TERM DEBT - CONTINUED

using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                                                   BOOK VALUE   FAIR VALUE
                                                   -----------------------
    Dish Notes                                       $437,127   $  526,282
    ESBC Notes                                        386,165      435,986
    Deferred satellite contract payments               57,624       56,471
    Mortgage notes payable                              5,138        5,138
                                                   -----------------------
                                                     $886,054   $1,023,877
                                                   -----------------------
                                                   -----------------------

DEFERRED SATELLITE CONTRACT PAYMENTS

    The majority of the purchase price for the satellites is required to be paid in progress payments, with the remainder payable in the form of non-contingent payments which are deferred until after the respective satellites are in orbit (the "Deferred Payments"). Interest rates on the Deferred Payments range between 7.75% and 8.25% (to be determined 90 days prior to the launch of the each satellite) and payments are made over a period of five years after the delivery and launch of each such satellite. EchoStar utilized $36.0 million and $28.0 million of contractor financing for EchoStar I and EchoStar II, respectively. The deferred payments with respect to EchoStar I and EchoStar II are secured by substantially all assets of Dish, Ltd. and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. Contractor financing of $15.0 million also will be used for each of EchoStar III and EchoStar IV. EchoStar will issue a corporate guarantee with respect to the contractor financing for EchoStar III and EchoStar IV.

BANK CREDIT FACILITY

    From May 1994 to May 1996, certain of EchoStar's subsidiaries maintained a revolving credit facility (the "Credit Facility") with a bank for the purposes of funding working capital advances and meeting letter of credit requirements associated with certain inventory purchases and satellite construction payments. The Credit Facility expired in May 1996. EchoStar currently does not intend to arrange a replacement credit facility.

7.  INCOME TAXES

    The components of the (provision for) benefit from income taxes are as follows (in thousands):
                                               YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                         1994          1995           1996
                                       ------------------------------------
    Current (provision) benefit:
      Federal                          $(5,951)       $1,350         $4,586
      State                               (853)          (67)           (49)
      Foreign                             (925)         (301)          (209)
                                       ------------------------------------
                                        (7,729)          982          4,328
                                       ------------------------------------
    Deferred benefit:
      Federal                            6,342         4,383         47,902
      State                                988           380          2,463
                                       ------------------------------------
                                         7,330         4,763         50,365
                                       ------------------------------------
        Total benefit (provision)      $  (399)       $5,745        $54,693
                                       ------------------------------------
                                       ------------------------------------

    As of December 31, 1996, the Company had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $77.6 million. The NOLs expire beginning in year 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset and that deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. To the extent that management assesses the realization of deferred tax assets to be less than "more likely than not," a valuation reserve is established.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.  INCOME TAXES - CONTINUED

    The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows (in thousands):

                                                          DECEMBER 31,
                                                       ------------------
                                                         1995      1996
                                                       ------------------
     Current deferred tax assets:
       Accrued royalties                               $    --   $  3,029
       Inventory reserves and cost methods                 834      1,811
       Accrued expenses and other                          257      1,582
       Allowance for doubtful accounts                     456        674
       Reserve for warranty costs                          385        284
                                                       ------------------
     Total current deferred tax assets                   1,932      7,380

     Current deferred tax liabilities:
       Unrealized holding gain on marketable
        investment securities                             (153)        (6)
       Subscriber acquisition costs                         --    (19,937)
                                                       ------------------
     Total current deferred tax liabilities               (153)   (19,943)
                                                       ------------------
           Net current deferred tax assets
            (liabilities)                                1,779    (12,563)

     Noncurrent deferred tax assets:
       Net operating loss carry forwards                    --     77,577
       Amortization of original issue discount on
        Dish and ESBC Notes                             15,439     34,914
       Other                                                 7      3,458
                                                       ------------------
     Total noncurrent deferred tax assets               15,446    115,949
     Noncurrent deferred tax liabilities:
       Capitalized costs deducted for tax               (2,351)   (17,683)
       Depreciation                                       (986)   (18,927)
                                                       ------------------
     Total noncurrent deferred tax liabilities          (3,337)   (36,610)
                                                       ------------------
       Noncurrent net deferred tax assets               12,109     79,339
                                                       ------------------
       Net deferred tax assets                         $13,888   $ 66,776
                                                       ------------------
                                                       ------------------

    No valuation reserve has been provided for the above deferred tax assets because the Company currently believes it is more likely than not that these assets will be realized. If future operating results differ materially and adversely from the Company's current expectations, its judgment regarding the need for a valuation allowance may change.

    The actual tax provisions for 1994, 1995 and 1996 are reconciled to the amounts computed by applying the statutory federal tax rate to income before taxes as follows (dollars in thousands).

                                        1994                1995                1996
                                 -----------------   -----------------   -----------------
                                 AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                                 -----------------   -----------------   -----------------
Statutory rate                   $(166)    (34.0)%   $6,031     35.0%    $54,488    35.0%
State income taxes, net
 of federal benefit                (88)    (18.0)       203      1.2       2,864     1.8
Tax exempt interest income          60      12.3         10      0.1          --      --
Research and development
 credits                           156      31.9         31      0.2          --      --
Non-deductible interest expense   (258)    (52.7)      (293)    (1.7)     (2,099)   (1.3)
Other                             (103)    (21.1)      (237)    (1.5)       (560)   (0.4)
                                 -----------------   -----------------   -----------------
Total (provision for) benefit
 from income taxes               $(399)    (81.6)%   $5,745     33.3%    $54,693    35.1%
                                 -----------------   -----------------   -----------------
                                 -----------------   -----------------   -----------------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.  EMPLOYEE BENEFIT PLAN

    The Company sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Company, subject to a maximum annual contribution by the Company of $1,000 per employee. The Company may also make an annual discretionary contribution to the plan with approval by the Company's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. The Company's total cash contributions to the 401(k) Plan totaled $170,000, $177,000 and $226,000 during 1994, 1995 and 1996, respectively. Additionally, the Company contributed 55,000 shares of its Class A Common Stock in each of 1995 and 1996 (fair value of approximately $1.1 million and $935,000, respectively) to the 401(k) Plan as discretionary contributions.

9.  STOCKHOLDERS' EQUITY

COMMON STOCK

    The Class A, Class B and Class C Common Stock are equivalent in all respects except voting rights. Holders of Class A and Class C Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Each share of Class B and Class C Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock. Upon a change in control of ECC, each holder of outstanding shares of Class C Common Stock is entitled to ten votes for each share of Class C Common Stock held. ECC's principal stockholder owns all outstanding Class B Common Stock and all other stockholders own Class A Common Stock.

8% SERIES A CUMULATIVE PREFERRED STOCK

    On May 6, 1994, the Company exchanged 1,616,681 shares of its 8% Series A Cumulative Preferred Stock with its principal stockholder in consideration for the cancellation of a note, plus accrued and unpaid interest thereon. Approximately 5%, or 80,834 shares, of the 8% Series A Cumulative Preferred Stock were subsequently transferred to another stockholder and officer of the Company.

    Each share of the 8% Series A Cumulative Preferred Stock is convertible, at the option of the holder, into one share of Class A Common Stock, subject to adjustment from time to time upon the occurrence of certain events, including, among other things (i) dividends or distributions on Class A Common Stock payable in Class A Common Stock or certain other capital stock; (ii) subdivisions, combinations or certain reclassifications of Class A Common Stock; and (iii) issuance of Class A Common Stock or rights, warrants or options to purchase Class A Common Stock at a price per share less than the liquidation preference per share. In the event of the liquidation, dissolution or winding up of EchoStar, the holders of 8% Series A Cumulative Preferred Stock would be entitled to receive an amount equal to approximately $11.38 per share as of December 31, 1996.

    The aggregate liquidation preference for all outstanding shares of 8%
Series A Cumulative Preferred Stock is limited to the principal amount represented by the note, plus accrued and unpaid dividends thereon. Each share of 8% Series A Cumulative Preferred Stock is entitled to receive dividends equal to eight percent per annum of the initial liquidation preference for such share. Each share of 8% Series A Cumulative Preferred Stock automatically converts into shares of Class A Common Stock in the event they are transferred to any person other than certain permitted transferees and is entitled to the equivalent of ten votes for each share of Class A Common Stock into which it is convertible. Except as otherwise required by law, holders of 8% Series A Cumulative Preferred Stock vote together with the holders of Class A and Class B Common Stock as a single class.

    All accrued dividends payable to Mr. Ergen on his Dish, Ltd. 8% Series A Cumulative Preferred Stock through the date of the Exchange ($1.4 million), and all accrued dividends payable to the remaining holder of Dish, Ltd. 8% Series A Cumulative Preferred Stock through the date of the Merger ($107,000), will remain obligations of Dish, Ltd. (Note 1); however, no additional dividends will accrue with respect to the Dish, Ltd. 8% Series A Cumulative Preferred Stock. The Dish Notes Indenture places significant restrictions on the payment of those dividends. Through December 31, 1996, additional accrued dividends payable to Mr. Ergen by ECC on the ECC 8% Series A Cumulative Preferred Stock totaled $1.7 million.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.  STOCKHOLDERS' EQUITY - CONTINUED

    Cumulative but unpaid dividends totaled approximately $2.1 million and $3.3 million at December 31, 1995 and 1996, respectively, including amounts which remain the obligation of Dish, Ltd.

WARRANTS

    In conjunction with the Dish Notes Offering, described in Note 6, the Company issued 3,744,000 Warrants for the purchase of Dish, Ltd. Class A Common Stock. Effective with the Merger (see Note 1), the Warrants became exercisable for 2,808,000 shares of ECC's Class A Common Stock. The Warrants were valued at $26.1 million.

    Each Warrant entitles the registered holder thereof, at such holder's option, to purchase one share of ECC Class A Common Stock at a purchase price of $0.01 per share (the "Exercise Price"). The Exercise Price with respect to all of the Warrants was paid in advance and, therefore, no additional amounts are receivable by the Company upon exercise of the Warrants. As of December 31, 1996, Warrants to purchase approximately 2,000 shares of the Company's Class A Common Stock (as adjusted for the Exchange Ratio) remain outstanding.

10. STOCK COMPENSATION PLANS

    The Company has two stock-based compensation plans, which are described below. The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employees stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("SFAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected to not adopt SFAS No. 123 for expense recognition purposes.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rate of 6.12% and 6.80% for 1995 and 1996, respectively; dividend yields of 0.0% during each period; volatility factors of the expected market price of the Company's common stock of 62%, and a weighted-average expected life of the options of six years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The Company's pro forma net loss attributable to common shares and pro forma loss per common and common equivalent share were as follows:


                                                      DECEMBER 31,
                                                 ----------------------
                                                   1995          1996
                                                 ----------------------
     Net loss attributable to common shares      $(13,079)    $(103,120)
                                                 ----------------------
                                                 ----------------------
     Loss per share common and common
       equivalent share                          $  (0.37)    $   (2.54)
                                                 ----------------------
                                                 ----------------------

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based compensation awards.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. STOCK COMPENSATION PLANS - CONTINUED

    In April 1994, the Company adopted a stock incentive plan (the "Stock Incentive Plan") to provide incentive to attract and retain officers, directors and key employees. ECC assumed all outstanding options for the purchase of Dish, Ltd. common stock effective with the Exchange and Merger and has reserved up to 10 million shares of its Class A Common Stock for granting awards under the Stock Incentive Plan. Awards available under the Stock Incentive Plan include:
(i) common stock purchase options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards. All options granted through December 31, 1996 have included exercise prices not less than the fair market value of the Shares at the date of grant and vest as determined by the Company's Board of Directors, generally at the rate of 20% per year.

    A summary of the Company's incentive stock option activity for the years ended December 31, 1995 and 1996 is as follows:

                                         1995                         1996
                              --------------------------------------------------------
                                         WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                               OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                              --------------------------------------------------------
Options outstanding at
  beginning of year             744,872       $ 9.33       1,117,133       $12.23
Granted                         419,772        17.13         138,790        27.02
Exercised                        (4,284)        9.33        (103,766)       10.24
Forfeited                       (43,227)       10.55        (126,884)       13.27
                              --------------------------------------------------------
Options outstanding at
  end of year                 1,117,133       $12.23       1,025,273        14.27
                              --------------------------------------------------------
                              --------------------------------------------------------
Exercisable at end of year      142,474       $ 9.33         258,368       $11.31
                              --------------------------------------------------------
                              --------------------------------------------------------
Weighted-average fair
  value of options granted                    $ 9.86                       $16.96

    Exercise prices for options outstanding as December 31, 1996 are as follows:


                              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                    ---------------------------------------------------------------------------
                       NUMBER       WEIGHTED                        NUMBER
                     OUTSTANDING     AVERAGE                      EXERCISABLE
                       AS OF        REMAINING       WEIGHTED         AS OF          WEIGHTED
   RANGE OF          DECEMBER 31,  CONTRACTUAL      AVERAGE       DECEMBER 31,      AVERAGE
EXERCISE PRICES        1996           LIFE       EXERCISE PRICE      1996        EXERCISE PRICE
-----------------------------------------------------------------------------------------------
$ 9.333 - $11.870     607,462         5.50           $ 9.48         203,757          $ 9.41
 17.000 -  20.250     279,021         6.71            18.48          54,611           18.51
 26.690 -  29.360     138,790         7.58            27.02              --              --
-----------------------------------------------------------------------------------------------
$ 9.333 - $29.360   1,025,273         6.11           $14.27         258,368          $11.31
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

    In March 1994, the Company entered into an employment agreement with one of its executive officers. The officer was granted an option, containing certain conditions to vesting, to purchase 322,208 shares of Class A Common Stock of the Company for $1.0 million at any time prior to December 31, 1999, subject to certain limitations. One-half of this option became exercisable on December 31, 1994 and the remainder became exercisable on December 31, 1995. The option was not granted pursuant to the Stock Incentive Plan. During 1996, this option was fully exercised.

    Effective March 1995, the Company granted an additional option to a key employee to purchase 33,000 shares of Class A Common Stock, which vests 50% in March 1996 and 50% in March 1997. The exercise price for each share of Class A Common Stock is $11.87 per share. The option was not granted pursuant to the Stock Incentive Plan. In December 1996, the vested portion of this option was exercised and the unvested portion of the option was canceled.

11. OTHER COMMITMENTS AND CONTINGENCIES

SATELLITE CONTRACTS

    EchoStar has contracted with Martin for the construction and delivery of high powered DBS satellites and for related services. Martin constructed both EchoStar I and EchoStar II and is in the construction phase on EchoStar III

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. OTHER COMMITMENTS AND CONTINGENCIES - CONTINUED

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

    EchoStar has contracted with Lockheed-Khrunichev-Energia-International,
Inc. ("LKE") for the launch of EchoStar IV in the first quarter of 1998 from the Baikonur Cosmodrome in the Republic of Kazakhstan, a territory of the former Soviet Union, utilizing a Proton launch vehicle (the "LKE Contract"). Either party may request a delay in the launch period, subject to the payment of penalties based on the length of the delay and the proximity of the request to the launch date. EchoStar has paid LKE $20.0 million pursuant to the LKE Contract. Additional payments to LKE are required in 1997.

    In addition to the commitments described above, in 1997 EchoStar expects to expend: (i) approximately $16.7 million for contractor financing on EchoStar I, EchoStar II, and EchoStar III; (ii) approximately $118.7 million in connection with the launch and insurance of EchoStar III and EchoStar IV; and (iii) approximately $50.0 million for construction of EchoStar III and EchoStar IV. Funds for these expenditures are expected to come from the ESBC Notes Escrow Account and available cash and marketable investment securities. Beyond 1997, EchoStar will expend approximately $88.6 million to repay contractor financing debt related to EchoStar I, EchoStar II, EchoStar III, and EchoStar IV. Additionally, EchoStar has committed to expend approximately an additional $69.7 million to construct and launch EchoStar IV in 1998. In order to continue to build, launch and support EchoStar III and EchoStar IV beyond the first quarter of 1997, EchoStar will need additional capital. Even if EchoStar terminates the construction contracts with Lockheed Martin for the construction of EchoStar III and EchoStar IV, EchoStar will still need additional capital as a result of termination penalties contained in the contracts. There can be no assurances that additional capital will be available, or, if available, that it will be available on terms acceptable to EchoStar.

    The Company has filed applications with the Federal Communications Commission ("FCC") for authorization to construct, launch and operate a domestic fixed satellite service system ("FSS System") and a two satellite Ka-band satellite system. No assurances can be given that the Company's applications will be approved by the FCC or that, if approved, the Company will successfully develop the FSS System or the Ka-band satellite system. The Company believes that establishment of the FSS System or the Ka-band satellite system would enhance its competitive position in the DTH industry. In the event the Company's FSS or Ka-band satellite system applications are approved by the FCC, additional debt or equity financing would be required. Financing alternatives related to the FSS and Ka-band satellite systems are currently being pursued by the Company. No assurances can be given that financing will be available, or that it will be available on terms acceptable to the Company.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. OTHER COMMITMENTS AND CONTINGENCIES - CONTINUED

LEASES

    Future minimum lease payments under noncancelable operating leases as of December 31, 1996, are as follows (in thousands):

    Year ending December 31,
         1997                                            $  869
         1998                                               492
         1999                                               180
         2000                                                21
         2001                                                 2
         Thereafter                                          --
                                                         ------
         Total minimum lease payments                    $1,564
                                                         ------
                                                         ------

    Rental expense for operating leases aggregated $1.4 million, $1.2 million, and $950,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

PURCHASE COMMITMENTS

    The Company has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured based on Dish, Ltd. supplied specifications and necessary to receive DBS programming offered by the Company. As of December 31, 1996, the remaining commitments total approximately $82.9 million and the total of all outstanding purchase order commitments with domestic and foreign suppliers was $85.9 million. All of the purchases related to these commitments are expected to be made during 1997. The Company expects to finance these purchases from available cash and cash flows generated from sales of DISH NetworkSM programming and related DBS inventory.

OTHER RISKS AND CONTINGENCIES

    The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

12. SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

    The Dish Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, Ltd., (collectively, the "Dish Notes Guarantors") except certain de minimis domestic and foreign subsidiaries.

    The ESBC Notes are initially guaranteed by ECC on a subordinated basis. On and after the Dish Guarantee Date (as defined in the ESBC Notes Indenture), the ESBC Notes will be guaranteed by Dish, Ltd., which guarantee will rank PARI PASSU with all senior unsecured indebtedness of Dish, Ltd. From January 7, 1997, the date upon which the DBSC Merger was consummated, the ESBC Notes are guaranteed by New DBSC, which guarantee will rank PARI PASSU with all senior unsecured indebtedness of New DBSC.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS - CONTINUED

    The consolidated net assets of Dish, Ltd., including the non-guarantors, exceeded the consolidated net assets of the Dish Notes Guarantors by approximately $277,000 and $166,000 as of December 31, 1995 and 1996, respectively. Summarized consolidated financial information for Dish, Ltd. and the subsidiary guarantors is as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1994       1995       1996
                                               --------   --------   ---------
    STATEMENTS OF OPERATIONS DATA:
      Revenue                                  $187,044   $163,228   $ 209,731
      Expenses                                  174,164    171,646     318,437
                                               --------   --------   ---------
      Operating income (loss)                    12,880     (8,418)   (108,706)
      Other income (expense)                    (12,707)    (9,911)    (32,349)
                                               --------   --------   ---------
      Net income (loss) before income taxes         173    (18,329)   (141,055)
      (Provision for) benefit from income
      taxes                                        (433)     6,182      51,890
                                               --------   --------   ---------
        Net income (loss)                      $   (260)  $(12,147)  $ (89,165)
                                               --------   --------   ---------
                                               --------   --------   ---------

                                                              DECEMBER 31,
                                                          -------------------
                                                            1995       1996
                                                          --------   --------
    BALANCE SHEET DATA:
      Current assets                                      $ 81,959   $198,981
      Property and equipment, net                          333,160    499,989
      Other noncurrent assets                              143,866    131,995
                                                          --------   --------
      Total assets                                        $558,985   $830,965
                                                          --------   --------
                                                          --------   --------

      Current liabilities                                 $ 50,710   $197,081
      Long-term liabilities                                415,662    630,421
      Stockholder's equity                                  92,613      3,463
                                                          --------   --------
      Total liabilities and stockholder's equity          $558,985   $830,965
                                                          --------   --------
                                                          --------   --------

    Upon consummation of the merger with DirectSat, DirectSat became, by virtue of the merger, a guarantor of the Dish Notes on a full, unconditional and joint and several basis, in addition to the guarantees of the previous subsidiaries.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. OPERATIONS IN GEOGRAPHIC AREAS

    The Company sells its products on a worldwide basis and has established operations in Europe and the Pacific Rim. Information about the Company's operations in different geographic areas as of December 31, 1994, 1995 and 1996 and for the years then ended, is as follows (in thousands):

                                                           OTHER
                               UNITED STATES   EUROPE  INTERNATIONAL    TOTAL
                               -------------   ------- ------------- ----------
1994
----
Total revenue                     $ 137,233    $24,072    $29,678    $  190,983
                                  ---------    -------    -------    ----------
                                  ---------    -------    -------    ----------
Export sales                      $   7,188
                                  ---------
                                  ---------
Operating income                  $  10,811    $ 1,244    $ 1,161    $   13,216
                                  ---------    -------    -------
                                  ---------    -------    -------
Other income (expense), net                                          $  (12,727)
                                                                     ----------
Net income before income taxes                                       $      489
                                                                     ----------
                                                                     ----------
Identifiable assets               $  77,172    $ 6,397    $ 2,359    $   85,928
                                  ---------    -------    -------
                                  ---------    -------    -------
Corporate assets                                                     $  386,564
                                                                     ----------
Total assets                                                         $  472,492
                                                                     ----------
                                                                     ----------
1995
----
Total revenue                     $ 110,629    $31,351    $21,910    $  163,890
                                  ---------    -------    -------    ----------
                                  ---------    -------    -------    ----------
Export sales                      $   6,317
                                  ---------
                                  ---------
Operating income (loss)           $  (7,860)   $   146    $  (257)   $   (7,971)
                                  ---------    -------    -------
                                  ---------    -------    -------
Other income (expense), net                                          $   (9,260)
                                                                     ----------
Net income before income taxes                                       $  (17,231)
                                                                     ----------
                                                                     ----------
Identifiable assets               $  63,136    $10,088    $ 3,788    $   77,012
                                  ---------    -------    -------
                                  ---------    -------    -------
Corporate assets                                                     $  546,079
                                                                     ----------
Total assets                                                         $  623,091
                                                                     ----------
                                                                     ----------
1996
----
Total revenue                     $ 173,919    $26,984    $10,508    $  211,411
                                  ---------    -------    -------    ----------
                                  ---------    -------    -------    ----------
Export sales                      $   1,536
                                  ---------
                                  ---------
Operating income (loss)           $(107,175)   $(1,274)   $  (896)   $ (109,345)
                                  ---------    -------    -------
                                  ---------    -------    -------
Other income (expense), net                                          $  (46,334)
                                                                     ----------
Net income before income taxes                                       $ (155,679)
                                                                     ----------
                                                                     ----------
Identifiable assets               $ 836,596    $ 5,795    $ 1,871    $  844,262
                                  ---------    -------    -------
                                  ---------    -------    -------
Corporate assets                                                     $  297,118
                                                                     ----------
Total assets                                                         $1,141,380
                                                                     ----------
                                                                     ----------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. VALUATION AND QUALIFYING ACCOUNTS

    The Company's valuation and qualifying accounts as of December 31, 1994, 1995 and 1996 are as follows (in thousands):

                                         BALANCE AT    CHARGED TO
                                         BEGINNING      COSTS AND                BALANCE AT
                                          OF YEAR       EXPENSES    DEDUCTIONS   END OF YEAR
                                         ---------------------------------------------------
Year ended December 31, 1994:
  Assets:
    Allowance for doubtful accounts       $  346         $    8      $  (168)       $  186
    Loan loss reserve                         50             75          (30)           95
    Reserve for inventory                  1,403            329         (147)        1,585
  Liabilities:
    Reserve for warranty costs             1,350            508         (458)        1,400
    Other reserves                            93             --           --            93
Year ended December 31, 1995:
  Assets:
    Allowance for doubtful accounts       $  186         $1,160      $  (240)       $1,106
    Loan loss reserve                         95             19          (36)           78
    Reserve for inventory                  1,585          1,511         (299)        2,797
  Liabilities:
    Reserve for warranty costs             1,400            562         (949)        1,013
    Other reserves                            93             --           (1)           92
Year ended December 31, 1996:
  Assets:
    Allowance for doubtful accounts       $1,106         $2,340      $(1,952)       $1,494
    Loan loss reserve                         78            660          (94)          644
    Reserve for inventory                  2,797          4,304       (1,438)        5,663
  Liabilities:
    Reserve for warranty costs             1,013           (250)          --           763
    Other reserves                            92            (92)          --            --

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The Company's quarterly results of operations are summarized as follows (in thousands):

                                                THREE MONTHS ENDED
                                -----------------------------------------------
                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                -----------------------------------------------
Year Ended December 31, 1995:
  Total revenue                  $40,413   $ 39,252    $ 43,606      $ 40,619
  Operating income (loss)           (698)       768         341        (8,438)
  Net loss                        (2,240)    (1,787)       (360)       (7,099)
  Loss per common and common
   equivalent share                (0.08)     (0.06)      (0.02)        (0.20)

Year Ended December 31, 1996:
  Total revenue                  $41,467   $ 73,524    $ 42,402      $ 54,018
  Operating loss                  (8,629)   (14,057)    (26,898)      (59,761)
  Net loss                        (7,221)   (22,554)    (26,518)      (44,693)
  Loss per common and common
   equivalent share                (0.19)     (0.57)      (0.66)        (1.10)


    In the fourth quarter of 1995 and each quarter in 1996, the Company incurred operating and net losses principally as a result of expenses incurred related to development of the EchoStar DBS System.

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. PARENT COMPANY ONLY FINANCIAL INFORMATION

    The following financial information reflects the parent company only condensed statements of operations data, condensed balance sheet data, and condensed cash flows data for ECC, reflecting the assumed consummation of the Exchange and Merger retroactive to January 1, 1993. The Exchange and Merger described in Note 1 was accounted for as a reorganization of entities under common control.

                                               YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                           1994       1995           1996
                                         ----------------------------------
   STATEMENTS OF OPERATIONS DATA:        (In thousands, except per share data)
      Equity in earnings (losses) of
       subsidiaries                      $   90     $(12,361)     $(100,853)
      Other income                           --        1,321          1,117
                                         ----------------------------------
      Net income (loss) before
       income taxes                          90      (11,040)       (99,736)
      Provision for income taxes             --         (446)        (1,250)
                                         ----------------------------------
      Net income (loss)                  $   90     $(11,486)     $(100,986)
                                         ----------------------------------
                                         ----------------------------------
   Loss attributable to common shares    $ (849)    $(12,690)     $(102,190)
                                         ----------------------------------
                                         ----------------------------------
   Weighted average common shares
    outstanding                          32,442       35,562         40,548
                                         ----------------------------------
                                         ----------------------------------
   Loss per common and common
    equivalent share                     $(0.03)    $  (0.36)     $   (2.52)
                                         ----------------------------------
                                         ----------------------------------

                                                         DECEMBER 31,
                                                    -----------------------
                                                      1995           1996
                                                    -----------------------
   BALANCE SHEET DATA:                                    (In thousands)
   Current assets:
   Cash and cash equivalents                        $  7,802      $     814
   Marketable investment securities                   15,460             --
   Advances to affiliates, net                        19,545             --
   Other current assets                                  191          1,349
                                                    -----------------------
   Total current assets                               42,998          2,163
   Investments in subsidiaries:
        Restricted (Note 12)                          92,613             --
        Unrestricted                                     280             --
                                                    -----------------------
   Total investments in subsidiaries                  92,893             --
   Other non-current assets                           21,111         70,054
                                                    -----------------------
        Total assets                                $157,002      $  72,217
                                                    -----------------------
                                                    -----------------------
   Current liabilities                              $    316      $   1,304
   Advances from affiliates, net                          --          2,910
   Investments in subsidiaries:
        Restricted (Note 12)                              --          6,731
        Unrestricted                                      --             75
                                                    -----------------------
   Total liabilities and investments in subsidiaries     316         11,020
   Stockholders' equity:
        Preferred Stock, 20,000,000 shares
         authorized, 1,616,681 shares of 8%
         Series A Cumulative Preferred Stock
         issued and outstanding, including accrued
         dividends of $2,143,000 and
         $3,347,000, respectively                     17,195         18,399
        Class A Common Stock, $.01 par value,
         200,000,000 shares authorized,
         10,535,003 and 11,115,582 shares issued
         and outstanding, respectively                   105            111
        Class B Common Stock, $.01 par value,
         100,000,000 shares authorized,
         29,804,401, shares issued and outstanding       298            298
        Class C Common Stock, $.01 par value,
         100,000,000 shares authorized, none
         outstanding                                      --             --
        Common Stock Warrants                            714             16
        Additional paid-in  capital                  151,674        158,113
        Unrealized holding gain (loss) on
         available-for-sale securities, net              239            (11)
        Accumulated deficit                          (13,539)      (115,729)
                                                    -----------------------
        Total stockholders' equity                   156,686         61,197
                                                    -----------------------
        Total liabilities and stockholders'
         equity                                     $157,002      $  72,217
                                                    -----------------------
                                                    -----------------------

             ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. PARENT COMPANY ONLY FINANCIAL INFORMATION - CONTINUED

                                                    YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                1994       1995         1996
 CASH FLOWS DATA:                               ----       ----         ----
    Cash flows from operating activities:
    Net income (loss)                           $ 90     $(11,486)   $(100,986)
    Adjustments:
         Equity in (earnings) losses of
          subsidiaries                           (90)      12,361      100,853
         Provision for deferred taxes             --           --           56
    Changes in:
         Other current assets                     --         (191)       1,158
         Current liabilities                      --          316          988
                                                ------------------------------
    Net cash flows provided by operating
     activities                                   --        1,000        2,069

    Cash flows from investing activities:
    Advances (to) from affiliates                 --      (19,545)      22,167
    (Purchases) sales of marketable
     investment securities, net                   --      (15,475)      15,460
    Increase in noncurrent assets                 --      (21,111)     (48,943)
                                                ------------------------------
    Net cash flows used by investing activities   --      (56,131)     (11,316)

    Cash flows from financing activities:
    Stock options exercised                       --           --        2,259
    Net proceeds from IPO                         --       62,933
                                                ------------------------------
    Net cash flows provided by financing
     activities                                   --       62,933        2,259
                                                ------------------------------
    Net increase in cash and cash equivalents     --        7,802       (6,988)
    Cash and cash equivalents, beginning of
     year                                                      --        7,802
                                                ------------------------------
    Cash and cash equivalents, end of year      $ --     $  7,802    $     814
                                                ------------------------------
                                                ------------------------------

17. SUBSEQUENT EVENTS

    On February 24, 1997, EchoStar announced the formation of a DBS alliance with News. Pursuant to a binding letter agreement, ASkyB will contribute to EchoStar, or to an entity in which EchoStar would have an equity interest, or make available for EchoStar's use, cash, satellites and other DBS assets.
These assets are expected to have a total value of approximately $1.7 billion, including an FCC license purchased during 1996 for approximately $682.5 million. In return, ASkyB will acquire an approximate 50% equity interest in EchoStar. As a result of its contributions to ASkyB, MCI will have an approximate 19.9% interest in ASkyB.  Four DBS satellites are currently
under construction for use by ASkyB.   ASkyB also is constructing a digital
broadcast center in Gilbert, Arizona, which, upon completion, will provide EchoStar with fully redundant digital broadcast center operations.

   Prior to the closing of the ASkyB Transaction and pursuant to the terms of the binding letter agreement, News has agreed to provide EchoStar with interim financing, as needed, in an aggregate amount of up to $200.0 million. This interim financing will be in the form of either purchases by News of EchoStar Class A Common Stock or non-interest bearing advances to EchoStar, dependent upon when necessary regulatory approvals are obtained. Any interim financing amounts received by EchoStar will be used for purposes of funding its near-term working capital, capital expenditure and debt service requirements. To the extent that News advances funds to EchoStar or purchases shares as described above, the amount paid by News shall be credited against News' total cash consideration and the number of shares purchased shall be credited against the number of shares of EchoStar's Class A Common Stock to be received by News at the closing.

    While definitive agreements are expected to be executed in the near future, in the absence of definitive agreements, the letter agreement will continue as a binding commitment between the parties. Consummation of the ASkyB Transaction is subject only to certain regulatory and other approvals and consents. While EchoStar and News intend to consummate the ASkyB Transaction, there can be no assurance that necessary regulatory or other approvals or consents will be obtained or that the transaction will be consummated.