Form 10-K405/A
period 1996-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 1997-04-07
CIK 1001082

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________.

                        Commission file number: 0-26176

                      ECHOSTAR COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)


               NEVADA                                    88-0336997
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


           90 INVERNESS CIRCLE EAST
              ENGLEWOOD, COLORADO                             80112
   (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (303) 799-8222

      Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:   Class A Common
Stock, $0.01 par value

                             --------------------------

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

                             --------------------------

                        DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held June 9, 1997 are incorporated by reference in Part III herein.

                             --------------------------

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 TABLE OF CONTENTS

     PURSUANT TO RULE 12B-32 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INFORMATION NOT CONTAINED HEREIN IS INCORPORATED BY REFERENCE TO THE
COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31,
1996 FILED ON MARCH 31, 1997.

                                     PART I

Item 1.  Business.........................................................   *
Item 2.  Properties.......................................................   *
Item 3.  Legal Proceedings................................................   *
Item 4.  Submission of Matters to a Vote of Security Holders..............   *

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters............................................   *
Item 6.  Selected Financial Data..........................................   *
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   *
Item 8.  Financial Statements and Supplementary Data......................   *
Item 9.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................   *

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...............   *
Item 11. Executive Compensation...........................................   *
Item 12. Security Ownership of Certain Beneficial Owners and Management...   *
Item 13. Certain Relationships and Related Transactions...................   *

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.. E-1

(a) (1)  Financial Statements.............................................   *

(a) (2)  Financial Statement Schedules....................................   *

(a) (3)  Exhibits.

         See the Index to Exhibits on page E-1 for a listing of the exhibits that are filed as part of this amendment to the Annual Report.

(b)      Reports on Form 8-K..............................................   *

-------------------
* Not amended.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (3)  INDEX TO EXHIBITS

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

10.1(c) Second Amendment to the Satellite Construction Contract, dated as of October 30, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

10.1(d) Third Amendment to the Satellite Construction Contract, dated as of April 1, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(d)to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

10.1(e) Fourth Amendment to the Satellite Construction Contract, dated as of August 19, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(e)to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

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

-------------------
*Constitutes a management contract or compensatory plan or arrangement.

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

10.18 Right and License Agreement by and among Houston Tracker Systems, Inc. and Asia Broadcasting and Communications Network, Ltd., dated December 19, 1996. CE (1)

10.19 Agreement between Houston Tracker Systems, Inc. and EchoStar Satellite Corporation and ExpressVu Inc., dated January 8, 1997, as amended. CE (1)

21       Subsidiaries of EchoStar Communications Corporation.**

23       Consent of Independent Public Accountants.

24 Powers of Attorney authorizing signature of Charles W. Ergen, R. Scott Zimmer, James DeFranco, Alan M. Angelich and Raymond L. Friedlob.

27       Financial Data Schedule.**

-------------------
**   Previously filed.

(1) Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A confirming electronic copy is being filed herewith.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ECHOSTAR COMMUNICATIONS CORPORATION


                                       By:  /s/  STEVEN B. SCHAVER
                                          -----------------------------------
                                          Steven B. Schaver
                                          Chief Operating Officer and
                                          Chief Financial Officer

Date:  April 7, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

SIGNATURE                      TITLE                              DATE
---------                      -----                              ----

  *                            Chief Executive Officer and        April 7, 1997
---------------------------    Director (PRINCIPAL EXECUTIVE
Charles W. Ergen               OFFICER)


/s/  STEVEN B. SCHAVER         Chief Operating Officer and        April 7, 1997
---------------------------    Chief Financial Officer
Steven B. Schaver              (PRINCIPAL FINANCIAL OFFICER)


/s/  JOHN R. HAGER             Controller                         April 7, 1997
---------------------------    (PRINCIPAL ACCOUNTING OFFICER)
John R. Hager


  *                            Director                           April 7, 1997
---------------------------
James DeFranco


  *                            Director                           April 7, 1997
---------------------------
R. Scott Zimmer


  *                            Director                           April 7, 1997
---------------------------
Alan M. Angelich


  *                            Director                           April 7, 1997
---------------------------
Raymond L. Friedlob


*By:  /s/  STEVEN B. SCHAVER
    ---------------------------
        Steven B. Schaver
        Attorney-in-Fact