Form 10-K/A
period 1996-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 1997-04-30
CIK 1001082

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A2

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
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

       90 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                       80112
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (303) 799-8222

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:   Class A Common
Stock, $0.01 par value
                                  ----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     As of March 17, 1997, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $147.0 million based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

     As of March 17, 1997, the Registrant's outstanding voting stock consisted of 11,768,276 shares of Class A Common Stock, 29,804,401 shares of Class B Common Stock, and 1,616,681 shares of 8% Series A Cumulative Preferred Stock, each $0.01 par value.
                                  ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     None.
                                  ----------

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

     Pursuant to Rule 12b-32 of the Securities Exchange Act of 1934, as amended, information not contained herein is incorporated by reference to the Company's Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 1996 filed on March 31, 1997.

                                     PART I

  Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  *
  Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .  *
  Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .  *
  Item 4.  Submission of Matters to a Vote of Security Holders. .  *

                                    PART II

  Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . .  *
  Item 6.  Selected Financial Data  . . . . . . . . . . . . . . .  *
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .  *
  Item 8.  Financial Statements and Supplementary Data  . . . . .  *
  Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . .  *

                                    PART III

  Item 10. Directors and Executive Officers of the Registrant . .  1
  Item 11. Executive Compensation . . . . . . . . . . . . . . . .  3
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management  . . . . . . . . . . . . . . . . . . . . .  9
  Item 13. Certain Relationships and Related Transactions . . . . 10

                                    PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . .E-1

  (a) (1)  Financial Statements . . . . . . . . . . . . . . . . .  *

  (a) (2)  Financial Statement Schedules  . . . . . . . . . . . .  *

  (a) (3)  Exhibits.

          See the Index to Exhibits on page E-1 for a listing of the exhibits that are filed as part of this amendment to the Annual Report.

  (b)     Reports on Form 8-K . . . . . . . . . . . . . . . . . .  *


  --------------------
  * Not amended.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth, as of April 30, 1997, the name, age and offices with EchoStar of each director and executive officer of EchoStar, the period during which each director has served as such, and each director's and executive officer's business experience during the past five years.

Name                 Age  Position with the Corporation
-------------------  ---  ------------------------------------------------------
Charles W. Ergen     44   Chairman of the Board of Directors and Chief Executive
                           Officer
James DeFranco       44   Director and Executive Vice President
R. Scott Zimmer      40   Vice Chairman, Director and Vice President
Alan M. Angelich     53   Director
Raymond L. Friedlob  52   Director
Steven B. Schaver    43   Chief Operating and Financial Officer
David K. Moskowitz   39   Senior Vice President, General Counsel and Secretary

   The following sets forth the business experience of each of the directors over the last five years:

   CHARLES W. ERGEN. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of the Corporation since its formation and, during the past five years, has held various positions with the Corporation's subsidiaries including President of EchoStar Communications Corporation ("EchoStar"), President and Chief Executive Officer of Echosphere Corporation ("Echosphere"), Echonet Business Network, Inc. ("EBN") and EchoStar Satellite Corporation ("ESC"), and Director of Echosphere, Houston Tracker Systems, Inc. ("HTS"), EchoStar International Corporation ("EIC"), ESC and EBN. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of Echosphere in 1980. Commencing in March 1995, Mr. Ergen also became a Director of SSE Telecom, Inc. ("SSET"), a public company principally engaged in the manufacture and sale of satellite telecommunications equipment.

   JAMES DEFRANCO. Mr. DeFranco is an Executive Vice President of EchoStar and has been a Vice President and a Director of EchoStar since its formation and, during the past five years, has held various positions with the Corporation's subsidiaries, including President of HTS, Echo Acceptance Corporation ("EAC") and HT Ventures, Inc. ("HTV"), Executive Vice President of ESC, Senior Vice President of Echosphere and EBN, and Director of Satellite Source Inc., Echosphere, HTS, EAC, EBN and HTV. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen's spouse, was a co-founder of Echosphere in 1980.

   R. SCOTT ZIMMER. Mr. Zimmer has been a Vice Chairman of EchoStar since November 1996 and has been a Vice President and a Director of EchoStar since its formation. For more than the past five years, Mr. Zimmer has managed the international operations of EchoStar and its subsidiaries.

   ALAN M. ANGELICH. Mr. Angelich has been a Director of EchoStar and a member of its Audit and Executive Compensation Committees since October 1995. Mr. Angelich is presently a principal of Janco Partners, Inc., an investment banking firm specializing in the telecommunications industry. From May 1982 to October 1993, Mr. Angelich served in various executive capacities with Jones Intercable, Inc., including Vice Chairman of its Board of Directors from December 1988 to October 1993. From August 1990 to October 1993, Mr. Angelich was also the Chief Executive Officer of Jones Capital Markets, Inc.

   RAYMOND L. FRIEDLOB. Mr. Friedlob has been a Director of EchoStar and a member of its Audit and Executive Compensation Committees since October 1995. Mr. Friedlob is presently a member of the law firm of Friedlob Sanderson Raskin Paulson & Tourttillott, LLC. Prior to 1995, Mr. Friedlob was a partner of Raskin & Friedlob, P.C. where he had practiced since 1970. Mr. Friedlob specializes in federal securities law, corporate law, leveraged acquisitions, mergers and taxation.

   STEVEN B. SCHAVER. Mr. Schaver was named the Chief Financial Officer of EchoStar in February 1996 and Chief Operating Officer in November 1996. From November 1993 to February 1996, Mr. Schaver was the Vice President of EchoStar's European and African operations. From July 1992 to November 1993, Mr. Schaver was the

Director of Sales and Marketing for EchoStar's largest Spanish customer, Internacional de Telecomunicaciones, S.A. in Madrid, Spain. Prior to July 1992 and since joining EchoStar in 1984, Mr. Schaver has held various positions with subsidiaries of EchoStar, including Vice President of European operations. Prior to joining EchoStar, Mr. Schaver was a banking officer with Continental Illinois National Bank.

   DAVID K. MOSKOWITZ. Mr. Moskowitz is the Senior Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. Mr. Moskowitz is responsible for all legal affairs of EchoStar and its subsidiaries.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Executive Officers, Directors and persons who own more than ten percent of a registered class of the Corporation's equity securities (collectively, "Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Class A Shares and other equity securities of the Corporation. Reporting Persons are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms that are filed with the SEC. Based solely on a review of the copies of such forms furnished to the Corporation and written representations that no other reports were required, with the exception of Mr. Angelich, all Reporting Persons made all required filings. Mr. Angelich filed two Late Form 4 reports with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers are compensated by certain subsidiaries of the Corporation. The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 1996, 1995 and 1994 for the Named Executive Officers.

                          SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                                                       ------
                                                                     SECURITIES
                                                                     UNDERLYING
                                                      OTHER ANNUAL     OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY   BONUS  COMPENSATION (1)    (#)     COMPENSATION (2)
-------------------------------------------------------------------------------------------------
Charles W. Ergen              1996  $190,000  $ --      $  --         17,030       $140,680
CHAIRMAN AND CHIEF EXECUTIVE  1995   190,000    --         --         14,705         15,158
 OFFICER                      1994   177,578    --         --         53,568            888

Carl E. Vogel (3)             1996  $166,923  $ --      $  --           --         $ 12,798
 PRESIDENT                    1995   150,000    --         --         21,641         11,346
                              1994   107,308    --         --        375,776            500

R. Scott Zimmer               1996  $160,000  $ --      $36,265         --         $ 22,461
VICE CHAIRMAN AND VICE        1995   160,000    --       88,229       14,705         32,390
 PRESIDENT                    1994   148,006    --       74,396       42,855         18,990

James De Franco               1996  $160,000  $ --      $  --           --         $ 48,990
EXECUTIVE VICE PRESIDENT AND  1995   156,923    --         --         11,764         15,158
 DIRECTOR                     1994   154,461    --         --         42,855          1,000

Steven B. Schaver             1996  $142,498  $11,787   $14,340         --         $ 12,516
CHIEF OPERATING OFFICER       1995   116,755   21,012     4,777       23,240         10,597
AND CHIEF FINANCIAL OFFICER   1994    85,602    --         --         10,713           --

---------------
(1) With respect to Mr. Zimmer and Mr. Schaver, "Other Annual Compensation" includes housing and car allowances related to their overseas assignments. While each Named Executive Officer enjoys certain other perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of each Officer's salary and bonus.

(2) "All Other Compensation" includes amounts contributed to the Corporation's 401(k) plan and health insurance premiums paid on behalf of the Named Executive Officers. With respect to Mr. Ergen, Mr. DeFranco and Mr. Zimmer, "All Other Compensation" also includes payments made in connection with a tax indemnification agreement between the Corporation and such individuals. With respect to Mr. Zimmer, "All Other Compensation" also includes home leave and education allowances related to his overseas assignment.

(3) Mr. Vogel tendered his resignation in March 1997.

     The following table provides information concerning grants of options to purchase Class A Shares of the Corporation made in 1996 to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                  NUMBER OF      PERCENT OF
                  SECURITIES   TOTAL OPTIONS    EXERCISE
                  UNDERLYING     GRANTED TO    PRICE PER
                   OPTIONS      EMPLOYEES IN     SHARE                       GRANT DATE
NAME              GRANTED (#)       1996         ($/SH)   EXPIRATION DATE   PRESENT VALUE
----------------------------------------------------------------------------------------
Charles W. Ergen  17,030 (1)        12.3%        $29.36   August 1, 2006     $280,804 (2)

(1) In August 1996, the Corporation granted options to Mr. Ergen and other executive officers and key employees to purchase Class A Shares. The options vest 20% on August 1, 1997, and 20% thereafter on August 1, 1998, 1999, 2000 and 2001. See "-- Stock Incentive Plan." The options expire five years from the date on which each portion of the option first becomes exercisable, subject to early termination in certain circumstances.

(2) Option values reflect Black-Scholes model output for options. The assumptions used in the model were expected volatility of 62%, risk free rate of return of 6.8%, dividend yield of 0%, and time to exercise of six years.

     The following table provides information as of December 31, 1996, concerning unexercised options to purchase Class A Shares:

                               FISCAL YEAR END OPTION VALUES

                                          NUMBER OF SECURITIES
                  NUMBER OF              UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                    SHARES                     OPTIONS AT               IN-THE-MONEY OPTIONS AT
                   ACQUIRED    VALUE      DECEMBER 31, 1996(#)         DECEMBER 31, 1996 ($)(1)
                 ON EXERCISE  REALIZED ---------------------------    ---------------------------
NAME                 (#)        ($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-------------------------------------------------------------------------------------------------
Charles W. Ergen      --    $    --       24,367         60,936         $268,108     $465,963
R. Scott Zimmer    17,000      300,589     3,082         37,478           16,499      384,532
Carl E. Vogel     322,208    8,566,272    25,753         49,456          286,619      468,031
James DeFranco        --         --       19,494         35,125          228,898      372,767
Steven B. Schaver     --         --        8,931         25,022           76,524      170,486

-------------

(1) The dollar value of each exercisable and unexercisable option was calculated by multiplying the number of Class A Shares underlying the option by the difference between the exercise price of the option and the closing price (as quoted in the Nasdaq National Market) of a Class A Share on December 31, 1996.

      EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Prior to October 1995, the Corporation did not have an Executive Compensation Committee, and its Board of Directors determined all matters concerning executive compensation.

       DIRECTOR COMPENSATION. Directors of the Corporation who are not also Executive Officers of the Corporation receive $500 for each meeting of the Board of Directors attended and are reimbursed for reasonable travel expenses related to attendance at Board meetings. Directors of the Corporation are elected annually by the stockholders of the Corporation. Directors of the Corporation are not compensated for their services as Directors. Directors who are not also employees of the Corporation are granted options under the 1995 Nonemployee Director Stock Option Plan (the "Director Plan") to acquire 1,000 Class A Shares of the Corporation upon election to the Board. Each of Messrs. Angelich and Friedlob was granted options to acquire 1,000 Class A Shares of the

Corporation on December 22, 1995 pursuant to the Director Plan. These options were 100% vested upon issuance and have an exercise price of $20.25 per share and a term of five years. Additionally, in February 1997, each of Messrs. Angelich and Friedlob was granted options to acquire 5,000 Class A Shares of the Corporation. These options were 100% vested upon issuance and have an exercise price of $17.00 and a term of five years.

     STOCK INCENTIVE PLAN. The Corporation adopted the Incentive Plan to provide incentives to attract and retain Executive Officers and other key employees. The Corporation's Executive Compensation Committee administers the Incentive Plan. Key employees are eligible to receive awards under the Incentive Plan, in the Committee's discretion.

     Awards available under the Incentive Plan include: (i) common stock purchase options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards. The Corporation has reserved up to 10.0 million Class A Shares for granting awards under the Incentive Plan. Under the terms of the Incentive Plan, the Executive Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding awards and to reprice awards.

     Pursuant to the Incentive Plan, the Corporation has granted options to its Executive Officers and other key employees for the purchase of a total of 1,303,147 Class A Shares. These options generally vest at the rate of 20% per year, commencing one year from the date of grant and 20% thereafter on each anniversary of the date of grant. The exercise prices of these options range between $9.33 and $29.36 per Class A Share.

     LAUNCH BONUS PLAN. Effective September 9, 1996, the Corporation granted a performance award of ten shares of Class A Shares to all full-time employees with more than 90 days of service. The total number of shares granted relative to the performance award approximated 7,390 shares.

     401(K) PLAN. In 1983, the Corporation adopted a defined-contribution tax-qualified 401(k) plan. The Corporation's employees become eligible for participation in the 401(k) plan upon completing six months of service with the Corporation and reaching age 21. 401(k) plan participants may contribute an amount equal to not less than 1% and not more than 15% of their compensation in each contribution period. The Corporation may make a 50% matching contribution up to a maximum of $1,000 per participant per calendar year. The Corporation may also make an annual discretionary profit sharing or employer stock contribution to the 401(k) plan with the approval of the Board of Directors.

     401(k) plan participants are immediately vested in their voluntary contributions, plus actual earnings thereon. The balance of the vesting in 401(k) plan participants' accounts is based on years of service. A participant becomes 10% vested after one year of service, 20% vested after two years of service, 30% vested after three years of service, 40% vested after four years of service, 60% vested after five years of service, 80% vested after six years of service, and 100% vested after seven years of service.

     In March 1997, the Corporation contributed an additional 55,000 Class A Shares to the 401(k) plan as a discretionary employer stock contribution. A total of 60,000 Class A Shares (including 5,000 Class A Shares which were contributed for plan year 1995 but not allocated) were allocated to individual participant 401(k) accounts in proportion to their 1996 eligible compensation. These shares are subject to the seven-year vesting schedule previously described. Class A Shares allocated to the 401(k) accounts of the Named Executive Officers pursuant to the 1996 discretionary employer stock contribution were as follows: (i) Charles W. Ergen, 677 shares; (ii) Carl E. Vogel; 677 shares (iii) R. Scott Zimmer, 677 shares; (iv) James DeFranco 677 shares; (v) Steven B. Schaver 676 shares ; and (vi) all Officers and Directors as a group, 4,736 shares.

PERFORMANCE GRAPH

     The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Corporation's shareholders during the period from June 21, 1995 to December 31, 1996. The graph appearing below assumes the investment on June 21, 1995 (the date of the Corporation's initial public offering) of $100 in Class A Shares of the Corporation, the Nasdaq Stock Market Index, and two industry peer groups. The peer group used in the Company's 1995 Proxy Statement consisted of Adelphia Communications Corporation, American Telecasting, Inc., Century Communications Corporation, Falcon Cable Systems Company, People's Choice TV Corporation and Tee-Comm Electronics, Inc. ("Old Industry Peer Group"). Stock price performance data for the Old Industry Peer Group for 1996 is presented below for comparative purposes. In 1996, the Company broadened its industry peer group to include, in addition to the companies included in the Old Industry Peer Group, additional subscription television service companies. Such additional companies include Cablevision Systems Corporation, CAI Wireless Systems, Inc., Heartland Wireless Communications, Inc., Jones Intercable, Inc., Tele-Communications, Inc., US WEST Media Group, United States Satellite Broadcasting Company, Inc., Wireless Cable of Atlanta, Inc., and Wireless One, Inc. ("New Industry Peer Group"). Falcon Cable Systems Company is not included in the New Industry Peer Group as that entity was delisted during 1996. Although the companies included in the industry peer groups were selected because of similar industry characteristics, they are not entirely representative of the Corporation's business.

                           STOCK PRICE PERFORMANCE

                                    [CHART]

================================================================================
TOTAL RETURN ANALYSIS                 6/21/95    12/29/95    6/28/96    12/31/96
--------------------------------------------------------------------------------
EchoStar Communications Corporation   $100.00     $142.65    $166.18     $129.41
--------------------------------------------------------------------------------
Old Industry Peer Group                100.00       95.69      97.55       56.63
--------------------------------------------------------------------------------
New Industry Peer Group                100.00       86.62      86.27       65.37
--------------------------------------------------------------------------------
Nasdaq Composite (US)                  100.00      113.63     128.19      139.80
================================================================================

                         REPORT ON EXECUTIVE COMPENSATION

     GENERAL. The foundation of the Corporation's compensation policy is to offer compensation packages to attract, retain and motivate Executive
Officers over the long term. Prior to 1996, the compensation of Executive Officers was reviewed and approved annually by the Chief Executive Officer of the Corporation, Charles W. Ergen. Beginning in 1996, executive compensation is reviewed by the Executive Compensation Committee (the "Committee"). The two general elements in the Corporation's executive compensation program consist of base salary and long-term incentive compensation in the form of stock options and other awards offered under the Corporation's Incentive Plan.

     BASE SALARIES. Annual base salaries paid to the Corporation's Executive Officers have historically been fixed at levels below amounts paid to Executive Officers with comparable experience and responsibilities at other companies engaged in the same or similar business as the Corporation and with other companies of similar size. Changes in annual base salaries paid to Executive Officers are reviewed annually by the Committee and determined based on recommendations from the Chief Executive Officer. Prior to formation of the Committee in October 1995, changes in the base salaries of Executive Officers were reviewed by Mr. Ergen annually. Factors considered by Mr. Ergen are typically based on his perception of the individuals performance, success in achieving personal and company goals, and planned changes in responsibilities. Changes in the profitability of the Corporation and the market value of its securities are typically not considered in setting Executive Officer base compensation; however, an individual's extraordinary efforts resulting in tangible increases in corporate, division or department profitability are considered by Mr. Ergen in determining increases in base salary.

     STOCK OPTION AWARDS. Stock option grants under the Incentive Plan are designed to provide an additional incentive to attract and retain Executive Officers. In addition, stock options provide an incentive to Executive Officers to increase shareholder value on a sustained basis. Management believes that Executive Officers and other key employees, who are in a position to make a substantial contribution to the long-term success of the Corporation and to build shareholder value, should have a stake in the Corporation's ongoing success. This focuses attention on managing the Corporation as an owner with an equity position in the Corporation's business and seeks to align the key employee's interest with the long-term interests of shareholders. Stock options represent an important part of the Corporation's compensation program for Executive Officers, and, similar to other growing technology companies, represents a significant component of overall compensation.

     Awards under the Incentive Plan follow a review of the individual employee's performance, tenure and position in the Corporation, and long-term potential contribution to the Corporation. Generally, the number of options granted to an employee is based on a dollar value divided by the fair market value per Class A Share as reported in the Nasdaq's National Market System on the date of grant. For example, a key employee may be granted $25,000 worth of stock options, which at $20.00 per Class A Share results in the grant of stock options to purchase 1,250 Class A Shares.

     The dollar value awarded to key employees has typically ranged from $25,000 to $500,000 and is generally determined based on the key employee's level of responsibility, position in the Corporation, potential to contribute to the long-term success of the Corporation or otherwise achieve significant corporate goals and the number of options previously granted to the employee. Neither Management nor the Board assign specific weights to these factors, although the employee's position and a subjective evaluation of his performance are considered most important. Awards are generally made to Director level and above employees, although in certain circumstances grants are made to certain other employees based on length of service or contribution to the Corporation.

     To encourage key employees to remain in the employ of the Corporation or its subsidiaries, options granted under the Incentive Plan to date generally vest and become exercisable over a five-year period. Options granted under the Incentive Plan generally are not exercisable until one year after the date of grant.

     Stock options were awarded under the Incentive Plan to key employees on August 1, 1996. In connection with these grants, the Corporation's Chief Executive Officer, in consultation with members of the Board of Directors, determined the recipients of stock options taking into account the respective scope of accountability, strategic and operational goals and contribution of each recipient.

     COMPENSATION OF CHIEF EXECUTIVE OFFICER. The compensation payable to Charles W. Ergen, the Corporation's Chief Executive Officer, is generally fixed at a level which the Committee believes is substantially below amounts paid to Chief Executive Officers at other companies engaged in the same or similar business as the Corporation.

     Mr. Ergen's base salary for each of fiscal 1996 and fiscal 1995 was $190,000. Changes in Mr. Ergen's base salary have historically been determined by Mr. Ergen in consultation with members of the Board of Directors, taking into consideration subjective factors generally unrelated to the Corporation's level of profitability or the market value of the Corporation's securities. Beginning in 1996, changes in the base salary of Mr. Ergen are reviewed annually by the Committee based on recommendations from the Board of Directors.

   Mr. Ergen was granted stock options to purchase 17,030 Class A Shares in August 1996, representing approximately 39.4% of the total options granted to Executive Officers on that occasion, and approximately 12.3% of the total stock options granted to key employees during all of fiscal 1996. The number of options granted to Mr. Ergen in 1996 reflected his length of service and contribution to the Corporation, among other factors.

                                      Respectfully submitted,

                                      The Committee

                                      Alan M. Angelich
                                      Raymond L. Friedlob

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY SECURITY OWNERSHIP

    The following table sets forth, to the best knowledge of the Corporation, the beneficial ownership of the Corporation's equity securities as of March 31, 1997 by: (i) each person known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation's capital stock; (ii) each Director or nominee of the Corporation; (iii) each executive officer named in the Summary Compensation Table (collectively, the "Named Executive Officers"); and (iv) all Directors and Executive Officers as a group. Unless otherwise indicated, each person listed in the following table (alone or with family members) has sole voting and dispositive power over the shares listed opposite such person's name.

                                                    NUMBER OF    PERCENTAGE OF
NAME(1)                                              SHARES          CLASS
--------------------------------------------------  ---------    -------------
8% SERIES A CUMULATIVE PREFERRED STOCK:
 Charles W. Ergen (2)................................ 1,535,847        95.0%
 James DeFranco .....................................    80,834         5.0%
 All Directors and Executive Officers as a Group
 (nine persons)...................................... 1,616,681       100.0%
CLASS A COMMON STOCK:
 Charles W. Ergen (3), (4), (5)......................31,381,273        72.0%
 James DeFranco (6), (4)............................. 1,522,968         3.5%
 FMR Corp. (7)....................................... 1,444,457         3.3%
 R. Scott Zimmer (8), (4)............................   816,897         1.9%
 T. Rowe Price Associates, Inc. (9)..................   755,000         1.7%
 SSE Telecom, Inc. (10)..............................   709,780         1.6%
 Chancellor LGT Asset Management, Inc. (11)..........   609,200         1.4%
 Carl E. Vogel (12), (4).............................   278,944          *
 Steven B. Schaver (13), (4).........................    12,781          *
 All Directors and Executive Officers as a Group
  (nine persons) (4), (14)...........................34,090,618        78.2%

CLASS B COMMON STOCK:
 Charles W. Ergen....................................29,804,401       100.0%
 All Directors and Executive Officers as a Group
  (nine persons).....................................29,804,401       100.0%

-------------------
*  Less than 1%.

(1) Except as otherwise noted, the address of each such person is 90 Inverness Circle East, Englewood, Colorado 80112-5300.

(2) Includes 1,125,000 Preferred Shares held in trust for the benefit of Mr. Ergen's minor children and other members of his family. Mr. Ergen's spouse is the trustee for that trust.

(3) Includes: (i) the right to acquire 35,081 Class A Shares within 60 days upon the exercise of employee stock options; (ii) 29,804,401 Class A Shares issuable upon conversion of Mr. Ergen's Class B Shares; (iii) 410,847 Class A Shares issuable upon conversion of Mr. Ergen's Preferred Shares; and (iv) 1,125,000 Class A Shares issuable upon conversion of Preferred Shares held in trust for the benefit of Mr. Ergen's minor children and other members of his family.

(4) Beneficial ownership percentage was calculated assuming exercise or conversion of all Class B Shares, Preferred Shares, Warrants and employee stock options exercisable within 60 days (collectively, the "Derivative Securities") into Class A Shares by all holders of such Derivative Securities. Assuming exercise or conversion of Derivative Securities by such person, and only by such person, the beneficial ownership of Class A Shares would be as follows: Mr. Ergen, 72.7%; Mr. DeFranco, 12.8%, Mr. Zimmer, 6.9%; Mr. Vogel 2.4%, Mr. Schaver, less than one percent, and all Officers and Directors as a group, 78.6%.

(5) The percentage of total voting power held by Mr. Ergen is 95.8%, after giving effect to the exercise of the Warrants and employee stock options.

(6) Includes: (i) the right to acquire 28,065 Class A Shares within 60 days upon the exercise of employee stock options; (ii) 80,834 Class A Shares issuable upon conversion of Mr. DeFranco's Preferred Shares;
     (iii) 751 Class A Shares  held as custodian for his minor children; and
     (iv) 375,000 Class A Shares controlled by Mr. DeFranco as general partner of a partnership.

(7) Based on information available to the Corporation, FMR Corp. owned 12.3% of the Class A Shares. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(8) Includes: (i) the right to acquire 11,654 Class A Shares within 60 days upon the exercise of employee stock options; (ii) 700 Class A Shares owned jointly with members of his family; and (iii) 100,000 Class A Shares held in trust for the benefit of Mr. Zimmer's children and other members of his family. Mr. Zimmer's spouse is the trustee for that trust.

(9) Based on information available to the Corporation, T. Rowe Price Associates, Inc. owned 6.4% of the Class A Shares. The address of
     T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(10) Based on information available to the Corporation, SSET owns 6.0% of the Class A Shares. The address of SSET is 8230 Leesburg Pike, Suite 710, Vienna, Virginia 22182.

(11) Based on information available to the Corporation, Chancellor LGT Asset Management, Inc. owned 5.2% of the Class A Shares. The address of Chancellor LGT Asset Management, Inc. is 1166 Avenue of the Americas, New York, New York 10036.

(12) Includes (i) the right to acquire 36,468 Class A Shares within 60 days upon the exercise of employee stock options and (ii) 247 Class A Shares owned jointly with Mr. Vogel's spouse.

(13) Includes the right to acquire 12,761 Class A Shares within 60 days upon the exercise of employee stock options.

(14) Includes:  (i) the right to acquire 194,137 Class A Shares within
     60 days upon the exercise of employee stock options; (ii) 375,000 Class A Shares held in a partnership; (iii) 1,616,681 Class A Shares issuable upon conversion of Preferred Shares; (iv) 29,804,401 Class A Shares issuable upon conversion of Class B Shares; (v) 101,023 Class A Shares held in the name of, or in trust for, minor children and other family members; and (vi) 3,947 Class A Shares owned by or jointly with family members.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain subsidiaries of the Corporation have agreed to indemnify Charles
W. Ergen, Chairman and Chief Executive Officer of the Corporation, James DeFranco, Executive Vice President of the Corporation, R. Scott Zimmer, Vice Chairman and Vice President of the Corporation, and Cantey M. Ergen, a former Director of HTS and the spouse of Charles W. Ergen, for any adjustments to such individuals' federal, state or local income taxes resulting from adjustments to the Corporation's subsidiaries' taxable income or loss, tax credits or tax credit recapture for years during which such individuals were shareholders of such subsidiaries and such subsidiaries elected to be taxed as Subchapter S corporations. This indemnity agreement also covers interest, penalties and additions to tax, as well as fees and expenses, including attorneys' and accountants' fees, if any. This indemnity agreement resulted in 1996 taxable income to Messrs. Ergen, Defranco and Zimmer of approximately $128,000, $36,000 and $10,000, respectively. See Item 11 -- Executive Compensation.

     As of December 31, 1996, accrued dividends on the Preferred Shares of the Corporation payable to Messrs. Ergen and DeFranco aggregated $3.1 million and $167,000, respectively.

     Since March 1995, Mr. Ergen has served on the Board of Directors of SSET. In 1994, the Corporation purchased $8.75 million of SSET's seven-year, 6.5% subordinated convertible debentures. In December 1994, DirectSat Corporation, a subsidiary of SSET, was merged with a wholly-owned subsidiary of the Corporation. As a result of this merger, SSET acquired 800,780 Class A Shares of the Corporation. On September 6, 1996, SSET repurchased $3.5 million of the outstanding convertible debentures and paid all outstanding accrued interest through that date. As of December 31, 1996, the SSET debentures, if converted, would have represented approximately 5% of SSET's outstanding common stock. The total amount owed by SSET to the Corporation as of December 31, 1996 related to the convertible debentures was approximately $3.6 million, including accrued interest.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3) INDEX TO EXHIBITS

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

10.15(c)* Tenth Amendment to Satellite Construction Contract, dated as of July 18, 1996, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.17(b) to Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

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

10.18 Right and License Agreement by and among Houston Tracker Systems, Inc. and Asia Broadcasting and Communications Network, Ltd., dated December 19, 1996.**

10.19 Agreement between Houston Tracker Systems, Inc. and EchoStar Satellite Corporation and ExpressVu Inc., dated January 8, 1997, as amended.**

21        Subsidiaries of EchoStar Communications Corporation.**

23        Consent of Independent Public Accountants.

24        Powers of Attorney authorizing signature of Charles W. Ergen, R.
          Scott Zimmer, James DeFranco, Alan M. Angelich and Raymond L. Friedlob.**

27        Financial Data Schedule.**

-------------------
**Previously filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ECHOSTAR COMMUNICATIONS CORPORATION


                       By: /s/ STEVEN B. SCHAVER
                          ----------------------------------------------------
                           Steven B. Schaver
                           Chief Operating Officer and Chief Financial Officer

Date:  April 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

Signature                   Title                                 Date
---------                   -----                                 ----
  * Chief Executive Officer and Director April 30, 1997 -------------------------- (PRINCIPAL EXECUTIVE OFFICER)
Charles W. Ergen

 /s/ STEVEN B. SCHAVER      Chief Operating Officer and           April 30, 1997
--------------------------  Chief Financial Officer
Steven B. Schaver           (PRINCIPAL FINANCIAL OFFICER)


 /s/ JOHN R. HAGER          Controller                            April 30, 1997
--------------------------  (PRINCIPAL ACCOUNTING OFFICER)
John R. Hager


  *                         Director                              April 30, 1997
--------------------------
James DeFranco

  *                         Director                              April 30, 1997
--------------------------
R. Scott Zimmer

  *                         Director                              April 30, 1997
--------------------------
Alan M. Angelich

  *                         Director                              April 30, 1997
--------------------------
Raymond L. Friedlob

*By:  /s/ STEVEN B. SCHAVER
    --------------------------
          Steven B. Schaver
          Attorney-in-Fact