Form 10-Q
period 1997-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 1997-05-12
CIK 1001082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                            -------------------------

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

    AS OF MAY 9, 1997, THE REGISTRANT'S OUTSTANDING VOTING STOCK CONSISTED OF 11,801,999 SHARES OF CLASS A COMMON STOCK, 29,804,401 SHARES OF CLASS B COMMON STOCK, AND 1,616,681 SHARES OF 8% SERIES A CUMULATIVE PREFERRED STOCK, EACH $0.01 PAR VALUE.

================================================================================

                              TABLE OF CONTENTS


                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
              December 31, 1996 and March 31, 1997 (Unaudited) . . . . . . .    1

          Condensed Consolidated Statements of Operations -
            Three months ended March 31, 1996 and 1997 (Unaudited) . . . . .    2

          Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 1996 and 1997 (Unaudited) . . . . .    3

          Notes to Condensed Consolidated Financial Statements (Unaudited) .    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . .    9


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . None

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . None

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . None

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   15

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 DECEMBER 31,    MARCH 31,
                                                                     1996          1997
                                                                 ------------    ---------
ASSETS                                                                          (Unaudited)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .     $   39,231     $   30,452
   Marketable investment securities. . . . . . . . . . . . .         18,807          3,528
   Trade accounts receivable, net of allowance
      for uncollectible accounts of $1,494 and $1,642,
      respectively . . . . . . . . . . . . . . . . . . . . .         13,516         31,174
   Inventories . . . . . . . . . . . . . . . . . . . . . . .         72,767         57,043
   Income tax refund receivable. . . . . . . . . . . . . . .          4,830          4,391
   Subscriber acquisition costs, net . . . . . . . . . . . .         68,129         81,184
   Other current assets. . . . . . . . . . . . . . . . . . .         18,356         16,556
                                                                 ----------     ----------
Total current assets . . . . . . . . . . . . . . . . . . . .        235,636        224,328
Restricted Cash and Marketable Investment Securities:
   ESBC Notes escrow . . . . . . . . . . . . . . . . . . . .         47,491         17,907
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .         31,800         33,795
Property and equipment, net. . . . . . . . . . . . . . . . .        590,621        677,266
FCC authorizations, net. . . . . . . . . . . . . . . . . . .         72,667         92,100
Deferred tax assets. . . . . . . . . . . . . . . . . . . . .         79,339         79,339
Other noncurrent assets. . . . . . . . . . . . . . . . . . .         83,826         31,255
                                                                 ----------     ----------
      Total assets . . . . . . . . . . . . . . . . . . . . .     $1,141,380     $1,155,990
                                                                 ----------     ----------
                                                                 ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable. . . . . . . . . . . . . . . . . .     $   40,819     $   41,290
   Deferred revenue - DISH Network-SM- . . . . . . . . . . .        102,366        131,572
   Deferred revenue - C-band . . . . . . . . . . . . . . . .            734            682
   Accrued expenses and other current liabilities. . . . . .         30,495         38,701
   Deferred tax liabilities. . . . . . . . . . . . . . . . .         12,563         12,563
   Current portion of long-term debt . . . . . . . . . . . .         11,334         11,834
                                                                 ----------     ----------
Total current liabilities. . . . . . . . . . . . . . . . . .        198,311        236,642

Long-term deferred signal carriage revenue . . . . . . . . .          5,949          6,682
Dish Notes . . . . . . . . . . . . . . . . . . . . . . . . .        437,127        451,907
ESBC Notes . . . . . . . . . . . . . . . . . . . . . . . . .        386,165        398,399
Mortgage and other notes payable,
 excluding current portion . . . . . . . . . . . . . . . . .         51,428         48,298
Other long-term liabilities. . . . . . . . . . . . . . . . .          1,203          3,586
                                                                 ----------     ----------
      Total liabilities. . . . . . . . . . . . . . . . . . .      1,080,183      1,145,514

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Stockholders' Equity:
   Preferred Stock, 20,000,000 shares authorized,
      1,616,681 shares of 8% Series A Cumulative
      Preferred Stock issued and outstanding,
      including accrued dividends of
      $3,347,000 and $3,648,000, respectively. . . . . . . .         18,399         18,700
   Class A Common Stock, $.01 par value, 200,000,000
      shares authorized, 11,115,582 and
      11,776,406 shares issued and outstanding,
      respectively . . . . . . . . . . . . . . . . . . . . .            111            118
   Class B Common Stock, $.01 par value, 100,000,000
      shares authorized, 29,804,401 shares issued
      and outstanding. . . . . . . . . . . . . . . . . . . .            298            298
   Class C Common Stock, $.01 par value, 100,000,000
      shares authorized, none outstanding. . . . . . . . . .             --             --
   Common Stock Warrants . . . . . . . . . . . . . . . . . .             16             16
   Additional paid-in capital. . . . . . . . . . . . . . . .        158,113        170,252
   Unrealized holding gains (losses) on
      available-for-sale securities, net of deferred taxes .            (11)           (12)
   Accumulated deficit . . . . . . . . . . . . . . . . . . .       (115,729)      (178,896)
                                                                 ----------     ----------
Total stockholders' equity . . . . . . . . . . . . . . . . .         61,197         10,476
                                                                 ----------     ----------
      Total liabilities and stockholders' equity . . . . . .     $1,141,380     $1,155,990
                                                                 ----------     ----------
                                                                 ----------     ----------


         See accompanying Notes to Condensed Consolidated Financial Statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                      1996           1997
                                                                   --------       --------
Revenue:
   DTH products and technical services . . . . . . . . . . .       $ 36,741       $ 11,662
   DISH Network-SM- promotions -
     subscription television services and products . . . . .             --         32,308
   DISH Network-SM- subscription television services . . . .            464         25,399
   C-band programming. . . . . . . . . . . . . . . . . . . .          3,449          2,163
   Loan origination and participation income . . . . . . . .            813            491
                                                                    -------        -------
Total revenue. . . . . . . . . . . . . . . . . . . . . . . .         41,467         72,023

Expenses:
   DTH products and technical services . . . . . . . . . . .         32,750          9,487
   DISH Network-SM- programming. . . . . . . . . . . . . . .            105         19,425
   C-band programming. . . . . . . . . . . . . . . . . . . .          3,178          1,763
   Selling, general and administrative . . . . . . . . . . .         10,733         32,027
   Subscriber promotion subsidies. . . . . . . . . . . . . .             --         13,142
   Amortization of subscriber acquisition costs. . . . . . .             --         28,102
   Depreciation and amortization . . . . . . . . . . . . . .          3,330         12,673
                                                                    -------        -------
Total expenses . . . . . . . . . . . . . . . . . . . . . . .         50,096        116,619
                                                                    -------        -------

Operating loss . . . . . . . . . . . . . . . . . . . . . . .         (8,629)       (44,596)

Other Income (Expense):
   Interest income . . . . . . . . . . . . . . . . . . . . .          2,677          1,772
   Interest expense, net of amounts capitalized. . . . . . .         (6,043)       (19,846)
   Minority interest in loss of consolidated joint
     venture and other . . . . . . . . . . . . . . . . . . .            (17)          (177)
                                                                    -------        -------
Total other income (expense) . . . . . . . . . . . . . . . .         (3,383)       (18,251)
                                                                    -------        -------

Net loss before income taxes . . . . . . . . . . . . . . . .        (12,012)       (62,847)
Income tax (provision) benefit, net. . . . . . . . . . . . .          4,791            (19)
                                                                    -------        -------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (7,221)      $(62,866)
                                                                    -------        -------
                                                                    -------        -------

Net loss attributable to common shares . . . . . . . . . . .       $ (7,522)      $(63,167)
                                                                    -------        -------
                                                                    -------        -------

Weighted average common shares outstanding . . . . . . . . .         40,376         40,922
                                                                    -------        -------
                                                                    -------        -------

Loss per common and common equivalent share. . . . . . . . .       $  (0.19)      $  (1.54)
                                                                    -------        -------
                                                                    -------        -------


        See accompanying Notes to Condensed Consolidated Financial Statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                  ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . .      $  (7,221)      $(62,866)
      Adjustments to reconcile net loss to net
        cash flows from operating activities:
      Depreciation and amortization. . . . . . . . . . . . .          3,330         12,673
      Amortization of subscriber acquisition costs . . . . .             --         28,102
      Deferred income tax benefit. . . . . . . . . . . . . .         (1,371)            --
      Amortization of debt discount and deferred
        financing costs. . . . . . . . . . . . . . . . . . .          5,347         18,542
      Change in reserve for excess and obsolete inventory. .            227         (2,302)
      Change in long-term deferred signal carriage revenue .          3,790            733
      Other, net . . . . . . . . . . . . . . . . . . . . . .           (138)         2,432
   Changes in current assets and current liabilities, net. .          3,794         (2,637)
                                                                  ---------       --------
Net cash flows provided by (used in) operating activities. .          7,758         (5,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable investment securities . . . . . .             (2)            --
   Sales of marketable investment securities . . . . . . . .         15,479         15,279
   Purchases of restricted marketable investment securities.        (15,500)        (1,995)
   Purchases of property and equipment . . . . . . . . . . .         (2,715)      ( 12,486)
   Offering proceeds and investment earnings
     placed in escrow. . . . . . . . . . . . . . . . . . . .       (178,452)          (416)
   Funds released from escrow accounts . . . . . . . . . . .         17,785         30,000
   Expenditures for satellite systems under construction . .        (13,292)       (30,084)
   Investment in convertible subordinated
     debentures from SSET. . . . . . . . . . . . . . . . . .             --           (500)
   Investment in convertible subordinated debentures
     from DBSI . . . . . . . . . . . . . . . . . . . . . . .         (3,000)            --
   Long-term notes receivable from DBSC. . . . . . . . . . .         (7,500)            --
   Expenditures for FCC authorizations . . . . . . . . . . .        (13,636)            --
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .             --           (280)
                                                                  ---------       --------
Net cash flows used in investing activities. . . . . . . . .       (200,833)          (482)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of ESBC Notes. . . . . . . . .        337,043             --
   Repayments of mortgage indebtedness and notes payable . .         (1,022)        (3,130)
   Stock options exercised . . . . . . . . . . . . . . . . .            113            156
                                                                  ---------       --------
Net cash flows provided by (used in) financing activities. .        336,134         (2,974)
                                                                  ---------       --------

Net increase (decrease) in cash and cash equivalents . . . .        143,059         (8,779)
Cash and cash equivalents, beginning of period . . . . . . .         21,754         39,231
                                                                  ---------       --------
Cash and cash equivalents, end of period . . . . . . . . . .      $ 164,813       $ 30,452
                                                                  ---------       --------
                                                                  ---------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest, net of amounts capitalized. . . .      $     354       $    612
   Cash paid for income taxes. . . . . . . . . . . . . . . .             --             --
   8% Series A Cumulative Preferred Stock dividends. . . . .            301            301
   Class A Common Stock issued for DBSC Merger . . . . . . .             --         11,941
   Satellite launch payment for EchoStar II
     applied to EchoStar I launch. . . . . . . . . . . . . .         15,000             --
   Employee incentives funded by issuance of
     Class A Common Stock. . . . . . . . . . . . . . . . . . .            7             49


        See accompanying Notes to Condensed Consolidated Financial Statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     EchoStar Communications Corporation ("ECC"), together with its subsidiaries ("EchoStar" or the "Company"), is primarily engaged in the operation of a direct broadcast satellite ("DBS") subscription television service (the "DISH Network-SM-"), which commenced operations in March 1996. The DISH Network-SM-currently provides approximately 120 channels of near laser disc quality digital video programming and over 30 channels of near CD quality audio programming to consumers throughout the continental United States. In addition to the DISH Network-SM-, EchoStar designs, manufactures, distributes and installs satellite direct-to-home ("DTH") products, distributes DTH programming domestically, and provides consumer financing of EchoStar's DISH Network-SM- and domestic DTH products and services. EchoStar's primary business objective is to become one of the leading providers of subscription television and other satellite-delivered services in the United States. EchoStar had approximately 479,600 subscribers to DISH Network-SM- services as of March 31, 1997.

RECENT DEVELOPMENTS

     On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS license for 28 frequencies at 110DEG. West Longitude ("WL") awarded to MCI Communications Corporation ("MCI") during a Federal Communications Commission ("FCC") auction during 1996. Subsequently, the parties discussed, and agreed upon, potentially mutually agreeable changes to the structure of the transactions. However, during late April 1997, substantial disagreements arose between the parties regarding their obligations under the Agreement.

     On May 8, 1997 EchoStar filed a Complaint in the United States District Court for the District of Colorado (the "Court"), Civil Action No. 97-960, requesting that the Court confirm EchoStar's position, and declare that News is obligated pursuant to the Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. No assurance can be given that the Court will grant EchoStar's request for expedited relief. Further, while EchoStar believes that the Court should grant its request requiring News to loan EchoStar the $200 million, and is very confident of its position, no assurance can be given that the Court will grant that request.

     On May 9, 1997, as a result of numerous material breaches of the Agreement by News, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, seeking specific performance of the Agreement, and damages, including lost profits that were expected as a result of the transactions contemplated by the Agreement, which could exceed $5 billion.
While EchoStar is confident of its position and believes it will ultimately prevail in the litigation, there can be no assurance that EchoStar will prevail, of the amount of damages EchoStar will collect if it prevails, or that timely relief will be granted.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

SIGNIFICANT RISKS AND UNCERTAINTIES

     The commencement of EchoStar's DBS business has dramatically changed EchoStar's operating results and financial position when compared to its historical results. Annual interest expense on EchoStar's long-term notes, and depreciation of satellites and related assets are each of a magnitude that exceeds historical levels of income before income taxes. Consequently, beginning in 1995 EchoStar reported significant net losses and expects such net losses to continue through at least 1999. As of March 31, 1997, EchoStar expects to invest approximately an additional $305 million to fund contractor financing obligations with respect to its first four satellites and to complete the construction phase (including applicable insurance) and launch of additional satellites ("EchoStar III and EchoStar IV"). EchoStar's plans also include the financing, construction and launch of two fixed service satellites, additional DBS satellites, and Ku-band and KuX-band satellites, assuming receipt of all required FCC licenses and permits. As a result of the factors discussed above, EchoStar requires additional capital to complete the construction and launch of EchoStar III and EchoStar IV and fully implement its business plan. There can be no assurance that necessary funds will be available or, if available, that they will available on terms acceptable to EchoStar. A further increase in subscriber acquisition costs, or significant delays or launch failures would significantly and adversely affect EchoStar's operating results and financial condition.

     EchoStar is currently dependent on one manufacturing source for its receivers. This manufacturer presently manufactures receivers in sufficient quantities to meet currently expected demand. If EchoStar's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, EchoStar's liquidity and results of operations would be adversely affected.

     As previously described, EchoStar expects that its net losses will continue as it builds its subscription television business such that negative stockholders' equity will result during the second quarter of 1997 unless it receives additional equity financing. Although a negative equity position has significant implications, including, but not limited to, non-compliance with Nasdaq National Market listing criteria, EchoStar believes that such event will not materially affect the implementation and execution of its business strategy. When EchoStar ceases to satisfy Nasdaq's National Market listing criteria, EchoStar's Class A Common Stock will be subject to being delisted unless an exception is granted by the National Association of Securities Dealers. If an exception is not granted, trading in EchoStar Class A Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it may be more difficult to dispose of, or to obtain accurate quotations for, EchoStar Class A Common Stock. Accordingly, delisting may result in a decline in the trading market for EchoStar's Class A Common Stock, which, among other things, could potentially depress EchoStar's stock and bond prices and impair EchoStar's ability to obtain additional financing.

     In accordance with its Agreement with News, as described above, EchoStar had expected to meet its short- and medium-term capital needs through financial commitments from News. As a result of the failure by News to honor its obligations under the Agreement, EchoStar does not currently have adequate capital to continue its contemplated business plan beyond the second quarter of 1997. EchoStar has had preliminary discussions with a number of investment banking firms to investigate alternatives to meet its short- and medium-term needs. EchoStar also intends to speak with major vendors about possible vendor financing, and with other potential strategic partners who had indicated interest in transactions with EchoStar prior to execution of the Agreement with News. While there can be no assurance, EchoStar believes that it can arrange transactions to meet its short- and medium-term obligations without material changes to its business plan. No assurance can be given that any such arrangements will be made, or that if made they will be on terms favorable to EchoStar. EchoStar intends to seek recovery from News for any costs of financing in excess of the costs of the financing committed to by News under the Agreement.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1996 and March 31, 1997 principally consisted of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

INCOME TAXES

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that the tax benefit of net operating losses ("NOLs") for financial reporting purposes be recorded as an asset and that deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. To the extent that management assesses the realization of deferred tax assets to be less than "more likely than not," a valuation reserve is established. EchoStar has reserved the first quarter addition to its deferred tax assets.

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

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                                 DECEMBER 31,     MARCH 31,
                                                                     1996           1997
                                                                 ------------     ---------
     EchoStar Receiver Systems . . . . . . . . . . . . . . .        $32,799        $35,210
     Consigned DBS receiver components . . . . . . . . . . .         23,525         11,680
     DBS receiver components . . . . . . . . . . . . . . . .         15,736         11,965
     Finished goods - C-band . . . . . . . . . . . . . . . .            600            512
     Finished goods - International. . . . . . . . . . . . .          3,491          1,924
     Spare parts and other . . . . . . . . . . . . . . . . .          2,279          3,717
     Reserve for excess and obsolete inventory . . . . . . .         (5,663)        (7,965)
                                                                    -------        -------
                                                                    $72,767        $57,043
                                                                    -------        -------
                                                                    -------        -------

4.   OTHER NONCURRENT ASSETS

     Other noncurrent assets consist of the following (in thousands):

                                                                 DECEMBER 31,     MARCH 31,
                                                                     1996           1997
                                                                 ------------     ---------
     Notes receivable from DBSC, including accrued
       interest of $3,382 and $0, respectively . . . . . . .        $49,382        $    --
     Deferred debt issuance costs. . . . . . . . . . . . . .         21,284         21,768
     SSET convertible subordinated debentures. . . . . . . .          3,649          4,075
     Investment in DBSC. . . . . . . . . . . . . . . . . . .          4,044             --
     DBSI convertible subordinated debentures. . . . . . . .          4,640          4,640
     Other, net. . . . . . . . . . . . . . . . . . . . . . .            827            772
                                                                    -------        -------
                                                                    $83,826        $31,255
                                                                    -------        -------
                                                                    -------        -------

            ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.   ACQUISITION OF DIRECT BROADCASTING SATELLITE CORPORATION

     In December 1995, EchoStar announced its intention to acquire the remaining 60% of Direct Broadcasting Satellite Corporation, a Delaware corporation ("DBSC"), which it did not previously own. DBSC's principal assets include an FCC conditional construction permit and specific orbital slot assignments for certain DBS frequencies. From December 1995 through January 1997, EchoStar advanced DBSC a total of $46.0 million to enable it to meet commitments under a satellite construction contract ("EchoStar III"). On January 8, 1997, EchoStar consummated the merger of DBSC with one of its wholly-owned subsidiaries
("New DBSC"). As of March 31, 1997, EchoStar has issued approximately 644,000 shares of its Class A Common Stock and expects to issue an additional 13,000 shares of its Class A Common Stock to acquire the remaining 60% of DBSC which it did not previously own. This transaction was accounted for as a purchase and the excess of the purchase price over the fair value of DBSC's tangible assets was allocated to DBSC's FCC authorizations. Upon consummation of the DBSC merger, the notes receivable from DBSC and EchoStar's investment in DBSC were eliminated on a consolidated basis.

6.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The Company has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured based on EchoStar's supplied specifications and necessary to receive DBS programming offered by the Company. As of March 31, 1997, remaining commitments total approximately $133.0 million and the total of all outstanding purchase order commitments with domestic and foreign suppliers was $136.2 million. All of the purchases related to these commitments are expected to be made during 1997. The Company expects to finance these purchases from available cash and cash flows generated from sales of DISH Network-SM- programming and related DBS inventory. EchoStar expects that its 1997 purchases of DBS satellite receivers and related components will significantly exceed its existing contractual commitments.

OTHER RISKS AND CONTINGENCIES

     As previously discussed, on February 24, 1997, EchoStar and News announced the Agreement pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS license for 28 frequencies at 110DEG. WL awarded to MCI during an FCC auction during 1996. Subsequently, the parties discussed, and agreed upon, potentially mutually agreeable changes to the structure of the transactions. However, during late April 1997, substantial disagreements arose between the parties regarding their obligations under the Agreement.

     On May 8, 1997 EchoStar filed a Complaint with the Court, Civil Action No. 97-960, requesting that the Court confirm EchoStar's position, and declare that News is obligated pursuant to the Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. No assurance can be given that the Court will grant EchoStar's request for expedited relief. Further, while EchoStar believes that the Court should grant its request requiring News to loan EchoStar the $200 million, and is very confident of its position, no assurance can be given that the Court will grant that request.

     On May 9, 1997, as a result of numerous material breaches of the Agreement by News, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, seeking specific performance of the Agreement, and damages, including lost profits that were expected as a result of the transactions contemplated by the Agreement, which could exceed $5 billion.
While EchoStar is confident of its position and believes it will ultimately prevail in the litigation, there can be no assurance that EchoStar will prevail, of the amount of damages EchoStar will collect if it prevails, or that timely relief will be granted.

     On September 26, 1996, EchoStar Satellite Corporation ("ESC") filed suit against Sagem, S.A., ("Sagem") a French corporation, in connection with a manufacturing agreement entered into in April 1995. Sagem, Inc., a wholly owned subsidiary of Sagem, was added as a party to the litigation in a subsequent amendment. Under the agreements between the parties, Sagem and Sagem, Inc. were to provide 560,000 digital satellite receivers to ESC throughout 1995 and 1996. Sagem and Sagem, Inc. failed to deliver any production receivers to ESC. ESC thereafter terminated the agreements between the parties. ESC brought claims against Sagem and Sagem, Inc. for breach of contract and

            ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


declaratory relief. ESC sought return of a $10.0 million down payment made to Sagem, $15.0 million placed in escrow with Bank of America, a $373,000 prepayment made to Sagem, Inc. for finished goods, contractual late fees, lost profits, interest, attorneys' fees, costs, and expenses. Sagem and Sagem, Inc. filed counterclaims seeking damages of approximately $25.0 million. On April 25, 1997, ESC and Sagem executed a settlement and release agreement under which Sagem agreed to return the $10.0 million down payment made to Sagem and agreed to release the $15.0 million placed in escrow with Bank of America. ESC and Sagem have released all claims against each other.

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

7.   SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     The Dish Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, Ltd. (collectively, the "Dish Notes Guarantors"), except certain de minimis domestic and foreign subsidiaries. Dish, Ltd. is a wholly-owned subsidiary of EchoStar Satellite Broadcasting Corporation ("ESBC"), a wholly-owned subsidiary of ECC.

     The ESBC Notes are initially guaranteed by ECC on a subordinated basis. On and after the Dish Guarantee Date (as defined in the ESBC Notes Indenture), the ESBC Notes will be guaranteed by Dish, Ltd., which guarantee will rank PARI PASSU with all senior unsecured indebtedness of Dish, Ltd. From January 8, 1997, the date which the merger with DBSC was consummated, the ESBC Notes are guaranteed by New DBSC, which guarantee ranks PARI PASSU with all senior unsecured indebtedness of New DBSC.

     The consolidated net assets of Dish, Ltd., including the non-guarantors, exceeded the consolidated net assets of the Dish Notes Guarantors by approximately $166,000 and $103,000 as of December 31, 1996 and March 31, 1997, respectively. Summarized consolidated financial information for Dish, Ltd., including the subsidiary guarantors, is as follows (in thousands):

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                    1996           1997
                                                              ----------------------------
     STATEMENT OF OPERATIONS DATA:
        Revenue. . . . . . . . . . . . . . . . . . . . . . .      $  41,026      $  71,462
        Expenses . . . . . . . . . . . . . . . . . . . . . .         49,934        114,766
                                                              ----------------------------
        Operating loss . . . . . . . . . . . . . . . . . . .         (8,908)       (43,304)
        Other income (expense) . . . . . . . . . . . . . . .         (3,234)       (14,925)
                                                              ----------------------------
        Net loss before income taxes . . . . . . . . . . . .        (12,142)       (58,229)
        (Provision for) benefit from income taxes. . . . . .          4,852            (19)
                                                              ----------------------------
        Net loss . . . . . . . . . . . . . . . . . . . . . .      $  (7,290)     $ (58,248)
                                                              ----------------------------
                                                              ----------------------------

                                                                 DECEMBER 31,     MARCH 31,
                                                                     1996           1997
                                                              ----------------------------
     BALANCE SHEET DATA:
        Current assets . . . . . . . . . . . . . . . . . . .      $ 198,981      $ 190,105
        Property and equipment, net. . . . . . . . . . . . .        499,989        499,039
        Other noncurrent assets. . . . . . . . . . . . . . .        131,995        134,685
                                                              ----------------------------
        Total assets . . . . . . . . . . . . . . . . . . . .      $ 830,965      $ 823,829
                                                              ----------------------------
                                                              ----------------------------
        Current liabilities. . . . . . . . . . . . . . . . .      $ 197,081      $ 231,338
        Long-term liabilities. . . . . . . . . . . . . . . .        630,421        647,277
        Stockholder's equity . . . . . . . . . . . . . . . .          3,463        (54,786)
                                                              ----------------------------
        Total liabilities and stockholder's equity . . . . .      $ 830,965      $ 823,829
                                                              ----------------------------
                                                              ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OF OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE AVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE THE COMPANY'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY SHAREHOLDER AND BOND-HOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS; THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION ("FCC"); GENERAL BUSINESS AND ECONOMIC CONDITIONS AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS, WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," OR "INTENDS" TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

OVERVIEW

     EchoStar currently operates four related businesses: (i) operation of the DISH Network-SM- and the EchoStar DBS System; (ii) design, manufacture, marketing, installation and distribution of various DTH products worldwide (including EchoStar Receiver Systems and C-band systems); (iii) domestic distribution of DTH programming services; and (iv) consumer financing of EchoStar's domestic products and programming services. During March 1996 EchoStar began broadcasting and selling programming services available from the DISH Network-SM-. EchoStar expects to derive its future revenue principally from periodic subscription fees for DISH Network-SM- programming and, to a lesser extent, from the sale of DBS equipment. The growth of DBS service and equipment sales has had, and will continue to have, a material negative impact on EchoStar's domestic sales of C-band DTH products. However, during the three months ended March 31, 1997, such negative impact was more than offset by sales of EchoStar Receiver Systems and related subscription television services. EchoStar expects the decline in its sales of domestic C-band DTH products to continue at an accelerated rate.

     On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS license for 28 frequencies at 110DEG. West Longitude ("WL") awarded to MCI Communications Corporation ("MCI") during an FCC auction during 1996. Subsequently, the parties discussed, and agreed upon, potentially mutually agreeable changes to the structure of the transactions. However, during late April 1997, substantial disagreements arose between the parties regarding their obligations under the Agreement.

     On May 8, 1997 EchoStar filed a Complaint in the United States District Court for the District of Colorado (the "Court"), Civil Action No. 97-960, requesting that the Court confirm EchoStar's position, and declare that News is obligated pursuant to the Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. No assurance can be given that the Court will grant EchoStar's request for expedited relief. Further, while EchoStar believes that the Court should grant its request requiring News to loan EchoStar the $200 million, and is very confident of its position, no assurance can be given that the Court will grant that request.

     On May 9, 1997, as a result of numerous material breaches of the Agreement by News, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, seeking specific performance of the Agreement, and damages, including lost profits that were expected as a result of the transactions contemplated by the Agreement, which could exceed $5 billion. While EchoStar is confident of its position and believes it will ultimately prevail in the litigation, there can be no assurance that EchoStar will prevail, of the amount of damages EchoStar will collect if it prevails, or that timely relief will be granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     In accordance with its Agreement with News, as described above, EchoStar had expected to meet its short- and medium-term capital needs through financial commitments from News. As a result of the failure by News to honor its obligations under the Agreement, EchoStar does not currently have adequate capital to continue its contemplated business plan beyond the second quarter of 1997. EchoStar has had preliminary discussions with a number of investment banking firms to investigate alternatives to meet its short- and medium-term needs. EchoStar also intends to speak with major vendors about possible vendor financing, and with other potential strategic partners who had indicated interest in transactions with EchoStar prior to execution of the Agreement with News. While there can be no assurance, EchoStar believes that it can arrange transactions to meet its short- and medium-term obligations without material changes to its business plan. No assurance can be given that any such arrangements will be made, or that if made they will be on terms favorable to EchoStar. EchoStar intends to seek recovery from News for any costs of financing in excess of the costs of the financing committed to by News under the Agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

     REVENUE. Total revenue for the three months ended March 31, 1997 was $72.0 million, an increase of $30.5 million, or 74%, as compared to total revenue for the three months ended March 31, 1996 of $41.5 million. The increase in total revenue in 1997 was primarily attributable to the introduction of EchoStar's DISH Network-SM- service during March 1996. In the future, EchoStar expects to derive its revenue principally from DISH Network-SM- subscription television services. As of March 31, 1997, EchoStar had approximately 479,600 DISH Network-SM- subscribers.

      The increase in total revenue for the three months ended March 31, 1997 was partially offset by a decrease in international and domestic sales of C-band satellite receivers and equipment. The domestic and international demand for C-band DTH products continued to decline during the first quarter of 1997; this decline is expected to continue for the foreseeable future and had been expected by EchoStar as described below. Consistent with the increases in total revenue during the three months ended March 31,1997, EchoStar experienced a corresponding increase in trade accounts receivable at March 31, 1997. The Company expects this trend to continue as the number of DISH Network-SM- subscribers increases, and as EchoStar develops additional channels of distribution for DISH Network-SM- equipment.

     Revenue from domestic sales of DTH products and technical services decreased $19.2 million, or 80%, to $4.8 million during the three months ended March 31, 1997. Domestically, EchoStar sold approximately 173,000 satellite receivers during the three months ended March 31, 1997, as compared to approximately 45,000 receivers sold during the comparable period in 1996. Of the total number of satellite receivers sold during the three months ended March 31, 1997, approximately 171,000 were EchoStar Receiver Systems. Although there was a significant increase in the number of satellite receivers sold in the first quarter of 1997 as compared to same period in 1996, overall revenue from domestic sales of DTH products decreased as a result of the revenue recognition policy applied to DBS satellite receivers sold under EchoStar's promotions, combined with decreasing sales of, and lower prices charged for, C-band products. Included in the number of DTH satellite receivers sold during the first quarter of 1996 are sales of a competitor's DBS receiver manufactured and supplied by a third-party manufacturer. Such sales, which ceased during the second quarter of 1996 coincident with the launch of DISH Network-SM- service, totaled approximately 18,000 units during the three months ended March 31, 1996. Revenues generated from the sale of competitor DBS receivers aggregated approximately $7.7 million during the three months ended March 31, 1996. No revenue has been or will be generated from the sale of competitor DBS receivers in 1997.

     Revenue from international sales of DTH products for the three months ended March 31, 1997 was $6.9 million, a decrease of $5.8 million, or 46%, as compared to the same period in 1996. This decrease was directly attributable to a decrease in the number of analog satellite receivers sold, combined with decreased prices on products sold. Internationally, EchoStar sold approximately 53,000 analog satellite receivers in the three months ended March 31, 1997, a decrease of 30%, compared to approximately 76,000 units sold in the comparable period in 1996. Overall, EchoStar's international markets for analog DTH products continued to decline in the first quarter of 1997 as consumer anticipation of new international digital services continued to increase. This international decline in demand for analog satellite receivers, which was expected by the Company, is similar to the decline which has

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


occurred in the United States. To offset the anticipated decline in demand for analog satellite receivers, EchoStar has been negotiating with digital service providers to distribute their proprietary receivers in EchoStar's international markets. While EchoStar is actively pursuing these distribution opportunities, no assurance can be given that such negotiations will be successful.

     C-band programming revenue totaled $2.2 million for the three months ended March 31, 1997, a decrease of $1.3 million, or 37%, compared to the three months ended March 31, 1996. This decrease was primarily attributable to the industry-wide decline in demand for domestic C-band programming services. C-band programming revenue is expected to continue to decrease for the foreseeable future.

     Loan origination and participation income was $491,000 for the three months ended March 31, 1997, a decrease of $322,000 or 40%, compared to the same period in 1996. The decrease in loan origination and participation income during the three months ended March 31, 1997 was primarily due to a decrease in the number of consumer loans and leases funded. Historically, EchoStar has maintained agreements with third-party finance companies to make consumer credit available to EchoStar customers. These financing plans provide consumers the opportunity to lease or finance their EchoStar Receiver Systems, including installation costs and certain DISH Network-SM-programming packages, on competitive terms. Consumer financing provided by third parties is generally non-recourse to EchoStar. EchoStar currently maintains one such agreement which expires during 1997. The third-party finance company with which EchoStar maintains the above mentioned agreement has notified the Company that it does not intend to renew the agreement. EchoStar is currently negotiating similar agreements with other third-party finance companies. There can be no assurance that EchoStar will be successful in these negotiations, or if successful, that any such new agreements will commence prior to the termination of the existing agreement. In the event that EchoStar is unsuccessful in executing a new agreement with a third-party finance company during 1997, future loan origination income will be adversely affected and growth of the DISH Network-SM- subscriber base may be negatively impacted.

     DTH AND DISH NETWORK-SM- EXPENSES. DTH and DISH Network-SM- expenses for the three months ended March 31, 1997 aggregated $43.8 million, an increase of $7.8 million, or 22% compared to the same period in 1996. This increase is directly attributable to the introduction of DISH Network-SM-service in March 1996, partially offset by decreases in other DTH expenses. DTH products and technical services expense decreased $23.3 million, or 71%, to $9.5 million during the three months ended March 31, 1997. These expenses include the costs of C-band systems and the costs of EchoStar Receiver Systems and related components sold prior to commencement of EchoStar's promotions. Subscriber promotion subsidies aggregated $13.1 million for the three months ended March 31, 1997 and represent expenses associated with EchoStar's various promotions. DISH Network-SM- programming expenses totaled $19.4 million for the three months ended March 31, 1996. The Company expects that DISH Network-SM- programming expenses will increase in future periods in proportion to increases in the number of DISH Network-SM- subscribers. Such expenses, relative to related revenues, will vary based on the services subscribed to by DISH Network-SM- customers, the number and types of Pay-Per-View events purchased by subscribers, and the extent to which EchoStar is able to realize volume discounts from programming providers.

     C-band programming expenses totaled $1.8 million for the three months ended March 31, 1997, a decrease of $1.4 million, or 45%, as compared to the same period in 1996. This decrease is consistent with the decrease in C-band programming revenue. As previously described, domestic demand for C-band DTH products has continued to decrease as a result of the introduction and widespread consumer acceptance of DBS products and services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $32.0 million for the three months ended March 31, 1996, an increase of $21.3 million as compared to the same period in 1996. SG&A expenses as a percentage of total revenue increased to 44% for the three months ended March 31, 1997 as compared to 26% for the same period in 1996. The increase in SG&A expenses was principally attributable to: (i) increased personnel expenses as a result of introduction of DISH Network-SM- service in March 1996; (ii) marketing and advertising expenses associated with the launch and ongoing operation of the DISH Network-SM-; and
(iii) increased expenses associated with operation of DISH Network-SM- call centers and subscriber management related services. In future periods, EchoStar expects that SG&A expenses as a percentage of total revenue will decrease as subscribers are added.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA (including amortization of subscriber acquisition costs of $28.1 million) for the three months ended March 31, 1997 was negative $3.8 million, a decrease of $1.5 million, compared to negative EBITDA of $5.3 million for the same period in 1996. This decrease in negative EBITDA resulted from the factors affecting revenue and expenses discussed above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 1997, including the amortization of subscriber acquisition costs, aggregated $40.8 million, an increase of $37.4 million, as compared to the same period 1996. The increase in depreciation and amortization expenses resulted from depreciation expenses associated with EchoStar I and EchoStar II (placed in service during the first quarter of 1996, and the fourth quarter of 1996, respectively), and amortization of subscriber acquisition costs.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $18.3 million for the three months ended March 31, 1997, an increase of $14.9 million, as compared to the same period 1996. The increase in other expense in the first quarter of 1997 resulted primarily from an increase in interest expense associated with the March 1996 issuance of the ESBC Notes.

     INCOME TAX BENEFIT. The decrease in the income tax benefit of $4.8 million (from $4.8 million for the three months ended March 31, 1996 to an income tax provision of $19,000 for the three months ended March 31, 1997) principally resulted from EchoStar's decision to fully reserve the first quarter addition to its net deferred tax asset. EchoStar's net deferred tax assets (approximately $66.8 million at March 31, 1997) relate to temporary differences for amortization of original issue discount on the Dish and ESBC Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the magnitude of its reserve may change.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures, including expenditures for satellite systems under construction, totaled $16.0 million and $42.6 million during the three months ended March 31, 1996 and 1997, respectively. During the three months ended March 31, 1997, net cash flows used in operations totaled $5.3 million compared to $7.8 million provided by operations for the three months ended March 31, 1996. EchoStar anticipates that its capital expenditure and working capital requirements, including subscriber acquisition costs, will increase substantially throughout 1997 as it aggressively builds its DISH Network-SM- subscriber base, and as it constructs, launches and deploys additional satellites in connection with its DBS business.

     Effective June 1, 1997, EchoStar will allow independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (the "1997 Promotion"). Unlike the "EchoStar Promotion," which requires consumers to purchase a prepaid one-year subscription to the DISH Network's-SM- America's Top 50 CD-SM- programming package for $300, the 1997 Promotion will allow consumers to subscribe to the DISH Network's-SM- various programming offerings on a month-to-month basis. While there can be no assurance, EchoStar believes that the 1997 Promotion may significantly increase consumer demand for DISH Network-SM- services.

     The 1997 Promotion will significantly increase EchoStar's working capital requirements. At commencement of the 1997 Promotion, transaction proceeds, which will vary dependent on the type of EchoStar Receiver System purchased and the number of additional outlet receivers purchased, are expected to approximate $225 to $275 per new subscriber. Transaction costs, consisting of costs of goods sold and activation fees and bonuses paid to dealers and distributors, are expected to range from $425 to $500 per new subscriber upon commencement of the 1997 Promotion. Thus, each subscriber initially added pursuant to the 1997 Promotion will result in a net use of cash of approximately $200 to $275. Comparatively, the EchoStar Promotion, which will continue to be available to consumers, results in approximately breakeven net cash flows at the time of subscriber activation. EchoStar expects that transaction costs associated with both the EchoStar and 1997 Promotions will decrease during the remainder of 1997 as additional cost reductions for EchoStar Receiver Systems are realized.

     The excess of transaction costs over related proceeds will be recognized as subscriber promotion subsidies in the Company's statements of operations. EBITDA in future periods will be negatively affected to the extent that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


a larger portion of future subscriber additions result from the 1997 Promotion rather than from the EchoStar Promotion. This adverse EBITDA impact will result from the immediate recognition of all transaction costs at activation under the 1997 Promotion. Comparatively, a portion of EchoStar Promotion transaction costs are deferred and amortized over the initial prepaid subscription period.

     In addition to the working capital requirements discussed above, during the remainder of 1997 EchoStar expects to expend: (i) approximately $99.7 million in connection with the launch, insurance and deployment of EchoStar III and EchoStar IV; (ii) approximately $34.0 million related to the construction of EchoStar III and EchoStar IV; and (iii) approximately $12.9 million for debt service relating to contractor financing of EchoStar I, EchoStar II and EchoStar III. Expected capital expenditures may increase in the event of delays, cost overruns, increased costs associated with certain potential change orders under the Company's satellite or launch contracts, or a change in launch providers.

     EchoStar's 1997 working capital, capital expenditure and debt service requirements are expected to be funded from existing cash and marketable investment securities balances, balances held in the ESBC Notes Escrow, cash generated from operations, and additional debt, equity or other financing. The Company anticipates that additional financing (which may be in the form of interim financing as described below) will be necessary prior to June 30, 1997. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all. Further increases in subscriber acquisition costs, inadequate supplies of DBS receivers, or significant launch delays or failures would significantly and adversely affect EchoStar's operating results and financial condition.

     In accordance with its Agreement with News, as previously described above, EchoStar had expected to meet its short- and medium-term capital needs through financial commitments from News. As a result of the failure by News to honor its obligations under the Agreement, EchoStar does not currently have adequate capital to continue its contemplated business plan beyond the second quarter of 1997. EchoStar has had preliminary discussions with a number of investment banking firms to investigate alternatives to meet its short- and medium-term needs. EchoStar also intends to speak with major vendors about possible vendor financing, and with other potential strategic partners who had indicated interest in transactions with EchoStar prior to execution of the Agreement with News. While there can be no assurance, EchoStar believes that it can arrange transactions to meet its short- and medium-term obligations without material changes to its business plan. No assurance can be given that any such arrangements will be made, or that if made they will be on terms favorable to EchoStar. EchoStar intends to seek recovery from News for any costs of financing in excess of the costs of the financing committed to by News under the Agreement.

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

     EchoStar expects that its net losses will continue as it builds its subscription television business such that negative stockholders' equity will result during the second quarter of 1997 unless it receives additional equity financing. Although a negative equity position has significant implications, including, but not limited to, non-compliance with Nasdaq National Market listing criteria, EchoStar believes that such event will not materially affect

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


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

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 simplifies the requirements for reporting earnings per share ("EPS") by requiring companies only to report "basic" and "diluted" EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 but requires retroactive restatement upon adoption. EchoStar will adopt SFAS No. 128 in the fourth quarter of 1997. EchoStar does not believe such adoption will have a material effect on either its previously reported or future results of operations.

     In March 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which continues the existing requirements of APB No. 15 but expands the number of companies subject to portions of its requirements. Specifically, SFAS No. 129 requires that entities previously exempt from the requirements of APB No. 15 disclose the pertinent rights and privileges of all securities other than ordinary common stock. SFAS No. 129 is effective for periods ending after December 15, 1997. EchoStar was not exempt from APB No. 15; accordingly, the adoption of SFAS No. 129 will not have any effect on EchoStar.

                         PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

     On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS license for 28 frequencies at 110DEG. West Longitude awarded to MCI Communications Corporation during a Federal Communications Commission auction during 1996. Subsequently, the parties discussed, and agreed upon, potentially mutually agreeable changes to the structure of the transactions. However, during late April 1997, substantial disagreements arose between the parties regarding their obligations under the Agreement.

     On May 8, 1997 EchoStar filed a Complaint in the United States District Court for the District of Colorado (the "Court"), Civil Action No. 97-960, requesting that the Court confirm EchoStar's position, and declare that News is obligated pursuant to the Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. No assurance can be given that the Court will grant EchoStar's request for expedited relief. Further, while EchoStar believes that the Court should grant its request requiring News to loan EchoStar the $200 million, and is very confident of its position, no assurance can be given that the Court will grant that request.

     On May 9, 1997, as a result of numerous material breaches of the Agreement by News, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, seeking specific performance of the Agreement, and damages, including lost profits that were expected as a result of the transactions contemplated by the Agreement, which could exceed $5 billion. While EchoStar is confident of its position and believes it will ultimately prevail in the litigation, there can be no assurance that EchoStar will prevail, of the amount of damages EchoStar will collect if it prevails, or that timely relief will be granted.

     On September 26, 1996, EchoStar Satellite Corporation ("ESC") filed suit against Sagem, S.A., ("Sagem") a French corporation, in connection with a manufacturing agreement entered into in April 1995. Sagem, Inc., a wholly owned subsidiary of Sagem, was added as a party to the litigation in a subsequent amendment. Under the agreements between the parties, Sagem and Sagem, Inc. were to provide 560,000 digital satellite receivers to ESC throughout 1995 and 1996. Sagem and Sagem, Inc. failed to deliver any production receivers to ESC. ESC thereafter terminated the agreements between the parties. ESC brought claims against Sagem and Sagem, Inc. for breach of contract and declaratory relief. ESC sought return of a $10.0 million down payment made to Sagem, $15.0 million placed in escrow with Bank of America, a $373,000 prepayment made to Sagem, Inc. for finished goods, contractual late fees, lost profits, interest, attorneys' fees, costs, and expenses. Sagem and Sagem, Inc. filed counterclaims seeking damages of approximately $25.0 million. On April 25, 1997, ESC and Sagem executed a settlement and release agreement under which Sagem agreed to return the $10.0 million down payment made to Sagem and agreed to release the $15.0 million placed in escrow with Bank of America. ESC and Sagem have released all claims against each other.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

       2.1 Binding Letter Agreement dated February 19, 1997 between The News Corporation Limited and EchoStar Communications Corporation.

       23     Consent of Independent Public Accountants.

       27     Financial Data Schedule.

    (b)  Reports on Form 8-K

            (i) A Report on Form 8-K dated February 20, 1997 was filed to report under Item 5, Other Events, the execution of a binding Letter Agreement between EchoStar Communications Corporation and The News Corporation Limited.

           (ii) A Report on Form 8-K dated April 28, 1997 was filed to report under Item 5, Other Events, the delay of regulatory filings in connection with a binding Letter Agreement between EchoStar Communications Corporation and The News Corporation Limited.

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ECHOSTAR COMMUNICATIONS CORPORATION


                          By: /s/ STEVEN B. SCHAVER
                             ---------------------------------------------------
                             Steven B. Schaver
                             Chief Operating Officer and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)


                          By: /s/ JOHN R. HAGER
                             ---------------------------------------------------
                             John R. Hager
                             Controller
                             (PRINCIPAL ACCOUNTING OFFICER)



Date:  May 12, 1997