Form 10-Q
period 1997-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 1997-08-12
CIK 1001082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to                 .
                                    ---------------    ----------------

                        Commission file number 0-26176

                      ECHOSTAR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                 NEVADA                                          88-0336997
     (State or other jurisdiction of                          (I.R.S. employer
      incorporation or organization)                         identification no.)

       90 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                                      80112
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

     AS OF AUGUST 8, 1997, THE REGISTRANT'S OUTSTANDING VOTING STOCK CONSISTED OF 11,821,563 SHARES OF CLASS A COMMON STOCK, 29,804,401 SHARES OF CLASS B COMMON STOCK, AND 1,616,681 SHARES OF 8% SERIES A CUMULATIVE PREFERRED STOCK, EACH $0.01 PAR VALUE.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                          PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          December 31, 1996 and June 30, 1997 (Unaudited) . . . . . . . . .    1

        Condensed Consolidated Statements of Operations -
          Three and six months ended June 30, 1996 and 1997 (Unaudited) . .    2

        Condensed Consolidated Statements of Cash Flows -
          Three and six months ended June 30, 1996 and 1997 (Unaudited) . .    3

        Notes to Condensed Consolidated Financial Statements (Unaudited). .    4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . .    9


                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . None

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . None

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . None

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . None

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .   18



  DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                           DECEMBER 31,     JUNE 30,
                                                                              1996            1997
                                                                          --------------------------
ASSETS                                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . $   39,231     $  182,852
  Marketable investment securities . . . . . . . . . . . . . . . . . . . .     18,807          4,952
  Trade accounts receivable, net of allowance
    for uncollectible accounts of $1,494 and
    $1,834, respectively . . . . . . . . . . . . . . . . . . . . . . . . .     13,516         29,475
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     72,767         63,043
  Income tax refund receivable . . . . . . . . . . . . . . . . . . . . . .      4,830            145
  Subscriber acquisition costs, net. . . . . . . . . . . . . . . . . . . .     68,129         68,584
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     18,356         10,177
                                                                           -------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    235,636        359,228
Restricted Cash and Marketable Investment Securities:
  1996 Notes escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . .     47,491             --
  Satellite Escrow . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --        112,086
  Interest Escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --        109,084
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,800          8,445
                                                                           -------------------------
Total restricted cash and marketable investment securities . . . . . . . .     79,291        229,615
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .    590,621        728,237
FCC authorizations, net. . . . . . . . . . . . . . . . . . . . . . . . . .     72,667         94,386
Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     79,339         79,339
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .     83,826         43,675
                                                                           -------------------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,141,380     $1,534,480
                                                                           -------------------------
                                                                           -------------------------

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . $   40,819     $   49,752
  Deferred programming and product revenue -
    DISH Network subscriber promotions . . . . . . . . . . . . . . . . . .     97,959        117,121
  Deferred revenue - DISH Network. . . . . . . . . . . . . . . . . . . . .      4,407          5,269
  Deferred revenue - C-band. . . . . . . . . . . . . . . . . . . . . . . .        734            588
  Accrued satellite costs. . . . . . . . . . . . . . . . . . . . . . . . .         --         32,950
  Accrued expenses and other current liabilities . . . . . . . . . . . . .     30,495         45,236
  Deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . .     12,563         12,198
  Current portion of long-term obligations . . . . . . . . . . . . . . . .     11,334         12,332
                                                                           -------------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .    198,311        275,446

Long-term obligations, net of current portion:
  Long-term deferred signal carriage  revenue. . . . . . . . . . . . . . .      5,949          7,366
  1994 Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    437,127        467,210
  1996 Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    386,165        411,256
  1997 Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --        375,000
  Mortgage and other notes payable, net of current portion . . . . . . . .     51,428         45,379
  Other long-term obligations. . . . . . . . . . . . . . . . . . . . . . .      1,203          5,691
                                                                           -------------------------
Total long-term obligations, net of current portion. . . . . . . . . . . .    881,872      1,311,902
                                                                           -------------------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .  1,080,183      1,587,348

Commitments and Contingencies (Note 8)

Stockholders' Equity:
  Preferred Stock, 20,000,000 shares authorized,
    1,616,681 shares of 8% Series A Cumulative
    Preferred Stock issued and outstanding, including
    accrued dividends of $3,347 and $3,949, respectively . . . . . . . . .     18,399         19,001
  Class A Common Stock, $.01 par value, 200,000,000
    shares authorized, 11,115,582 and 11,821,513 shares
    issued and outstanding, respectively . . . . . . . . . . . . . . . . .        111            118
  Class B Common Stock, $.01 par value, 100,000,000
    shares authorized, 29,804,401 shares issued
    and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . .        298            298
  Class C Common Stock, $.01 par value, 100,000,000 shares
    authorized, none outstanding. . . . .                                        --
  Common Stock Warrants. . . . . . . . . . . . . . . . . . . . . . . . . .         16             11
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .    158,113        170,701
  Unrealized holding gains (losses) on available-for-sale
    securities, net of deferred taxes. . . . . . . . . . . . . . . . . . .        (11)           (11)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .   (115,729)      (242,986)
                                                                           -------------------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .     61,197       ( 52,868)
                                                                           -------------------------
      Total liabilities and stockholders' equity . . . . . . . . . . . . . $1,141,380     $1,534,480
                                                                           -------------------------
                                                                           -------------------------


    See accompanying Notes to Condensed Consolidated Financial Statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------   -------------------------
                                                              1996        1997            1996         1997
                                                         ---------------------------   -------------------------
REVENUE:
  DTH products and technical services . . . . . . . . .     $ 60,458    $ 21,987        $ 97,199     $  33,649
  DISH Network promotions - subscription
    television services and products                              --      43,943              --        76,251
  DISH Network subscription television services . . . .        5,582      32,189           6,046        57,588
  C-band programming. . . . . . . . . . . . . . . . . .        3,194       1,916           6,643         4,079
  Loan origination and participation income . . . . . .        4,290         787           5,103         1,278
                                                         ---------------------------   -------------------------
Total revenue . . . . . . . . . . . . . . . . . . . . .       73,524     100,822         114,991       172,845

EXPENSES:
  DTH products and technical services . . . . . . . . .       57,528      18,231          90,278        27,718
  DISH Network programming. . . . . . . . . . . . . . .        1,664      25,834           1,769        45,259
  C-band programming. . . . . . . . . . . . . . . . . .        2,880       1,545           6,058         3,308
  Selling, general and administrative . . . . . . . . .       19,083      34,362          29,816        66,389
  Subscriber promotion subsidies. . . . . . . . . . . .           --      17,871              --        31,013
  Amortization of subscriber acquisition costs. . . . .           92      33,316              92        61,418
  Depreciation and amortization . . . . . . . . . . . .        6,334      12,684           9,664        25,357
                                                         ---------------------------   -------------------------
Total expenses. . . . . . . . . . . . . . . . . . . . .       87,581     143,843         137,677       260,462
                                                         ---------------------------   -------------------------

Operating loss. . . . . . . . . . . . . . . . . . . . .      (14,057)    (43,021)        (22,686)      (87,617)

Other Income (Expense):
  Interest income . . . . . . . . . . . . . . . . . . .        6,706       1,571           9,383         3,343
  Interest expense, net of amounts capitalized. . . . .      (27,141)    (22,197)        (33,184)      (42,043)
  Other . . . . . . . . . . . . . . . . . . . . . . . .         (117)       (117)           (134)         (294)
                                                         ---------------------------   -------------------------
Total other income (expense). . . . . . . . . . . . . .      (20,552)    (20,743)        (23,935)      (38,994)
                                                         ---------------------------   -------------------------

Loss before income taxes. . . . . . . . . . . . . . . .      (34,609)    (63,764)        (46,621)     (126,611)
Income tax benefit (provision), net . . . . . . . . . .       12,055         (25)         16,846           (44)
                                                         ---------------------------   -------------------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .     $(22,554)   $(63,789)       $(29,775)    $(126,655)
                                                         ---------------------------   -------------------------
                                                         ---------------------------   -------------------------

Loss attributable to common shares. . . . . . . . . . .     $(22,855)   $(64,090)       $(30,377)    $(127,257)
                                                         ---------------------------   -------------------------
                                                         ---------------------------   -------------------------

Weighted-average common shares outstanding. . . . . . .       40,432      41,604          40,404        41,265
                                                         ---------------------------   -------------------------
                                                         ---------------------------   -------------------------

Loss per common and common equivalent share . . . . . .     $(  0.57)   $(  1.54)       $(  0.75)    $(   3.08)
                                                         ---------------------------   -------------------------
                                                         ---------------------------   -------------------------


    See accompanying Notes to Condensed Consolidated Financial Statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                           1996           1997
                                                                        -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ (29,775)     $(126,655)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . .     9,664         25,357
      Amortization of subscriber acquisition costs. . . . . . . . . . .        92         61,418
      Deferred income tax benefit . . . . . . . . . . . . . . . . . . .   (11,534)          (365)
      Amortization of debt discount and deferred financing costs. . . .    24,530         38,731
      Change in reserve for excess and obsolete inventory . . . . . . .       634          1,987
      Change in long-term deferred signal carriage revenue. . . . . . .     4,163          1,417
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (666)         4,542
  Changes in current assets and current liabilities, net. . . . . . . .   (17,163)       (15,623)
                                                                        -------------------------
Net cash flows used in operating activities . . . . . . . . . . . . . .   (20,055)        (9,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities . . . . . . . . . . . .   (44,782)        (4,706)
  Sales of marketable investment securities . . . . . . . . . . . . . .    15,479         18,561
  Purchases of restricted marketable investment securities. . . . . . .    (9,800)        (1,645)
  Purchases of property and equipment . . . . . . . . . . . . . . . . .    (7,537)       (19,129)
  Offering proceeds and investment earnings placed in escrow. . . . . .  (181,778)      (221,654)
  Funds released from escrow accounts and restricted cash - other . . .    71,545         72,975
  Expenditures for satellite systems under construction . . . . . . . .   (73,932)       (47,975)
  Investment in convertible subordinated debentures from SSET . . . . .        --           (500)
  Investment in convertible subordinated debentures from DBSI . . . . .    (3,000)            --
  Long-term notes receivable from DBSC. . . . . . . . . . . . . . . . .   (12,500)            --
  Expenditures for FCC authorizations . . . . . . . . . . . . . . . . .   (13,652)          (129)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (478)
                                                                        -------------------------
Net cash flows used in investing activities . . . . . . . . . . . . . .  (259,957)      (204,680)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of 1996 Notes. . . . . . . . . . . . . . .   337,043             --
  Net proceeds from issuance of 1997 Notes. . . . . . . . . . . . . . .        --        362,500
  Repayments of mortgage indebtedness and notes payable . . . . . . . .    (1,082)        (5,551)
  Stock options exercised . . . . . . . . . . . . . . . . . . . . . . .       722            543
                                                                        -------------------------
Net cash flows provided by financing activities . . . . . . . . . . . .   336,683        357,492
                                                                        -------------------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . .    56,671        143,621
Cash and cash equivalents, beginning of period. . . . . . . . . . . . .    21,754         39,231
                                                                        -------------------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . $  78,425      $ 182,852
                                                                        -------------------------
                                                                        -------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized. . . . . . . . . . $   7,953      $   2,352
  Cash paid for income taxes. . . . . . . . . . . . . . . . . . . . . .        --             --
  8% Series A Cumulative Preferred Stock dividends. . . . . . . . . . .       602            602
  Accrued satellite construction costs. . . . . . . . . . . . . . . . .        --         32,950
  Satellite launch payment for EchoStar II applied
    to EchoStar I launch. . . . . . . . . . . . . . . . . . . . . . . .    15,000             --
  Increase in note payable for deferred satellite construction
    payments for EchoStar I . . . . . . . . . . . . . . . . . . . . . .     3,167             --
  Employee incentives funded by issuance of Class A Common Stock. . . .         8             20

  The purchase price of DBSC was allocated as follows in
    the related purchase accounting:
      EchoStar III satellite under construction . . . . . . . . . . . .        --         51,321
      FCC authorizations. . . . . . . . . . . . . . . . . . . . . . . .        --         12,500
      Accounts payable and accrued expenses . . . . . . . . . . . . . .        --          1,946
      Notes payable to EchoStar and subsidiaries. . . . . . . . . . . .        --         46,000
      Accrued interest due EchoStar and subsidiaries. . . . . . . . . .        --          3,382
      Other notes payable . . . . . . . . . . . . . . . . . . . . . . .        --            500
      Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         11,993

    See accompanying Notes to Condensed Consolidated Financial Statements.

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     EchoStar Communications Corporation ("ECC"), together with its subsidiaries ("EchoStar" or the "Company"), is primarily engaged in the operation of a direct broadcast satellite ("DBS") subscription television service (the "DISH Network"), which commenced operations in March 1996. The DISH Network currently provides approximately 120 channels of digital video programming and over 30 channels of CD quality audio programming to consumers throughout the continental United States. In addition to the DISH Network, EchoStar designs, manufactures, distributes and installs satellite direct-to-home ("DTH") products, distributes domestic DTH programming, and provides consumer financing of EchoStar's DISH Network and domestic DTH products and services. EchoStar's primary business objective is to become one of the leading providers of subscription television and other satellite-delivered services in the United States. EchoStar had approximately 590,000 subscribers to DISH Network programming as of June 30, 1997.

RECENT DEVELOPMENTS

1997 NOTES OFFERING

     As more fully described in Note 7, on June 25, 1997, EchoStar DBS Corporation ("DBS Corp"), a wholly-owned subsidiary of EchoStar, consummated an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes Offering resulted in net proceeds to the Company of approximately $362.5 million. Interest on the 1997 Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. Approximately $109.0 million of the net proceeds of the 1997 Notes Offering were placed in an escrow account to fund the first five semi-annual interest payments (through January 1, 2000). The 1997 Notes were issued in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The Company agreed to exchange the privately issued notes for publicly registered notes and on July 23, 1997 filed a registration statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission. Upon the effectiveness of the Registration Statement, the Company will make an offer to exchange the 1997 Notes for publicly registered notes with substantially identical terms (including principal amount, interest rate, maturity, security and ranking). Prior to consummation of the 1997 Notes Offering, EchoStar contributed (the "Contribution") all of the outstanding capital stock of its wholly-owned subsidiary EchoStar Satellite Broadcasting Corporation ("ESBC") to DBS Corp. As a result of the Contribution, ESBC is a wholly-owned subsidiary of DBS Corp.

NEWS CORPORATION LITIGATION

     On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110-DEG- West Longitude
("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million at a Federal Communications Commission ("FCC") auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

     During May 1997, EchoStar initiated litigation alleging, among other things, breach of contract, failure to act in good faith, and other causes of action. News has denied all of EchoStar's material allegations and has asserted numerous counterclaims against EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation.

POTENTIAL NASDAQ DELISTING

     EchoStar's Class A Common Stock is listed on the Nasdaq National Market. In order for an issuer to continue to have one of its securities designated as a Nasdaq National Market security, the issuer of the security must meet certain maintenance criteria. As of June 30, 1997, EchoStar's net tangible assets do not meet the Nasdaq National Market maintenance criteria, and EchoStar's capital and surplus are not sufficient to meet the Nasdaq SmallCap Market

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


maintenance criteria. EchoStar's negative net tangible assets were anticipated in its business plan and are the direct result of EchoStar financing its growth through debt financing, which the Company believes will ultimately result in a lower cost of capital as compared to equity financing. Because EchoStar does not satisfy either the Nasdaq National Market or SmallCap Market listing criteria, EchoStar's Class A Common Stock may be delisted by the National Association of Securities Dealers, Inc. (the "NASD"), unless an exception is granted. If delisting occurs, EchoStar expects to request a review of the delisting by a Committee of the NASD Board of Governors. The Committee may grant or deny continued designation on the basis of a written submission and any additional data it deems relevant. Determinations of the Committee may be appealed to the NASD Board of Governors. If an exception were not granted from Nasdaq delisting, trading in EchoStar's Class A Common Stock would thereafter likely be conducted in the over-the-counter market. If this were to occur, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the price of, EchoStar's Class A Common Stock. Delisting may result in a decline in the trading market for EchoStar's Class A Common Stock, which, among other things, could potentially depress EchoStar's stock and bond prices and impair EchoStar's ability to obtain additional financing. While there can be no assurance, based upon informal discussions with the NASD during which EchoStar explained the primary factor contributing to its negative net tangible asset position was the effect of debt versus equity financing, EchoStar is optimistic that it will be granted an exception from delisting.

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1996 and June 30, 1997 principally consisted of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

INCOME TAXES

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that the tax benefit of net operating losses ("NOLs") for financial reporting purposes be recorded as an asset and that deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. To the extent that management assesses the realization of deferred tax assets to be less than "more likely than not," a valuation reserve is established. EchoStar has fully reserved the 1997 additions to its deferred tax assets.

NET LOSS ATTRIBUTABLE TO COMMON SHARES

     Net loss attributable to common shares is calculated based on the weighted-average number of shares of common stock issued and outstanding during the respective periods. Common stock equivalents (warrants and

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


employee stock options) are excluded as they are antidilutive. Net loss attributable to common shares is also adjusted for cumulative dividends on the 8% Series A Cumulative Preferred Stock.

3.   RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

     Restricted cash and marketable investment securities held in escrow accounts, as reflected in the accompanying condensed consolidated balance sheets, represent cash restricted by the indenture associated with the 1997 Notes and the remaining restricted cash proceeds from the 1996 Notes Offering, plus investment earnings, less amounts expended to date. A portion of the proceeds from the 1997 Notes Offering are held in two separate escrow accounts (the "Interest Escrow" and the "Satellite Escrow") as required by the related indenture. Restricted cash and marketable investment securities are invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the respective indentures.

     Other restricted cash includes balances totaling $5.7 million at December 31, 1996 and June 30, 1997, respectively, which was restricted to satisfy certain covenants in the 1994 Notes Indenture regarding launch insurance for EchoStar II. In addition, as of December 31, 1996, $15.0 million was held in escrow relating to a non-performing manufacturer of DBS receivers (see Note 8). Also, as of December 31, 1996, $10.0 million was on deposit in a separate escrow account established, pursuant to an additional DBS receiver manufacturing agreement, to provide for EchoStar's future payment obligations. The $15.0 million and $10.0 million deposits were both released from these escrow accounts in May 1997.

4.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                     DECEMBER 31,    JUNE 30,
                                                        1996           1997
                                                     --------------------------
                                                                    (UNAUDITED)

     EchoStar Receiver Systems . . . . . . . . . . .   $32,799        $46,499
     DBS receiver components . . . . . . . . . . . .    15,736         15,201
     Consigned DBS receiver components . . . . . . .    23,525          2,681
     Finished goods - International. . . . . . . . .     3,491          4,181
     Finished goods - C-band . . . . . . . . . . . .       600            359
     Spare parts and other . . . . . . . . . . . . .     2,279          1,771
     Reserve for excess and obsolete inventory . . .    (5,663)        (7,649)
                                                     --------------------------
                                                       $72,767        $63,043
                                                     --------------------------
                                                     --------------------------

5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                         DECEMBER 31,    JUNE 30,
                                                LIFE        1996           1997
                                             --------------------------------------
                                             (IN YEARS)                 (UNAUDITED)
     EchoStar I. . . . . . . . . . . . . . .     12       $201,607      $201,607
     EchoStar II . . . . . . . . . . . . . .     12        228,694       228,694
     Furniture, fixtures and equipment . . .    2-12        72,945        82,083
     Buildings and improvements. . . . . . .    7-40        26,035        27,488
     Tooling and other . . . . . . . . . . .     2           3,253         3,781
     Land. . . . . . . . . . . . . . . . . .     --          2,295         2,317
     Vehicles. . . . . . . . . . . . . . . .     7           1,323         1,334
     Construction in progress. . . . . . . .     --         89,733       241,189
                                                         --------------------------
     Total property and equipment. . . . . .               625,885       788,493
     Accumulated depreciation. . . . . . . .               (35,264)      (60,256)
                                                         --------------------------
     Property and equipment, net . . . . . .              $590,621      $728,237
                                                         --------------------------
                                                         --------------------------

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


          Construction in progress consists of the following (in thousands):

                                                              DECEMBER 31,      JUNE 30,
                                                                 1996            1997
                                                              ---------------------------
                                                                              (UNAUDITED)
          Progress amounts for satellite construction,
            launch, launch insurance, capitalized interest,
            and launch and in-orbit tracking, telemetry and
            control services
          EchoStar III. . . . . . . . . . . . . . . . . . .    $29,123        $151,570
          EchoStar IV . . . . . . . . . . . . . . . . . . .     56,320          77,002
          Other . . . . . . . . . . . . . . . . . . . . . .      4,290          12,617
                                                              ---------------------------
                                                               $89,733        $241,189
                                                              ---------------------------
                                                              ---------------------------

6.   OTHER NONCURRENT ASSETS

          Other noncurrent assets consist of the following (in thousands):

                                                              DECEMBER 31,      JUNE 30,
                                                                 1996            1997
                                                              ---------------------------
                                                                              (UNAUDITED)
          Notes receivable from DBSC, including
            accrued interest of $3,382 and $0,
            respectively. . . . . . . . . . . . . . . . . . .   $49,382        $     --
          Deferred debt issuance costs. . . . . . . . . . . .    21,284          33,619
          SSET convertible subordinated debentures. . . . . .     3,649           4,075
          Investment in DBSC. . . . . . . . . . . . . . . . .     4,044              --
          DBSI convertible subordinated debentures. . . . . .     4,640           4,640
          Other, net. . . . . . . . . . . . . . . . . . . . .       827           1,341
                                                              ---------------------------
                                                                $83,826        $ 43,675
                                                              ---------------------------
                                                              ---------------------------

     In January 1997, EchoStar acquired the remaining 60% of Direct Broadcasting Satellite Corporation ("DBSC"), a Delaware corporation, which it did not previously own. DBSC's principal assets include an FCC conditional construction permit and specific orbital slot assignments for certain DBS frequencies. Through the date of the merger, EchoStar had advanced DBSC a total of $46.0 million to enable it to meet commitments under a satellite ("EchoStar III") construction contract. This transaction was accounted for as a purchase and the excess of the purchase price over the fair value of DBSC's tangible assets was allocated to DBSC's FCC authorizations. Upon consummation of the DBSC merger, the notes receivable from DBSC and EchoStar's investment in DBSC were eliminated in consolidation. Through June 30, 1997, EchoStar has issued approximately 647,000 shares of its Class A Common Stock (and expects to issue an additional 11,000 shares) to acquire the remaining 60% of DBSC which it did not previously own.

7.   1997 NOTES

     On June 25, 1997, DBS Corp completed the 1997 Notes Offering consisting of $375.0 million aggregate principal amount of the 1997 Notes. The 1997 Notes Offering resulted in net proceeds to DBS Corp of approximately $362.5 million (after payment of underwriting discounts and other issuance costs aggregating approximately $12.5 million). The 1997 Notes bear interest at a rate of 12 1/2%, computed semi-annually. Interest on the 1997 Notes will be payable in cash semi-annually on January 1 and July 1 of each year, with the first interest payment due January 1, 1998. Approximately $109.0 million of the net proceeds of the 1997 Notes Offering were placed in the Interest Escrow account to fund the first five semi-annual interest payments (through January 1, 2000). Approximately $112.0 million of the net proceeds of the 1997 Notes Offering were placed in the Satellite Escrow account to fund the construction launch and insurance of EchoStar IV.

The 1997 Notes mature on July 1,
2002.

     The 1997 Notes rank PARI PASSU in right of payment with all senior indebtedness of DBS Corp. The 1997 Notes are guaranteed on a subordinated basis by DBS Corp's parent, EchoStar, and, contingent upon the occurrence of certain events, will be guaranteed by ESBC and Dish, Ltd. and certain other subsidiaries of DBS Corp and EchoStar. The 1997 Notes are secured by liens on the capital stock of DBS Corp, EchoStar IV, and certain other assets of DBS Corp and EchoStar. Although the 1997 Notes are titled "Senior:" (i) DBS Corp has not issued, and does not have any plans to issue, any significant indebtedness to which the 1997 Notes would be senior; and (ii) the 1997 Notes are effectively subordinated to all liabilities of ECC (except liabilities to general creditors). In addition, the ability of Dish, Ltd. to make distributions to DBS Corp is severely limited by the terms of an indenture to which it is subject, and the cash flow generated by the assets and operations of DBS Corp's subsidiaries will only be available to satisfy DBS

              ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Corp's obligations on the 1997 Notes to the extent that such subsidiaries are able to make distributions, directly or indirectly, to DBS Corp.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 1997 Notes are not redeemable at DBS Corp's option prior to July 1, 2000. Thereafter, the 1997 Notes will be subject to redemption, at the option of DBS Corp, in whole or in part, at redemption prices decreasing from 106.25% during the year commencing July 1, 2000 to 100% on or after July 1, 2002, together with accrued and unpaid interest thereon to the redemption date.

     The 1997 Notes Indenture contains restrictive covenants that, among other things, impose limitations on the ability of DBS Corp to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to DBS Corp's subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, DBS Corp may pay dividends on its equity securities only if: (1) no default is continuing under the 1997 Notes Indenture; and (2) after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), DBS Corps's ratio of total indebtedness to cash flow (calculated in accordance with the 1997 Notes Indenture) would not exceed 6.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the 1997 Notes Indenture) minus 150% of consolidated interest expense of DBS Corp (calculated in accordance with the 1997 Notes Indenture) plus an amount equal to 100% of the aggregate net cash proceeds received by DBS Corp and its subsidiaries from the issuance or sale of equity interests of DBS Corp or EchoStar (other than equity interests sold to a subsidiary of DBS Corp or EchoStar, since June 25, 1997).

     In the event of a change of control, as defined in the 1997 Notes Indenture, DBS Corp will be required to make an offer to repurchase all of the 1997 Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

8.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The Company has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured to its specifications. As of June 30, 1997, remaining commitments total approximately $141.7 million and the total of all outstanding purchase order commitments with domestic and foreign suppliers was $148.1 million. All of the purchases related to these commitments are expected to be made during 1997. The Company expects to finance these purchases from unrestricted cash and additional cash flows generated from sales of DISH Network programming and related DBS inventory. EchoStar expects that its 1997 purchases of DBS satellite receivers and related components will significantly exceed its existing contractual commitments. In addition to the above, EchoStar will expend $192.6 million between June 30, 1997 and the first quarter of 1998 to complete the construction phase (including applicable insurance) and launch of EchoStar III and its fourth DBS satellite ("EchoStar IV").

OTHER RISKS AND CONTINGENCIES

     The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OF OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE UNAVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE THE COMPANY'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE INABILITY OF THE COMPANY TO OBTAIN NECESSARY SHAREHOLDER AND BOND-HOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS; THE INABILITY OF THE COMPANY TO OBTAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION ("FCC"); GENERAL BUSINESS AND ECONOMIC CONDITIONS, AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS, WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," OR "INTENDS" TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.


OVERVIEW

        EchoStar Communications Corporation ("EchoStar" or the "Company") currently operates four related businesses: (i) operation of the DISH Network (which commenced commercial operation in March 1996) and the related digital broadcast center, and DBS satellites (collectively the "EchoStar DBS System"); (ii) design, manufacture, marketing, installation and distribution of various DTH products worldwide (including EchoStar's DBS set-top boxes, receive antennas and other related components (collectively, "EchoStar Receiver Systems") and C-band systems); (iii) domestic distribution of DTH programming services; and (iv) consumer financing of EchoStar's domestic products and programming services. EchoStar expects to derive its future revenue principally from periodic subscription fees for DISH Network programming and, to a lesser extent, from the sale of DBS equipment. The growth of DBS service and equipment sales has had, and will continue to have, a material negative impact on EchoStar's domestic sales of C-band DTH products. EchoStar expects the decline in its sales of domestic C-band DTH products to continue.

        On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110-Registered Trademark- West Longitude ("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million at an FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

        During May 1997, EchoStar initiated litigation alleging, among other things, breach of contract, failure to act in good faith, and other causes of action. News has denied all of EchoStar's material allegations and has asserted numerous counterclaims against EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation.

        In accordance with the News Agreement, EchoStar had expected to meet its short-and medium-term capital needs through financial commitments from News. As a result of the failure by News to honor its obligations under the News Agreement, EchoStar was required to raise additional capital to continue its contemplated business plan. Accordingly, in June 1997, EchoStar DBS Corporation ("DBS Corp"), a wholly-owned subsidiary of EchoStar, consummated an offering (the "1997 Notes Offering") of 12 1/2 % Senior Secured Notes due 2002 (the "1997 Notes") resulting in net proceeds to the Company of approximately $362.5 million, including approximately $109.0 million restricted to fund interest payments on the 1997 Notes through January 1, 2000. EchoStar intends to seek recovery from News for any costs of financing, including those costs associated with the 1997 Notes Offering, in excess of the costs of the financing committed to by News under the News Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996.

        REVENUE. Total revenue for the three months ended June 30, 1997 was $100.8 million, an increase of $27.3 million, or 37%, as compared to total revenue for the three months ended June 30, 1996 of $73.5 million. The increase in total revenue in 1997 was primarily attributable to DISH Network subscriber growth. As of June 30, 1997, EchoStar had approximately 590,000 DISH Network subscribers compared to approximately 70,000 at June 30, 1996. EchoStar expects this trend to continue as it adds additional DISH Network subscribers.

        The increase in total revenue for the three months ended June 30, 1997 was partially offset by a decrease in international and domestic sales of C-band satellite receivers and equipment. As was anticipated, domestic and international demand for C-band DTH products continued to decline during the second quarter of 1997; this decline is expected to continue for the foreseeable future. Consistent with the increases in total revenue during the three months ended June 30,1997, EchoStar experienced a corresponding increase in trade accounts receivable at June 30, 1997. The Company expects this trend to continue as the number of DISH Network subscribers increases, and as EchoStar develops additional channels of distribution for DISH Network equipment.

        Revenue from domestic sales of DTH products and technical services decreased $46.9 million, or 92%, to $4.0 million during the three months ended June 30, 1997. Domestically, EchoStar sold approximately 174,000 satellite receivers during the three months ended June 30, 1997, as compared to approximately 110,000 receivers sold during the comparable period in 1996. Of the total number of satellite receivers sold during the three months ended June 30, 1997, approximately 173,000 were EchoStar Receiver Systems. Although there was a significant increase in the number of satellite receivers sold in the second quarter of 1997 as compared to same quarter in 1996, overall revenue from domestic sales of DTH products decreased as a result of decreased prices charged for DBS receivers combined with the revenue recognition policy applied to DBS satellite receivers sold under EchoStar's promotions (see Liquidity and Capital Resources - Effects of Campaigns to Acquire Subscribers).

        Revenue from international sales of analog DTH products for the three months ended June 30, 1997 was $6.1 million, a decrease of $3.5 million, or 36%, as compared to the same period in 1996. This decrease was principally attributable to a decrease in the number of analog satellite receivers sold, combined with decreased prices on products sold. Internationally, EchoStar sold approximately 38,000 analog satellite receivers in the three months ended June 30, 1997, a decrease of 25%, compared to approximately 51,000 units sold during the comparable period of 1996. Overall, international demand for EchoStar's analog DTH products continued to decline in the second quarter of 1997 as a result of consumer anticipation of new international digital services. This international decline in demand for analog satellite receivers, which was expected by the Company, is similar to the decline which has occurred in the United States.

        To expand its presence in international markets, EchoStar has entered into distribution and consulting agreements with international digital service providers. In January 1997, EchoStar entered into an agreement (the "ExpressVu Agreement") with ExpressVu, Inc. ("ExpressVu") a majority owned subsidiary of BEC, Inc. ("Bell Canada"). The first phase of this agreement includes an initial order for 62,000 satellite receivers, and primary uplink integration payments, which combined are expected to exceed $40.0 million. Pursuant to the ExpressVu Agreement, EchoStar is assisting ExpressVu with the construction of a digital broadcast center for use in conjunction with ExpressVu's planned DTH service and will act as a distributor of satellite receivers and related equipment for ExpressVu's Canadian DTH service. Among other things, EchoStar has agreed not to provide DTH service in Canada and ExpressVu has agreed not to provide DTH service, including DBS service, in the U.S. EchoStar recognized revenues of approximately $11.9 million related to the ExpressVu Agreement during the three months ended June 30, 1997 (included within the "DTH products and technical services" caption in the Company's statements of operations). Additionally, in June 1997, Distribuidora de Television Digital S.A. ("Telefonica"), a DBS joint venture in Spain, selected EchoStar to supply digital set-top boxes for its satellite television service scheduled to launch in September 1997. Revenues from Telefonica's initial order of 100,000 digital set-top boxes are expected to approximate $40.0 million. EchoStar expects to begin delivery of set-top boxes to Telefonica in September 1997 and expects to fulfill approximately one-half of the contract during the remainder of 1997. EchoStar expects to fulfill the remainder of the contract during early 1998. While EchoStar continues to actively

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


pursue other similar distribution opportunities, no assurance can be given that any such additional negotiations will be successful. Further, EchoStar's future revenue from the sale of DBS equipment and receivers in international markets depends largely on the success of the DBS operator in that country, which, in turn, depends on other factors, such as the level of consumer acceptance of DBS products and the intensity of competition for international DBS subscribers. No assurance can be given regarding the level of expected future revenues which could be generated from EchoStar's alliances with these, and potentially other, foreign DBS operators.

        C-band programming revenue totaled $1.9 million for the three months ended June 30, 1997, a decrease of $1.3 million, or 40%, compared to the three months ended June 30, 1996. This decrease was primarily attributable to the industry-wide decline in demand for domestic C-band programming services. C-band programming revenue is expected to continue to decrease for the foreseeable future.

        DTH AND DISH NETWORK EXPENSES. DTH and DISH Network expenses for the three months ended June 30, 1997 aggregated $63.5 million, an increase of $1.4 million, or 2% compared to the same period in 1996. DTH products and technical services expenses decreased $39.3 million, or 68%, to $18.2 million for the three months ended June 30, 1997. These expenses include the costs of C-band systems and the costs of EchoStar Receiver Systems and related components sold prior to commencement of EchoStar's promotions. Subscriber promotion subsidies aggregated $17.9 million for the three months ended June 30, 1997 and represent expenses associated with EchoStar's various promotions. DISH Network programming expenses totaled $25.8 million for the three months ended June 30, 1997 as compared to $1.7 million for the comparable period in 1996. The Company expects that DISH Network programming expenses will continue to increase in future periods in proportion to increases in the number of DISH Network subscribers. Such expenses, relative to related revenues, will vary based on the services subscribed to by DISH Network customers, the number and types of pay-per-view events purchased by subscribers, and the extent to which EchoStar is able to realize volume discounts from programming providers.

        C-band programming expenses totaled $1.5 million for the three months ended June 30, 1997, a decrease of $1.3 million, or 46%, as compared to the same period in 1996. This decrease is consistent with the decrease in C-band programming revenue. As previously described, demand for C-band DTH products continued to decrease as a result of the introduction and widespread consumer acceptance of DBS products and services.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $34.4 million for the three months ended June 30, 1997, an increase of $15.3 million as compared to the same period in 1996. SG&A expenses as a percentage of total revenue increased to 34% for the three months ended June 30, 1997 as compared to 26% for the same period in 1996. The increase in SG&A expenses was principally attributable to increased personnel expenses to support the growth of DISH Network service and increased expenses associated with the operation of the EchoStar DBS System.

        EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. Earnings before interest, taxes, depreciation and amortization (including amortization of subscriber acquisition costs) ("EBITDA") was $3.0 million for the three months ended June 30, 1997, an improvement of $10.6 million, compared to negative EBITDA of $7.6 million during the same period of 1996. This improvement in EBITDA resulted from the factors affecting revenue and expenses discussed above.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended June 30, 1997 (including amortization of subscriber acquisition costs of $92,000 and $33.3 million for the three months ended June 30, 1996 and June 30, 1997, respectively), aggregated $46.0 million, an increase of $39.6 million, as compared to the same period 1996. The increase in depreciation and amortization expenses principally resulted from amortization of subscriber acquisition costs and depreciation expense associated with EchoStar II (placed in service during the fourth quarter of 1996).

        OTHER INCOME AND EXPENSE. Other expense, net totaled $20.7 million for the three months ended June 30, 1997, an increase of $191,000, as compared to the same period 1996. The increase in other expense in the second quarter of 1997 resulted primarily from an increase in interest expense associated with the continued accretion of the 1994 Notes and 1996 Notes, offset by an increase in the amount of interest capitalized during the three months ended June, 1997. Additionally, interest income decreased approximately $5.1 million as a result of a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


decrease in invested balances. EchoStar capitalized interest of approximately $8.6 million during the three months ended June 30, 1997, compared to approximately $5.5 million during the three months ended June 30, 1996.

        INCOME TAX BENEFIT. The decrease in the income tax benefit of $12.1 million (from $12.1 million for the three months ended June 30, 1996 to an income tax provision of $25,000 for the three months ended June 30, 1997) principally resulted from EchoStar's decision to fully reserve the second quarter addition to its net deferred tax asset. EchoStar's net deferred tax assets (approximately $67.1 million at June 30, 1997) relate to temporary differences for amortization of original issue discount on the 1994 Notes and 1996 Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the magnitude of its reserve may change.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

        REVENUE. Total revenue for the six months ended June 30, 1997 was $172.8 million, an increase of $57.8 million, or 50%, as compared to total revenue for the six months ended June 30, 1996 of $115.0 million. The increase in total revenue in 1997 was primarily attributable to the introduction of EchoStar's DISH Network service during March 1996, combined with significant DISH Network subscriber growth since the launch of service.

        The increase in total revenue for the six months ended June 30, 1997 was partially offset by a decrease in international and domestic sales of C-band satellite receivers and equipment. The domestic and international demand for C-band DTH products continued to decline during the first half of 1997.

        Revenue from domestic sales of DTH products and technical services decreased $66.2 million, or 88%, to $8.7 million for the six months ended June 30, 1997. Domestically, EchoStar sold approximately 348,000 satellite receivers during the six months ended June 30, 1997, as compared to approximately 155,000 receivers sold during the comparable period of 1996.
Of the total number of satellite receivers sold during the six months ended June 30, 1997, approximately 345,000 were EchoStar Receiver Systems. Although there was a significant increase in the number of satellite receivers sold during the six months ended June 30, 1997 as compared to same period in 1996, overall revenue from domestic sales of DTH products decreased as a result of decreased prices charged for DBS satellite receivers combined with the revenue recognition policy applied to DBS satellite receivers sold under EchoStar's promotions.

        Revenue from international sales of analog DTH products for the six months ended June 30, 1997 totaled $13.0 million, a decrease of $9.2 million, or 42%, as compared to the same period in 1996. This decrease was directly attributable to a decrease in the number of analog satellite receivers sold, combined with decreased prices on products sold. Internationally, EchoStar sold approximately 91,000 analog satellite receivers during the six months ended June 30, 1997, a decrease of 28%, compared to approximately 126,000 units sold in the comparable period in 1996.

        C-band programming revenue totaled $4.1 million for the six months ended June 30, 1997, a decrease of $2.6 million, or 39%, compared to the six months ended June 30, 1996. This decrease was primarily attributable to the industry-wide decline in demand for domestic C-band programming services.

        DTH AND DISH NETWORK EXPENSES. DTH and DISH Network expenses for the six months ended June 30, 1997 aggregated $107.3 million, an increase of $9.2 million, or 9% compared to the same period in 1996. DTH products and technical services expense decreased $62.6 million, or 69%, to $27.7 million during the six months ended June 30, 1997. These expenses include the costs of C-band systems and the costs of EchoStar Receiver Systems and related components sold prior to commencement of EchoStar's promotions. Subscriber promotion subsidies aggregated $31.0 million for the six months ended June 30, 1997. DISH Network programming expenses totaled $45.3 million for the six months ended June 30, 1997 as compared to $1.8 million for the comparable period in 1996. The increase is directly attributable to the increase in DISH Network subscribers at June 30, 1997 compared to June 30, 1996.

        C-band programming expenses totaled $3.3 million for the six months ended June 30, 1997, a decrease of $2.8 million, or 45%, as compared to the same period in 1996. This decrease is consistent with the decrease in C-band programming revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $66.4 million for the six months ended June 30, 1997, an increase of $36.6 million as compared to the same period in 1996. SG&A expenses as a percentage of total revenue increased to 38% for the six months ended June 30, 1997 as compared to 26% for the same period in 1996. The increase in SG&A expenses was principally attributable to increased personnel expenses to support the growth of DISH Network service and increased expenses associated with the operation of the EchoStar DBS System. In future periods, EchoStar expects that SG&A expenses as a percentage of total revenue will decrease as subscribers are added.

        EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA was negative $842,000 for the six months ended June 30, 1997, an improvement of $12.1 million, compared to negative EBITDA of $12.9 million for the same period in 1996. This improvement in negative EBITDA resulted from the factors affecting revenue and expenses discussed above.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the six months ended June 30, 1997 (including amortization of subscriber acquisition costs of $92,000 and $61.4 million for the six months ended June 30, 1996 and June 30, 1997, respectively) aggregated $86.8 million, an increase of $77.0 million, as compared to the same period 1996. The increase in depreciation and amortization expenses primarily was attributable to amortization of subscriber acquisition costs and depreciation expense associated with EchoStar II (placed in service during the fourth quarter of 1996).

        OTHER INCOME AND EXPENSE. Other expense, net totaled $39.0 million for the six months ended June 30, 1997, an increase of $15.1 million, as compared to the same period 1996. The increase in other expense in the first half of 1997 resulted primarily from an increase in interest expense associated with the March 1996 issuance of the 1996 Notes combined with the continued accretion of the 1994 Notes. Additionally, interest income decreased approximately $6.0 million as a result of a decrease in invested balances. EchoStar capitalized $16.6 million and $14.4 million of interest in the six months ended June 30, 1997 and 1996, respectively.

        INCOME TAX BENEFIT. The decrease in the income tax benefit of $16.9 million (from $16.8 million for the six months ended June 30, 1996 to an income tax provision of $44,000 for the six months ended June 30, 1997) principally resulted from EchoStar's decision to fully reserve the 1997 additions to its net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

        Capital expenditures, including expenditures for satellite systems under construction, totaled $81.5 million and $67.1 million during the six months ended June 30, 1996 and 1997, respectively. During the six months ended June 30, 1997, net cash flows used in operations totaled $9.2 million compared to $20.1 million used by operations during the six months ended June 30, 1996. EchoStar anticipates that its working capital and capital expenditure requirements, including subscriber acquisition costs, will increase substantially throughout the remainder of 1997 as it continues to aggressively build its DISH Network subscriber base, and as it constructs, launches and deploys additional DBS satellites. EchoStar's capital expenditures during 1997 principally have been funded by the proceeds from the 1996 Notes Offering. The Company anticipates that its remaining 1997 capital expenditures will be funded from proceeds of the 1997 Notes Offering and cash generated by operations.

EFFECTS OF CAMPAIGNS TO ACQUIRE SUBSCRIBERS

        Beginning June 1, 1997, EchoStar implemented a new marketing program in which independent retailers offer standard EchoStar Receiver Systems to consumers for a suggested retail price of $199 (the "1997 Promotion"). Previously, consumers could purchase EchoStar Receiver Systems for approximately $199, but were also required to purchase a prepaid one-year subscription to the DISH Network's America's Top 50 CDSM programming package for $300. The 1997 Promotion allows consumers to subscribe to the DISH Network's various programming offerings on a month-to-month basis without an extended subscription commitment. While there can be no assurance, EchoStar believes that by substantially reducing the "up front" cost to the consumer and eliminating extended subscription commitments, the 1997 Promotion may significantly increase consumer demand for DISH Network services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


        The 1997 Promotion will significantly increase EchoStar's working capital requirements. Transaction proceeds associated with the 1997 Promotion, which commenced in June, vary dependent on the type of EchoStar Receiver System and the number of additional outlet receivers purchased, but are expected to approximate $225 to $275 per new subscriber. Transaction costs, consisting of costs of goods sold, activation fees paid to dealers and distributors, and other promotional costs, are expected to range from $425 to $500 per new subscriber. Thus, each subscriber initially added pursuant to the 1997 Promotion will result in a net use of cash of approximately $200 to $275. Comparatively, EchoStar's prior promotion (which requires an annual prepaid DISH Network subscription) (the "1996 Promotion"), which will continue to be available to consumers, results in approximately breakeven net cash flows at the time of subscriber activation. EchoStar expects that transaction costs associated with both the 1996 and 1997 Promotions will decrease during the remainder of 1997 as additional cost reductions for EchoStar Receiver Systems are realized, thereby reducing the initial net cash outflow per new subscriber.

        The excess of transaction costs over related proceeds from the 1996 Promotion and net transaction costs resulting from the 1997 Promotion are recognized as subscriber promotion subsidies in the Company's statements of operations. EBITDA in future periods will be negatively affected to the extent that a larger portion of future subscriber additions result from the 1997 Promotion rather than from the 1996 Promotion. Since the 1997 Promotion was not commenced until June 1997, the majority of EchoStar's second quarter subscriber additions resulted from consumers who purchased an EchoStar Receiver System pursuant to the 1996 Promotion rather than the 1997 Promotion. EchoStar expects that a significant percentage of its future subscriber additions will result from the 1997 Promotion. The adverse EBITDA impact of the 1997 Promotion (relative to the 1996 Promotion) results from the immediate recognition of all transaction costs at the time of subscriber activation. Comparatively, a portion of 1996 Promotion transaction costs are deferred and amortized over the initial prepaid subscription period.

        Beginning August 1, 1997, EchoStar began offering an internally-financed lease program to consumers. The lease provides for an 18 month lease term at competitive rates to qualified consumers. At the end of the lease term, the consumer has the option of purchasing the equipment.
Each subscriber activated under the lease program is expected to result in a net use of cash to EchoStar of approximately $400 to $600 (depending on the number of outlets). Accordingly, the lease program will result in a greater investment per customer than either the 1997 Promotion or the 1996 Promotion. While there can be no assurance, EchoStar believes that its investment per lease customer will significantly improve at the end of the lease term when the subscriber either continues on a month-to-month basis, purchases the equipment from EchoStar or returns the equipment to the retailer. Depending upon the number of subscribers added pursuant to the lease program, EchoStar may require additional capital to finance the acquisition of additional lease subscribers. No assurance can be given that additional capital will be available on terms acceptable to EchoStar, or at all. EchoStar believes the lease program will be attractive to consumers who would otherwise subscribe to a DBS service but for the initial "up front" costs associated with DBS service. The lease program allows the consumer (for less than $100) to receive an upgraded EchoStar Receiver System, including a professional installation. Upon activation of service, the consumer is charged a low monthly equipment rental fee in addition to charges associated with programming services purchased.

        Historically, EchoStar has maintained agreements with third-party finance companies to make consumer credit available to EchoStar customers. These financing plans provide consumers the opportunity to lease or finance EchoStar Receiver Systems, including installation costs and certain DISH Network programming packages, on competitive terms. Consumer financing provided by third parties is generally non-recourse to EchoStar. EchoStar currently maintains one such agreement which expires in the near future. The third-party finance company with which EchoStar maintains the above mentioned agreement has notified the Company that it does not intend to renew the agreement. EchoStar is currently negotiating similar agreements with other third-party finance companies and expects to consummate at least one such agreement prior to the expiration of its existing consumer financing agreement. There can be no assurance that EchoStar will be successful in these negotiations, or if successful, that any such new agreements will commence prior to the termination of the existing agreement. In the event that EchoStar is unsuccessful in executing a new agreement with a third-party finance company during 1997, future loan origination income will be adversely affected and growth of the DISH Network subscriber base may be negatively impacted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


1997 CAPITAL REQUIREMENTS

        In addition to the working capital requirements discussed above, during the remainder of 1997 EchoStar expects to expend: (i) approximately $128.1 million in connection with the construction launch, insurance and deployment of EchoStar III ($83.6 million) and EchoStar IV ($44.5 million). Additionally, EchoStar will expend approximately $1.3 million per month to meet debt service requirements relative to deferred satellite construction payments for EchoStar I and EchoStar II. EchoStar's debt service requirements on the deferred satellite construction payments will increase to approximately $1.6 million per month upon the successful launch of EchoStar III (currently scheduled for launch in September 1997). Capital expenditures related to EchoStar III and EchoStar IV may increase in the event of delays, cost overruns, increased costs associated with certain potential change orders under the Company's satellite or launch contracts, or a change in launch providers.

        EchoStar's 1997 working capital, capital expenditure and debt service requirements are expected to be funded from existing unrestricted cash and investment balances, the Satellite Escrow, and cash generated from operations. The Company expects subscriber growth to accelerate during the last six months of 1997. Based upon its subscriber growth expectations, EchoStar anticipates that it will require additional capital during the first quarter of 1998 to fund additional subscriber growth. If EchoStar's actual subscriber growth rate exceeds its current expectations, it will require additional financing sooner than originally expected. In the event that EchoStar's subscriber growth occures slower than currently expected, its needs for additional financing will be delayed. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all. Further increases in subscriber acquisition costs, inadequate supplies of DBS receivers, or significant launch delays or failures would significantly and adversely affect EchoStar's operating results and financial condition.

FUTURE CAPITAL REQUIREMENTS

        In the first quarter of 1998 EchoStar will expend approximately $64.5 million to construct, launch and support EchoStar IV, which is scheduled to be launched during the first quarter of 1998. These expenditures will be funded from the Satellite Escrow. EchoStar's debt service requirements relative to the deferred satellite construction payments will increase to approximately $1.9 million per month upon the successful launch of EchoStar IV (currently scheduled for launch in the first quarter of 1998). Additionally, beginning in January 1998, EchoStar will be required to make semi-annual interest payments of $23.4 million on the 1997 Notes. The first five such semi-annual interest payments will be funded from the Interest Escrow. As described above, based upon its subscriber growth expectations, EchoStar anticipates that it will require additional financing in the first quarter of 1998 to fund additional subscriber growth. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all.

        EchoStar's Class A Common Stock is listed on the Nasdaq National Market. In order for an issuer to continue to have one of its securities designated as a Nasdaq National Market security, the issuer of the security must meet certain maintenance criteria. As of June 30, 1997, EchoStar's net tangible assets do not meet the Nasdaq National Market maintenance criteria, and EchoStar's capital and surplus are not sufficient to meet the Nasdaq SmallCap Market maintenance criteria. EchoStar's negative net tangible assets were anticipated in its business plan and are the direct result of EchoStar financing its growth through debt financing, which the Company believes will ultimately result in a lower cost of capital as compared to equity financing. Because EchoStar does not satisfy either the Nasdaq National Market or SmallCap Market listing criteria, EchoStar's Class A Common Stock may be delisted by the National Association of Securities Dealers, Inc. (the "NASD"), unless an exception is granted. If delisting occurs, EchoStar expects to request a review of the delisting by a Committee of the NASD Board of Governors. The Committee may grant or deny continued designation on the basis of a written submission and any additional data it deems relevant. Determinations of the Committee may be appealed to the NASD Board of Governors. If an exception were not granted from Nasdaq delisting, trading in EchoStar's Class A Common Stock would thereafter likely be conducted in the over-the-counter market. If this were to occur, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the price of, EchoStar's Class A Common Stock. Delisting may result in a decline in the trading market for EchoStar's Class A Common Stock, which, among other things, could potentially depress EchoStar's stock and bond prices and impair EchoStar's ability to obtain additional financing. While there can be no assurance, based upon informal discussions with the NASD during which EchoStar explained the primary factor contributing to its negative net tangible asset position was the effect of debt versus equity financing, EchoStar is optimistic that it will be granted an exception from delisting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 simplifies the requirements for reporting earnings per share ("EPS") by requiring companies only to report "basic" and "diluted" EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 but requires retroactive restatement upon adoption. EchoStar will adopt SFAS No. 128 in the fourth quarter of 1997. EchoStar does not believe such adoption will have a material effect on either its previously reported or future EPS.

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

                          PART II - OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

        On February 24, 1997, EchoStar Communications Corporation
("EchoStar") and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110-DEG. West Longitude ("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million following a 1996 Federal Communications Commission ("FCC") auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

        On May 8, 1997, EchoStar filed a Complaint in the U.S. District Court for the District of Colorado (the "Court"), Civil Action No. 97-960, requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders.

        On May 9, 1997, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, to include breach of contract, failure to act in good faith, and other causes of action. EchoStar seeks specific performance of the News Agreement and damages, including lost profits based on, among other things, a jointly prepared a ten-year business plan showing expected profits for EchoStar in excess of $10 billion based on consummation of the transactions contemplated by the News Agreement.

        On June 9, 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts twenty defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting LLC ("AskyB") assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar intends to diligently defend against the counterclaims. The parties are now in discovery. The case has been set for a five week trial commencing June 1, 1998, but that date could be postponed. The litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation. An adverse decision could have a material adverse effect on EchoStar's financial position and results of operations.

        On April 25, 1997, EchoStar Satellite Corporation ("ESC") and Sagem, S.A., ("Sagem") a French Corporation, executed a settlement and release agreement under which Sagem agreed to return the $10.0 million down payment made to Sagem and agreed to release the $15.0 million placed in escrow with a bank in connection with a manufacturing agreement entered into in April 1995. ESC and Sagem have released all claims against each other.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

    EXHIBIT NO.                       DESCRIPTION
    ----------

      3.1(a)* Articles of Incorporation of EchoStar DBS Corporation, a Colorado corporation ("DBS Corp.") (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      3.1(b)*        Bylaws of DBS Corp. (incorporated by reference to
                     Exhibit 3.4(b) to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.1* Registration Rights Agreement, dated as of June 25, 1997, by and among DBS Corp., EchoStar Communications Corporation, a Nevada corporation formed in April 1995, EchoStar Satellite Broadcasting Corporation, a Colorado corporation, Dish, Ltd. (formerly EchoStar Communications Corporation, a Nevada corporation formed in December 1993), Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc. (incorporated by reference to
                     Exhibit 4.15 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.2* Indenture of Trust, dated as of June 25, 1997, between DBS Corp. and First Trust National Association ("First Trust"), as Trustee (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.3* Interest Escrow Agreement, dated June 25, 1997, between First Trust, as Escrow Agent and as Trustee, and DBS Corp. (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.4* Satellite Escrow Agreement, dated June 25, 1997, between First Trust, as Escrow Agent and as Trustee, and DBS Corp. (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.5* Stock Pledge Agreement of EchoStar in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.2 hereto (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.6* Escrow Security Agreement, dated June 25, 1997, between First Trust and DBS Corp. (incorporated by reference to
                     Exhibit 4.20 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.7* Security Agreement and Collateral Assignment, dated June 25, 1997, among First Trust, EchoStar Space Corporation, a Colorado corporation ("EchoStar Space corporation") and (incorporated by reference to
                     Exhibit 4.21 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.8* Satellite Security Agreement, dated June 25, 1997, between First Trust and DBS Corp. (incorporated by reference to
                     Exhibit 4.22 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

      4.9* Security Interest Pledge Agreement, dated June 25, 1997, between First Trust and DBS Corp. (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

     10.1 Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Broadcasting Satellite Corporation, a Delaware corporation ("DBSC") and Martin Marietta Corporation.**

     10.2 Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation.**

     10.3 Contract for Launch Services, dated April 5, 1996, between Lockheed Martin Commercial Launch Services, Inc. and EchoStar Space Corporation.**

     27              Financial Data Schedule.

     99.1* Form of Letter of Transmittal (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

     99.2* Form of Notice of Guaranteed Delivery (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

     99.3* Form of Letter to Securities Dealers, Commercial Banks, Trust Companies and Other Nominees (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

     99.4* Form of Letter to Clients (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

     99.5* Guidelines for Certification of Taxpayer Identification Number on Form W-9 (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-4 of DBS Corp., filed on July 23, 1997).

-----------------------------------
*    Incorporated by reference.
** Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A confirming electronic copy is being filed herewith.

(B)  REPORTS ON FORM 8-K.

     On April 28, 1997, a Current Report on Form 8-K was filed to report the delay in the submission of applications for regulatory approval of The News Corporation Limited's ("News") investment in EchoStar, in connection with a binding Letter Agreement between News and EchoStar.

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


                         By: /s/ JOHN R. HAGER
                             ---------------------------------------------------
                             John R. Hager
                             Treasurer and Controller
                             (PRINCIPAL ACCOUNTING OFFICER)


Date:  August 11, 1997