Form 10-Q
period 1997-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 1997-11-14
CIK 1001082

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     AS OF NOVEMBER 10, 1997, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 14,703,165 SHARES OF CLASS A COMMON STOCK AND 29,804,401 SHARES OF CLASS B COMMON STOCK.

===============================================================================

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
          December 31, 1996 and September 30, 1997 (Unaudited)               1

         Condensed Consolidated Statements of Operations -
          Three and nine months ended September 30, 1996
          and 1997 (Unaudited)                                               2

         Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1996 and 1997 (Unaudited)          3

         Notes to Condensed Consolidated Financial Statements (Unaudited)    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  24

Item 2.  Changes in Securities                                            None

Item 3.  Defaults Upon Senior Securities                                  None

Item 4.  Submission of Matters to a Vote of Security Holders                24

Item 5.  Other Information                                                None

Item 6.  Exhibits and Reports on Form 8-K                                   25


   DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.

                      ECHOSTAR COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                  1996          1997
                                                               --------------------------
ASSETS                                                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                                    $    39,231    $    30,973
  Marketable investment securities                                  18,807         31,252
  Trade accounts receivable, net of allowance for
    uncollectible accounts of $1,494 and $2,809,
    respectively                                                    13,516         54,480
  Inventories                                                       72,767         23,050
  Subscriber acquisition costs, net                                 68,129         43,338
  Other current assets                                              23,186         11,239
                                                               -----------    -----------
Total current assets                                               235,636        194,332

Restricted Cash and Marketable Investment Securities:
  1996 Notes escrow                                                 47,491             --
  Satellite Escrow                                                      --         91,945
  Interest Escrow                                                       --        110,659
  Other                                                             31,800          2,245
                                                               -----------    -----------
Total restricted cash and marketable investment securities          79,291        204,849
Property and equipment, net                                        590,621        810,771
FCC authorizations, net                                             72,667         97,072
Deferred tax assets                                                 79,339         79,339
Other noncurrent assets                                             83,826         38,505
                                                               -----------    -----------
      Total assets                                             $ 1,141,380    $ 1,424,868
                                                               -----------    -----------
                                                               -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Trade accounts payable                                       $    40,819    $    37,928
  Deferred revenue                                                 103,100        105,699
  Accrued programming                                                9,462         16,452
  Accrued expenses and other current liabilities                    21,033         70,678
  Deferred tax liabilities                                          12,563         12,198
  Current portion of long-term obligations                          11,334         12,572
                                                               -----------    -----------
Total current liabilities                                          198,311        255,527

Long-term obligations, net of current portion:
  Long-term deferred satellite services revenue                      5,949          7,039
  1994 Notes                                                       437,127        483,339
  1996 Notes                                                       386,165        424,431
  1997 Notes                                                            --        375,000
  Mortgages and other notes payable, net of
    current portion                                                 51,428         42,277
  Other long-term obligations                                        1,203          9,423
                                                               -----------    -----------
Total long-term obligations, net of current portion                881,872      1,341,509
                                                               -----------    -----------
      Total liabilities                                          1,080,183      1,597,036

Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit):
  Preferred Stock, 20,000,000 shares authorized, 1,616,681
    shares of 8% Series A Cumulative Preferred Stock issued
    and outstanding, including accrued dividends of $3,347
    and $4,250, respectively                                        18,399         19,302
  Class A Common Stock, $.01 par value, 200,000,000 shares
    authorized, 11,115,582 and 11,585,028 shares issued and
    outstanding, respectively                                          111            116
  Class B Common Stock, $.01 par value, 100,000,000 shares
    authorized, 29,804,401 shares issued and outstanding               298            298
  Class C Common Stock, $.01 par value, 100,000,000 shares
    authorized, none outstanding                                        --             --
  Common Stock Warrants                                                 16             11
  Additional paid-in capital                                       158,113        166,549
  Unrealized holding losses on available-for-sale securities,
    net of deferred taxes                                              (11)            --
  Accumulated deficit                                             (115,729)      (358,444)
                                                               -----------    -----------
Total stockholders' equity (deficit)                               661,197       (172,168)
                                                               -----------    -----------
      Total liabilities and stockholders' equity (deficit)     $ 1,141,380    $ 1,424,868
                                                               -----------    -----------
                                                               -----------    -----------

        See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)

                                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------   -------------------------------
                                                   1996             1997             1996             1997
                                             --------------------------------   -------------------------------
REVENUE:
  DISH Network:
    Subscription television services             $ 13,235      $    82,078         $ 17,482        $ 192,986
    Other                                           2,794           13,698            9,497           35,090
                                                 --------        ---------         --------        ---------
  Total DISH Network                               16,029           95,776           26,979          228,076
  DTH equipment sales and integration services      9,933           22,584           72,653           38,651
  Satellite services                                1,994            3,669            3,819            7,879
  Other                                             2,406            2,797            9,158            7,300
                                                 --------        ---------         --------        ---------
Total revenue                                      30,362          124,826          112,609          281,906

COSTS AND EXPENSES:
  DISH Network Operating Expenses:
    Subscriber-related expenses                     7,009           42,732            9,270           97,307
    Call center and other                           4,418           10,754            6,859           23,189
    Satellite and transmission                      1,384            3,442            2,882            9,676
                                                 --------        ---------         --------        ---------
  Total DISH Network operating expenses            12,811           56,928           19,011          130,172
  Cost of sales - DTH equipment and integration
    services                                        9,466           11,943           72,955           26,642
  DISH Network Marketing:
    Subscriber promotion subsidies                  6,000           63,603            6,000           94,616
    Advertising and other                           3,946           16,786           11,459           24,104
                                                 --------        ---------         --------        ---------
  Total DISH Network marketing expenses             9,946           80,389           17,459          118,720
  General and administrative                       13,772           17,209           31,747           48,857
  Amortization of subscriber acquisition costs      3,368           34,124            3,460           95,542
  Depreciation and amortization                     7,897           12,958           17,561           38,315
                                                 --------        ---------         --------        ---------
Total costs and expenses                           57,260          213,551          162,193          458,248
                                                 --------        ---------         --------        ---------
Operating loss                                    (26,898)         (88,725)         (49,584)        (176,342)

Other Income (Expense):
  Interest income                                   5,335            5,559           14,718            8,902
  Interest expense, net of amounts capitalized    (19,996)         (31,898)         (53,180)         (73,941)
  Other                                                91              (73)             (43)            (367)
                                                 --------        ---------         --------        ---------
Total other income (expense)                      (14,570)         (26,412)         (38,505)         (65,406)
                                                 --------        ---------         --------        ---------
Loss before income taxes                          (41,468)        (115,137)         (88,089)        (241,748)
Income tax benefit (provision), net                14,950              (20)          31,796              (64)
                                                 --------        ---------         --------        ---------
Net loss                                         $(26,518)       $(115,157)        $(56,293)       $(241,812)
                                                 --------        ---------         --------        ---------
                                                 --------        ---------         --------        ---------
Loss attributable to common shares               $(26,819)       $(115,458)        $(57,196)       $(242,715)
                                                 --------        ---------         --------        ---------
                                                 --------        ---------         --------        ---------
Weighted-average common shares outstanding         40,456           41,558           40,455           41,364
                                                 --------        ---------         --------        ---------
                                                 --------        ---------         --------        ---------
Loss per common and common equivalent share      $  (0.66)       $   (2.78)        $  (1.41)       $   (5.87)
                                                 --------        ---------         --------        ---------
                                                 --------        ---------         --------        ---------

        See accompanying Notes to Condensed Consolidated Financial Statements.

                    ECHOSTAR COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                               (Unaudited)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                      1996            1997
                                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (56,293)       $(241,812)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
    Depreciation and amortization                                     17,561           38,315
    Amortization of subscriber acquisition costs                       3,460           95,542
    Deferred income tax benefit                                      (27,481)            (365)
    Amortization of debt discount and deferred financing costs        41,988           60,650
    Change in reserve for excess and obsolete inventory                2,579            2,230
    Change in other long-term obligations                              7,168            9,310
    Other, net                                                        (2,578)              60
  Changes in current assets and current liabilities, net               5,168           (4,009)
                                                                 -------------------------------
Net cash flows used in operating activities                           (8,428)         (40,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities                      (54,111)         (33,006)
  Sales of marketable investment securities                           27,846           20,572
  Purchases of restricted marketable investment
    securities                                                       (20,761)          (1,145)
  Purchases of property and equipment                                (13,400)         (36,727)
  Offering proceeds and investment earnings placed
    in escrow                                                       (191,941)        (224,858)
  Funds released from escrow accounts and
    restricted cash - other                                          134,968          100,445
  Expenditures for satellite systems under construction             (167,829)        (146,831)
  Long-term notes receivable from DBSC                               (20,000)              --
  Expenditures for FCC authorizations                                (13,626)             (38)
  Other                                                                2,252           (1,541)
                                                                 -------------------------------
Net cash flows used in investing activities                         (316,602)        (323,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of 1996 Notes                           336,994               --
  Net proceeds from issuance of 1997 Notes                                --          362,500
  Repayments of mortgage indebtedness and notes payable               (4,207)          (8,413)
  Stock options exercised                                              1,568              863
                                                                 -------------------------------
Net cash flows provided by financing activities                      334,355          354,950
                                                                 -------------------------------
Net increase (decrease) in cash and cash equivalents                   9,325           (8,258)
Cash and cash equivalents, beginning of period                        21,754           39,231
                                                                 -------------------------------
Cash and cash equivalents, end of period                           $  31,079        $  30,973
                                                                 -------------------------------
                                                                 -------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized               $  11,192        $   3,529
  Cash paid for income taxes                                              --               --
  Capitalized interest                                                22,853           27,861
  Class A Common Stock cancelled to foreclose on
    convertible subordinated debentures from DBSI                         --           (4,479)
  Note payable issued for deferred satellite construction
    payments for EchoStar II                                          28,000               --
  8% Series A Cumulative Preferred Stock dividends                       903              903
  Accrued satellite construction costs                                    --            3,500
  Satellite launch payment for EchoStar II applied to
    EchoStar I launch                                                 15,000               --
  Increase in note payable for deferred satellite
    construction payments for EchoStar I                               3,167               --
  Employee incentives funded by issuance of Class A Common Stock         207               60

The purchase price of DBSC was allocated as follows in the
    related purchase accounting:
  EchoStar III satellite under construction                               --           51,241
  FCC authorizations                                                      --           16,651
  Notes receivable from DBSC, including accrued interest of $3,382        --          (49,382)
  Investment in DBSC                                                      --           (4,044)
  Accounts payable and accrued expenses                                   --           (1,974)
  Other notes payable                                                     --             (500)
  Common stock and additional paid-in capital                             --          (11,992)

    See accompanying Notes to Condensed Consolidated Financial Statements.

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     The operations of EchoStar Communications Corporation (together with its subsidiaries, "EchoStar" or the "Company") include three interrelated business units: (i) a direct broadcast satellite ("DBS") subscription television service in the United States (the "DISH Network"); (ii) the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design and construction oversight and other project integration services for international DTH ventures ("Technology"); and (iii) the turn-key delivery of video, audio and data, primarily from EchoStar satellites, to customers for business television and other satellite users. These services include uplink, satellite transponder space, sales and installation of ground segment equipment, and billing services ("Satellite Services"). EchoStar had approximately 350,000 and 820,000 DISH Network subscribers as of December 31, 1996 and September 30, 1997, respectively. EchoStar's C-band DTH products, programming and related services businesses are no longer material to its operations and EchoStar expects revenues from its C-band lines of business to continue to decline.

RECENT DEVELOPMENTS

     The Company launched its third DBS satellite ("EchoStar III") on October 5, 1997. Commencing in January 1998, the Company expects to use EchoStar III to retransmit local network programming from approximately ten of the largest cities in the eastern and central time zones (assuming receipt of any required retransmission consents and copyright licenses and/or congressional or regulatory action necessary to extend and clarify the scope of the statutory compulsory license to cover local satellite retransmission of network-affiliated station signals), and to provide subscribers with additional sports, foreign language, cultural, business, educational and other niche programming. As technology advances and demand increases, the Company also expects to use EchoStar III to provide popular Internet and other computer data at high transmission speeds and to offer subscribers HDTV. While all testing of EchoStar III to date indicates the satellite is functioning properly, the ultimate success of the launch and in-orbit operation of EchoStar III will not be established until approximately December 1997.

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                      ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1996 and September 30, 1997 principally consisted of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

SUBSCRIBER PROMOTION SUBSIDIES AND SUBSCRIBER ACQUISITION COSTS

     During August 1996, EchoStar introduced a promotion (the "1996 Promotion") which permits independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (as compared to the original average retail price prior to August 1996 of approximately $499), conditioned upon the consumer's prepaid one-year subscription to the DISH Network's America's Top 50 CD programming package for approximately $300. Total transaction proceeds to EchoStar are less than its aggregate costs (equipment, programming and other) for the initial prepaid subscription period are initially deferred, and recognized as revenue over the related prepaid subscription term (normally one year). The excess of EchoStar's aggregate costs over proceeds received is expensed ("subscriber promotion subsidies") upon shipment of the equipment. Remaining costs are deferred and reflected in the accompanying consolidated balance sheets as subscriber acquisition costs and amortized over the prepaid subscription term of the subscriber. Programming costs are expensed as service is provided. Excluding expected incremental revenues from premium and Pay-Per-View programming, this accounting results in revenue recognition over the initial period of service equal to the sum of programming costs and amortization of subscriber acquisition costs.

     Proceeds from sales made pursuant to the 1996 Promotion attributable to DISH Network subscription television services are included within the caption "DISH Network - Subscription Television Services" in the accompanying statements of operations. The portion of the proceeds from sales made pursuant to the 1996 Promotion deemed attributable to EchoStar Receiver Systems is included within the caption "DISH Network - Other" in the accompanying statements of operations. The following summarizes revenues recognized pursuant to the 1996 Promotion:

                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------  -------------------------------
                                        1996             1997           1996           1997
                                  --------------------------------  -------------------------------
Subscription television services       $3,346          $36,162         $3,346        $ 93,459
EchoStar Receiver Systems               1,057           11,805          1,057          30,759
                                  --------------------------------  -------------------------------
    Total                              $4,403          $47,967         $4,403        $124,218
                                  --------------------------------  -------------------------------
                                  --------------------------------  -------------------------------

     During June 1997, the 1996 Promotion was enhanced to permit independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 without an extended subscription commitment (the "1997 Promotion"). Net transaction costs associated with the 1997 Promotion are expensed as incurred (reported as a component of subscriber promotion subsidies) in the accompanying statements of operations. Since introduction of the 1997 Promotion, the majority of new subscriber activations have resulted therefrom.

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

                      ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NET LOSS ATTRIBUTABLE TO COMMON SHARES

     Net loss attributable to common shares is calculated based on the weighted-average number of shares of common stock issued and outstanding during the respective periods. Common stock equivalents (warrants and employee stock options) are antidilutive and are therefore excluded. Net loss attributable to common shares also is adjusted for cumulative dividends on the 8% Series A Cumulative Preferred Stock.

3.   RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

     Restricted cash and marketable investment securities held in escrow accounts, as reflected in the accompanying condensed consolidated balance sheets, includes cash restricted by the indenture associated with the 1997 Notes (as defined) and the remaining restricted cash proceeds from a 1996 offering (the "1996 Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), plus in both cases investment earnings thereon. A portion of the proceeds from the 1997 Notes Offering (as defined) is held in two separate escrow accounts (the "Interest Escrow" and the "Satellite Escrow") as required by the related indenture (see Note 7). Restricted cash and marketable investment securities are invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the applicable indenture.

     Other restricted cash includes $5.7 million at December 31, 1996, which was restricted to satisfy certain covenants in the indenture associated with a 1994 offering of 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") pertaining to launch insurance for EchoStar II. These covenant requirements were satisfied during September 1997. In addition, as of December 31, 1996, a total of $25.0 million was held in two escrow accounts for the benefit of EchoStar Receiver System manufacturers. These deposits were released from their respective escrow accounts during May 1997.

4.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        1996            1997
                                                    ----------------------------
                                                                    (UNAUDITED)

          EchoStar Receiver Systems                   $ 32,799       $ 12,157
          DBS receiver components                       15,736         11,347
          Consigned DBS receiver components             23,525          1,988
          Finished goods - International                 3,491          3,220
          Finished goods - C-band                          600              4
          Spare parts and other                          2,279          2,227
          Reserve for excess and obsolete inventory     (5,663)        (7,893)
                                                    ----------------------------
                                                      $ 72,767       $ 23,050
                                                    ----------------------------
                                                    ----------------------------

                      ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                    DECEMBER 31,  SEPTEMBER 30,
                                             LIFE       1996          1997
                                         (IN YEARS) ---------------------------
                                         ----------                 (UNAUDITED)
     EchoStar I                              12       $ 201,607      $ 201,607
     EchoStar II                             12         228,694        228,694
     Furniture, fixtures and equipment     2-12          72,945         81,219
     Buildings and improvements            7-40          26,035         31,502
     Tooling and other                        2           3,253          3,820
     Land                                    --           2,295          6,305
     Vehicles                                 7           1,323          1,334
     Construction in progress                --          89,733        329,415
                                                      -------------------------
       Total property and equipment                     625,885        883,896
     Accumulated depreciation                           (35,264)       (73,125)
                                                      -------------------------
       Property and equipment, net                    $ 590,621      $ 810,771
                                                      -------------------------
                                                      -------------------------

     Construction in progress consists of the following (in thousands):

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                         1996         1997
                                                    ---------------------------
     Progress amounts for satellite                                 (UNAUDITED)
     construction, launch, launch insurance and
      capitalized interest:
       EchoStar III                                     $29,123      $207,534
       EchoStar IV                                       56,320        99,077
     Other                                                4,290        22,804
                                                    ---------------------------
                                                        $89,733      $329,415
                                                    ---------------------------
                                                    ---------------------------

6.   OTHER NONCURRENT ASSETS

     Other noncurrent assets consist of the following (in thousands):

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                         1996         1997
                                                    ---------------------------
                                                                   (UNAUDITED)
     Notes receivable from DBSC, including
      accrued interest of $3,382
      and $0, respectively                             $49,382       $     --
     Deferred debt issuance costs                       21,284         32,372
     SSET convertible subordinated debentures            3,649          4,075
     Investment in DBSC                                  4,044             --
     DBSI convertible subordinated debentures            4,640             --
     Other, net                                            827          2,058
                                                    ---------------------------
                                                       $83,826       $ 38,505
                                                    ---------------------------
                                                    ---------------------------

     During 1995 and 1996, EchoStar purchased a total of $4.6 million principal amount of convertible subordinated debentures of DBS Industries, Inc. ("DBSI"). These debentures were secured by stock of Direct Broadcasting Satellite Corporation ("DBSC") owned by DBSI. In connection with EchoStar's January 1997 merger with DBSC, DBSI exchanged its DBSC stock, which secured the debentures, for 270,414 shares of EchoStar's Class A Common Stock. As of August 1997, total principal, plus delinquent interest on the debentures, totaled $5.5 million. During August 1997, EchoStar foreclosed on the convertible subordinated debentures and retired the 270,414 shares of its Class A Common Stock, reducing the debt by approximately $4.5 million based on the market value of EchoStar's Class A Common Stock at the time. Contemporaneously, DBSI made an approximate $1.0 million cash payment to EchoStar resulting in full satisfaction and cancellation of the underlying debentures.

                      ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   1997 NOTES

     On June 25, 1997, EchoStar DBS Corporation ("DBS Corp"), a wholly-owned subsidiary of EchoStar, consummated an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes Offering resulted in net proceeds to DBS Corp of approximately $362.5 million (after payment of underwriting discounts and other issuance costs aggregating approximately $12.5 million). Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, with the first interest payment due January 1, 1998. Approximately $109.0 million of the net proceeds of the 1997 Notes Offering were placed in the Interest Escrow account to fund the first five semi-annual interest payments (through January 1, 2000). Additionally, approximately $112.0 million of the net proceeds of the 1997 Notes Offering were placed in the Satellite Escrow account to fund the construction launch and insurance of EchoStar's fourth DBS satellite ("EchoStar IV"). The 1997 Notes mature on July 1, 2002.

     The 1997 Notes were issued in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company is in the process of exchanging the privately issued notes for publicly registered notes with substantially identical terms (including principal amount, interest rate, maturity, security and ranking). Prior to consummation of the 1997 Notes Offering, EchoStar contributed (the "Contribution") all of the outstanding capital stock of its wholly-owned subsidiary EchoStar Satellite Broadcasting Corporation ("ESBC") to DBS Corp. As a result of the Contribution, ESBC is a wholly-owned subsidiary of DBS Corp.

     The 1997 Notes rank PARI PASSU in right of payment with all senior indebtedness of DBS Corp. The 1997 Notes are guaranteed on a subordinated basis by DBS Corp's parent, EchoStar, and, contingent upon the occurrence of certain events, will be guaranteed by ESBC and Dish, Ltd. and certain other subsidiaries of DBS Corp and EchoStar. The 1997 Notes are secured by liens on the capital stock of DBS Corp, EchoStar IV, and certain other assets of DBS Corp and EchoStar. Although the 1997 Notes are titled "Senior": (i) DBS Corp has not issued, and does not have any plans to issue, any significant indebtedness to which the 1997 Notes would be senior; and (ii) the 1997 Notes are effectively subordinated to all liabilities of ECC (except liabilities to general creditors). In addition, the ability of Dish, Ltd. to make distributions to DBS Corp is severely limited by the terms of an indenture to which it is subject, and the cash flow generated by the assets and operations of DBS Corp's subsidiaries will only be available to satisfy DBS Corp's obligations on the 1997 Notes to the extent that such subsidiaries are able to make distributions, directly or indirectly, to DBS Corp.

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

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

8.   RECLASSIFICATIONS TO THE STATEMENTS OF OPERATIONS

     Beginning with this Quarterly Report, EchoStar has revised its statements of operations to reflect them in a manner that management believes will help investors to more easily follow EchoStar's operations as they expand and change moving forward. If EchoStar had presented its statements of operations for the quarterly periods ended March 31, 1997 and June 30, 1997 in this revised format, the statements of operations would have appeared as follows:

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      ------------------------------  ----------------
                                                      MARCH 31, 1997   JUNE 30, 1997    JUNE 30, 1997
                                                      --------------   -------------  ----------------
REVENUE:
 DISH Network:
  Subscription television services                       $ 48,050       $ 62,858          $110,908
  Other                                                     8,694         12,698            21,392
                                                         --------       --------          --------
 Total DISH Network                                        56,744         75,556           132,300
 DTH equipment sales and integration services               2,354         13,713            16,067
 Satellite services                                         2,165          2,045             4,210
 Other                                                      2,253          2,250             4,503
                                                         --------       --------          --------
Total revenue                                              63,516         93,564           157,080

COSTS AND EXPENSES:
 DISH Network Operating Expenses:
  Subscriber-related expenses                              23,070         31,505            54,575
  Call center and other                                     6,471          5,964            12,435
  Satellite and transmission                                2,782          3,452             6,234
                                                         --------       --------          --------
 Total DISH Network operating expenses                     32,323         40,921            73,244
  Cost of sales - DTH equipment and integration
   services                                                 2,486         12,213            14,699
 DISH Network Marketing:
  Subscriber promotion subsidies                           13,142         17,871            31,013
  Advertising and other                                     3,280          4,038             7,318
                                                         --------       --------          --------
 Total DISH Network marketing expenses                     16,422         21,909            38,331
 General and administrative                                16,106         15,542            31,648
 Amortization of subscriber acquisition costs              28,150         33,268            61,418
 Depreciation and amortization                             12,625         12,732            25,357
                                                         --------       --------          --------
Total costs and expenses                                  108,112        136,585           244,697
                                                         --------       --------          --------

Operating loss                                           $(44,596)      $(43,021)         $(87,617)
                                                         --------       --------          --------
                                                         --------       --------          --------

9.   OTHER REVENUE

     In 1995, the Company began focusing substantial resources on development of the DISH Network. Consequently, and coincident with the introduction of DBS subscription television services, revenues associated with the sale of C-band equipment and programming have decreased significantly. This trend is expected to continue for the foreseeable future. For the above reasons, the Company has reported the net result of C-band operations as "other revenue" in the accompanying statements of operations. "Other revenue" consists of the following (in thousands):

                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,
                                   ------------------    ------------------
                                     1996       1997       1996      1997
                                   ------------------    ------------------
  REVENUE:
   C-band equipment sales          $ 11,756   $ 7,090    $ 43,850  $ 22,183
   C-band programming                 2,879     1,750       9,518     5,831
   Other revenue                         88     1,008         253     1,721
                                   ------------------    ------------------
  Total revenue                      14,723     9,848      53,621    29,735
  COSTS AND EXPENSES:
   Cost of C-band equipment sold     (9,142)   (5,212)    (34,578)  (16,347)
   C-band programming                (2,636)   (1,429)     (8,746)   (4,843)
   Other                               (539)     (410)     (1,139)   (1,245)
                                   ------------------    ------------------
  Total costs and expenses          (12,317)   (7,051)    (44,463)  (22,435)
                                   ------------------    ------------------
    Other revenue                  $  2,406   $ 2,797    $  9,158  $  7,300
                                   ------------------    ------------------
                                   ------------------    ------------------

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

10.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The Company has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured to its specifications. As of September 30, 1997, these commitments totaled approximately $205.4 million and the total of all outstanding purchase order commitments with domestic and foreign suppliers was $206.1 million. All of the purchases related to these commitments are expected to be made during 1997. The Company expects to finance these purchases from unrestricted cash and additional cash flows generated from sales of DISH Network programming and related DBS inventory. In addition to the above, EchoStar will expend $93.4 million between October 1, 1997 and the second quarter of 1998 related to the construction, launch and insurance of EchoStar IV.

NEWS CORPORATION LITIGATION

     On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110DEG. West Longitude ("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million at a Federal Communications Commission ("FCC") auction during 1996. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

     During May 1997, EchoStar initiated litigation alleging, among other things, breach of contract, failure to act in good faith, and other causes of action. News has denied all of EchoStar's material allegations and has asserted numerous counterclaims against EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The case has been set for a five week trial commencing in June 1998. While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation. An adverse decision could have a material adverse effect on EchoStar's financial position and results of operations.

OTHER RISKS AND CONTINGENCIES

     The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

11.  SUBSEQUENT EVENTS

SERIES B SENIOR REDEEMABLE EXCHANGEABLE PREFERRED STOCK OFFERING

     On October 2, 1997, EchoStar consummated an offering (the "Series B Preferred Offering") of 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004, par value $0.01 per share (including any additional shares of such stock issued from time to time in lieu of cash dividends, the "Series B Preferred Stock"). The Series B Preferred Offering resulted in net proceeds to EchoStar of approximately $193.0 million. The Series B Preferred Stock was issued in a private placement pursuant to Rule 144A of the Securities Act. On November 10, 1997, EchoStar filed a Registration Statement on Form S-4 (the "Registration Statement") to exchange the privately issued Series B Preferred Stock for publicly registered preferred stock (the "New Series B Preferred Stock") with substantially identical terms (including liquidation preference, dividend rate, and ranking). Upon the effectiveness of the Registration Statement, EchoStar will make an offer to exchange the Series B Preferred Stock for the New Series B Preferred Stock. Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share. Dividends on the Series B Preferred Stock are payable quarterly in arrears, commencing on January 1, 1998. EchoStar may, at its option, pay dividends in cash or by issuing additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     EchoStar may, at its option, exchange all, but not less than all, of the shares of Series B Preferred Stock then outstanding for EchoStar's 12 1/8% Senior Exchange Notes due 2004 (including any such senior notes issued from time to time in lieu of cash interest, the "Senior Exchange Notes"). The Senior Exchange Notes will bear interest at a rate of 12 1/8% per annum, payable semiannually in arrears on April 1 and October 1 of each year, commencing with the first such date to occur after the date of the exchange. Interest on the Senior Exchange Notes may, at the option of EchoStar, be paid in cash or by issuing additional Senior Exchange Notes in an aggregate principal amount equal to the amount of such interest.

SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK OFFERING

     On November 4, 1997, EchoStar consummated an offering (the "Series C Preferred Offering") of 2.3 million shares of 6 3/4% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred Offering, after exercise by the underwriters of the 15% over-allotment option, resulted in net proceeds to EchoStar of approximately $96.5 million. Simultaneously with the closing of the Series C Preferred Offering, the purchasers of the Series C Preferred Stock placed approximately $14.6 million into an account (the "Deposit Account"). The Deposit Account will provide a quarterly cash payment of approximately $0.844 per share of Series C Preferred Stock (the "Quarterly Return Amount") commencing February 1, 1998 and continuing until November 1, 1999. After that date, dividends on the Series C Preferred Stock will begin to accrue. EchoStar may, prior to the date on which any Quarterly Return Amount would otherwise be payable, deliver a notice instructing the deposit agent: (i) to purchase from EchoStar, for transfer to each holder of Series C Preferred Stock, in lieu of the Quarterly Return Amount, that number of whole shares of Class A Common Stock determined by dividing the Quarterly Return Amount by 95% of the market value of the Class A Common Stock as of the date of such notice; or (ii) defer delivery of the Quarterly Return Amount to holders of Series C Preferred Stock on such quarterly payment date until the next quarterly payment date or any subsequent payment date. However, no later than November 1, 1999 (the "Deposit Expiration Date"), any amounts remaining in the Deposit Account, as of such date, including amounts which have previously been deferred, will be (i) paid to the holders of Series C Preferred Stock; or
(ii) at EchoStar's option, used to purchase from EchoStar for delivery to each holder of Series C Preferred Stock that number of whole shares of Class A Common Stock determined by dividing the balance remaining in the Deposit Account by 95% of the market value of the shares of Class A Common Stock as of the date of EchoStar's notice.

     Each share of Series C Preferred Stock has a liquidation preference of $50 per share. Dividends on the Series C Preferred Stock will accrue from November 2, 1999, and holders of the Series C Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 6 3/4% of the liquidation preference, payable quarterly in arrears commencing February 1, 2000. Dividends may, at the option of EchoStar, be paid in cash, by delivery of fully paid and nonassessable shares of Class A Common Stock, or a combination thereof. Each share of Series C Preferred Stock is convertible at any time, unless previously redeemed, at the option of the holder thereof, into approximately 2.05 shares of Class A Common Stock, subject to adjustment upon the occurrence of certain events. The Series C Preferred Stock is redeemable at any time on or after November 1, 2000, in whole or in part, at the option of EchoStar, in cash, by delivery of fully paid and nonassessable shares of Class A Common Stock, or a combination thereof, initially at a price of $51.929 per share and thereafter at prices declining to $50.000 per share on or after November 1, 2004, plus in each case all accumulated and unpaid dividends to the redemption date. On October 30, 1997, the Series C Preferred Stock commenced trading on the Nasdaq National Market under the symbol "DISHP."

CLASS A COMMON STOCK OFFERING

     Also on November 4, 1997, EchoStar consummated an offering of 3.1 million shares of its Class A Common Stock (the "Common Stock Offering"). The Common Stock Offering resulted in net proceeds to EchoStar of approximately $57.7 million.

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

PRO FORMA FINANCIAL INFORMATION

     The following table sets forth certain historical balance sheet data as of September 30, 1997, along with pro forma balance sheet data which gives effect to the Series B Preferred Offering, the Series C Preferred Offering, and the Common Offering (in thousands, except share data):

                                                                       AS OF SEPTEMBER 30, 1997
                                                                       ------------------------
                                                                         ACTUAL      PRO FORMA
                                                                       ----------    ----------
Cash, cash equivalents and marketable
  investment securities                                                $   62,225    $  409,407
                                                                       ------------------------
                                                                       ------------------------
Total liabilities                                                      $1,597,036    $1,597,036
Series B Preferred Stock                                                       --       193,000

Stockholders' Equity (Deficit):
  Preferred Stock, 20,000,000 shares authorized:
    8% Series A Cumulative Preferred Stock, 1,616,681 shares
      issued and outstanding, including accrued dividends of $4,250        19,302        19,302
    6 3/4% Series C Preferred Stock, none and 2,300,000 (pro forma)
      shares issued and outstanding, respectively                              --       100,400
  Class A Common Stock, $.01 par value, 200,000,000 shares
    authorized, 11,585,028 and 14,685,028 (pro forma) shares
    issued and outstanding, respectively                                      116           147
  Class B Common Stock, $.01 par value, 100,000,000 shares
    authorized, 29,804,401 shares issued and outstanding                      298           298
  Class C Common Stock, $.01 par value, 100,000,000 shares
    authorized, none outstanding                                               --            --
  Common Stock Warrants                                                        11            11
  Additional paid-in capital                                              166,549       220,300
  Unrealized holding losses on available-for-sale securities,
    net of deferred taxes                                                      --            --
  Accumulated deficit                                                    (358,444)     (358,444)
                                                                       ------------------------
Total stockholders' equity (deficit)                                     (172,168)      (17,986)
                                                                       ------------------------
    Total liabilities and stockholders' equity (deficit)               $1,424,868    $1,772,050
                                                                       ------------------------
                                                                       ------------------------

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

OVERVIEW

     The operations of EchoStar Communications Corporation (together with its subsidiaries, "EchoStar" or the "Company") include three interrelated business units: (i) a direct broadcast satellite ("DBS") subscription television service in the United States (the "DISH Network"); (ii) the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design and construction oversight and other project integration services for international DTH ventures ("Technology"); and (iii) the turn-key delivery of video, audio and data, primarily from EchoStar satellites, to customers for business television and other satellite users. These services include uplink, satellite transponder space, sales and installation of ground segment equipment, and billing services ("Satellite Services"). EchoStar's C-band DTH products, programming and related services businesses are no longer material to its operations and EchoStar expects revenues from its C-band lines of business to continue to decline.

     EchoStar's Technology and Satellite Services businesses result from development of the DISH Network, and EchoStar's revenues are, and will continue to be, derived principally from subscription fees for DISH Network programming. While there can be no assurance, EchoStar believes that revenue from its Technology and Satellite Services businesses may increase in the future assuming, among other things, the successful launch of EchoStar's third and fourth DBS satellites ("EchoStar III" and "EchoStar IV," respectively). Further those businesses are expected to continue to support and create revenue opportunities for the DISH Network. For example, the design of digital set-top equipment for international DTH customers is performed by the same employees who design EchoStar Receiver Systems. Consequently, international Technology projects may result in improvements in design and economies of scale in the production of EchoStar Receiver Systems for the DISH Network. Further, since Satellite Services customers have DISH Network set-top equipment in their homes and businesses, they are more likely than the general population to subscribe to DISH Network programming.

     EchoStar III was launched on October 5, 1997. Commencing in January 1998, the Company expects to use EchoStar III to retransmit local network programming from approximately ten of the largest cities in the eastern and central time zones (assuming receipt of any required retransmission consents and copyright licenses and/or congressional or regulatory action necessary to extend and clarify the scope of the statutory compulsory license to cover local satellite retransmission of network-affiliated station signals), and to provide subscribers with additional sports, foreign language, cultural, business, educational and other niche programming. As technology advances and demand increases, the Company also expects to use EchoStar III to provide popular Internet and other computer data at high transmission speeds and to offer subscribers HDTV. While all testing of EchoStar III to date indicates the satellite is functioning properly, the ultimate success of the launch and in-orbit operation of EchoStar III will not be established until approximately December 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     KEY OPERATING AND FINANCIAL STATISTICS. As of September 30, 1997, EchoStar had approximately 820,000 DISH Network subscribers compared to approximately 190,000 subscribers at September 30, 1996. During the three and nine months ended September 30, 1997, EchoStar added approximately 230,000 and 470,000 DISH Network subscribers, respectively. While EchoStar's factory manufacturing capacity is adequate to meet demand, subscriber activations during the third quarter exceeded EchoStar's expectations. As a result of stronger than expected sales and because certain components of EchoStar Receiver Systems must be ordered as much as 120 days in advance, certain models of EchoStar Receiver Systems will have limited availability during the fourth quarter and EchoStar expects that its fourth quarter subscriber growth will be limited to approximately the same number of subscribers added during the third quarter. EchoStar believes that it has ordered, or can timely order, sufficient quantities of components to meet reasonably expected demand during 1998.

     During the three and nine months ended September 30, 1997, subscriber churn approximated 1.2% per month. EchoStar's subscriber acquisition costs, inclusive of advertising expenses, for the three and nine months ended September 30, 1997 approximated $300 and $350, respectively.

     ECHOSTAR MARKETING PROMOTIONS. During August 1996, EchoStar introduced a promotion (the "1996 Promotion") which permitted independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (as compared to the original average retail price prior to August 1996 of approximately $499), conditioned upon the consumer's prepaid one-year subscription to the DISH Network's America's Top 50 CD programming package for approximately $300. Total transaction proceeds to EchoStar are less than its aggregate costs (equipment, programming and other) for the initial prepaid subscription are initially deferred, and recognized as revenue over the related prepaid subscription period (normally one year). During the period from August 1996 through May 1997, substantially all new subscriber activations resulted from the 1996 Promotion.

     During June 1997, the 1996 Promotion was enhanced to permit independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 without an extended subscription commitment (the "1997 Promotion"). Net transaction costs associated with the 1997 Promotion are expensed as incurred (reported as a component of subscriber promotion subsidies) in the accompanying statements of operations. Since introduction of the 1997 Promotion, the majority of new subscriber activations have resulted therefrom.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

     REVENUE. Total revenue for the three months ended September 30, 1997 was $124.8 million, an increase of $94.4 million as compared to total revenue for the three months ended September 30, 1996 of $30.4 million. The increase in total revenue in 1997 was primarily attributable to DISH Network subscriber growth. The Company expects this trend to continue as the number of DISH Network subscribers increases, and as EchoStar develops its Technology and Satellite Services businesses. Consistent with the increases in total revenue during the three months ended September 30,1997, EchoStar experienced a corresponding increase in trade accounts receivable at September 30, 1997.

     DISH Network subscription television services revenue totaled $82.1 million for the three months ended September 30, 1997, an increase of $68.8 million compared to the three months ended September 30, 1996. This increase was directly attributable to the increase in the number of DISH Network subscribers as of September 30, 1997 as compared to September 30, 1996. Average monthly revenue per subscriber approximated $39.50 for the three months ended September 30, 1997 compared to approximately $34.50 for the same period in 1996. The increase in monthly revenue per subscriber was primarily due to additional channels added upon commencement of operations of EchoStar's second DBS satellite ("EchoStar II") in November 1996. DISH Network subscription television services revenue consists primarily of revenue from basic, premium and pay-per-view subscription television services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Other DISH Network revenue totaled $13.7 million for the three months ended September 30, 1997, an increase of $10.9 million compared to the three months ended September 30, 1996. Other DISH Network revenue consists primarily of the recognition of revenue related to EchoStar Receiver Systems sold pursuant to the 1996 Promotion, DBS system installation revenue, and loan origination and participation income. During the three months ended September 30, 1997, EchoStar recognized approximately $11.8 million of revenue relating to EchoStar Receiver Systems sold pursuant the 1996 Promotion, an increase of $10.7 million as compared to the three months ended September 30, 1996. EchoStar expects revenue related to the 1996 Promotion to decline at an accelerated rate in future periods and to end entirely in 1998, one year following the last sale pursuant to the 1996 Promotion.

     For the three months ended September 30, 1997, DTH equipment sales and integration services was comprised primarily of revenue from set-top boxes and other DTH equipment sold to international DTH service operators. For the three months ended September 30, 1997, DBS equipment sales and integration services totaled $22.6 million. EchoStar currently has agreements with two international DBS service operators for the distribution of digital satellite broadcasting equipment. EchoStar recognized revenues of approximately $18.5 million related to these agreements during the three months ended September 30, 1997. Approximately $17.0 million of this revenue related to the sale of set-top boxes and other DTH equipment and approximately $1.5 million of revenue related to the provision of integration services (revenue from uplink center design and construction oversight and other project integration services for international DTH ventures).

     While EchoStar continues to actively pursue other similar distribution and integration service opportunities, no assurance can be given that any such additional negotiations will be successful. Although EchoStar expects its Technology business may grow at an accelerated rate, EchoStar's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of the DBS operator in that country, which, in turn, depends on other factors, such as the level of consumer acceptance of DBS products and the intensity of competition for international subscription television subscribers. No assurance can be given regarding the level of expected future revenues which may be generated from EchoStar's alliances with foreign DTH operators.

     For the three months ended September 30, 1996, DTH equipment sales and integration services consisted primarily of EchoStar Receiver Systems and related accessories sold prior to the August 1996 nationwide rollout of the 1996 Promotion. DTH equipment sales and integration services revenue for the three months ended September 30, 1996 totaled $9.9 million.

     Satellite services revenue totaled $3.7 million for the three months ended September 30, 1997, an increase of $1.7 million, or 84%, compared to the three months ended September 30, 1996. Satellite services revenue primarily consists of signal carriage revenues from content providers and business television service revenue for the broadcast of organization specific telecasts. The increase in satellite services revenue was primarily attributable to an increase in the number of content providers combined with increased usage by EchoStar's business television customers.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $56.9 million for the three months ended September 30, 1997, an increase of $44.1 million as compared to the same period in 1996. The increase in DISH Network operating expenses was primarily attributable to the increase in the number of DISH Network subscribers. Subscriber-related expenses totaled $42.7 million for the three months ended September 30, 1997, an increase of $35.7 million compared to the same period in the prior year. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 52% of subscription television services revenues, compared to 53% of subscription television services revenues during the same period in 1996. Satellite and transmission expenses are comprised primarily of costs associated with the operation of EchoStar's digital broadcast center and costs of maintaining in-orbit insurance on EchoStar's DBS satellites. Satellite and transmission expenses increased $2.1 million compared to the same period in 1996 primarily as a result of the September 1996 launch of EchoStar II. Call center and other operating expenses consist primarily of costs incurred in the operation of EchoStar's DISH Network call center and expenses associated with subscriber equipment installation. Call Center and other operating expenses totaled $10.8 million for the three months ended September 30, 1997, an increase of $6.3 million as compared to the same period in 1996. The increase in call center and other operating expenses was directly attributable to the increase in the number of DISH Network subscribers. EchoStar expects DISH Network operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, EchoStar expects that such costs as a percentage of DISH Network revenue will decline.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES.  Cost of sales
- DTH equipment and integration services totaled $11.9 million for the three months ended September 30, 1997 (net of the reclassification of freight expenses of $1.7 million incurred during the first six months of 1997 associated with shipment of EchoStar Receiver Systems), an increase of $2.5 million, or 26%, as compared to the same period in 1996. For the three months ended September 30, 1997, cost of sales - DTH equipment and integration services represents costs associated with set-top boxes and related components sold to international DTH operators. For the three months ended September 30, 1996, cost of sales - DTH equipment and integration services totaled $9.5 million and represent costs of EchoStar Receiver Systems sold prior to the August 1996 rollout of the 1996 Promotion.

     DISH NETWORK MARKETING EXPENSES. DISH Network marketing expenses totaled $80.4 million for the three months ended September 30, 1997, an increase of $70.4 million as compared to the same period in 1996. The increase in DISH Network marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies represent the excess of transaction costs over transaction proceeds at the time of sale associated with EchoStar's various promotions. Such costs totaled approximately $63.6 million (including a $1.7 million reclassification of freight expenses described above), an increase of $57.6 million as compared to the same period in 1996. The increase in subscriber promotion subsidies was primarily attributable to the commencement of the 1997 Promotion and an increase in the number of EchoStar Receiver Systems sold during the three months ended September 30, 1997 as compared to the same period in 1996. Advertising and other expenses increased $12.8 million to $16.8 million during the three months ended September 30, 1997 as a result of increased marketing activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $17.2 million for the three months ended September 30, 1997, an increase of $3.4 million as compared to the same period in 1996. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of DISH Network. G&A expenses as a percentage of total revenue decreased to 14% during the three months ended September 30, 1997 as compared to 45% during the same period in 1996. EchoStar expects that its G&A expenses as a percent of total revenue will continue to decrease in future periods.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. Earnings before interest, taxes, depreciation and amortization (including amortization of subscriber acquisition costs) ("EBITDA") was negative $41.6 million for the three months ended September 30, 1997 as compared to negative EBITDA of $15.6 million during the same period of 1996. This decrease in EBITDA resulted from the factors affecting revenue and expenses discussed above. EchoStar believes that EDITDA results will improve in future periods as its subscriber acquisition costs decrease and the number of DISH Network subscribers increases. In the event that new subscriber activations exceed expectations, EchoStar's EBITDA results would be negatively impacted (as a result of the accounting treatment applied to the 1997 Promotion whereby net subscriber acquisition costs are expensed upon subscriber activation).

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended September 30, 1997 (including amortization of subscriber acquisition costs of $3.4 million and $34.1 million for the three months ended September 30, 1996 and September 30, 1997, respectively), aggregated $47.1 million, an increase of $35.8 million, as compared to the same period 1996. The increase in depreciation and amortization expenses principally resulted from amortization of subscriber acquisition costs and depreciation of EchoStar II (placed in service during the fourth quarter of 1996).

     OTHER INCOME AND EXPENSE. Other expense, net totaled $26.4 million for the three months ended September 30, 1997, an increase of $11.8 million as compared to the same period during 1996. The increase in other expense in the third quarter of 1997 resulted primarily from interest expense associated with the 1997 Notes (as defined), which were issued in June 1997, and increases in interest expenses associated with EchoStar's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and its 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes") due to higher accreted balances thereon. These increases in interest expenses were partially offset by increases in capitalized interest. Capitalized interest (principally attributable to satellite construction) approximated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

$11.2 million during the three months ended September 30, 1997, compared to approximately $8.5 million during the three months ended September 30, 1996.

     INCOME TAX BENEFIT. The decrease in the income tax benefit of $15.0 million (from $15.0 million for the three months ended September 30, 1996 to an income tax provision of $20,000 for the three months ended September 30,
1997) principally resulted from EchoStar's decision to fully reserve the third quarter addition to its net deferred tax asset. EchoStar's net deferred tax assets (approximately $67.1 million at September 30, 1997) relate to temporary differences for amortization of original issue discount on the 1994 Notes and 1996 Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the magnitude of its reserve may change.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     REVENUE. Total revenue for the nine months ended September 30, 1997 was $281.9 million, an increase of $169.3 million, or 150%, as compared to total revenue for the nine months ended September 30, 1996 of $112.6 million. This increase was primarily attributable to the increase in the number of DISH Network subscribers.

     DISH Network subscription television services revenue totaled $193.0 million for the nine months ended September 30, 1997, an increase of $175.5 million compared to the nine months ended September 30, 1996. This increase resulted from operation of the DISH Network during the entirety of the nine months ended September 30, 1997 (DISH Network operations commenced in March
1996) as well as from the increase in the number of DISH Network subscribers. During the nine months ended September 30, 1997, EchoStar added 470,000 DISH Network subscribers and average revenue per subscriber approximated $39.00.

     Other DISH Network revenue totaled $35.1 million for the nine months ended September 30, 1997, an increase of $25.6 million compared to the nine months ended September 30, 1996. Other DISH Network revenue consists primarily of the recognition of revenue related to EchoStar Receiver Systems sold pursuant to the 1996 Promotion, DBS system installation revenue, and loan origination and participation income. During the nine months ended September 30, 1997, EchoStar recognized approximately $30.0 million of revenue relating to EchoStar Receiver Systems sold pursuant to the 1996 Promotion, an increase of $29.0 million as compared to the nine months ended September 30, 1996. EchoStar expects revenue related to the 1996 Promotion to decline at an accelerated rate in future periods and to end entirely in 1998, one year following the last sale pursuant to the 1996 Promotion.

     During the nine months ended September 30, 1997, DTH equipment sales and integration services revenue was comprised primarily of revenue from the sale of set-top boxes and other DTH equipment sold to international DBS service operators. These revenues totaled $38.7 million of which approximately $17.0 million was related to the sale of set-top boxes and other DTH equipment. EchoStar also recognized revenues of approximately $13.4 million relating to the provision of integration services.

     During the nine months ended September 30, 1996, DTH equipment sales and integration services revenue resulted from the sale, prior to the August 1996 nationwide introduction of the 1996 Promotion, of EchoStar Receiver Systems. DTH equipment sales totaled $72.7 million during the nine months ended September 30, 1996.

     Satellite services revenue totaled $7.9 million for the nine months ended September 30, 1997, an increase of $4.1 million, or 106%, compared to the same period in 1996. The increase in satellite services revenue primarily resulted from operation of EchoStar I and EchoStar II during the entirety of 1997, an increase in the number of content providers, and increased usage by EchoStar's business television customers.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $130.2 million for the nine months ended September 30, 1997, an increase of $111.2 million as compared to the same period in 1996. The increase in DISH Network operating expenses was primarily attributable to operation of the DISH Network during the entirety of 1997 and the increase in the number of DISH Network subscribers. Subscriber-related expenses totaled $97.3 million for the nine months ended September 30, 1997, an increase of $88.0 million as compared to the same period in the prior year. Such expenses as a percent of subscription television services revenues were 50%, compared to 53% of subscription television services revenues during the same period in 1996. Satellite and transmission expenses increased $6.8 million compared to the same period in 1996, primarily as a result of operation of the DISH Network during the entirety of 1997 and the commencement of operation of EchoStar II. Call center and other operating expenses totaled $23.2 million for the nine months ended September 30, 1997, an increase of $16.3 million as compared to the same period in 1996. The increase in these expenses was attributable to operation of the DISH Network during the entirety of 1997 and from the increase in the number of DISH Network subscribers.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES.  Cost of sales
- DTH equipment and integration services totaled $26.6 million for the nine months ended September 30, 1997, a decrease of $46.3 million, or 63%,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

compared to the same period in 1996. For the nine months ended September 30, 1997, cost of sales - DTH equipment and integration services principally consisted of costs associated with the sale of EchoStar Receiver Systems and related components and the provision of integration services to international DTH operators. During the nine months ended September 30, 1996, cost of sales
- DTH equipment and integration services represented costs of EchoStar Receiver Systems and related components sold prior to the August 1996 nationwide rollout of the 1996 Promotion. As previously described, EchoStar Receiver Systems sold pursuant to the 1996 Promotion are not included within this caption on the accompanying statements of operations but are deferred (i.e., subscriber acquisition costs) and amortized over the prepaid subscription period.

     DISH NETWORK MARKETING EXPENSES. DISH Network marketing expenses totaled $118.7 million for the nine months ended September 30, 1997, an increase of $101.3 million as compared to the same period in 1996. The increase in DISH Network marketing expenses was primarily the result of the increase in subscriber promotion subsidies. Such costs totaled approximately $94.6 million, an increase of $88.6 million, compared to the same period in 1996. The increase in subscriber promotion subsidies was primarily attributable to the commencement of the 1997 Promotion. Advertising and other expenses increased $12.6 million, or 110%, to $24.1 million during the nine months ended September 30, 1997, principally due to the operation of the DISH Network during the entirety of 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses totaled $48.9 million for the nine months ended September 30, 1997, an increase of $17.1 million as compared to the same period in 1996. The increase in G&A expenses resulted from increased personnel expenses to support the growth of DISH Network. G&A expenses as a percentage of total revenue decreased to 17% for the nine months ended September 30, 1997, compared to 28% during the same period in 1996.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA was negative $42.5 million for the nine months ended September 30, 1997, compared to negative EBITDA of $28.6 million for the same period in 1996. This decrease in EBITDA of $13.9 million resulted from the factors affecting revenue and expenses discussed above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the nine months ended September 30, 1997 (including amortization of subscriber acquisition costs of $3.5 million and $95.5 million for the nine months ended September 30, 1996 and September 30, 1997, respectively) aggregated $133.9 million, an increase of $112.8 million, as compared to the same period in 1996. The increase in depreciation and amortization expenses resulted from amortization of subscriber acquisition costs and depreciation of EchoStar II.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $65.4 million for the nine months ended September 30, 1997, an increase of $26.9 million, as compared to the same period 1996. The increase in other expense during the nine months ended September 30, 1997 resulted from an increase in interest expenses associated with the 1994 Notes, the 1996 Notes, and the 1997 Notes. Additionally, interest income decreased approximately $5.8 million as a result of a decrease in invested balances. EchoStar capitalized $27.9 million and $22.9 million of interest during the nine months ended September 30, 1997 and 1996, respectively.

     INCOME TAX BENEFIT. The decrease in the income tax benefit of $31.9 million (from $31.8 million for the nine months ended September 30, 1996 to an income tax provision of $64,000 for the nine months ended September 30, 1997) was the result of EchoStar's decision to fully reserve the 1997 additions to its net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures, including expenditures for satellite systems under construction, totaled $181.2 million and $183.6 million during the nine months ended September 30, 1996 and 1997, respectively. During the nine months ended September 30, 1997, net cash flows used in operations totaled $40.1 million compared to $8.4 million used in operations during the same period of 1996. EchoStar anticipates that its working capital and capital expenditure requirements will increase during the fourth quarter of 1997 and first half of 1998 as it continues to aggressively build its DISH Network subscriber base, and as it constructs and prepares to launch and deploy EchoStar IV.
EchoStar's capital requirements during 1997 principally have been funded by the proceeds from the 1996 Notes Offering and EchoStar DBS Corporation's ("DBS Corp") June 1997 offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes Offering resulted in net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

proceeds to the Company of approximately $362.5 million, including approximately $109.0 million restricted to fund interest payments on the 1997 Notes through January 1, 2000.

     In accordance with an agreement (the "News Agreement") with The News Corporation Limited ("News"), EchoStar had expected to meet its short- and medium-term capital needs through financial commitments from News. As a result of the failure by News to honor its obligations under the News Agreement, EchoStar was required to raise additional capital to continue its contemplated business plan. Accordingly, EchoStar consummated the 1997 Notes Offering and the offerings described below (collectively, the "1997 Offerings"). EchoStar intends to seek recovery from News for any costs of financing, including those costs associated with the 1997 Offerings, in excess of the costs of the financing committed to by News under the News Agreement.

RECENT FINANCING ACTIVITIES

     SERIES B SENIOR REDEEMABLE EXCHANGEABLE PREFERRED STOCK OFFERING. On October 2, 1997, EchoStar consummated an offering (the "Series B Preferred Offering") of 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004, par value $0.01 per share (including any additional shares of such stock issued from time to time in lieu of cash dividends, the "Series B Preferred Stock"). The Series B Preferred Offering resulted in net proceeds to EchoStar of approximately $193.0 million. The Series B Preferred Stock was issued in a private placement pursuant to Rule 144A of the Securities Act. On November 10, 1997, EchoStar filed a Registration Statement on Form S-4 (the "Registration Statement") to exchange the privately issued Series B Preferred Stock for publicly registered preferred stock (the "New Series B Preferred Stock") with substantially identical terms (including liquidation preference, dividend rate, and ranking). Upon the effectiveness of the Registration Statement, EchoStar will make an offer to exchange the Series B Preferred Stock for the New Series B Preferred Stock. Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share. Dividends on the Series B Preferred Stock are payable quarterly in arrears, commencing on January 1, 1998.

     EchoStar may, at its option, pay dividends in cash or by issuing additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. EchoStar may, at its option, exchange all, but not less than all, of the shares of Series B Preferred Stock then outstanding for EchoStar's 12 1/8% Senior Exchange Notes due 2004 (including any such senior notes issued from time to time in lieu of cash interest, the "Senior Exchange Notes"). The Senior Exchange Notes will bear interest at a rate of 12 1/8% per annum, payable semiannually in arrears on April 1 and October 1 of each year, commencing with the first such date to occur after the date of the exchange. Interest on the Senior Exchange Notes may, at the option of EchoStar, be paid in cash or by issuing additional Senior Exchange Notes in an aggregate principal amount equal to the amount of such interest.

     SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK OFFERING. On November 4, 1997, EchoStar consummated an offering (the "Series C Preferred Offering") of
2.3 million shares of 6 3/4% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred Offering, after exercise by the underwriters of the 15% over-allotment option, resulted in net proceeds to EchoStar of approximately $96.5 million. Simultaneously with the closing of the Series C Preferred Offering, the purchasers of the Series C Preferred Stock placed approximately $14.6 million into an account (the "Deposit Account"). The Deposit Account will provide a quarterly cash payment of approximately $0.844 per share of Series C Preferred Stock (the "Quarterly Return Amount") commencing February 1, 1998 and continuing until November 1, 1999. After that date, dividends on the Series C Preferred Stock will begin to accrue. EchoStar may, prior to the date on which any Quarterly Return Amount would otherwise be payable, deliver notice instructing the deposit agent: (i) to purchase from EchoStar, for transfer to each holder of Series C Preferred Stock, in lieu of the Quarterly Return Amount, that number of whole shares of Class A Common Stock determined by dividing the Quarterly Return Amount by 95% of the market value of the Class A Common Stock as of the date of such notice; or (ii) defer delivery of the Quarterly Return Amount to holders of Series C Preferred Stock on such quarterly payment date until the next quarterly payment date or any subsequent payment date. However, no later than November 1, 1999 (the "Deposit Expiration Date"), any amounts remaining in the Deposit Account, as of such date, including amounts which have previously been deferred, will be: (i) paid to the holders of Series C Preferred Stock; or (ii) at EchoStar's option, used to purchase from EchoStar for delivery to each holder of Series C Preferred Stock that number of whole shares of Class A Common Stock determined by dividing the balance remaining in the Deposit Account by 95% of the market value of the shares of Class A Common Stock as of the date of EchoStar's notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

      Each share of Series C Preferred Stock has a liquidation preference of $50 per share. Dividends on the Series C Preferred Stock will accrue from November 2, 1999, and holders of the Series C Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 6 3/4% of the liquidation preference, payable quarterly in arrears commencing February 1, 2000.
Dividends may, at the option of EchoStar, be paid in cash, by delivery of fully paid and nonassessable shares of Class A Common Stock, or a combination thereof. Each share of Series C Preferred Stock is convertible at any time, unless previously redeemed, at the option of the holder thereof, into approximately 2.05 shares of Class A Common Stock, subject to adjustment upon the occurrence of certain events. The Series C Preferred Stock is redeemable at any time on or after November 1, 2000, in whole or in part, at the option of EchoStar, in cash, by delivery of fully paid and nonassessable shares of Class A Common Stock, or a combination thereof, initially at a price of $51.929 per share and thereafter at prices declining to $50.000 per share on or after November 1, 2004, plus in each case all accumulated and unpaid dividends to the redemption date. On October 30, 1997, the Series C Preferred Stock commenced trading on the Nasdaq National Market under the symbol "DISHP."

     CLASS A COMMON STOCK OFFERING. Also on November 4, 1997, EchoStar consummated an offering of 3.1 million shares of its Class A Common Stock (the "Common Stock Offering"). The Common Stock Offering resulted in net proceeds to EchoStar of approximately $57.7 million.

EFFECTS OF CAMPAIGNS TO ACQUIRE SUBSCRIBERS

     The 1997 Promotion has significantly increased EchoStar's working capital requirements. Transaction proceeds associated with the 1997 Promotion vary dependent on the type of EchoStar Receiver System and the number of additional outlet receivers purchased, but, on average approximate $225 to $275 per new subscriber. Transaction costs, consisting of costs of goods sold, activation fees paid to dealers and distributors, and other promotional costs, range from $425 to $500 per new subscriber. Thus, each subscriber initially added pursuant to the 1997 Promotion results in a net use of cash of between approximately $200 to $275. Comparatively, the 1996 Promotion (which requires an annual prepaid DISH Network subscription and continues to be available to consumers) results in approximately breakeven net cash flows at the time of subscriber activation. EchoStar expects that transaction costs associated with both the 1996 and 1997 Promotions will decrease during the remainder of 1997 as additional cost reductions associated with the cost to manufacture EchoStar Receiver Systems are realized, thereby reducing the initial net cash outflow per new subscriber. From time to time, EchoStar offers other promotions and incentives to attract additional DISH Network subscribers. Costs associated with these additional promotions and incentives are expensed as incurred (reported as a component of subscriber promotion subsidies). After giving effect to these other promotions and incentives, EchoStar expects that its aggregate net use of cash to acquire subscribers will approximate $300 per activation (inclusive of advertising expenses).

     The excess of transaction costs over related proceeds from the 1996 Promotion and net transaction costs resulting from the 1997 Promotion are recognized as subscriber promotion subsidies in the Company's statements of operations. EBITDA in future periods will be negatively affected as a larger portion of future subscriber additions will result from the 1997 Promotion rather than from the 1996 Promotion. A majority of EchoStar's third quarter subscriber additions resulted from the 1997 Promotion. The adverse EBITDA impact of the 1997 Promotion (relative to the 1996 Promotion) results from the immediate recognition of all transaction costs at the time of subscriber activation. Comparatively, a portion of 1996 Promotion transaction costs are deferred and amortized over the initial prepaid subscription period.

FUTURE CAPITAL REQUIREMENTS

     In addition to the working capital requirements discussed above, during the remainder of 1997 EchoStar expects to expend: (i) approximately $28.9 million in connection with the construction launch, insurance and deployment of EchoStar III ($6.1 million) and EchoStar IV ($22.8 million). Additionally, EchoStar will expend approximately $1.3 million per month to meet debt service requirements relative to deferred satellite construction payments for EchoStar I and EchoStar II. Beginning in November 1997, these deferred satellite construction payments will increase to approximately $1.6 million per month as a result of the launch of EchoStar III on October 5, 1997. Capital expenditures related to EchoStar IV may increase in the event of delays, cost overruns, increased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

costs associated with certain potential change orders under the Company's satellite or launch contracts, or a change in launch provider.

     During 1998 EchoStar anticipates that it will expend approximately $64.5 million to construct, launch and support EchoStar IV, which is expected to be launched during the first quarter of 1998. These expenditures are expected to be funded from an escrow account established in connection with the 1997 Notes Offering (the "Satellite Escrow"). EchoStar's debt service requirements relative to the deferred satellite construction payments will increase to approximately $1.9 million per month following the launch of EchoStar IV (currently scheduled for launch in the first quarter of 1998). Additionally, beginning in January 1998, EchoStar will be required to make semi-annual interest payments of $23.4 million on the 1997 Notes. The first five such semi-annual interest payments will be funded from an escrow account established in connection with the 1997 Notes Offering (the "Interest Escrow").

     EchoStar's working capital, capital expenditure and debt service requirements are expected to be funded from existing cash and investment balances, the Satellite and Interest Escrows, cash generated from operations, and the proceeds of the Series B Preferred, Series C Preferred and Common Stock Offerings. Increases in subscriber acquisition costs, inadequate supplies of DBS receivers, or significant launch delays or failures would significantly and adversely affect EchoStar's operating results and financial condition.

     EchoStar may require additional funds if subscriber growth increases more rapidly than expected. In addition, EchoStar has applications pending with the FCC for a two satellite FSS Ku-band satellite system, a two satellite FSS Ka-band satellite system, a two satellite extended Ku-band satellite system and a six satellite low earth orbit ("LEO") satellite system. EchoStar will need to raise additional funds for the foregoing purposes. Further, there may be a number of factors, some of which are beyond EchoStar's control or ability to predict, that could require EchoStar to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

     Since all of EchoStar's, DBS Corp's, EchoStar Satellite Broadcasting Corporation's ("ESBC") and Dish Ltd.'s ("Dish") operations are conducted through subsidiaries, the cash flow of EchoStar, DBS Corp, ESBC and Dish and their ability to service debt, including the 1994 Notes, the 1996 Notes and the 1997 Notes are dependent upon the earnings of their respective subsidiaries and, in general, the payment of funds by such subsidiaries to Dish, by the payment of funds by Dish to ESBC, by the payment of funds by ESBC to DBS Corp and by the payment of funds by DBS Corp to EchoStar in the form of loans, dividends or other payments. Although EchoStar may, at its option, elect to pay dividends on the Series B Preferred Stock in additional shares of Series B Preferred Stock and interest on the Senior Exchange Notes in additional Senior Exchange Notes, the ability of EchoStar to redeem the Series B Preferred Stock, or to retire the Senior Exchange Notes, at maturity, or to pay cash dividends or cash interest, primarily will depend upon the receipt of funds by EchoStar from its subsidiaries.

     The cash flow generated by subsidiaries of Dish will only be available if and to the extent that Dish is able to make such cash available to ESBC in the form of dividends, loans or other payments. The indentures related to the 1994 Notes and the 1996 Notes impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. The 1994 Notes Indenture contains restrictive covenants that, among other things, impose limitations on Dish and its subsidiaries with respect to their ability to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) sell assets; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to Dish's subsidiaries; (vi) merge, consolidate or sell assets; and
(vii) enter into transactions with affiliates. In addition, Dish, may pay dividends on its equity securities only if (1) no default exists under the 1994 Notes Indenture; and (2) after giving effect to such dividends, Dish's ratio of total indebtedness to cash flow (calculated in accordance with the 1994 Notes Indenture) would not exceed 4.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of Dish's consolidated net income (less 100% of consolidated net losses) from April 1, 1994, plus 100% of the aggregate net proceeds to Dish from the sale and issuance of certain equity interests of Dish (including common stock).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     The indenture associated with the 1997 Notes (the "1997 Notes Indenture") and the certificate of designation for the Series B Preferred Stock contain restrictive covenants that, among other things, impose limitations on DBS Corp with respect to its ability to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) sell assets; (iv) create, incur or assume liens;
(v) create dividend and other payment restrictions with respect to the EchoStar's subsidiaries; (vi) merge, consolidate or sell substantially all of its assets; (vii) enter into transactions with affiliates; and (viii) pay dividends. In general, DBS Corp may pay dividends on its equity securities only if: (i) no default exists under the 1997 Notes Indenture; and (ii) after giving effect to such dividends, DBS Corp's ratio of total indebtedness to cash flow would not exceed 6.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of (A) the difference of consolidated cash flow (less 100% of such deficit) minus 150% of consolidated interest expense, in each case from July 1, 1997, plus (B) 100% of the aggregate net proceeds to DBS Corp and its subsidiaries from the sale of certain equity interests of DBS Corp or EchoStar.

     The indenture associated with the Senior Exchange Notes issuable upon the exchange of the Series B Preferred Stock contains restrictive covenants that, among other things, impose limitations that restrict the ability of EchoStar and certain of its subsidiaries to: (i) pay dividends with the proceeds from the Series B Preferred Offering, (ii) pay cash dividends on any junior or parity securities, and (iii) incur indebtedness or pledge the stock of certain subsidiaries as collateral. The certificate of designation associated with the Series B Preferred Stock also restricts the ability of DBS Corp and its subsidiaries to (i) make restricted payments, (ii) incur certain indebtedness or issue disqualified stock or preferred equity interests, (iii) create payment restrictions affecting subsidiaries, (iv) engage in transactions with affiliates or (v) engage in certain asset sales. A majority of the covenants contained in the certificate of designation associated with the Series B Preferred Stock and the indenture related to the Senior Exchange Notes are applicable solely to DBS Corp and its subsidiaries and do not impose limitations on EchoStar or any of EchoStar's subsidiaries which are not also subsidiaries of DBS Corp.

     If cash generated from operation of the DISH Network is not sufficient to meet the debt service requirements of the 1994 Notes, the 1996 Notes and the 1997 Notes, EchoStar would be required to obtain additional financing. There can be no assurance that such financing would be available on terms acceptable to EchoStar, or if available, that the proceeds of such financing would be sufficient to enable EchoStar to meet all of its obligations.

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

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that the enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will require additional disclosure in EchoStar's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 will require additional disclosure in EchoStar's financial statements.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On February 24, 1997, EchoStar Communications Corporation ("EchoStar") and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110 West Longitude ("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million following a 1996 Federal Communications Commission ("FCC") auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

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

     On June 9, 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts twenty defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting LLC ("AskyB") assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar intends to diligently defend against the counterclaims. The parties are now in discovery. The case has been set for a five week trial commencing June 1998, but that date could be postponed. The litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation. An adverse decision could have a material adverse effect on EchoStar's financial position and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of shareholders of EchoStar Communications Corporation was held September 12, 1997.

b) At the annual meeting of shareholders, a vote was held on the election of Charles W. Ergen, James DeFranco, R. Scott Zimmer, Alan M. Angelich and Raymond L. Friedlob as directors to serve until the 1998 annual meeting of shareholders.

c) Other matters voted on at the meeting included (i) approval of the 1997 Employee Stock Purchase Plan and the reservation of 100,000 shares of EchoStar's Class A Common Stock, $0.01 par value, thereunder (collectively, "Approval of the 1997 Employee Stock Purchase Plan"); and (ii) ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company for 1997.

     The director nominees were elected and all proposals were approved. The voting results were as follows:

                                                                            Votes
                                                      ------------------------------------------
                         Proposal                         For              Against      Withheld
                         --------                     -----------          -------      --------
ELECTION AS DIRECTOR:
Charles W. Ergen                                      323,058,635               --       44,761
James DeFranco                                        323,059,165               --       44,231
R. Scott Zimmer                                       323,060,393               --       43,003
Alan M. Angelich                                      323,056,543               --       46,853
Raymond L. Friedlob                                   323,057,354               --       46,042

APPROVAL OF THE 1997 EMPLOYEE STOCK PURCHASE PLAN     322,923,259          149,624       30,513

RATIFICATION OF THE APPOINTMENT OF ARTHUR
ANDERSEN LLP AS INDEPENDENT AUDITORS FOR
THE COMPANY FOR 1997                                  323,078,030            7,082       18,284

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
  3.1(a)* Articles of Incorporation of EchoStar DBS Corporation, a Colorado corporation ("DBS Corp.") (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

  3.1(b)* Bylaws of DBS Corp. (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

  4.1* Registration Rights Agreement, dated as of June 25, 1997, by and among DBS Corp., EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), EchoStar Satellite Broadcasting Corporation, a Colorado corporation, Dish, Ltd. (formerly EchoStar Communications Corporation, a Nevada corporation formed in December 1993), Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Lehman Brothers Inc. ("Lehman Brothers") (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

  4.2* Indenture of Trust, dated as of June 25, 1997, between DBS Corp. and First Trust National Association ("First Trust"), as Trustee (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

  4.3* 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock Certificate of Corrrection for the Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

  4.4* Registration Rights Agreement, dated as of October 2, 1997, by and among EchoStar, DLJ and Lehman Brothers ((incorporated by reference to Exhibit 4.18 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

  4.5* 6 3/4% Series C Cumulative Convertible Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit
            4.19 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

  4.6* Form of Deposit Agreement between EchoStar and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4.20 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

  4.7(a)* Form of Underwriting Agreement for 6 3/4% Series C Cumulative Convertible Preferred Stock by and between EchoStar, DLJ and Lehman Brothers (incorporated by reference to Exhibit 1.1 to Amendment
            No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

  4.7(b)* Form of Underwriting Agreement for Class A Common Stock by and between EchoStar, DLJ, BT Alex. Brown Incorporated and Unterberg Harris (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

  4.8+      Form of Indenture for EchoStar's 12 1/8%  Senior Exchange Notes due
            2004.

 10.1* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting Corporation, a Delaware corporation ("DBSC") and Martin Marrieta Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

 10.2* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

 10.3* Contract for Launch Services, dated April 5, 1996, between Lockheed Martin Commercial Launch Services, Inc. and EchoStar Space Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

 27+        Financial Data Schedule.

 99.1*      Form of Letter of Transmittal (incorporated by reference to Exhibit
            99.1 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

 99.2*      Form of Notice of Guaranteed Delivery (incorporated by reference to
            Exhibit 99.2 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

 99.3* Form of Letter to Securities Dealers, Commercial Banks, Trust Companies and Other Nominees (incorporated by reference to Exhibit
            99.3 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

 99.4* Form of Letter to Clients (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

 99.5* Guidelines for Certification of Taxpayer Identification Number on Form W-9 (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

--------------------
*    Incorporated by reference.
+    Filed herewith.

(b) REPORTS ON FORM 8-K.

     On September 5, 1997, a Current Report on Form 8-K was filed to report, under Item 5, that EchoStar had received written confirmation from the Nasdaq Stock Market, Inc. that EchoStar's Class A Common Stock will continue to be listed on the Nasdaq National Market notwithstanding EchoStar's technical non-compliance with Nasdaq National Market maintenance standards.

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


                                   By: /s/ JOHN R. HAGER
                                      -----------------------------------
                                      John R. Hager
                                      Treasurer and Controller
                                      (PRINCIPAL ACCOUNTING OFFICER)

Date:  November 12, 1997