Form 10-Q/A
period 1997-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 1997-12-05
CIK 1001082

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q/A-1

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

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
          December 31, 1996 and September 30, 1997 (Unaudited)               1

         Condensed Consolidated Statements of Operations -
          Three and nine months ended September 30, 1996
          and 1997 (Unaudited)                                               2

         Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1996 and 1997 (Unaudited)          3

         Notes to Condensed Consolidated Financial Statements (Unaudited)    4*

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                14


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  25

Item 2.  Changes in Securities                                            None

Item 3.  Defaults Upon Senior Securities                                  None

Item 4.  Submission of Matters to a Vote of Security Holders                25

Item 5.  Other Information                                                None

Item 6.  Exhibits and Reports on Form 8-K                                   26



   DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.


* Note 8 to Condensed Consolidated Financial Statements was revised to include prior year information.

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

      If EchoStar had presented its statements of operations for the quarterly periods ended March 31, 1996 and June 30, 1996 and for the six months ended June 30, 1996 in this revised format, the statements of operations would have appeared as follows:

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      ------------------------------  ----------------
                                                      MARCH 31, 1996   JUNE 30, 1996    JUNE 30, 1996
                                                      --------------   -------------  ----------------
REVENUE:
 DISH Network:
  Subscription television services                       $    110       $  4,137          $  4,247
  Other                                                     1,379          5,324             6,703
                                                         --------       --------          --------
 Total DISH Network                                         1,489          9,461            10,950
 DTH equipment sales and integration services              17,330         45,390            62,720
 Satellite services                                           375          1,450             1,825
 Other                                                      3,892          2,860             6,752
                                                         --------       --------          --------
Total revenue                                              23,086         59,161            82,247

COSTS AND EXPENSES:
 DISH Network Operating Expenses:
  Subscriber-related expenses                                  88          2,173             2,261
  Call center and other                                       652          1,789             2,441
  Satellite and transmission                                  748            750             1,498
                                                         --------       --------          --------
 Total DISH Network operating expenses                      1,488          4,712             6,200
 Cost of sales  - DTH equipment and integration services   16,249         47,240            63,489
 DISH Network Marketing:
  Subscriber promotion subsidies                               --             --                --
  Advertising and other                                     1,058          6,455             7,513
                                                         --------       --------          --------
 Total DISH Network marketing expenses                      1,058          6,455             7,513
 General and administrative                                 9,590          8,385            17,975
 Amortization of subscriber acquisition costs                  --             92                92
 Depreciation and amortization                              3,330          6,334             9,664
                                                         --------       --------          --------
Total costs and expenses                                   31,715         73,218           104,933
                                                         --------       --------          --------

Operating loss                                           $ (8,629)      $(14,057)         $(22,686)
                                                         --------       --------          --------
                                                         --------       --------          --------

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

--------------------
*    Incorporated by reference.
+    Previously filed.

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

Date:  December 4, 1997