Form 10-K
period 1997-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 1998-03-20
CIK 1001082

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________.

                         Commission file number: 0-26176

                       ECHOSTAR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

           NEVADA                                               88-0336997
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


        5701 S. SANTA FE
       LITTLETON, COLORADO                                        80120
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code: (303) 723-1000

     Securities registered pursuant to Section 12(b) of the Act:    None

     Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, $0.01 par value
          6 3/4% Series C Cumulative Convertible Preferred Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 1998, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $166 million based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

     As of March 13, 1998, the Registrant's outstanding Common stock consisted of 15,009,629 shares of Class A Common Stock and 29,804,401 shares of Class B Common Stock, each $0.01 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held May 22, 1998 are incorporated by reference in Part III herein.

  * Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   25
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .   26

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .   28
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . .   29
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . .   37
Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .   37

                                   PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . .   38
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .   38
Item 12. Security Ownership of Certain Beneficial Owners and Management. .   38
Item 13. Certain Relationships and Related Transactions. . . . . . . . . .   38

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .   39

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   45
          Index to Financial Statements. . . . . . . . . . . . . . . . . .  F-1


   DISH Network-SM- is a service mark of EchoStar Communications Corporation.

                                    PART I

ITEM 1.   BUSINESS

     ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY ECHOSTAR OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF ECHOSTAR ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF ECHOSTAR TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE UNAVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE ECHOSTAR'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE INABILITY OF ECHOSTAR TO OBTAIN NECESSARY SHAREHOLDER AND BONDHOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS; THE INABILITY OF ECHOSTAR TO OBTAIN AND RETAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATION COMMISSION ("FCC"); THE OUTCOME OF ANY LITIGATION IN WHICH ECHOSTAR MAY BE INVOLVED; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN ECHOSTAR'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

GENERAL

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, "EchoStar" or the "Company") include three interrelated business units:

   - THE DISH NETWORK - a DBS subscription television service in the United States. As of December 31, 1997, EchoStar had approximately 1,040,000 DISH Network subscribers.

   - TECHNOLOGY - the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight, and other project integration services for international DTH ventures.

   - SATELLITE SERVICES - the turn-key delivery of video, audio and data services to business television customers and other satellite users. These services include satellite uplink services, satellite transponder space usage, and other services.

BUSINESS OVERVIEW AND STRATEGY

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS orbital spectrum, three operational DBS satellites, a fourth DBS satellite expected to be launched this Spring, digital satellite receivers, a digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the U.S. to provide consumers with a fully viable alternative to cable television service.

     EchoStar's future success in the subscription television industry is dependent upon its ability to acquire and retain DISH Network subscribers, among other factors. During 1996, in order to stimulate subscriber growth, EchoStar made a strategic decision to reduce the price charged to consumers for EchoStar Receiver Systems. Accordingly, EchoStar began selling its EchoStar Receiver Systems below its manufactured cost. EchoStar's marketing programs and pricing strategies have significantly increased the affordability of EchoStar Receiver Systems for consumers. The primary purposes of these marketing promotions are to rapidly build a subscriber base, to expand retail distribution of EchoStar's products, and to build consumer awareness of the DISH Network brand. These programs are consistent with and emphasize EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through the sale of DISH Network programming to a large subscriber base. These programs, however, have resulted in, and will continue to result in, EchoStar incurring significant costs to acquire subscribers. EchoStar believes such costs will be fully recouped from future programming revenues expected to be generated from customers obtained as a result of these programs.

     EchoStar also employs a "value-based" strategy with respect to programming packages available on the DISH Network. For example, the DISH Network's entry level "America's Top 40" programming package is priced at $19.99 per month, compared to, on average, over $30 per month for comparable cable television service. The DISH Network's recently announced "America's Top 60" programming package (priced at $28.99 per month) also compares favorably to similar cable television programming. The rate for a similar cable television system offering, consisting of an expanded basic cable package and a digital music service, typically exceeds $40 per month. Similarly, the DISH Network offers six channels of HBO, offering six different movies at any one-time, for only $10.99 per month, compared to, on average, over $10 per month for one cable channel of HBO.

     EchoStar believes that in order for the DISH Network to be a true fully-competitive alternative to cable television service, it must, among other things, develop a method to seamlessly provide local broadcast network channels to consumers. Consequently, in January 1998, EchoStar commenced satellite delivery of local network affiliates to consumers in certain of the largest markets in the Eastern and Central time zones. EchoStar also commenced a marketing campaign emphasizing the DISH Network's ability to provide local channels to consumers (either through an off-air antenna or directly via satellite in certain U.S. markets). By the end of the first quarter of 1998, EchoStar expects to be retransmitting the NBC, ABC, CBS and Fox affiliates (collectively, the "Network Affiliates") from New York City, Washington D.C., Atlanta, Boston, Chicago, Dallas, and up to potentially five additional markets, to "unserved households" (as defined by applicable laws and regulations) in the local areas from which those channels originate (the "Local Strategy"). See "-GOVERNMENT REGULATION." EchoStar presently expects that by the end of 1998, it may allocate up to one-third of its total authorized DBS satellite capacity to implement its Local Strategy in 20 of the largest television markets in the continental United States. Implementation of EchoStar's Local Strategy is subject to certain limitations imposed by existing regulations. See "-GOVERNMENT REGULATION." Several influential interest groups, including the National Association of Broadcasters (the "NAB"), have expressed opposition to certain aspects of EchoStar's Local Strategy. To the extent that these interest groups are successful in their lobbying efforts, EchoStar's ability to fully execute its Local Strategy may be adversely affected. EchoStar's ability to successfully implement its Local Strategy also is dependent upon consumer acceptance of the installation of a second satellite dish in order to receive local programming. Further, EchoStar's ability to fully implement the Local Strategy is materially dependent upon the successful launch and in-orbit operation of its fourth DBS satellite ("EchoStar IV"). EchoStar IV is currently expected to be launched in the spring of 1998. See "-SATELLITE LAUNCHES." While there can be no assurance, EchoStar believes that its Local Strategy may increase the appeal of its DISH Network service, thereby increasing the number of DISH Network subscribers.

     While EchoStar's revenues during 1997 resulted primarily from DISH Network operations, the development of the EchoStar DBS System also has produced complementary business opportunities. EchoStar's Technology business resulted from the development of the DISH Network, and EchoStar's revenues are, and are expected to continue to be, derived principally from subscription fees for DISH Network programming. While there can be no assurance, EchoStar believes that revenue from its Technology business may increase in the future. Further, EchoStar's Technology business is expected to continue to support and create revenue opportunities for the DISH Network. For example, the design of digital set-top equipment for international DTH customers is performed by the same employees who design EchoStar Receiver Systems. Consequently, international Technology projects may result in improvements in design and economies of scale in the production of EchoStar Receiver Systems for the DISH Network. Likewise, EchoStar believes that providing Satellite Services to business television and other customers may enhance DISH Network subscriber growth because business television customers must use EchoStar Receiver Systems to receive business television programming. While there can be no assurance, EchoStar believes that many of its business television customers also may subscribe to the DISH Network's other programming service offerings.

DISH NETWORK

     Since commencing operation in March 1996, the DISH Network has grown to over 1.0 million subscribers and has become a leading provider of DBS programming services in the United States. DBS, as used herein, describes a high power satellite broadcast service in the Ku frequency band that, by international agreement, contemplates unique wide orbital spacing among satellites, permitting higher powered transmissions that can be received on an 18-inch satellite dish. Although the concept of DBS was introduced in 1982, it did not become commercially viable until the last several years because available satellite technology did not allow for the power required to transmit to small dishes and digital compression technology had not been adequately developed. Today, EchoStar believes that DBS provides the most cost-efficient national point to multi-point transport of video, audio and data services.

     EchoStar has three operational DBS satellites in-orbit ("EchoStar I," "EchoStar II" and "EchoStar III") and an additional DBS satellite under construction, which is expected to be launched this Spring (EchoStar IV). DBS satellites operate in geosynchronous orbit above the equator, from orbital positions or "slots." Orbital slots are designated by their longitude and comprise both a physical location and an assignment of broadcast spectrum in the applicable frequency band, divided into 32 frequency channels, each with a useable bandwidth of 24 MHz. Using digital compression technology, each frequency channel can be converted into six or more digital channels of programming. Following the launch of EchoStar IV, EchoStar expects to be utilizing a total of at least 48 such frequencies, including 21 frequency channels at an orbital slot capable of providing nationwide DBS service. See "-GOVERNMENT REGULATION - DBS AND OTHER PERMITS."

DBS AND RELATED COMPONENTS

     As an operator of a digital satellite television service, EchoStar enters into agreements with programmers, who deliver their programming content to EchoStar's Digital Broadcast Operations Center via commercial satellite, fiber optics or microwave transmissions. EchoStar generally monitors such signals for quality, and may add promotional messages, public service programming or other system-specific content. The signals are then digitized, compressed, encrypted and combined with other programming sharing a given transponder and other necessary data streams (such as conditional access information). Each signal is then uplinked, or transmitted, to one of EchoStar's DBS satellites, which receives and transmits the signal to consumers.

     In order to receive DISH Network programming, a subscriber must be equipped with: (i) a dish; (ii) a low noise block converter ("LNB") and related equipment; (iii) an integrated receiver/decoder ("IRD," sometimes referred to herein as the "satellite receiver" or "set-top box"), which receives the data stream from each broadcasting transponder, separates it into separate digital programming signals, decrypts and decompresses those signals that the subscriber is authorized to receive, and converts such digital signals into analog radio frequency signals; and (iv) a television set, to view and listen to the programming contained in the analog signals.
A subscriber's IRD is generally connected to the DISH Network's authorization center by telephone to report the purchase of pay-per-view movies and events.

     The EchoStar DBS System integrates digital video and audio compression. Authorization information for subscription programming is stored on microchips placed on a credit card-sized access, or "smart card." The smart card, which can easily be updated or replaced periodically at low cost, provides a simple and effective method to adjust a subscriber's level of programming services. If the receiver's smart card is authorized for a particular channel, the data is decrypted and passed on for video and audio decompression.

     PROGRAMMING. The majority of EchoStar's revenue during 1997 resulted from the provision of subscription television services. EchoStar currently provides over 120 channels of digital television programming and over 30 channels of CD-quality audio programming to the entire continental United States. When EchoStar III, which was launched on October 5, 1997, became operational in January 1998, the DISH Network expanded its service offerings to include a total of over 200 channels. EchoStar III primarily is being used to implement the initial phase of the Local Strategy and to provide certain religious programming services. To attract subscribers, EchoStar has sought to exploit the cost advantage that DBS has over cable operators by offering the most popular programming (including "basic" channels such as ESPN, CNN, USA Network, Discovery, MTV and two channels each of Nickelodeon and The Disney Channel) at affordable prices, by emphasizing a strong commitment to customer service, and by emphasizing the quality difference between a digital and analog signal. The DISH Network also offers multichannel premium services for separate purchase, at prices which vary depending upon the number and selection of services purchased. The DISH Network also offers ten channels of pay-per-view programming.

     LOCAL STRATEGY. As described previously, EchoStar believes that in order for the DISH Network to be a true, fully-competitive alternative to cable television service, it must, among other things, develop a method to seamlessly provide local broadcast network channels to consumers. Consequently, in January 1998, EchoStar commenced satellite delivery of local network affiliates to certain of the largest markets in the Eastern and Central time zones. By the end of the first quarter of 1998, EchoStar expects to be retransmitting the Network Affiliates' signals from New York City, Washington D.C., Atlanta, Boston, Chicago, Dallas, and up to potentially five additional markets, to "unserved households" (as defined by applicable laws and regulations) in the local areas from which those channels originate. See "-GOVERNMENT REGULATION." EchoStar presently expects that by the end of 1998 it may allocate up to one-third of its total authorized DBS satellite capacity to implement its Local Strategy in 20 of the largest television markets in the continental United States. An additional 18-inch satellite dish may be necessary to receive EchoStar's Network Affiliates programming. Thus, EchoStar's ability to successfully implement its Local Strategy is dependent upon consumer acceptance of the installation of a second satellite dish in order to receive local programming. EchoStar's Network Affiliates programming package is available for purchase by DISH Network subscribers in unserved households in the applicable local markets, and subject to existing regulations, for $4.99 per month. Several influential interest groups, including the NAB, have expressed opposition to certain aspects of EchoStar's Local Strategy. To the extent that these interest groups are successful in their lobbying efforts, EchoStar's ability to fully execute its Local Strategy may be adversely affected.

     ECHOSTAR RECEIVER SYSTEMS. DISH Network programming is available to consumers in the continental U.S. who purchase or lease an EchoStar Receiver System. A typical EchoStar Receiver System includes an 18-inch satellite dish, an EchoStar digital satellite receiver (which processes and descrambles signals for television viewing), a user-friendly remote control, and related components. EchoStar Receiver Systems are available in a variety of models. Subscribers can receive local broadcast signals, either through a standard television antenna (a traditional rooftop or set-top antenna), by subscribing to basic cable or, in certain areas of the United States, directly from the DISH Network. EchoStar Receiver Systems are available in a variety of models. The standard EchoStar Receiver System incorporates infrared remote control technology, an on-screen program guide, and the ability to switch between DISH Network and local programming signals using the remote control. In addition to the on-screen program guide and local programming access features of the standard model, the mid-level model features UHF remote control technology (which allows subscribers to control their EchoStar Receiver System from up to 150 feet away through walls), and a high-speed data port. EchoStar's premium model includes UHF remote control technology, a high-speed data port, enhanced on-screen program guide capabilities (including local program information and seamless integration of local and satellite channels), and on-screen caller identification capability.

     While EchoStar Receiver Systems are internally designed and engineered, EchoStar does not manufacture EchoStar Receiver Systems directly. Rather, EchoStar has contracted for the manufacture of EchoStar Receiver Systems with a high-volume contract electronics manufacturer. SCI Systems, Inc. ("SCI") currently is EchoStar's only manufacturer of EchoStar Receiver Systems. During February 1998, EchoStar executed two separate agreements for the manufacture of digital set-top boxes in accordance with EchoStar's specifications. Phillips Electronics of North America Corporation ("Phillips") and VTech Communications Ltd. ("VTech") are expected to begin the manufacture of EchoStar's digital set-top boxes during the second half of 1998. There can be no assurance that either or both of Phillips or VTech will be able to successfully manufacture and deliver digital set-top boxes during 1998, or at all. JVC Company of America ("JVC") also manufactures limited quantities of other consumer electronics products that incorporate EchoStar Receiver Systems. EchoStar is negotiating with additional brand-name consumer electronics manufacturers to produce receivers for use with the DISH Network. No assurance can be provided regarding the ultimate success of such negotiations.

     INSTALLATION. Currently, a majority of EchoStar Receiver System installations are performed either by third-parties or are self-installed by consumers. A wholly-owned subsidiary of EchoStar offers installation services from its 18 offices located throughout the continental U.S. EchoStar intends to begin marketing these services more aggressively during 1998 and, while there can be no assurance, anticipates that demand for its installation services may increase as demand for its DISH Network service grows.

     CUSTOMER SERVICE CENTER. EchoStar currently maintains customer service centers in Thornton, Colorado and Harrisburg, Pennsylvania. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, installation and technical support. The customer service center in Thornton, Colorado is owned and operated by EchoStar. The Pennsylvania facility is operated by a third-party. EchoStar presently intends to open an additional owned and operated customer service center during the second quarter of 1998, and a third by the end of 1998. EchoStar anticipates that it will expand its customer service operations as its DISH Network subscriber base demands.

     DIGITAL BROADCAST OPERATIONS CENTER. EchoStar's Digital Broadcast Operations Center is located in Cheyenne, Wyoming. The Digital Broadcast Operations Center uplinks programming content to EchoStar's DBS satellites. Uplink is the process by which signals are received from either the programming originator or distributor and transmitted to one of EchoStar's DBS satellites. The Digital Broadcast Operations Center uses fiber optic lines and downlink antennas to receive programming and other data at the center. The Digital Broadcast Operations Center also maintains a number of large uplink antennas and other equipment necessary to modulate and demodulate the programming and data signals. All compression and encryption of the DISH Network's programming signals are performed by equipment at EchoStar's Digital Broadcast Operations Center.

     CONDITIONAL ACCESS SYSTEM. EchoStar has contracted with a third-party for the provision of access control systems, including "smart cards" used with each EchoStar Receiver System. The smart cards contain the authorization codes necessary to receive DISH Network programming. The access control system is central to the security network that prevents unauthorized viewing of programming. Access control systems of other DBS providers have been commercially pirated. To date, the Company is unaware of any compromises of its access control system. While there can be no assurance that breaches of EchoStar's access control system will not occur in the future, the Company believes its access control system will adequately prevent commercially viable unauthorized access to programming. Further, there are a number of corrective measures which EchoStar could take in the event of a breach of its conditional access system including, as a last resort, a complete replacement of the access control system. Any security breach could result in a material reduction of DISH Network revenue until repaired, and in material unanticipated costs for smart-card or system replacement.

     SUBSCRIBER MANAGEMENT. EchoStar utilizes third-party software to perform subscriber management and billing functions related to its DISH Network business. EchoStar has the ability to extract data from the subscriber management system maintained by the third-party.

DBS SALES AND MARKETING

     EchoStar primarily utilizes its existing nationwide network of over 10,000 independent distribution and retail stores and outlets to market and distribute EchoStar Receiver Systems and DISH Network programming services to its target markets. EchoStar intends to enhance consumer awareness of its product relative to other providers of DTH services by forming alliances with nationally recognized distributors of other consumer electronics products. During 1997, EchoStar entered into a strategic alliance with JVC pursuant to which JVC distributes EchoStar Receiver Systems under the JVC label through certain of its nationwide retailers. During February 1998, EchoStar also executed agreements with Phillips and VTech pursuant to which those entities will distribute privately labeled EchoStar Receiver Systems through certain of their nationwide retailers. EchoStar believes, but can give no assurance, that these additional distribution channels will further enhance EchoStar's ability to attract subscribers to the DISH Network.

     To a lesser extent, EchoStar also maintains a direct sales channel. Customers can call a single telephone number (1-800-333-DISH) 24 hours a day, seven days a week, to order EchoStar Receiver Systems, activate programming services, schedule installation and obtain technical support. EchoStar believes it is the only DBS provider to offer a comprehensive single-point customer service function. EchoStar also is expanding into other less-traditional means of distribution such as alliances with electric and other utilities, multi-level marketing firms, and other non-consumer electronic retail businesses.

     EchoStar offers a residual (commission) program that it believes is competitive with that offered by other DBS operators. The program pays qualified distributors and retailers an activation allowance, along with a monthly fixed residual for programming services provided over the period that the respective DISH Network subscriber remains active. Thus, residuals may be earned by distributors and retailers over an extended period.

     EchoStar's marketing strategy includes national and regional broadcast and print advertising promoting the benefits of the DISH Network. EchoStar has comprehensive dealer guides describing all aspects of the DISH Network and its integrated product lines (programming, hardware and installation), which are provided to distributors at nationwide educational seminars. EchoStar expects to continue to offer a high level of retail support and to provide comprehensive point-of-sale literature, product displays, demonstration kiosks and signage for retail outlets. EchoStar also provides a promotional channel as well as a programming subscription for in-store viewing. EchoStar's mobile sales and marketing team visits retail outlets on a regular basis to reinforce training and ensure point-of-sale needs are quickly fulfilled. EchoStar also provides retailers and distributors a DISH Network merchandise catalogue so that they may add to their promotional materials. Additionally, one channel of programming on the DISH Network provides information about additional services and promotions periodically offered by the DISH Network. That channel is geared towards educating retailers, satellite dealers, and current and potential subscribers.

     EchoStar's marketing programs and pricing strategies have significantly increased the affordability of EchoStar Receiver Systems for consumers. In August 1996, EchoStar lowered the suggested retail price for a standard EchoStar Receiver System to $199 (as compared to an average retail price in March 1996 of $499), conditioned upon the consumer's one-year prepaid subscription to the DISH Network's America's Top 50 CD programming package for $300 (the "1996 Promotion"). During 1997, EchoStar further reduced the "up-front" costs to consumers by maintaining the suggested retail price for a standard EchoStar Receiver System at $199 and eliminating any related prepaid subscription commitments (the "1997 Promotion"). The primary purposes of the 1996 Promotion and the 1997 Promotion were to rapidly build a subscriber base, to expand retail distribution of EchoStar's products, and to build consumer awareness of the DISH Network brand. These promotions are consistent with and emphasize EchoStar's long-term business strategy which focuses on generating the majority of its future revenue through the sale of DISH Network programming to a large subscriber base. The 1996 and 1997 Promotions have resulted in, and will continue to result in, EchoStar incurring significant costs to acquire subscribers. EchoStar believes those costs will be fully recouped from future programming revenues expected to be generated from customers obtained as a result of these promotions. DISH Network reception equipment cannot be utilized with competitors' systems. Consequently, subscribers cannot seamlessly migrate to alternative DBS providers. Further, based on high DBS industry consumer satisfaction ratings, feedback from consumers and dealers, and low DISH Network subscriber turnover rates (to date, approximately 1% per month), EchoStar anticipates high customer retention rates leading to an expected average minimum subscriber life of at least three years. Further, a majority of DISH Network subscribers purchase premium and pay-per-view programming in addition to their America's Top 40 or America's Top 50 subscription. These incremental revenues reduce the length of time necessary to recoup the average cost of acquiring new subscribers.

     EchoStar's present marketing strategy is based on current competitive conditions; those conditions may change and any such changes could adversely affect EchoStar. Future changes in marketing strategy may include additional promotions geared toward further increasing the affordability of EchoStar Receiver Systems and related accessories which, among other things, could increase EchoStar's cost of acquiring new subscribers.

SATELLITES

     EchoStar I and EchoStar II each are Lockheed Martin Series 7000 satellites equipped with 16 Ku-band transponders. Each transponder operates at 130 Watts of power, approximately eight times the power of typical C-band transponders. EchoStar III is, and EchoStar IV will be, Lockheed Martin Series A2100AX satellites equipped with 32 transponders that will operate at approximately 120 watts per channel (switchable to 16 transponders operating at over 230 watts per channel). Each transponder is capable of transmitting multiple digital video, audio and data channels. Ownership of EchoStar IV will be maintained by Lockheed Martin until successful completion of in-orbit testing of the satellite (approximately 50 days after launch). EchoStar's satellites have a minimum design life of 12 years. The loss, damage or destruction of any EchoStar satellite as a result of military actions or acts of war, anti-satellite devices, electrostatic storm, or collision with space debris would have a material adverse effect on EchoStar.

     Certain of the electric power converters ("EPC") on EchoStar III are operating at temperatures slightly outside of engineering specifications, but within qualified limits for those EPCs. EPCs supply power to the satellite transponders. This difference in operational performance could potentially shorten the expected life of the affected transponders, thereby potentially reducing the capacity or useful life of EchoStar III. To date, EchoStar III has not experienced any negative effects resulting from this variation in operational performance. Lockheed Martin currently is developing a contingency plan to minimize any potential negative effects resulting from the temperature deviations described above. There can be no assurance regarding the ultimate success of this contingency plan. EchoStar expects that any loss of capacity or satellite life that may result from the potential impairment of EchoStar III would be covered by insurance. However, insurance would not compensate for lost revenue.

     Satellites are subject to significant risks, including satellite defects, launch failure, destruction and damage that may result in incorrect orbital placement or prevent proper commercial operation. Approximately 15% of all commercial geosynchronous satellite launches have resulted in a total or constructive total loss. The failure rate varies by launch vehicle and manufacturer. A number of satellites constructed by Lockheed Martin have experienced defects resulting in total or partial loss following launch. The type of failures experienced have varied widely. Lockheed Martin constructed all of EchoStar's DBS satellites. Although EchoStar has been informed by Lockheed Martin that it has made changes in its satellites to rectify the defects responsible for past failures, no assurance can be given that EchoStar's DBS satellites will perform according to specifications.

SATELLITE LAUNCH

     EchoStar contracted with Lockheed-Khrunichev-Energia-International, Inc. ("LKE") for the launch of EchoStar IV during the Spring of 1998 from the Baikonur Cosmodrome in the Republic of Kazakhstan. LKE provides commercial Proton launches through International Launch Services ("ILS"), a joint venture between LKE and Lockheed Martin Commercial Launch Services, Inc. ("Lockheed Services"). EchoStar will launch EchoStar IV on a Proton K/Block DM four stage launch vehicle. Astra 1F, the first commercial launch on a Proton K/Block DM, was successfully launched on April 9, 1996 and Inmarsat
3 F2, the second such commercial launch was successfully launched on September 6, 1996.

     The first commercial Proton launch in 1997 was successfully launched on May 24, carrying the Telestar 5 payload. However, three launches utilizing the Proton four stage launch vehicle have failed in the last two years. In February 1996, a Proton Block DM (upper stage) failed when its main engine did not start properly during the second burn. Based on representations made by ILS, EchoStar believes that corrective actions have been taken that should prevent a recurrence of that failure. In November 1996, the main engine of a Proton Block D-Z (modified upper stage) failed to properly start a planned second burn during the launch of the Mars 96 spacecraft. According to ILS, an analysis of the November launch failure indicates that the improper start was most likely due to faulty guidance and control system commands from the Mars 96 spacecraft. In December 1997, the second burn of the fourth stage Proton Block DM failed to occur leaving the AsiaSat 3 payload in an orbit not suitable for business operations. An investigation committee was formed by ILS to review this specific failure, its relation to past failures (if any) and reach an agreement on the cause and necessary corrective actions. The investigation is currently proceeding and a full report and briefing is expected to be available in March 1998.

     The Proton Block DM, which will carry EchoStar IV, carries its own fully integrated and system level guidance and control system, unlike the Proton Block D-2 used in the November 1996 launch described above. Based on representations made by ILS and discussions with insurers, the Company believes that the differences between the Proton Block D-2 and the Proton Block DM (along with corrective steps made since the last failure) make a recurrence of the causes of the Mars 96 and AsiaSat 3 launch failures unlikely during the launch of EchoStar IV. However, there can be no assurance in this regard.

     In order for EchoStar IV to be launched from Kazakhstan, the satellite contractor was required to obtain a technical data exchange license and a satellite export license from the U.S. government. Both of those licenses have been obtained. While it is not expected, these licenses could be suspended or revoked if relations between the United States and Russia were to deteriorate prior to the launch of EchoStar IV, significantly delaying and increasing the cost to launch EchoStar IV. Any political or social instability in Kazakhstan also could affect the cost, timing and overall advisability of utilizing LKE as a launch provider for EchoStar IV.

     Either party may request a delay in the launch period, subject to the payment of penalties based on the length of the delay and the proximity of the request to the launch date. EchoStar has the right, in its sole discretion, to terminate the LKE Contract at any time, subject to the forfeiture of certain amounts paid to LKE. In addition, EchoStar has the right to terminate the LKE Contract and receive a full refund of all amounts paid to LKE in certain circumstances, including: (i) a launch delay caused by LKE which exceeds nine months from the last day of the original launch period; (ii) an increase in the price or change in payment or other terms necessitated by compliance with, or implementation of, a trade agreement between the U.S. and Russia;
(iii) EchoStar's inability to obtain necessary export licenses; (iv) the failure of Proton launch vehicles; and (v) EchoStar's inability to procure launch insurance on commercially reasonable terms. In the event termination of the LKE Contract is caused by the failure of Proton launch vehicles, however, LKE would be entitled to retain up to $15.0 million, depending on the number and proximity of Proton failures to EchoStar's scheduled launch.

     Launch delays could result from weather conditions, technical problems associated with the satellite or launch vehicle utilized by the launch provider for EchoStar IV, or from other factors beyond EchoStar's control.
If the launch of EchoStar IV is delayed, EchoStar's strategy to expand its DISH Network programming offerings using transponders on that satellite would be adversely affected.

INSURANCE

     Prior to the launch of a satellite, EchoStar is required to obtain launch insurance. The launch insurance policies for EchoStar III and EchoStar IV contain standard commercial satellite insurance provisions, including a material change condition, that would result in the cancellation of insurance or alter the effective rate depending upon certain customary exclusions. Those customary exclusions include, but are not limited to:
(i) military or similar actions; (ii) laser, directed energy, or nuclear anti-satellite devices; (iii) insurrection and similar acts; (iv) governmental confiscation; (v) nuclear reaction or radiation contamination; and (vi) willful or intentional acts of EchoStar or its contractors. The policies also contain provisions limiting insurance for incidental and consequential damages and third-party claims against EchoStar. The launch insurance policies for EchoStar III and EchoStar IV include in-orbit insurance for each satellite for a period of 365 days after the launch.

     If the launch of any EchoStar satellite is a full or partial failure or if, following launch, any EchoStar satellite does not perform to specifications, there may be circumstances in which insurance will not fully reimburse EchoStar for any loss. In addition, insurance will not reimburse EchoStar for business interruption, loss of business and similar losses that might arise from delay in the launch of any EchoStar satellite.

     EchoStar is required under its indentures to obtain and maintain in-orbit insurance for its DBS satellites in specified amounts. EchoStar has bound the required in-orbit insurance for EchoStar I and EchoStar II through June 25, 1998. These in-orbit insurance policies include standard commercial satellite insurance provisions, including a material change condition, that, if successfully invoked, would give insurance carriers the ability to increase the cost of the insurance (potentially to a commercially impracticable level), require exclusions from coverage that would leave the risk uninsured, or rescind their coverage commitment entirely. The in-orbit insurance policies are subject to annual renewal provisions. While EchoStar expects it will be able to renew these policies as they expire, there can be no assurance that such renewals will be at rates or on terms favorable to EchoStar. If renewal is not possible, there can be no assurance that EchoStar will be able to obtain replacement insurance policies on terms favorable to EchoStar. For example, if any of EchoStar's DBS satellites, or other similar satellites, experience anomalies while in orbit, the cost to renew in-orbit insurance could increase significantly or coverage exclusions for similar anomalies could be required.

COMPETITION

     Each of the businesses in which EchoStar operates is highly competitive. EchoStar's existing and potential competitors include a wide range of companies offering video, audio, data, programming and entertainment services. EchoStar also faces competition from companies offering products and services that perform similar functions, including companies that offer cable television products and services, wireless cable products and services, DTH products and services, as well as DBS and other satellite programming, and companies developing new technologies. Many of EchoStar's competitors have substantially greater financial and marketing resources than EchoStar. EchoStar expects that quality and variety of programming, quality of picture and service, and cost will be the key bases of competition.

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, continue to occur. EchoStar cannot predict the impact that ongoing or future technological, market or regulatory developments might have on the video programming distribution industry generally or EchoStar specifically.

     CABLE TELEVISION. Cable television service is currently available to the vast majority of U.S. television households. The U.S. cable television industry currently serves over 65 million subscribers, representing approximately 67% of U.S. television households. As an established provider of subscription television services, cable television is a formidable competitor in the overall market for television households. Cable television systems generally offer 30 to 80 analog channels of video programming. Cable television operators currently have an advantage relative to EchoStar with regard to the provision of local programming as well as the provision of service to multiple television sets within the same household. Many cable television operators are in the process of upgrading their distribution systems to expand their existing capacity. This expanded capacity is expected to be used to provide digital product offerings similar to those offered by DBS providers, as well as for interactive and other new services.

     Many of the largest cable systems in the U.S. have announced plans to offer high-speed Internet access services. In some cases, certain cable systems have actually commenced provision of such services. To the extent that cable system operators are successful in deploying new services, such as high-speed Internet access, cable television subscribers may become increasingly reluctant to switch to an alternate provider of subscription television services.

     TCI Satellite Entertainment, Inc. ("TSAT") has announced that it intends to provide digital programming to TSAT and other cable system operators from Tempo Satellite, Inc.'s ("Tempo") DBS satellite launched in March 1997. Tempo's DBS satellite would allow TSAT to provide at least 65 digital video channels to cable subscribers. Those subscribers could maintain current cable programming service, including local programming. Through the use of a digital set-top receiver system, a household subscribing to cable programming and Tempo's DBS digital programming could simultaneously view digital video programming on one television and different cable programming on any number of other televisions. Currently, DISH Network subscribers must purchase multiple EchoStar Receiver Systems in order to view different programming on different televisions simultaneously. TSAT's complementary DBS service could make cable a stronger competitor to the DISH Network. As indicated below, the 11 full-CONUS frequencies assigned to Tempo are the subject of an application for FCC consent to assignment to PrimeStar.

     OTHER DBS AND HOME SATELLITE OPERATORS. In addition to EchoStar, several other companies have DBS authorizations and are positioned to compete with EchoStar for home satellite subscribers.

     DirecTv, Inc. ("DirecTv") has 27 frequency channel assignments at the 101DEG. WL full-CONUS orbital slot. U.S. Satellite Broadcasting Corporation ("USSB") owns and operates five transponders on DirecTv's first satellite and offers a programming service separate from, and complementary to, DirecTv's service. DirecTv and USSB together offer approximately 175 channels of combined DBS video programming. EchoStar currently offers a nationwide service of approximately 120 channels of digital video programming. DirecTv currently has exclusive distribution rights for out-of-market National
Football League telecasts. While EchoStar intends to offer similar services in the future, its current inability to provide such programming places it at a competitive disadvantage. As of December 31, 1997 DirecTv had approximately 3.3 million subscribers, approximately one-half of whom also subscribe to USSB programming. DirecTv recently filed an application with the FCC to construct, launch and operate six additional DBS satellites. DirecTv requested three orbital slots for these satellites at 96.5DEG. WL, 101DEG. WL, and 105.5DEG. WL. Some of those satellites would operate on frequencies that are not currently allocated domestically for this use; DirecTv has requested an FCC rulemaking to secure such allocations. If permitted to operate additional DBS satellites at these locations, the additional channels DirecTv could provide would significantly improve its competitive position compared to EchoStar.

     In addition to its DBS service, DirecTv has plans to complement its current DBS service offerings by leasing certain Ku-band frequencies at the 95DEG. WL orbital location from a third party. If DirecTv successfully implements this business plan, it is expected that DirecTv's subscribers could utilize one 30 to 36 inch satellite dish to receive both the DBS programming currently offered from its 101DEG. WL orbital location and the fixed satellite service ("FSS") which may be offered from 95DEG. WL. DirecTv's programming service is expected to include up to 120 channels, including a variety of special interest programming, foreign language programming and other niche services. If DirecTv is able to successfully expand its service offerings through a combination of DBS and FSS programming, its competitive position relative to EchoStar may be enhanced.

     During 1998, SBC Communications Inc. ("SBC") and Bell Atlantic Corporation ("Bell Atlantic") entered into marketing alliances with DirecTv and USSB. As a result of these alliances, EchoStar may incur a competitive disadvantage in marketing its DISH Network service to existing SBC and Bell Atlantic customers.

     PrimeStar currently offers medium power Ku-band programming service to customers using dishes approximately three feet in diameter. PrimeStar is owned by a group of multiple-system cable operators and provides nationwide service. PrimeStar's medium-power service offers approximately 150 channels of video and audio programming. PrimeStar is expected to have access to significant DBS capacity via Tempo's DBS satellite, which is capable of providing full-CONUS service. PrimeStar has announced plans to use Tempo's DBS satellite to provide a mix of sports, multichannel movie services, pay-per-view services, and popular cable networks to traditional broadcast television, basic cable and other analog programming customers. As of December 31, 1997, PrimeStar had approximately 1.9 million subscribers.

     During June 1997, PrimeStar announced that a binding letter of intent had been signed providing for its restructuring. Additionally, PrimeStar, which is currently owned by a group of multiple-system cable operators ("MSOs") including Tele-Communications, Inc. ("TCI"), Time Warner Inc. ("Time Warner") and three of the other largest cable MSO's, entered into an agreement to combine its assets with American Sky Broadcasting, LLC ("ASkyB"), a satellite venture formed by The News Corporation Limited ("News") and MCI Communications Corporation ("MCI"). Each PrimeStar partner would contribute its PrimeStar customers and partnership interests into the newly formed entity. ASkyB has agreed to contribute two satellites under construction and 28 full-CONUS frequencies at the 110DEG. WL orbital location. In addition, PrimeStar has agreed to acquire Tempo's license for 11 full-CONUS frequencies at the 119DEG. WL orbital location.

     During July 1997, PrimeStar and TSAT filed an application with the FCC requesting FCC approval for the assignment of Tempo's authorizations to PrimeStar in connection with its restructuring. During August 1997, MCI and PrimeStar also filed an FCC application requesting approval for the assignment of MCI's DBS authorizations to PrimeStar. The parties to the two transactions also initiated the antitrust clearance process with the Department of Justice for each transaction. Public reports have suggested that PrimeStar may have obtained Department of Justice clearance for one of the two transactions (the PrimeStar restructuring). The FCC applications have been placed on public notice and have been opposed by EchoStar and others. There can be no assurance that any of these oppositions will be successful. Furthermore, PrimeStar recently announced its intention to use Tempo's 11 full-CONUS frequencies under an arrangement that, in PrimeStar's view, does not constitute a transfer of control and therefore would not require FCC approval.

     The proposed restructuring of PrimeStar and its merger with ASkyB, if approved and consummated, would result in a stronger competitor with substantially greater financial and other resources than EchoStar. If approved in its proposed structure, PrimeStar would have significantly more frequencies capable of serving the entire continental U.S. than any other DBS provider. Several of the companies that would hold ownership interests in a restructured PrimeStar entity provide programming to cable television operators, other terrestrial systems and DBS system operators, including EchoStar. These content providers, including News, Turner Broadcasting Corporation ("Turner"), Time Warner, TCI, Cox Cable ("Cox"), Comcast and US WEST, Inc. ("US WEST"), would likely provide programming to the new PrimeStar entity and may decide to provide this programming to PrimeStar on better terms and at a lower cost than to other cable or DBS operators.
Additionally, among other things, those content providers could raise programming prices to all cable, DBS and other providers (including PrimeStar), thereby increasing the Company's cost of programming to rates that are effectively higher than those borne by PrimeStar's owners. Although the current programming access provisions under the Cable Act (as defined) and applicable FCC's rules require cable-affiliated content providers to make programming available to multi-channel video programming distributors on non-discriminatory terms, there are exceptions to these requirements, which in any event are currently set to expire in 2002. Any amendment to, or interpretation of, the Cable Act or the FCC's rules that would revise or eliminate these provisions could adversely affect EchoStar's ability to acquire programming on a cost-effective basis.

     The FCC has allocated certain additional U.S. licensed DBS frequencies to DirecTv, USSB and other parties. These frequencies could provide additional capacity for existing DBS operators thereby enhancing their competitive position relative to the Company. Further, such presently unused frequencies could enable new competitors to enter the DBS market.

     DirecTv, USSB and PrimeStar have instituted aggressive promotional campaigns marketing their respective services. Their marketing efforts have focused on the breadth of popular programming and cost of services offered. In the case of DirecTv and USSB, their marketing efforts have been joined by RCA, Sony Electronics, Inc., and other manufacturers, which market DBS receivers and related components. Several other companies also manufacture such equipment, including Uniden America Corp., Toshiba America Consumer Products, Inc., and Hughes Network Systems, Inc.

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

     ALTERNATIVE SATELLITE PROVIDERS OF LOCAL SIGNALS. A recently formed entity, Capitol Broadcasting Company, Inc. ("Capitol Broadcasting"), has announced plans to provide satellite carriage of all 1,600 full-power local TV stations within their Designated Market Areas ("DMA") by obtaining retransmission consent and complying with the "must-carry" provisions of the Cable Act. If Capitol Broadcasting successfully implements this strategy, EchoStar's Local Strategy may be adversely impacted. Further, because Capitol Broadcasting's strategy is based on the Cable Act (whereas EchoStar's Local Strategy relies on the SHVA (as defined)), and Capitol's plan includes all 1,600 full-power local TV stations, Capitol's strategy is likely to receive the wide-spread support of the NAB.

     OTHER POTENTIAL PROVIDERS OF DBS OR SIMILAR SERVICES. In addition to MCI, DirecTV, USSB and Tempo/PrimeStar, two other companies have been granted conditional permits by the FCC for DBS service but are not yet operational.

     A subsidiary of Loral ("Continental") currently has an assignment of 11 frequencies at the 61.5DEG. WL orbital slot covering the eastern and central U.S. and 11 frequencies at the 166DEG. WL orbital slot covering the western U.S. On November 21, 1995, the FCC granted Continental an extension of its permit until August 15, 1999.

     Foreign satellite systems also are potential providers of DBS within the U.S. In May 1996, the FCC proposed permitting non-U.S. satellite systems to serve the U.S. if the home country of the foreign-licensed satellite offers open "effective competitive opportunities" ("ECO") in the same satellite service to U.S. licensed satellites. In the February 1997 World Trade Organization Agreement, the U.S. offer contained an exemption from market opening commitments for, among other things, DBS and DTH services. The FCC initiated a proceeding in July 1997 proposing to maintain the ECO test with respect to foreign-licensed satellites seeking to provide DBS and DTH service in the United States.

     The FCC has indicated that it may apply to the International Telecommunication Union ("ITU") for allocation of additional DBS orbital locations capable of providing service to the U.S. Further, Canada, Mexico and other countries have been allocated various DBS orbital locations which are capable of providing service to part or all of the continental U.S. In general, non-U.S. licensed satellites are not allowed to provide domestic DBS or DTH service in the U.S. However, in November 1996, the U.S. and Mexico signed a Protocol for cross-border DBS and DTH service, and Mexico has indicated that it will auction one or more of its DBS orbital locations. Those DBS orbital locations could be used to provide service to the U.S.

     Pursuant to the protocol, the FCC already has permitted a company to provide DTH services in the U.S. through a Mexican satellite. Televisa International, LLC ("Televisa") is currently in the process of developing DTH television and related services in Mexico, Latin America, North America, and Europe. Televisa received authorization from the FCC to operate one million receive-only earth stations in the U.S. which are capable of receiving DTH television services from Mexico's Solidaridad II satellite. The Solidaridad II satellite operates at 113DEG. WL providing full-CONUS coverage and is licensed by the Mexican Government.

     The FCC authorized Televisa to operate receive dishes that are larger, and possibly less attractive to consumers, than the dishes made available by EchoStar. Further, the FCC authorization for Televisa does not provide Televisa's earth stations with protection from unacceptable radio interference from nearby satellite networks. Nevertheless, the authorization of Televisa to provide service from the 113DEG. WL orbital slot may produce additional competition to EchoStar's full-CONUS service. In October 1997, the U.S. and Mexico signed a protocol allowing cross-border fixed satellite service ("FSS") service from Mexican-licensed satellites to the U.S. and vice versa.

     The U.S. also has indicated its willingness to enter into similar agreements with other countries in North, Central and South America. If the U.S. government moves forward with these initiatives, or if other countries authorize DBS providers to use their orbital slots to serve the U.S., additional competition could be created, and EchoStar's DBS authorizations could become less valuable. At this time, EchoStar cannot predict whether these or other recent developments will ultimately result in any additional service to the U.S.

     Additional competition could be realized from operators using extended Ku-band spectrum and mid- and high-power FSS spectrum to serve the U.S. DTH market. A significant amount of available full-CONUS spectrum exists in these bands. Further, it may be possible to utilize Ka-band spectrum for DTH satellite applications, particularly for spot-beam applications. Finally, other potential competitors may provide television programming at any time by leasing transponders from an existing satellite operator.

     WIRELESS CABLE. Multichannel, multipoint distribution ("wireless cable") systems typically offer 20 to 40 channels of analog programming, which may include local programming (a potential advantage over most digital satellite systems). Developments in high compression digital statistical multiplexing technology are expected to increase significantly the number of channels and video and audio quality of wireless cable systems. Wireless cable operators currently provide an analog signal, with limited capacity and inferior image and sound quality compared to DBS. In order to upgrade their systems to implement digital transmission of high-quality video and audio signals, wireless cable operators will be required to install digital decoders in each customer's home at a cost comparable to the cost of an EchoStar Receiver System and make certain modifications to their transmission facilities. The cost of such digital upgrades will be significant and will have to be amortized over a smaller base of potential customers. Wireless cable also requires direct line of sight from the receiver to the transmission tower, which creates the potential for substantial interference from terrain, buildings and foliage. Wireless cable systems served over 1.0 million subscribers at the end of 1997.

     TELEPHONE COMPANIES. Certain telecommunications carriers, including regional bell operating companies and long distance telephone companies, could become significant competitors in the future, as they have expressed an interest in becoming providers of subscription television and information services. The Telecommunications Act of 1996 (the "1996 Act") permits telephone companies to provide a variety of competitive video services, including owning cable systems, with certain regulatory safeguards. It also is possible for telephone companies to provide high-power DBS service, although any telephone company desiring to become a high-power DBS broadcaster must obtain an FCC license for an available orbital location. The 1996 Act removes barriers to entry which previously inhibited telephone companies from competing in the provision of video programming and information services. Several large telephone companies have announced plans to acquire or merge with existing cable and wireless cable systems. As more telephone companies begin to provide subscription television programming and other information and communications services to their customers, additional significant competition for subscribers will develop. Among other things, telephone companies have an existing relationship with virtually every household in their service area, substantial economic resources, and an existing infrastructure and therefore may be able to subsidize the delivery of programming through their position as the sole source of telephone service to the home.

     VHF/UHF BROADCASTERS. Most areas of the U.S. are covered by traditional terrestrial VHF/UHF television broadcasts that typically include three to ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming.
The local content nature of the programming may be important to the consumer, and VHF/UHF programming is typically free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. During a transition period ending in 2006, each existing television station will be able to transmit programming on a digital channel that may permit multiple programming services per channel. Broadcasters in certain of the largest cities in the continental U.S. will be required to transmit digital signals during 1999. When broadcast affiliates begin transmission of local digital signals, consumer demand for EchoStar's Network Affiliates programming may be adversely affected.

     PRIVATE CABLE. Private cable is a multi-channel subscription television service where the programming is received by a satellite receiver and then transmitted via coaxial cable throughout private property, often MDUs, without crossing public rights of way. Private cable generally operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. These agreements are often exclusive arrangements with terms up to ten years. Private cable systems generally are not subject to substantial federal, state or local regulations. The FCC recently amended its rules to allow the provision of point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz bandwidth. Private cable operators compete with EchoStar for customers within the general market of consumers of subscription television services.

     LOCAL MULTI-POINT DISTRIBUTION SERVICE ("LMDS"). In March 1997, the FCC announced its intention to offer two LMDS licenses, one for 1150 MHz and the other for 150 MHz, in each of 493 Basic Trading Areas ("BTAs") pursuant to an auction in the case of mutually exclusive applications. Incumbent local exchange carriers ("LECs") and cable operators will not be allowed to obtain in-region licenses for the larger spectrum block for three years. The LMDS auction commenced February 18, 1998 and is expected to conclude in March 1998. The broadband 28 GHz LMDS spectrum allocation may enable LMDS providers to offer subscribers a wide variety of audio, video and interactive service options.

     UTILITIES. The 1996 Act also authorizes registered utility holding companies and their subsidiaries to provide video programming services, notwithstanding the Public Utility Holding Company Act. Utilities must establish separate subsidiaries and must apply to the FCC for operating authority. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

TECHNOLOGY

     EchoStar's Technology business principally consists of the design, engineering, manufacturing and sale of digital DTH equipment (such as digital set-top boxes, antennae and other related accessories). EchoStar's Technology business also provides uplink center design, construction oversight and other integration services to other DTH providers.

     EchoStar's Technology business resulted from the development of the DISH Network, and EchoStar's revenues are, and are expected to continue to be, derived principally from subscription fees for DISH Network programming. While there can be no assurance, EchoStar believes that revenue from its Technology business may increase in the future. Further, the technology business is expected to continue to support and create revenue opportunities for the DISH Network. For example, the design of digital set-top equipment for international DTH customers is performed by the same employees who design EchoStar Receiver Systems. Consequently, international Technology projects may result in improvements in design and economies of scale in the production of EchoStar Receiver Systems for the DISH Network.

     Currently, EchoStar has two agreements with international DTH providers (one in Canada and one in Spain) for the provision of digital set-top boxes. A substantial portion of EchoStar's Technology revenue in 1997 resulted from sales to these two DTH providers. As a result, EchoStar's Technology business currently is economically dependent upon these two DTH providers. While EchoStar continues to actively pursue other similar distribution and integration service opportunities, no assurance can be given that any such additional negotiations will be successful. EchoStar's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of the DTH operator in that country, which, in turn, depends on other factors, such as the level of consumer acceptance of DTH products and the intensity of competition for international subscription television subscribers. No assurance can be given regarding the level of expected future revenues which may be generated from EchoStar's alliances with foreign DTH operators.

COMPETITION

     EchoStar's Technology products and services compete with those of a substantial number of foreign and domestic companies, many with greater resources, financial or otherwise, than EchoStar. The rapid technological changes occurring in these markets are expected to lead to the entry of new competitors. EchoStar's ability to anticipate these technological changes and to introduce enhanced products on a timely basis will be a significant factor in its ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on EchoStar's sales. EchoStar believes that its competitive position in its Technology business results from its knowledge and experience in the DBS and DTH industries, its technological leadership and new product development capabilities, and the likely need for compatibility of new technologies with currently installed systems. There can be no assurance, however, that competitors will not be able to develop systems compatible with EchoStar's proprietary technology or that EchoStar will be able to introduce new products and technologies on a timely basis.

SATELLITE SERVICES

     Satellite Services primarily consist of the turn-key delivery of video, audio and data, primarily from EchoStar satellites, to customers for business television, educational and other applications. Satellite Services was initially established to address the markets that fall outside of the typical DISH Network residential market. Included within Satellite Services are the following functions: (i) business television ("BTV") services; (ii) broadcast and interactive data services; (iii) educational services; and (iv) satellite transmission and other services. EchoStar's BTV services include the uplink and delivery of organizationally specific programming content to EchoStar Receiver Systems that are specifically authorized for reception of those services. EchoStar bills for these services based on the amount of satellite transmission time used by its BTV customers. EchoStar began commercial deliver of broadcast and interactive data services during 1997 and expects to expand such services during 1998. These services focus on the delivery of data signals to authorized subscribers. EchoStar presently offers certain agricultural and financial data services and expects to expand both the number and variety of data services it offers. Transmission and other satellite services consists of the uplink and transmission of services for corporate and international customers, including the lease of excess DBS satellite broadcast capacity to third-parties.

COMPETITION

     EchoStar's Satellite Services business faces competition from a number of other companies and technologies. Many of these competitors have substantially greater financial and other resources than EchoStar. Satellite Services competitors include, among others, other satellite system operators, cable television system operators, Internet service providers ("ISPs"), and telephone companies . EchoStar believes that the ability of its Satellite Services business to compete will be based on its knowledge and experience in the DTH and DBS industry, its technological leadership and new product capabilities, the quality of its video, audio and data transmissions, the quality of service provided, and cost. There can be no assurance that EchoStar's Satellite Services business will be able to successfully compete with existing and new providers of similar services

     Advances in communications technology, as well as changes in the market place and the regulatory and legislative environment, continue to occur. EchoStar cannot predict the impact that ongoing or future technological, market or regulatory developments might have on the satellite industry generally, or EchoStar's Satellite Services business specifically.

GOVERNMENT REGULATION

     THE FOLLOWING SUMMARY OF REGULATORY DEVELOPMENTS AND LEGISLATION DOES NOT PURPORT TO DESCRIBE ALL PRESENT AND PROPOSED GOVERNMENT REGULATION AND LEGISLATION AFFECTING THE SUBSCRIPTION TELEVISION INDUSTRY. OTHER EXISTING GOVERNMENT REGULATIONS ARE CURRENTLY THE SUBJECT OF JUDICIAL PROCEEDINGS, LEGISLATIVE HEARINGS OR ADMINISTRATIVE PROPOSALS THAT COULD CHANGE, IN VARYING DEGREES, THE MANNER IN WHICH THIS INDUSTRY OPERATES. NEITHER THE OUTCOME OF THESE PROCEEDINGS NOR THEIR IMPACT UPON THE INDUSTRY OR ECHOSTAR CAN BE PREDICTED AT THIS TIME. THIS SECTION SETS FORTH A BRIEF DESCRIPTION OF REGULATORY ISSUES PERTAINING TO OPERATIONS OF ECHOSTAR.

     Authorizations and permits issued by the FCC and foreign regulatory agencies performing similar functions are required for the construction, launch and operation of satellites and other components of the EchoStar DBS System, and the sale of satellite receivers and other EchoStar products in certain countries. In addition, as the operator of a privately-owned U.S. satellite system, EchoStar is subject to the regulatory authority of the FCC and the Radio Regulations promulgated by the ITU. As a distributor of subscription television programming, EchoStar also is affected by numerous laws and regulations, including the Communications Act of 1934, as amended (the "Communications Act"). EchoStar believes that it remains free to set prices and serve customers according to its business judgment, without rate regulation or the statutory obligation under Title II of the Communications Act to avoid undue discrimination among customers. Even if, under a future interpretation of the 1996 Act, EchoStar were to be classified as a telecommunications carrier subject to Title II, EchoStar believes that such reclassification would not likely increase substantially the regulatory burdens imposed on EchoStar or have an adverse impact on EchoStar's DBS operations, although there can be no assurance in this regard. EchoStar believes that, because it is engaged in a subscription programming service, it is not subject to many of the regulatory obligations imposed upon broadcast licensees. However, there can be no assurance that the FCC will not find in the future that EchoStar should be treated as a broadcast licensee with respect to its current and future operations. If the FCC were to determine that EchoStar is, in fact, a broadcast licensee, EchoStar could be required to comply with all regulatory obligations imposed upon broadcast licensees. EchoStar also requires import and general destination export licenses issued by the U.S. Department of Commerce for the delivery of its manufactured products to overseas destinations. Finally, because EchoStar has engaged a Russian launch provider for EchoStar IV, U.S. export regulations apply to the delivery of the satellite and to providing related technical information to the launch provider. Both the satellite export license and the technical data exchange license have been obtained from the U.S. government. While it is not expected, these licenses could be suspended or revoked if relations between the United States and Russia were to deteriorate prior to the launch of EchoStar IV, significantly delaying and increasing the cost to launch EchoStar IV.

FCC PERMITS AND LICENSES

   DBS PERMITS

     As the operator of a DBS system, EchoStar is subject to FCC jurisdiction and review primarily for: (i) assignment of frequencies and orbital slots; (ii) compliance with the terms and conditions of such assignments and authorizations, including required timetables for construction and operation of satellites;
(iii) authorization of individual satellites (I.E., meeting minimum financial, legal and technical standards) and earth stations; (iv) avoiding interference with other radio frequency emitters; (v) compliance with rules the FCC has established specifically for holders of U.S. DBS satellite authorizations, including construction milestones and due diligence requirements; and
(vi) compliance with applicable provisions of the Communications Act.

     Once the FCC grants a conditional construction permit, the permittee must proceed with due diligence in constructing the system. The FCC has adopted specific milestones that must be met in order to retain the permit, unless the FCC determines that an extension or waiver is appropriate, and permittees must file semi-annual reports on the status of their due diligence efforts. The due diligence milestones require holders of conditional permits to complete contracting for construction of their systems within one year of grant of the permit (with no unresolved contingencies that could preclude substantial construction of the satellites), and to place all satellite stations comprising the system in operation within six years of grant of the permit. In addition, holders of permits received after January 19, 1996 must complete construction of the first satellite in their system within four years of grant of the permit. The FCC also may impose other conditions on the grant of the permit. The holders of new DBS authorizations issued on or after January 19, 1996 also must provide DBS service to Alaska and Hawaii where the service is technically feasible from the acquired orbital locations, which includes 148DEG. WL. Those holding DBS permits as of January 1996 must either provide DBS service to Hawaii or Alaska from at least one of their orbital locations or relinquish their western assignments. As described further below, EchoStar's pending request with the FCC to launch EchoStar IV to 119DEG. WL and relocate EchoStar I to 148DEG. WL requires a waiver of the geographic service requirement. EchoStar has requested such a waiver, and it believes that its plan will allow improved overall service to Alaska and Hawaii compared to available alternatives; there can be no assurance, however, that the FCC will agree with EchoStar's position on this matter and that the FCC will grant the waiver request, or that the FCC will not impose additional restrictions. Subject to applicable regulations governing non-DBS operations, a licensee may make unrestricted use of its assigned frequencies for non-DBS purposes during the first five years of the ten-year license term. After the first five years, the licensee may continue to provide non-DBS service so long as at least half of its total capacity at a given orbital location is used each day to provide DBS service.

     The FCC recently initiated a rulemaking which seeks to streamline and revise its rules governing DBS. This rulemaking proposes, or inquires about, many new possible DBS rules, including, among other things, changes to the DBS geographic coverage requirement and DBS cross-ownership rules. The FCC has proposed tightening its geographic coverage requirements for Alaska and Hawaii, and has asked for comment on whether similar geographic service requirements should be made for Puerto Rico and other U.S. territories and possessions. Moreover, the FCC has requested comment on whether it should adopt rules to limit DBS ownership and/or cross ownership with cable operators and other entities. The FCC has not adopted final rules pursuant to this new DBS rulemaking, and there is no assurance about the content and effect of any rules to be adopted.

     The ITU has allotted to the U.S. eight DBS orbital slots, each with 32 frequency channels, for use by U.S. licensed DBS providers. The FCC has indicated its belief that only the 101DEG. West Longitude ("WL"), 110DEG. WL and 119DEG. WL slots provide full-CONUS coverage and, therefore these three slots are considered the most strategic orbital slots. DBS licenses issued by the FCC generally are for an initial period of ten years. At the expiration of the initial license term, the FCC may renew the satellite operator's license or authorize the operator to operate for a period of time on special authority, but there can be no assurance that the FCC will take such actions. In the event the FCC declines to renew the operator's license, the operator would be required to cease operations and the frequencies would revert to the FCC. EchoStar also requires FCC authority to operate earth stations, including the earth stations necessary to uplink programming to its satellites.

     The following summarizes EchoStar's DBS authorizations (including pending requests not yet granted by the FCC):

                             FREQUENCY ASSIGNMENTS FOR U.S. DBS ORBITAL SLOTS (1)
                         ------------------------------------------------------------
                         61.5DEG.  110DEG.  119DEG.  148DEG.  166DEG.  175DEG.  TOTAL
                         --------  -------  -------  -------  -------  -------  -----
ECHOSTAR SUBSIDIARY:
EchoStar Satellite
  Corporation. . . . . .    -          -       11        -        1       10      22
DirectSat Corporation. .    -          1       10        -        -       11      22
Direct Broadcasting
  Satellite Corporation.   11          -        -        -        -       11      22
EchoStar DBS Corporation    -          -        -       24        -        -      24
                         -----      -----    -----    -----    -----    -----   -----
Totals . . . . . . . . .   11          1       21       24        1       32      90
                         -----      -----    -----    -----    -----    -----   -----
                         -----      -----    -----    -----    -----    -----   -----

 (1) Includes ten frequencies at 175DEG. WL and one frequency at 166DEG. WL that EchoStar may be assigned if the FCC finds that EchoStar has a firm satellite construction contract and its permit for 11 unassigned western frequencies should be extended. There can be no assurance in this regard. EchoStar has not yet developed a business plan for the 175DEG. WL orbital slot, which has limited utility for service to the continental U.S.

     EchoStar has a license for 11 frequencies at 61.5DEG. WL, which is capable of providing service to a majority of the continental U.S. Beginning in January 1998, EchoStar began using 11 transponders on EchoStar III to broadcast DISH Network and Satellite Services programming using its 11 frequencies at 61.5DEG. WL. Certain of EchoStar's frequencies at 61.5DEG. are being used to provide local broadcast network signals to consumers, subject to existing regulations.

     On January 28, 1998, the International Bureau of the FCC (the "International Bureau") conditionally granted the application of EchoStar's Direct Broadcasting Satellite Corporation's subsidiary ("DBSC") for a license to operate its 11 assigned channels at 61.5DEG. WL. EchoStar's request for an STA (short-term authority) to operate temporarily the remaining 21 channels at 61.5DEG. WL is pending before the FCC. There can be no assurance that this request will be granted. EchoStar also has filed applications for authority to operate earth station antennas for tracking, telemetry and control ("TT&C") and feeder link communications with EchoStar III.

     The FCC has granted Dominion Video Satellite, Inc. ("Dominion") a conditional construction permit and related rights to eight frequencies at 61.5DEG. WL, the same orbital location where EchoStar III is located. Dominion and certain EchoStar subsidiaries are parties to an agreement (the "Dominion Agreement") pursuant to which Dominion, subject to appropriate FCC approvals, has the right to use eight transponders on EchoStar III to exploit the Dominion frequencies. Additionally, the Dominion Agreement provided that until EchoStar III was operational, Dominion could use one full transponder on an EchoStar satellite located at 119DEG. WL by paying EchoStar $1 million per month. From December 1996 through April 1997, in consideration of the use of such transponder for a period of five months, Dominion issued five $1 million promissory notes to EchoStar, each due May 10, 1997. When Dominion did not repay these notes, EchoStar exercised its right under the Dominion Agreement, subject to obtaining any necessary FCC approvals, to use and program, for the expected life of the satellite, six of the eight transponders on EchoStar III that Dominion has the right to use and that would operate on frequency channels assigned to Dominion. Dominion has pending FCC applications to modify its permit to rely on the Dominion Agreement to satisfy its due diligence and to extend its permit, which was set to expire. The FCC has not acted on these applications, and there can be no assurance that it will act favorably on either application. The Dominion Agreement also may require further FCC approval. Assuming necessary FCC approvals are obtained and any further required approvals (including any required transfer of control approvals) are obtained, EchoStar would have the right to use a total of up to 17 transponders on EchoStar III. There can be no assurance that these approvals will be obtained.

     EchoStar also has licenses covering 21 channels at 119DEG. WL. Pursuant to these licenses, EchoStar is using 11 of the 16 transponders on EchoStar I and ten of the 16 transponders on EchoStar II to transmit DISH Network and Satellite Services programming to the continental U.S. from the 119DEG. WL orbital slot. In July 1997, EchoStar filed a request for an STA to use the 11 channels assigned to Tempo at the 119DEG. WL orbital location, on the grounds that Tempo, while it launched a satellite to that location in March 1997, has not yet started providing service. Tempo has opposed this request on several grounds, including that it is currently testing its satellite. There can be no assurance that the FCC will grant EchoStar's request.

     During January 1996, EchoStar submitted the winning bid of $52.3 million for a DBS construction permit for the use of 24 frequencies at the 148DEG. WL orbital slot. EchoStar is currently required by the FCC to complete construction of a satellite by December 20, 2000, and that satellite must be in operation by December 20, 2002. Pending before the FCC are requests to modify that permit, substitute a more expedited schedule for deployment of satellites at that slot, and extend certain other EchoStar permits, as further described below.

     EchoStar holds FCC permits for 22 frequencies at 175DEG. WL. EchoStar has an application pending before the FCC to extend these permits, which are currently set to expire in November 1998 and August 1999, to December 2002 (as further described below). EchoStar also has a permit for 11 unassigned western frequencies but the FCC has not yet decided whether EchoStar satisfied its due diligence requirements with respect to that permit or whether that permit, which was to have expired in August 1995, should be extended. While a firm business plan has not yet been completed, EchoStar's frequencies at 175DEG. WL could be used to provide a high power DBS service to the western continental U.S., Hawaii and Alaska. These frequencies also could provide a satellite programming link between the U.S. and the Pacific Rim, if FCC and ITU coordination can be arranged and authorizations in the receiving countries obtained. In the event that the FCC does not approve EchoStar's request to extend these permits, it is reasonably possible that the FCC could revoke EchoStar's permits for 22 frequencies at 175DEG. WL. Further, it is reasonably possible that EchoStar could lose its permits for 11 unassigned western frequencies. In a recent FCC rulemaking, the FCC has indicated its willingness to hold an auction for any unassigned or forfeited frequencies. Thus, if EchoStar were to lose its permits at the 175DEG. WL orbital location, it may be required to participate in an auction in order to retain these frequencies.

     The FCC has granted EchoStar conditional authority to use C-band frequencies for TT&C functions for EchoStar I, stating that the required coordination process with Canada and Mexico has been completed. In
January 1996, the FCC received a communication from an official of the Ministry of Communications and Transportation of Mexico stating that EchoStar I's TT&C operations could cause unacceptable interference to Mexican satellites. While EchoStar believes that it is unlikely that the FCC will subsequently require EchoStar to relinquish the use of such C-band frequencies for TT&C purposes, such relinquishment could result in the inability to control EchoStar I and the total loss of the satellite.

     During January 1996, the International Bureau extended the construction permit of DirectSat to August 15, 1999. This grant was subject to the condition that DirectSat make significant progress toward construction and operation of its DBS system substantially in compliance with the timetable submitted pursuant to an amendment of its satellite construction contract, dated June 17, 1995, or with a more expedited timetable. The International Bureau also urged DirectSat to expedite construction and launch of additional satellites for its DBS system. PrimeStar has filed an application for review requesting that the FCC reverse the International Bureau's decision to extend DirectSat's construction permit. In September 1996, the International Bureau granted DirectSat's request for authority to launch the EchoStar II satellite to 118.8DEG. WL and for approval of certain modifications made to the design of that satellite. In a separate order issued on the same date, the International Bureau granted DirectSat conditional authority to use extended C-band frequencies to perform TT&C functions for the EchoStar II satellite until January 1, 1999, subject to the condition that it cause no harmful interference to other satellites, at which time the FCC will review the suitability of those frequencies for TT&C operations. There can be no assurance that the FCC will extend the authorization to use these C-band frequencies for TT&C purposes. The FCC's refusal to extend such authorization could result in the inability to control EchoStar II and a total loss of the satellite unless the satellite could be moved to another orbital slot with FCC approval.

     A request by EchoStar for authority to launch EchoStar IV to the 119DEG.
WL location and relocate EchoStar I to 148DEG. WL is pending before the FCC. Also pending before the FCC is EchoStar's request to change the operation milestone dates of DBSC (from November 1998 to December 2002), and DirectSat (from August 1999, as formerly requested, to December 2002) at the 175DEG. WL location. Under the same request, the operation milestone date for 16 of the 24 channels licensed to EchoStar at 148DEG. WL also would be accelerated to November 1998. Two parties, Tempo and TelQuest Ventures, Inc. ("TelQuest") have opposed one or both of the applications and the State of Hawaii has requested that the FCC impose certain conditions prior to approval. There can be no assurance that the FCC will grant any of these requests or that, if it grants any of these requests, it will do so on a timely basis. Failure to grant any of these requests might result in inefficient deployment of EchoStar's satellite fleet and/or loss of one of more of EchoStar's authorizations for western channels. Communications with EchoStar IV at 119DEG. WL and EchoStar I at 148DEG. WL also require certain earth station authorizations. EchoStar has filed, or intends to file, applications for such authorizations.

     In the event of a failure or loss of EchoStar I, EchoStar II or EchoStar III, and subject to FCC consent, EchoStar may relocate EchoStar IV and utilize that satellite as a replacement for the failed or lost satellite. Such a relocation would require prior FCC approval and, among other things, a showing to the FCC that EchoStar IV would not cause additional interference compared to EchoStar I, EchoStar II or EchoStar III. Should EchoStar choose to utilize EchoStar IV in this manner, there can be no assurance that such use would not adversely affect EchoStar's ability to meet the construction, launch and operation deadlines associated with its permits. Failure to meet such deadlines could result in the loss of such permits and would have an adverse effect on EchoStar's planned operations.

     EchoStar's FCC permits are conditioned on satisfaction of ongoing due diligence, construction, reporting and related obligations. There can be no assurance that EchoStar will be able to comply with the FCC's due diligence obligations or that the FCC will determine that it has complied with such due diligence obligations. EchoStar's permits and extension requests have been, and may continue to be, contested in FCC proceedings and in court by several companies with interests adverse to those of EchoStar.

   FSS KA-BAND, KU-BAND AND EXTENDED KU-BAND PERMITS

     EchoStar has been granted a license for a two-satellite FSS Ka-band system. That license was based on an orbital plan agreed upon by applicants in EchoStar's processing round. Certain of these applicants have now requested changes to that orbital plan. One company has requested a stay of the plan, and petitions for reconsideration are pending against certain of the licenses covered by the plan. There can be no assurance that review of the recently granted Ka-band licenses and orbital plan by the International Bureau and the full FCC will not eliminate the basis for EchoStar's conditional license and result in loss of that license. In the event that EchoStar does not commence construction of its Ka-band satellites by the applicable milestone dates, or receive an extension of its milestone dates from the FCC, it is reasonably possible that the FCC could revoke EchoStar's Ka-band license.

     In October 1997, the FCC released service rules applicable to Ka-band licensees. Among other things, the rules impose various technical requirements and restrictions, including the obligation to protect or coordinate with certain types of services and power control requirements. The FCC also imposed implementation milestones, including commencement of construction within one year of grant, commencement of construction of a second satellite within two years of grant, launch of first satellite within five years of grant, and launch of all satellites by the dates required by the ITU generally six years from filing of the ITU "Appendix 4" information (which was filed in November 1995), with the possibility of a three-year extension. The FCC noted that EchoStar proposes to operate its system on a common carrier basis. Further, the FCC prohibited trafficking in "bare" Ka-band licenses. The FCC also imposed annual reporting requirements. There can be no assurance that these new rules will not adversely affect EchoStar's plans with respect to its licensed Ka-band system.

     In November 1996, EchoStar was granted conditional authorization for two Ku-band FSS satellites to be located at 83DEG. WL and 121DEG. WL, subject, among other things, to submitting additional proof of its financial qualifications (the "ESC License"). EchoStar also has applied for authority to modify this system to add C-band capabilities to one satellite. In December 1996, PrimeStar and GE American Communications, Inc. ("GE Americom") separately filed petitions for reconsideration of the ESC License and the reassignment of one EchoStar satellite to a different orbital slot on the grounds that the satellite in dispute will interfere with the GE Americom satellite used by PrimeStar for its medium-power Ku-band service. If the FCC were to grant these petitions, the satellite in dispute may be reassigned to another orbital location or it may become subject to significant limitations on its power. While EchoStar Satellite Corporation ("ESC"), an indirect, wholly-owned subsidiary of ECC, has submitted proof of its financial qualifications, PrimeStar and GE Americom have challenged it, and in March 1997 separately filed petitions to cancel the ESC License on the grounds that the supplemental financial information provided by ESC is not adequate. If the FCC were to grant these petitions, ESC would lose the ESC License. Finally, PrimeStar and GE Americom have opposed ESC's request for authorization to add C-band capabilities to one satellite of its Ku-band system by separately filing petitions (in March 1997) to deny ESC's application on similar grounds set forth in their petitions outlined above.
If the FCC were to grant these petitions, ESC would not obtain the requested authorization to add C-band capabilities to one of its satellites. There can be no assurance as to how the FCC will rule with respect to any of these challenges. While EchoStar has not finalized a business plan that incorporates use of this spectrum and is not relying on this spectrum for the generation of future revenues, if the FCC were to rule against EchoStar, a potential future business opportunity would be lost.

     In August 1997, GE Americom filed an application requesting modification of its license for a C-band/Ku-band satellite currently located at 89DEG. WL, to allow relocation of that satellite to 83DEG. WL. In support of that request, GE Americom has argued that the license for that satellite is set to expire before EchoStar's FSS satellite is expected to be launched to that location. EchoStar has opposed the modification application, but has stated that it would not oppose a request for temporary relocation of GE's satellite to that slot on an STA basis.

     EchoStar also has an application pending with the FCC for two extended Ku-band FSS satellites to be located at 85DEG. WL and 91DEG. WL.

     If EchoStar successfully constructs and launches Ku-band, extended Ku-band, and Ka-band satellites, those satellites might be used to complement the DISH Network, or for a variety of other uses. It is possible that the unique FSS Ku-band and Ka-band orbital locations requested by EchoStar and others could permit construction of satellites with sufficient power to allow reception of satellite signals by relatively small dishes. As these projects are in the early stages of development and are currently being challenged by several companies with interests adverse to those of EchoStar, there can be no assurance that EchoStar's applications will be granted by the FCC or that, if granted, EchoStar will be able to successfully capitalize on any resulting business opportunities.

   OTHER PERMITS

     An 80% owned subsidiary of EchoStar has applied for authority to construct, launch and operate a six-satellite, low-earth orbit ("Little LEO") system. This application (and amendment thereto) has been opposed. While the services made possible by a Little LEO system are unrelated to DBS, it is possible that the system could serve as a path for wireless communication with EchoStar's DBS customers, particularly for periodic polling of units for pay-per-view purchases and relatively rapid feedback on viewer pay-per-view buy rates and preferences. This project is in an early stage of development and there can be no assurance that EchoStar's application will be granted by the FCC or that, if granted, EchoStar will be able to successfully capitalize on any resulting business opportunity.

     Among other regulatory requirements, all of EchoStar's DBS systems are required to conform to the ITU Region 2 Plan for Broadcast Satellite Service (the "BSS Plan"). Any operations that are not consistent with the BSS Plan (including, among other things, the EchoStar DBS System's digital transmissions) only can be authorized on a non-interference basis pending successful modification of the BSS Plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the BSS Plan is modified to include the technical parameters of a DBS applicant's operations, non-standard satellites must not cause harmful electrical interference to, and are not entitled to any protection from, interference caused by other assignments that are in conformance with the BSS Plan. All of EchoStar's satellites require modifications of the ITU plan to be entitled to such protection. The ITU has requested certain technical information in order to process the requested modification of the BSS plan for EchoStar I and EchoStar II, and EchoStar has cooperated, and continues to cooperate, with the FCC in the preparation of its responses to any ITU requests. The Company cannot predict when the ITU will act upon these requests for modification or if these requests will be granted.

     EchoStar owns a 49% non-voting, minority interest in ALTA Wireless, Inc. ("ALTA"), a Denver-based wireless communications company which is one of 138 companies currently participating in the local multipoint distribution service ("LMDS") spectrum auction. LMDS frequencies could potentially be used to provide a variety of video, data and voice services and may provide EchoStar with another method for delivery of local broadcast network channels to DISH Network subscribers. There can be no assurance that ALTA will submit the winning bid for any LMDS frequencies, or that EchoStar would be able to successfully capitalize on any resulting business opportunities.

     Failure to comply with applicable Communications Act requirements and FCC rules, regulations, policies, and orders may result in the FCC's revoking, conditioning, or declining to review or extend an authorization.

   OTHER REGULATION

     FOREIGN OWNERSHIP LIMITATIONS. The Communications Act, as amended, and the FCC's implementing regulations provide that, where subsidiaries of a holding company hold certain types of FCC licenses, foreign nationals or their representatives may not own in excess of 25% of the total equity of the holding company, considered on a fully-diluted basis, except upon an FCC public interest determination. While the FCC's International Bureau has ruled that these limitations do not apply to DBS authorizations, the ruling has been challenged and the question remains open. Indeed, the FCC's recent proposed rulemaking on DBS matters has invited comment on this question. Furthermore, the limitations will apply to EchoStar's FSS authorizations if EchoStar holds itself out as a common carrier or if the FCC decides to treat it as such a carrier. The FCC has noted that EchoStar proposes to operate some of its proposed fixed satellite services on a common carrier as well as a non-common carrier basis.

     A recent survey of EchoStar's equity owners discloses that EchoStar's foreign ownership in December 1997 was under 5%, well below these limitations, if they were to apply. However, if the purchase by foreign nationals or their representatives of EchoStar's existing or new equity securities or exercise of any right to convert existing or new securities, would cause the foreign ownership limitations to be exceeded, a separate FCC determination that such ownership was consistent with the public interest would be required in order to avoid a violation of the Act and/or the FCC's rules.

     THE 1996 ACT. The 1996 Act clarifies that the FCC has exclusive jurisdiction over DTH satellite services and that criminal penalties may be imposed for piracy of DTH satellite services. The 1996 Act also offers DBS operators relief from private and local government-imposed restrictions on the placement of receiving antennae. In some instances, DBS operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. The FCC recently promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further notice of proposed rulemaking seeking comment on whether the 1996 Act applies to restrictions on property not within the exclusive use or control of the viewer and in which the viewer has no direct or indirect property interest. The 1996 Act also preempted local (but not state) governments from imposing taxes or fees on DTH services, including DBS. Finally, the 1996 Act required that multichannel video programming distributors such as DBS operators fully scramble or block channels providing indecent or sexually explicit adult programming. If a multi-channel video programming distributor cannot fully scramble or block such programming, it must restrict transmission to those hours of the day when children are unlikely to view the programming (as determined by the FCC).

     THE CABLE ACT. In addition to regulating pricing practices and competition within the cable television industry, the Cable Act was intended to establish and support existing and new providers of subscription television services, such as wireless cable and DBS. EchoStar has benefited from the programming access provisions of the Cable Act, in that it has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the Cable Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as EchoStar in making programming available (or to discriminate in the terms and conditions of such availability) could adversely affect EchoStar's ability to acquire programming on a cost-effective basis. Certain of the restrictions on cable-affiliated programmers will expire in 2002 unless the FCC extends such restrictions.

     In October 1997, EchoStar filed a program access complaint with the FCC against Fox/Liberty Networks LLC, Fox Sports Net LLC and Fox Sports Direct (collectively "Fox Sports"), which controls certain regional sports programming services currently carried by EchoStar. In that complaint, EchoStar alleged that Fox Sports has discriminated against EchoStar in the terms that it offered EchoStar, compared to the terms available to certain competing cable operators. Fox Sports has answered EchoStar's complaint asserting several defenses. There can be no assurance that EchoStar will be successful in its complaint and/or that EchoStar will attain better terms for its carriage of Fox Sports programming than the terms currently available to EchoStar. The inability of EchoStar to secure better terms may adversely affect EchoStar's relationship with Fox Sports.

     In November 1997, EchoStar filed a program access complaint against Fox/Liberty Networks LLC and fX Networks LLC (collectively for purposes of this paragraph, "fX"). EchoStar has alleged that fX has unlawfully refused to provide programming to EchoStar citing exclusive agreements with certain cable operators. fX has contested EchoStar's complaint. There can be no assurance that EchoStar will be successful in its complaint or that the FCC will grant EchoStar any of the requested forms of relief. If unsuccessful, EchoStar will continue to be unable to offer fX's programming.

     EchoStar and Rainbow Programming Holdings, Inc. and Rainbow Media Holdings, Inc. (collectively, "Rainbow") recently settled a program access complaint that EchoStar had filed against Rainbow. That settlement will allow EchoStar access to regional sports and other programming controlled by Rainbow.

     The FCC recently initiated a rulemaking proceeding where it is considering certain changes to its program access rules. There can be no assurance that any changes that may result from this rulemaking will be favorable to EchoStar's position.

     The Cable Act also requires the FCC to conduct a rulemaking that will impose public interest requirements for providing video programming by DBS licensees, including, at a minimum, reasonable and non-discriminatory access by qualified candidates for election to public office and the obligation to set aside four to seven percent of the licensee's channel capacity for non-commercial programming of an educational or informational nature. Within this set-aside requirement, DBS providers must make capacity available to "national educational programming suppliers" at below-cost rates. The FCC is conducting a rulemaking to implement this statutory provision.

     Since DBS operators have not historically carried local broadcast network programming on their satellites, DBS operators currently are not subject to the "must carry" requirements of the Cable Act. The cable industry has argued that, DBS operators should be subject to these requirements if they provide local broadcast network programming. In the event the "must carry" requirements of the Cable Act are revised to include DBS operators, or to the extent that new legislation of a similar nature is enacted, EchoStar's future plans to provide local programming will be adversely affected, and such "must-carry" requirements could cause the displacement of possibly more attractive programming. Two bills currently pending in Congress would impose must-carry obligations on satellite carriers.

     SATELLITE HOME VIEWER ACT. The Satellite Home Viewer Act ("SHVA") establishes a "statutory" (or compulsory) copyright license that generally allows a DBS operator, for a statutorily-established fee, to retransmit local affiliate programming to subscribers for private home viewing so long as that retransmission is limited to those persons in "unserved households." An "unserved household," with respect to a particular television network, is defined as one that cannot receive an over-the-air network signal of "grade B" intensity (a predictive standard of signal intensity employed by the FCC) of a primary network station affiliated with that network through the use of a conventional outdoor rooftop antenna and has not, within the 90 days prior to subscribing to the DBS service, subscribed to a cable service that provides the signal of an affiliate of that network. While management believes the SHVA could be read to allow the Company to retransmit this programming to certain local markets via DBS satellite, management also believes that the compulsory copyright license under the SHVA may not be sufficient to permit the Company to implement its strategy to retransmit such programming in the most efficient and comprehensive manner. Several influential interest groups, including the NAB, have expressed opposition to certain aspects of EchoStar's Local Strategy. To the extent that these interest groups are successful in their lobbying efforts, EchoStar's ability to fully execute its Local Strategy may be adversely affected. In August 1997, a Copyright Arbitration Royalty Panel ("CARP"), appointed to recommend royalties for satellite retransmission of network-affiliated television and superstation signals pursuant to the compulsory license of Section 119 of the Copyright Act, delivered its Report to the Librarian of Congress. In the CARP's recommendation, the CARP held it has no jurisdiction to set royalties for local satellite retransmissions of the signals of network-affiliated television stations, on the grounds that the compulsory license of the Copyright Act does not extend to such retransmissions. EchoStar petitioned the Librarian to modify the CARP report. The CARP also recommended setting at zero the royalty rate for local retransmissions of superstation signals.

     The final ruling of the Librarian of Congress, reviewing the CARP's recommendation, was published in the FEDERAL REGISTER in October 1997. With respect to "local-into-local" retransmissions, the Librarian affirmed the zero rate recommended by the CARP for secondary transmission of a superstation signal within the station's local market, a recommendation that EchoStar had supported.

     The Librarian modified the CARP's recommendation by also establishing a zero rate for secondary transmissions of a network station's signal to "unserved households" within the station's local market. The Librarian of Congress also reviewed the CARP's recommendation on the meaning of "unserved households" (i.e., whether the statutory license covers retransmissions to a household in a network station's local market receiving a signal of Grade B intensity from that station but not from any other affiliate of the same network and satisfying all other elements of the "unserved household" definition). The CARP had determined that the statutory license does not cover such retransmissions and the CARP did not have jurisdiction to recommend a rate for them. The Librarian decided that the law is silent on the issue, and accordingly, it cannot unequivocally say that the CARP's decision is arbitrary or contrary to law. Nonetheless, the Librarian determined that the Copyright Office retains the authority to conduct a rule-making proceeding despite the CARP's determination, on the permissibility of secondary transmissions of a network station's signal to households within that station's local market that are served by that station but unserved by any other station affiliated with the same network under the "unserved household" provisions of the satellite compulsory license. In December 1997, EchoStar petitioned the Copyright Office for a rulemaking on the permissibility of such retransmissions. In response to the Petition, the Copyright Office initiated a rulemaking on this matter in January 1998. There can be no assurance that this rulemaking will result in an interpretation of the law that is favorable to EchoStar.

     EchoStar is continuing its effort to secure passage of legislation that will clarify and extend the scope of the compulsory license with respect to local network signals to protect against the possibility the Copyright Office's rulemaking may not provide a favorable result to EchoStar. There can be no assurance that EchoStar will be successful in this effort. While EchoStar has made an effort to ensure the lawfulness of its offerings under the copyright and retransmission consent rules, there can be no assurance that it will not be challenged in court or that EchoStar will prevail in case of such challenge. If a court or administrative agency were to reject the interpretation of "unserved household" supported by EchoStar, and legislation does not pass which clarifies and extends the scope of the compulsory license, EchoStar may have to engage in the relatively cumbersome process of obtaining copyright licenses from all individual copyright holders instead. In the absence of the legislation sought by EchoStar and/or a favorable outcome in the rulemaking referenced in the Librarian's final ruling, and failing successful negotiation of individual copyright licenses and retransmission consent agreements to the extent necessary, there can be no assurance that EchoStar would be successful in any copyright infringement or FCC litigation with copyright owners and/or broadcasters regarding the legality of certain local-into-local network retransmissions.

     Subject to the foregoing considerations, EchoStar intends to offer local programming, including local network programming, to certain population centers within the continental U.S. In order to retransmit local programming into a market, EchoStar generally must obtain the retransmission consent of the local stations, except for direct to home retransmissions to "unserved households," as this term is defined in the SHVA (see above), in addition to any requisite copyright licenses. There can be no assurance that EchoStar will obtain the retransmission consents of any local affiliate, and one of the networks (Fox) has stated it is not willing to consider EchoStar's request for retransmission consent at this time. EchoStar's ability to transmit local programming via satellite into the markets from which the programming is generated may attract incremental subscribers who would not otherwise be willing to purchase satellite systems. Beginning in January 1998, EchoStar started offering local programming to certain subscribers in certain metropolitan areas.

     In addition, in its August 1997 report, the CARP recommended that the royalty rate for satellite retransmissions of distant network-affiliated station and distant superstation signals be set at 27 cents per subscriber per month, a substantial increase compared to the previously applicable rates, which ranged from six to 17.5 cents per subscriber per month.

     The final ruling of the Librarian of Congress, reviewing the CARP's recommendation, was published in the FEDERAL REGISTER in October 1997. The Librarian, among other things, affirmed the CARP's recommendation of a 27 cent per subscriber per month royalty rate for retransmissions of distant superstation and network station signals, but delayed the effective date for the increase to January 1, 1998 (instead of making the increase retroactive, as the CARP had recommended). Review of the Librarian's ruling is currently pending on appeal in the Court of Appeals for the D.C. Circuit. EchoStar believes that it may be able to pass through these increases to its customers by separately tiering the channels involved, so that its operating margins are not substantially affected. However, the increases may adversely affect the competitiveness of EchoStar vis-a-vis cable operators, which pay lower rates to copyright holders.

     EXPORT REGULATION. From time to time, EchoStar requires import licenses and general destination export licenses to receive and deliver components of DTH systems. EchoStar has contracted with LKE for the launch of EchoStar IV from the Republic of Kazakhstan. Satellite export licenses were obtained from the Department of Commerce for the transport of EchoStar IV to the Republic of Kazakhstan. Lockheed Martin also obtained technical data exchange licenses from the Department of Commerce permitting the exchange between Lockheed Martin and LKE of certain information necessary to prepare EchoStar IV for launch. While it is not expected, these licenses could be suspended or revoked if relations between the United States and Russia were to deteriorate prior to the launch of EchoStar IV, significantly delaying and increasing the cost to launch EchoStar IV.

PATENTS AND TRADEMARKS

     EchoStar uses a number of trademarks for its products and services, including "EchoStar-Registered Trademark-," "DISH Network-TM-," "DISH Network-SM-," "America's Top 40," "America's Top 50 CD," "America's Top 60" and others. Certain of these trademarks are registered by EchoStar, and those trademarks that are not registered are generally protected by common law and state unfair competition laws. Although EchoStar believes that these trademarks are not essential to EchoStar's business, EchoStar has taken affirmative legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future.

     EchoStar is the assignee of certain patents for products and product components manufactured and sold by EchoStar, none of which EchoStar considers to be significant to its continuing operations. In addition, EchoStar has obtained and, although no assurance can be given, expects to obtain, licenses for certain patents necessary for the manufacture and sale by EchoStar and others of DBS receivers and related components. EchoStar has been notified that certain features of the EchoStar Receiver System allegedly infringe on patents held by others, and that royalties are therefore required to be paid. EchoStar is investigating these infringement allegations and, if appropriate, intends to vigorously defend against any suit filed by the parties. There can be no assurance that the Company will be able to successfully defend any suit, if brought, or that the Company will be able to obtain a license for any patent that might be required. See "-LEGAL PROCEEDINGS."

EMPLOYEES

     EchoStar had 1,930 employees at December 31, 1997, of which 1,865 worked in EchoStar's domestic operations and 65 of which worked in EchoStar's international operations. EchoStar is not a party to any collective bargaining agreement and considers its relations with its employees to be good. EchoStar intends to hire additional personnel as required.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

        (FURNISHED IN ACCORDANCE WITH ITEM 401 (b) OF REGULATION S-K,
              PURSUANT TO GENERAL INSTRUCTION G(3) OF FORM 10-K)

     The following table sets forth the name, age and offices with EchoStar of each executive officer of EchoStar, the period during which each executive officer has served as such, and each executive officer's business experience during the past five years:

NAME                              AGE   POSITION
---------------------------     ------  --------------------------------------
Charles W. Ergen. . . . . . . .   45    Chairman and Chief Executive Officer
James DeFranco. . . . . . . . .   45    Executive Vice President and Director
John D. Reardon . . . . . . . .   54    President, DISH Network
Michael T. Dugan. . . . . . . .   49    President, EchoStar Technologies
                                        Corporation
Steven B. Schaver . . . . . . .   44    Chief Operating and Financial Officer
David K. Moskowitz. . . . . . .   39    Senior Vice President, General Counsel
                                        and Secretary
Mark W. Jackson . . . . . . . .   37    Senior Vice President, Satellite
                                        Services
John R. Hager . . . . . . . . .   36    Treasurer and Controller


     CHARLES W. ERGEN. Mr. Ergen has been Chairman of the Board of Directors, Chief Executive Officer and President of EchoStar since its formation and, during the past five years, has held various executive officer positions with EchoStar's subsidiaries. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980. Commencing in March 1995, Mr. Ergen also became a director of SSET, a company principally engaged in the manufacture and sale of satellite telecommunications equipment.

     JAMES DEFRANCO. Mr. DeFranco, currently the Executive Vice President of EchoStar, has been a Vice President and a Director of EchoStar since its formation and, during the past five years, has held various executive officer positions with EchoStar's subsidiaries. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen's spouse, was a co-founder of EchoStar in 1980.

     JOHN D. REARDON. Mr. Reardon joined EchoStar in January 1998 as President of the DISH Network. From 1996 until joining EchoStar he served as President and CEO of TCI Music. During 1995, Mr. Reardon was President of TV Ventures, Inc., a telecommunications consulting company. From 1991 until he joined TV Ventures, Inc., Mr. Reardon served as President and CEO of Zing Systems L.P. Zing Systems, L.P. is active in the development of interactive television.

     MICHAEL T. DUGAN. Mr. Dugan is the President of EchoStar Technologies Corporation (formerly Houston Tracker Systems, Inc). In that capacity, Mr. Dugan is responsible for, among other things, all engineering and manufacturing operations at EchoStar. Previously he was the Senior Vice President of the Consumer Products Division of EchoStar. Mr. Dugan has been with EchoStar since 1990.

     STEVEN B. SCHAVER. Mr. Schaver was named EchoStar's Chief Financial Officer in February 1996. In November 1996, Mr. Schaver also was named Chief Operating Officer. From November 1993 to February 1996, Mr. Schaver was the Vice President of EchoStar's European and African operations. From July 1992 to November 1993, Mr. Schaver was the Director of Sales and Marketing for EchoStar's largest Spanish customer, Internacional de Telecomunicaciones, S.A. in Madrid, Spain.

     DAVID K. MOSKOWITZ. Mr. Moskowitz is the Senior Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. Mr. Moskowitz is responsible for all legal affairs of EchoStar and its subsidiaries.

     MARK W. JACKSON. Mr. Jackson was named Senior Vice President, Satellite Services, in December 1997. From April 1993 to December 1997, Mr. Jackson served as Vice President, Engineering. From 1986 until he joined EchoStar in 1993, Mr. Jackson was the Director of Engineering at Tandon Corporation, Inc., which designs, manufacturers and sells personal computers.

     JOHN R. HAGER. Mr. Hager has been Treasurer and Controller of EchoStar since February 1997. From August 1993 to February 1997, Mr. Hager was Controller of American Telecasting, Inc., a national operator of multiple wireless cable systems. Previously, Mr. Hager was with the Denver office of Ernst & Young from May 1984 until August 1993, most recently as Audit Senior Manager.

     There are no family relationships among the executive officers and directors of EchoStar or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors. Executive officers of EchoStar are elected annually to serve until their respective successors are elected and qualified.

ITEM 2. PROPERTIES

     The following table sets forth certain information concerning EchoStar's properties:

                                                                    APPROXIMATE    OWNED OR
DESCRIPTION/USE                            LOCATION                SQUARE FOOTAGE   LEASED
Corporate headquarters. . . . . . . . . .  Littleton, Colorado         156,000      Owned
EchoStar Technologies Corporation
 office and distribution center . . . . .  Englewood, Colorado         155,000      Owned
Office and distribution center. . . . . .  Sacramento, California       78,500      Owned
Digital Broadcast Operations Center . . .  Cheyenne, Wyoming            55,000      Owned
Customer Service Center . . . . . . . . .  Thornton, Colorado           55,000      Owned
European headquarters and warehouse . . .  Almelo, The Netherlands      53,800      Owned
Warehouse facility. . . . . . . . . . . .  Denver, Colorado             40,000      Owned


ITEM 3. LEGAL PROCEEDINGS

     On July 29, 1996, EchoStar Acceptance Corporation ("EAC"), Dish Network Credit Corporation ("DNCC"), ESC and Echosphere Corporation (collectively, "EchoStar Credit"), filed a civil action against Associates Investment Corporation ("Associates") which is currently pending in the U.S. District Court in the District of Colorado. EchoStar Credit alleges that Associates, among other things, breached its contract with EchoStar Credit pursuant to which Associates agreed to finance the purchase of EchoStar Receiver Systems by consumers. EchoStar Credit alleges that Associates' refusal to finance certain prospective consumers has resulted in the loss of prospective customers to EchoStar's competitors. In addition, EchoStar Credit alleges that the loss of sales due to Associate's action forced EchoStar to lower the price on its products. Associates filed counterclaims against EAC for fraud and breach of contract. Associates seeks approximately $10.0 million by way of its counterclaims. EAC intends to vigorously defend against such counterclaims. A trial date has not yet been set. It is too early in the litigation to make an assessment of the probable outcome.

     Certain purchasers of C-band and DISH Network systems have filed actions in various state courts in Alabama naming EchoStar, EAC or Echosphere Corporation as a defendant and seeking actual and punitive damages. Eleven lawsuits were filed against EAC in the state of Alabama. Eight of the suits involve EAC and Household Retail Services, Inc. ("HRSI") and three suits involve EAC and Bank
One Dayton, N.A. ("Bank One").   All three of the EAC/Bank One cases recently
have been dismissed or are in the process of being dismissed against all defendants including EAC. Therefore, only the cases involving EAC and HRSI remain pending. In those cases, the plaintiffs in those suits allege that the terms of the financing plan were misrepresented to them by the independent retail dealers. The plaintiffs allege that the dealers were the agents of EAC and that EAC did not properly train the dealers. Additional suits may be filed or the plaintiffs' attorneys may attempt to certify a class and/or add additional plaintiffs to the existing suits and seek exponentially greater damages. EAC denies liability and intends to vigorously defend against all remaining claims, which include allegations of fraud and lending law violations. While the actual damages claimed in each of these cases are not material, EchoStar is aware that juries in Alabama have recently issued a number of verdicts awarding substantial punitive damages on actual damage claims of less than $10,000.

     EAC and HRSI entered into a Merchandise Financing Agreement in 1989 (the "Merchant Agreement") pursuant to which HRSI acted as a consumer financing source for the purchase of, among other things, satellite systems distributed by Echosphere Corporation, a subsidiary of EchoStar, to consumers through EAC dealers. HRSI terminated the Merchant Agreement as of December 31, 1994.
During February 1995, EAC and Echosphere (the "EAC Parties") filed suit against HRSI. The case is pending in U.S. District Court in Colorado (the "HRSI Litigation"). The EAC parties have alleged, among other things, breach of contract, breach of fiduciary duty, fraud and wanton and willful conduct by HRSI in connection with termination of the Merchant Agreement and related matters. The EAC parties are seeking damages in excess of $10.0 million. HRSI's counterclaims have been dismissed with prejudice. Summary judgment motions have been pending on all remaining issues since May 1996. A trial date has not been set.

     During February 1997, EchoStar and News announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110deg. WL purchased by MCI for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

     In May 1997, EchoStar filed a Complaint requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. EchoStar also filed a First Amended Complaint significantly expanding the scope of the litigation, to include breach of contract, failure to act in good faith, and other causes of action. EchoStar seeks specific performance of the News Agreement and damages, including lost profits based on, among other things, a jointly prepared ten-year business plan showing expected profits for EchoStar in excess of $10 billion based on consummation of the transactions contemplated by the News Agreement.

     In June 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts numerous defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary ASkyB, assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar intends to vigorously defend against the counterclaims. Discovery commenced on July 3, 1997 and depositions are currently being taken. The case has been set for trial commencing November 1998, but that date could be postponed.

     While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No items were submitted to a vote of security holders during the fourth quarter of 1997.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is quoted on the Nasdaq Stock Market under the symbol "DISH." The high and low closing sale prices of the Class A Common Stock during 1996 and 1997 on the Nasdaq Stock Market (as reported by Nasdaq) are set forth below:

1996                                                HIGH           LOW
----                                               -------        -------
First Quarter . . . . . . . . . . . . . . .        38 3/4         21 9/16
Second Quarter. . . . . . . . . . . . . . .        36             27 3/4
Third Quarter . . . . . . . . . . . . . . .        28 1/2         24
Fourth Quarter. . . . . . . . . . . . . . .        32 1/4         21 3/4

1997
----
First Quarter . . . . . . . . . . . . . . .        26 3/4         15
Second Quarter. . . . . . . . . . . . . . .        21 3/8         11 3/8
Third Quarter . . . . . . . . . . . . . . .        24 1/4         13 1/2
Fourth Quarter. . . . . . . . . . . . . . .        25 15/16       14 1/2


     As of March 13, 1998, there were approximately 1,836 holders of record of the EchoStar's Class A Common Stock, not including stockholders who beneficially own Class A Common Stock held in nominee or street name. As of March 13, 1998, all 29,804,401 outstanding shares of the Company's Class B Common Stock were held by Charles W. Ergen, EchoStar's Chief Executive Officer. There is currently no trading market for EchoStar's Class B Common Stock.

     EchoStar has never declared or paid any cash dividends on any class of its common stock and does not expect to declare dividends on its common stock in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of EchoStar, EchoStar's debt facilities, and other factors the Board of Directors considers appropriate. EchoStar currently intends to retain its earnings, if any, to support future growth and expansion. EchoStar's ability to declare dividends is affected by covenants in its debt facilities that prohibit it from declaring dividends and EchoStar's subsidiaries from transferring funds in the form of cash dividends, loans or advances to EchoStar. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data as of and for each of the five years ended December 31, 1997 have been derived from, and are qualified by reference to, EchoStar's, and its predecessor entities, Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with EchoStar's Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 1997, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                          YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------
                                     1993 (1)        1994           1995           1996             1997
                                    ---------      ---------      ---------      ----------      ---------
                                             (IN THOUSANDS, EXCEPT SUBSCRIBERS AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
REVENUE:
  DISH Network. . . . . . . . . .   $       -      $       -      $       -      $   60,132     $  344,250
  DTH equipment sales and
   integration services . . . . .           -              -         35,816          78,062         91,637
  Satellite services. . . . . . .           -              -              -           5,822         11,135
  C-band and other. . . . . . . .     211,563        179,313        112,704          54,885         30,396
                                    ---------      ---------      ---------      ----------     ----------
Total revenue                         211,563        179,313        148,520         198,901        477,418

COSTS AND EXPENSES:
  DISH Network operating expenses           -              -              -          42,456        193,274
  Cost of sales-DTH equipment and
   integration services . . . . .           -              -         30,404          76,384         61,992
  Cost of sales-C-band and other.     161,447        133,635         84,846          42,349         23,909
  Marketing expenses. . . . . . .       3,497          2,346          1,786          51,520        179,923
  General and administrative. . .      26,738         27,873         36,397          52,123         69,315
  Depreciation and amortization .       1,677          2,243          3,114          43,414        173,276
                                    ---------      ---------      ---------      ----------     ----------
Total costs and expenses. . . . .     193,359        166,097        156,547         308,246        701,689
                                    ---------      ---------      ---------      ----------     ----------
Operating income (loss) . . . . .   $  18,204      $  13,216      $(  8,027)     $ (109,345)    $ (224,271)
                                    ---------      ---------      ---------      ----------     ----------
                                    ---------      ---------      ---------      ----------     ----------
Net income (loss) . . . . . . . .   $  12,272      $      90      $ (11,486)     $ (100,986)    $ (312,825)
                                    ---------      ---------      ---------      ----------     ----------
                                    ---------      ---------      ---------      ----------     ----------
Net income (loss) attributable
 to common shares . . . . . . . .   $  12,272      $(    849)     $ (12,690)     $ (102,190)    $ (321,267)
                                    ---------      ---------      ---------      ----------     ----------
                                    ---------      ---------      ---------      ----------     ----------
Weighted-average common shares
 outstanding. . . . . . . . . . .      32,221         32,442         35,562          40,548         41,918
                                    ---------      ---------      ---------      ----------     ----------
                                    ---------      ---------      ---------      ----------     ----------
Basic and diluted earnings
 (loss) per share (2) . . . . . .   $    0.38      $(   0.03)     $(   0.36)     $(    2.52)    $ (   7.66)
                                    ---------      ---------      ---------      ----------     ----------
                                    ---------      ---------      ---------      ----------     ----------

OTHER DATA
  EBITDA (3). . . . . . . . . . .   $  19,881      $  15,459      $(  4,913)     $(  65,931)    $ ( 50,995)
                                    ---------      ---------      ---------      ----------     ----------
                                    ---------      ---------      ---------      ----------     ----------
  DISH Network subscribers. . . .           -              -              -         350,000      1,040,000
                                    ---------      ---------      ---------      ----------     ----------
                                    ---------      ---------      ---------      ----------     ----------

                                                             AS OF DECEMBER 31,
                                    -----------------------------------------------------------------------
                                      1993           1994           1995           1996             1997
                                    ---------      ---------      ---------      ----------      ----------
                                                               (IN THOUSANDS)
BALANCE SHEETS DATA
  Cash, cash equivalents and
   marketable investment
   securities (4) . . . . . . . .   $  27,232      $  48,544      $  37,424      $   58,038      $  420,514
  Total assets. . . . . . . . . .     106,476        472,492        623,091       1,141,380       1,805,646
  Long-term obligations
   (less current portion):
    1994 Notes. . . . . . . . . .           -        334,206        382,218         437,127          499,863
    1996 Notes. . . . . . . . . .           -              -              -         386,165          438,512
    1997 Notes. . . . . . . . . .           -              -              -               -          375,000
    Note payable to stockholder .      14,725              -              -               -                -
    Mortgages and other notes
     payable, net of current
     portion. . . . . . . . . . .       4,702          5,393         33,444          51,428           51,846
  Series B Preferred Stock. . . .           -              -              -               -          199,164
  Total stockholders' equity
   (deficit). . . . . . . . . . .      49,700        103,808        156,686          61,197         ( 88,961)

--------------

(1) Certain of EchoStar's subsidiaries operated under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable provisions of applicable state income tax laws, until December 31, 1993. The net income for 1993 presented above is net of pro forma income taxes of $7,846, determined as if EchoStar had been subject to corporate Federal and state income taxes for those years. Earnings per share has been calculated and presented on a pro forma basis as if the shares of EchoStar issued to reflect the December 31, 1993 reorganization were outstanding for the year ended December 31, 1993.

(2) The earnings (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share." For further discussion of earnings (loss) per share and the impact of FAS No. 128, see Note 2 to EchoStar's Consolidated Financial Statements.

(3) Earnings (loss) before interest, taxes, depreciation and amortization (including amortization of subscriber acquisition costs of $16 million and $122 million for the years ended December 31, 1996 and 1997, respectively) ("EBITDA") is a commonly used measure of performance in the telecommunications industry. However, EBITDA does not purport to represent cash used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(4)  Excludes restricted cash and marketable investment securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY ECHOSTAR OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF ECHOSTAR ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF ECHOSTAR TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE UNAVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE ECHOSTAR'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DBS, OTHER SATELLITE SYSTEM OPERATORS AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE INABILITY OF ECHOSTAR TO OBTAIN NECESSARY SHAREHOLDER AND BONDHOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS; THE INABILITY OF ECHOSTAR TO OBTAIN AND RETAIN NECESSARY AUTHORIZATIONS FROM THE FCC, THE OUTCOME OF ANY LITIGATION IN WHICH ECHOSTAR MAY BE INVOLVED; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN ECHOSTAR'S REPORTS FILED WITH THE SEC. IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

OVERVIEW

     The operations of EchoStar include three interrelated business units:
(i) the DISH Network; (ii) Technology; and (iii) Satellite Services. EchoStar's principal business strategy is to continue developing its subscription television service in the U.S. to provide consumers with a fully viable alternative to cable television service.

     KEY OPERATING AND FINANCIAL STATISTICS. As of December 31, 1997, EchoStar had approximately 1,040,000 DISH Network subscribers, compared to approximately 350,000 subscribers at December 31, 1996. During 1997, subscriber churn (which represents the number of subscriber disconnects during the period divided by the weighted-average number of subscribers during the period) approximated 1% per month. EchoStar's subscriber acquisition costs (deferred subscriber acquisition costs, subscriber promotion subsidies and acquisition marketing expenses) approximated $252 million in 1997.

     MARKETING PROMOTIONS. During 1996, in order to stimulate subscriber growth, EchoStar made a strategic decision to reduce the price charged to consumers for EchoStar Receiver Systems. Accordingly, beginning in August 1996, EchoStar began selling its EchoStar Receiver Systems below its manufactured cost (the "1996, Promotion"). The 1996 Promotion lowered the suggested retail price charged by independent retailers for a standard EchoStar Receiver System to $199 (as compared to the original average retail price prior to August 1996 of approximately $499), conditioned upon the consumer's prepaid one-year subscription to the DISH Network's America's Top 50 CD programming package for approximately $300. Total transaction proceeds to EchoStar, which were less than its aggregate costs (equipment, programming and other) for the initial prepaid subscription period, were initially deferred and recognized as revenue over the related prepaid subscription period (normally one year). During the period from August 1996 through May 1997, substantially all new subscriber activations resulted from the 1996 Promotion.

     During June 1997, EchoStar introduced the "1997 Promotion." The 1997 Promotion maintained the suggested retail price for a standard EchoStar Receiver System at $199, but eliminated the requirement for the coincident purchase of an extended subscription commitment. Net transaction costs associated with the 1997 Promotion are expensed as incurred (reported as a component of subscriber promotion subsidies) in the accompanying statements of operations. The majority of new subscriber activations have resulted from the 1997 Promotion since its introduction.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

     REVENUE. Total revenue in 1997 was $477 million, an increase of 140%, or $278 million, as compared to total revenue of $199 million in 1996. The increase in total revenue in 1997 was primarily attributable to the operation of the DISH Network during the entirety of 1997, combined with DISH Network subscriber growth. EchoStar expects this trend to continue as the number of DISH Network subscribers increases, and as EchoStar develops its Technology and Satellite Services businesses. Consistent with the increases in total revenue during 1997, EchoStar experienced a corresponding increase in trade accounts receivable at December 31, 1997.

     DISH Network subscription television services revenue totaled $299 million during 1997, an increase of $249 million compared to 1996. This increase was directly attributable to the operation of the DISH Network during the entirety of 1997, combined with the increase in the number of DISH Network subscribers. Average monthly revenue per subscriber approximated $39 during 1997 compared to approximately $36 in 1996. The increase in monthly revenue per subscriber was primarily due to additional channels added upon commencement of operations of EchoStar II. DISH Network subscription television services revenue consists primarily of revenue from basic, premium and pay-per-view subscription television services.

     Other DISH Network revenue totaled $45 million in 1997, an increase of $35 million compared to 1996. Other DISH Network revenue primarily consists of incremental revenues over advertised subscription rates realized from the 1996 Promotion, as well as installation revenue and loan origination and participation income. In 1997, EchoStar recognized incremental revenues related to the 1996 Promotion of approximately $40 million, an increase of $35 million over 1996. EchoStar expects incremental revenue related to the 1996 Promotion to decline at an accelerated rate in future periods and to cease during the third quarter of 1998.

     During 1997, DTH equipment sales and integration services totaled $92 million. EchoStar currently has agreements for the sale of digital satellite broadcasting equipment using EchoStar technology to two international DTH service operators. EchoStar realized revenues of $74 million related to these agreements during 1997. Of this amount, $59 million related to sales of digital set-top boxes and other DTH equipment while $15 million resulted from the provision of integration services (revenue from uplink center design, construction oversight, and other project integration services). DBS accessory sales totaled $11 million during 1997, an $8 million increase compared to 1996.

     While EchoStar continues to actively pursue other distribution and integration service opportunities, no assurance can be given that any such additional negotiations will be successful. EchoStar's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of the DBS operator in that country, which, in turn, depends on other factors, such as the level of consumer acceptance of DBS products and the intensity of competition for international subscription television subscribers. No assurance can be given regarding the level of expected future revenues which may be generated from EchoStar's alliances with foreign DTH operators.

     DTH equipment sales and integration services revenue totaled $78 million during 1996. These revenues consisted primarily of sales of EchoStar Receiver Systems and related accessories prior to the August 1996 nationwide rollout of the 1996 Promotion.

     Satellite services revenue totaled $11 million during 1997, an increase of $5 million, or 91%, compared to 1996. These revenues include, among other things, fees charged to content providers for signal carriage and revenues earned from business television (BTV) customers for the broadcast of organizationally specific programming. The increase in satellite services revenue was primarily attributable to an increase in the number of content providers, increased usage by EchoStar's BTV customers, and an entire year of operation in 1997.

     Other revenue totaled $30 million for 1997, a decrease of $25 million compared to $55 million in 1996. Other revenue principally related to domestic and international sales of C-band products and net domestic C-band programming revenues. This decrease resulted from the world-wide decrease in demand for C-band products and services. Effective January 1, 1998, EchoStar ceased operation of its C-band programming business.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $193 million during 1997, an increase of $151 million as compared to 1996. The increase in DISH Network operating expenses was primarily attributable to operation of the DISH Network during the entirety of 1997 and the increase in the number of DISH Network subscribers. Subscriber-related expenses totaled $144 million in 1997, an increase of $121 million compared to 1996. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 48% of subscription television services revenues, compared to 46% of subscription television services revenues during 1996. Satellite and transmission expenses are comprised primarily of costs associated with the operation of EchoStar's digital broadcast center, contracted satellite TT&C services, and costs of maintaining in-orbit insurance on EchoStar's DBS satellites. Satellite and transmission expenses increased $8 million in 1997 compared to 1996 primarily as a result of the operation of the DISH Network (including EchoStar II) during the entirety of 1997. Customer service center and other operating expenses consist primarily of costs incurred in the operation of EchoStar's DISH Network customer service center and expenses associated with subscriber equipment installation. Customer service center and other operating expenses totaled $35 million in 1997, an increase of $22 million as compared to 1996. The increase in customer service center and other operating expenses was directly attributable to the operation of the DISH Network during the entirety of 1997, combined with the increase in the number of DISH Network subscribers. EchoStar expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, EchoStar expects that such costs as a percentage of DISH Network revenue will decline.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales - DTH equipment and integration services totaled $62 million during 1997, a decrease of $14 million, or 19%, as compared to 1996. During 1997, cost of sales - DTH equipment and integration services principally represented costs associated with set-top boxes and related components sold to international DTH operators. For 1996, cost of sales - DTH equipment and integration services totaled $76 million and represented costs of EchoStar Receiver Systems sold prior to the August 1996 rollout of the 1996 Promotion.

     COST OF SALES - C-BAND AND OTHER. Cost of sales - C-band and other totaled $24 million during 1997, a decrease of $18 million compared to 1996. This decrease was consistent with the decrease in related revenues and resulted from the world-wide decrease in the demand for C-band products and services.

     MARKETING EXPENSES. Marketing expenses totaled $180 million for 1997, an increase of $128 million as compared to 1996. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies represent the excess of transaction costs over transaction proceeds at the time of sale of EchoStar Receiver Systems. These costs totaled $145 million during 1997, an increase of $111 million over 1996. This increase resulted from the commencement of the 1997 Promotion and the increase in the number of EchoStar Receiver Systems sold during 1997. Advertising and other expenses increased $17 million to $35 million during 1997 as a result of increased marketing activity and operation of the DISH Network during the entirety of 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $69 million for 1997, an increase of $17 million as compared to 1996. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 15% during 1997 as compared to 26% during 1996. EchoStar expects that its G&A expenses as a percent of total revenue may continue to decrease in future periods.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA was negative $51 million for 1997, as compared to negative EBITDA of $66 million for 1996. This improvement in EBITDA resulted from the factors affecting revenue and expenses discussed above. EchoStar believes that EBITDA results will continue to improve in future periods as the number of DISH Network subscribers increases. In the event that new subscriber activations exceed expectations, EchoStar's EBITDA results may be negatively impacted in the near-term because subscriber acquisition costs are expensed upon shipment of EchoStar Receiver Systems.


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for 1997 (including amortization of subscriber acquisition costs of $122 million) aggregated $173 million in 1997, an increase of $130 million, as compared to 1996. The increase in depreciation and amortization expenses principally resulted from amortization of subscriber acquisition costs (increase of $106 million) and depreciation of EchoStar II (placed in service during the fourth quarter of 1996).

     OTHER INCOME AND EXPENSE. Other expense, net totaled $88 million during 1997, an increase of $42 million as compared to 1996. The 1997 increase in other expense resulted primarily from interest expense associated with the 1997 Notes (as defined), which were issued in June 1997, and increases in interest expense associated with EchoStar's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and its 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes") due to higher accreted balances thereon. These increases in interest expense were partially offset by increases in capitalized interest. Capitalized interest (primarily related to satellite construction) totaled $43 million during 1997, compared to $32 million during 1996.

     INCOME TAX BENEFIT. The $55 million decrease in the income tax benefit during 1997 principally resulted from EchoStar's decision to increase its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of these assets is dependent on EchoStar generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. EchoStar's net deferred tax assets ($67 million at each of December 31, 1996 and 1997) principally relate to temporary differences for amortization of original issue discount on the 1994 Notes and 1996 Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the magnitude of its valuation allowance may change.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995.

     REVENUE. Total revenue for 1996 was $199 million, an increase of $50 million as compared to total revenue during 1995 of $149 million. This increase resulted from the introduction of the DISH Network and was partially offset by decreased sales of domestic and international C-band equipment and decreased C-band programming revenues.

     The DISH Network commenced operation in March 1996. During 1996, DISH Network subscription television services revenues totaled $50 million and Other DISH Network revenue approximated $10 million, of which approximately $5 million related to incremental revenue realized on sales made pursuant to the 1996 Promotion.

     During 1996, DTH equipment sales and integration services revenues principally resulted from sales of EchoStar Receiver Systems and related accessories prior to the August 1996 nationwide rollout of the 1996 Promotion. DTH equipment sales and integration services revenue for 1996 totaled $78 million, an increase of $42 million over 1995 revenues of $36 million. During 1995, DTH equipment sales and integration services revenue primarily related to sales of a competitor's DBS satellite receivers and related accessories ("Competitor DBS Receivers"). All Competitor DBS Receivers were manufactured and supplied by a third-party manufacturer.

     C-band and other revenue totaled $55 million for 1996, a decrease of $58 million compared to $113 million in 1995. Other revenue principally related to domestic and international sales of C-band products and net domestic C-band programming revenues. This decrease resulted from the world-wide decrease in demand for C-band products and services.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $42 million for 1996 and represented 86% of subscription television services revenue.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. For 1996, cost of sales - DTH equipment and integration services totaled $76 million and represented costs of EchoStar Receiver Systems sold prior to the August 1996 rollout of the 1996 Promotion. For 1995, cost of sales - DTH equipment and integration services totaled $30 million and primarily represented costs of sales associated with Competitor DBS Receivers.

     COST OF SALES - C-BAND AND OTHER. Cost of sales - C-band and other totaled $42 million during 1996, a decrease of $42 million compared to 1995. This decrease was consistent with the decrease in related revenues and resulted from the decline in the world-wide demand for C-band products and services.

     MARKETING EXPENSES. Marketing expenses totaled $52 million for 1996, an increase of $50 million as compared to $2 million in 1995. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. These costs totaled $34 million in 1996. During 1996, advertising and other expenses totaled $18 million, an increase of $16 million compared to 1995, as a result of increased marketing activity associated with the introduction of the DISH Network.

     GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses totaled $52 million during 1996, an increase of $16 million as compared to $36 million in 1995. The increase in G&A expenses was principally attributable to increased personnel expenses to support the introduction and growth of the DISH Network.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA was negative $66 million for 1996 as compared to negative EBITDA of $5 million during 1995. This deterioration in EBITDA resulted from the introduction of the DISH Network in March 1996, combined with the decrease in C-band revenues discussed above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for 1996 (including amortization of subscriber acquisition costs of $16 million) aggregated $43 million, an increase of $40 million, as compared to $3 million in 1995. The increase in depreciation and amortization expenses principally resulted from amortization of subscriber acquisition costs and depreciation of EchoStar I and EchoStar II.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $46 million for 1996, an increase of $37 million, as compared to $9 million in 1995. The increase in other expense resulted primarily from interest expense associated with the 1996 Notes, which were issued in March 1996, and increases in interest expenses associated with the 1994 Notes (resulting from a higher accreted balance thereon). These increases in interest expense were partially offset by increases in capitalized interest. Capitalized interest (principally attributable to satellite construction) totaled $32 million during 1996, compared to $26 million during 1995.

     INCOME TAX BENEFIT. The increase in the income tax benefit of $49 million principally resulted from the increase in the net loss during 1996.

LIQUIDITY AND CAPITAL RESOURCES

     EchoStar's working capital and capital expenditure requirements were substantial during the three-year period ended December 31, 1997. Such expenditures principally related to the ongoing development of the EchoStar DBS System and the related commercial introduction of DISH Network service in March 1996. Capital expenditures, including expenditures for satellite systems under construction, totaled $134 million, $222 million and $232 million during 1995, 1996 and 1997, respectively.

     During 1995 and 1996, net cash flows used in operations totaled $20 million and $27 million, respectively. During 1997, net cash flows provided by operations totaled $43,000. EchoStar expects that its future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances and from cash generated from operations. EchoStar's ability to generate positive future operating and net cash flows is dependent upon its ability to continue to rapidly expand its DISH Network subscriber base and its ability to grow its Technology and Satellite Services businesses. There can be no assurance that EchoStar will be successful in achieving its goals. The amount of capital required to fund EchoStar's 1998 working capital and capital expenditure needs will vary dependent upon the level of success EchoStar experiences relative to its goals. EchoStar's working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant launch delays or failures, or in the event of a general economic downturn, among other factors.

     During 1995 and 1996, EchoStar's capital expenditure and working capital requirements were funded principally from the proceeds of three offerings.
In June 1994, EchoStar consummated an offering (the "1994 Notes Offering") of 624,000 units consisting of $624 million principal amount at stated maturity of 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and 3,744,000 Warrants (representing 2,808,000 shares of EchoStar Class A Common Stock). The 1994 Notes Offering resulted in net proceeds of approximately $323 million. In June 1995, ECC completed an initial public offering (the "IPO") of 4 million shares of its Class A Common Stock, resulting in net proceeds of approximately $63 million. During March 1996, EchoStar Satellite Broadcasting

Corporation ("ESBC"), a wholly-owned subsidiary of EchoStar, consummated an offering (the "1996 Notes Offering") of $580 million principal amount at stated maturity of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), resulting in aggregate net proceeds of approximately $337 million. As of December 31, 1997, substantially all of the proceeds of the 1994 Notes Offering, the IPO and the 1996 Notes Offering had been used to fund the construction and development of the EchoStar DBS System.

     During 1997, EchoStar consummated four additional offerings (the "1997 Offerings") which, combined, resulted in net proceeds of $715 million. The 1997 Offerings were completed in anticipation of EchoStar's substantial future working capital, capital expenditure and debt service requirements. EchoStar currently intends to use the majority of the net proceeds from the 1997 Offerings for the acquisition of DISH Network subscribers, the construction, launch and insurance of EchoStar IV, and other general corporate purposes, including working capital.

     On June 25, 1997, EchoStar DBS Corporation ("DBS Corp"), a wholly-owned subsidiary of EchoStar, consummated an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes Offering resulted in net proceeds of $363 million (after payment of underwriting discounts and other issuance costs aggregating $12 million). Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, with the first interest payment due January 1, 1998. Of the net proceeds from the 1997 Notes Offering, $109 million were placed in an escrow account (the "Interest Escrow") to fund semi-annual interest payments through January 1, 2000. Additionally, $112 million of the net proceeds of the 1997 Notes Offering were placed in a separate escrow account (the "Satellite Escrow") to fund the construction, launch and insurance of EchoStar IV. The 1997 Notes mature on July 1, 2002.

     On October 2, 1997, EchoStar consummated an offering (the "Series B Preferred Offering") of 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004, par value $0.01 per share (including any additional shares of such stock issued from time to time in lieu of cash dividends, the "Series B Preferred Stock"). The Series B Preferred Offering resulted in net proceeds to EchoStar of $193 million. Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share. Dividends on the Series B Preferred Stock are payable quarterly in arrears, commencing on January 1, 1998. EchoStar may, at its option, pay dividends in cash or by issuing additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. EchoStar currently intends to satisfy its dividend obligations on the Series B Preferred Stock by issuing additional shares of Series B Preferred Stock. Prior to making any cash dividend payments, EchoStar would need to satisfy certain financial ratios as defined by certain of its indentures. As of December 31, 1997, EchoStar does not meet such financial ratios nor can there be any assurance that it will meet those financial ratios in the future. See "-AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR."

     On November 4, 1997, EchoStar consummated an offering (the "Series C Preferred Offering") of 2.3 million shares of 6 3/4% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred Offering, after exercise by the underwriters of their 15% over-allotment option, resulted in net proceeds to EchoStar of $97 million. Simultaneously with the closing of the Series C Preferred Offering, the purchasers of the Series C Preferred Stock placed $15 million into an account (the "Deposit Account"). The Deposit Account will provide a quarterly cash payment of approximately $0.844 per share of Series C Preferred Stock (the "Quarterly Return Amount") commencing February 1, 1998 and continuing until November 1, 1999. After that date, dividends on the Series C Preferred Stock will begin to accrue. EchoStar may, prior to the date on which any Quarterly Return Amount would otherwise be payable, deliver a notice instructing the deposit agent: (i) to purchase from EchoStar, for transfer to each holder of Series C Preferred Stock, in lieu of the Quarterly Return Amount, that number of whole shares of Class A Common Stock determined by dividing the Quarterly Return Amount by 95% of the market value of the Class A Common Stock as of the date of such notice; or (ii) defer delivery of the Quarterly Return Amount to holders of Series C Preferred Stock on such quarterly payment date until the next quarterly payment date or any subsequent payment date. However, no later than November 1, 1999 (the "Deposit Expiration Date"), any amounts remaining in the Deposit Account, as of such date, including amounts which have previously been deferred, will be: (i) paid to the holders of Series C Preferred Stock; or (ii) at EchoStar's option, used to purchase from EchoStar for delivery to each holder of Series C Preferred Stock that number of whole shares of Class A Common Stock determined by dividing the balance remaining in the Deposit Account by 95% of the market value of the shares of Class A Common Stock as of the date of EchoStar's notice. See "-AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR."

     Also on November 4, 1997, EchoStar consummated an offering of 3.4 million shares of its Class A Common Stock (the "Common Stock Offering"), including the exercise of a portion of the underwriters' over-allotment option in December 1997. The Common Stock Offering resulted in net proceeds to EchoStar of $63 million.

     In addition to its DBS business plan, EchoStar has applications pending with the FCC for a two satellite FSS Ku-band satellite system, a two satellite FSS Ka-band satellite system, a two satellite extended Ku-band satellite system and a six satellite low earth orbit ("LEO") satellite system. EchoStar would need to raise additional capital for the foregoing purposes. Further, there may be a number of factors, some of which are beyond EchoStar's control or ability to predict, that could require EchoStar to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. There can be no assurance that additional debt, equity or other financing, if required, will be available on terms acceptable to EchoStar, or at all.

SUBSCRIBER ACQUISITION COSTS

     As previously described, EchoStar subsidizes the cost of EchoStar Receiver Systems in order to stimulate DISH Network subscriber growth. Consequently, EchoStar's subscriber acquisition costs are significant. During 1997, EchoStar's aggregate subscriber acquisition costs (deferred subscriber acquisition costs, subscriber promotion subsidies and acquisition marketing expenses) approximated $330 per new subscriber activation. While there can be no assurance, EchoStar expects that its subscriber acquisition costs may decrease during 1998 (to less than $300 per new subscriber activation), principally as expected reductions in the cost of EchoStar Receiver Systems are realized. In the event that competition for new subscription television subscribers intensifies, or as a result of other factors (competitive or otherwise), EchoStar's subscriber acquisition costs may increase. To the extent that such costs materially increase, EchoStar may be required to obtain additional debt, equity or other financing. There can be no assurance that additional debt, equity or other financing, if required, will be available on terms acceptable to EchoStar, or at all.


FUTURE CAPITAL REQUIREMENTS

     During 1998 EchoStar anticipates that it will expend $68 million to construct, launch and support EchoStar IV, which is expected to be launched during the Spring of 1998. These expenditures are expected to be funded from the Satellite Escrow. Capital expenditures related to EchoStar IV may increase in the event of delays, cost overruns, increased costs associated with certain potential change orders under EchoStar's satellite or launch contracts, or a change in launch provider. Additionally, in January 1998, EchoStar began making the required semi-annual interest payments of $23 million on the 1997 Notes. The first five such semi-annual interest payments will be funded from the Interest Escrow.

     As of December 31, 1997, EchoStar had approximately $1.4 billion of outstanding long-term debt. Interest on the 1994 Notes and the 1996 Notes accretes, but currently is not payable in cash. Semi-annual cash interest payments associated with the 1994 Notes commence December 1, 1999 and will approximate $40 million. The 1994 Notes Indenture requires principal reductions of $156 million on each of June 1, 2002 and 2003. These principal reductions will result in decreases in semi-annual cash interest payments to $30 million and $20 million, effective December 1, 2002 and December 1, 2003, respectively. Semi-annual cash interest payments of $38 million associated with the 1996 Notes commence on September 15, 2000. The 1996 Notes mature in full on March 15, 2005. The 1997 Notes require semi-annual interest payments of $23 million in January and July of each year, commencing January 1, 1998. Interest payments through January 1, 2000 will be funded from the Interest Escrow. The 1997 Notes mature July 1, 2002. EchoStar utilized $78 million of satellite vendor financing for EchoStar I, EchoStar II and EchoStar III. As of December 31, 1997, approximately $60 million of such satellite vendor financing was outstanding. The satellite vendor financing bears interest at 8.25% and is payable in equal monthly installments over five years following launch of the respective satellites. Satellite vendor financing of $13 million is expected to be used for EchoStar IV. The terms of the EchoStar IV satellite vendor financing are expected to be similar to that associated with the other satellite vendor financing.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

     Since all of EchoStar's, DBS Corp's, ESBC's and Dish, Ltd.'s operations are conducted through subsidiaries, the cash flow of EchoStar, DBS Corp, ESBC and Dish, Ltd., and their ability to service debt, including the 1994 Notes, the 1996 Notes and the 1997 Notes are dependent upon the earnings of their respective subsidiaries and, in general, the payment of funds by such subsidiaries to Dish, Ltd., by the payment of funds by Dish, Ltd. to ESBC, by the payment of funds by ESBC to DBS Corp, and by the payment of funds by DBS Corp to EchoStar in the form of loans, dividends or other payments.

     The cash flow generated by subsidiaries of Dish, Ltd. will only be available if and to the extent that Dish, Ltd. is able to make such cash available to ESBC in the form of dividends, loans or other payments. The indentures related to the 1994 Notes, 1996 Notes and the 1997 Notes impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. The 1994 Notes Indenture contains restrictive covenants that, among other things, impose limitations on Dish, Ltd. and its subsidiaries with respect to their ability to: (i) incur additional indebtedness;
(ii) issue preferred stock; (iii) sell assets; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to Dish, Ltd.'s subsidiaries; (vi) merge, consolidate or sell substantially all of its assets; and (vii) enter into transactions with affiliates. In addition, Dish, Ltd. may pay dividends on its equity securities only if (1) no default exists under the 1994 Notes Indenture; and (2) after giving effect to such dividends, Dish, Ltd.'s ratio of total indebtedness to cash flow (calculated in accordance with the 1994 Notes Indenture) would not exceed 4.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of Dish, Ltd.'s consolidated net income (less 100% of consolidated net losses) from April 1, 1994, plus 100% of the aggregate net proceeds to Dish, Ltd. from the sale and issuance of certain equity interests of Dish, Ltd. (including common stock).

     The 1996 Notes Indenture contains restrictive covenants that, among other things, impose limitations on ESBC with respect to its ability to:
(i) incur additional indebtedness; (ii) issue preferred stock; (iii) sell assets and apply the proceeds thereof; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to ESBC's subsidiaries; (vi) merge, consolidate or sell substantially all of its assets; and (vii) enter into transactions with affiliates. The 1996 Notes Indenture permits ESBC to pay dividends and make other distributions to DBS
Corp without restrictions.

     The indenture related to the 1997 Notes (the "1997 Notes Indenture") and the Certificate of Designation for the Series B Preferred Stock (as defined, see Note 7) contain restrictive covenants that, among other things, impose limitations on the ability of DBS Corp to: (i) incur additional indebtedness;
(ii) issue preferred stock; (iii) apply the proceeds of certain asset sales;
(iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to DBS Corp's subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, DBS Corp may pay dividends on its equity securities only if: (1) no default shall have occurred or is continuing under the 1997 Notes Indenture; and (2) after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), DBS Corps's ratio of total indebtedness to cash flow (calculated in accordance with the 1997 Notes Indenture) would not exceed 6.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the 1997 Notes Indenture) minus 150% of consolidated interest expense of DBS Corp (calculated in accordance with the 1997 Notes Indenture), in each case from July 1, 1997 plus an amount equal to 100% of the aggregate net cash proceeds received by DBS Corp and its subsidiaries from the issuance or sale of certain equity interests of DBS Corp or EchoStar.

     The Series B Preferred Stock is exchangeable, at the option of EchoStar, into 12 1/8% Senior Exchange Notes due 2004 (the "Senior Exchange Notes"). The indenture issuable upon the exchange of the Series B Preferred Stock for the Senior Exchange Notes (the "Exchange Indenture") contains restrictive covenants which are substantially identical to the covenants contained in the 1997 Notes Indenture, including the entity to which the covenants apply. The Certificate of Designation associated with the Series B Preferred Stock also restricts the ability of DBS Corp and its subsidiaries to (i) make restricted payments, (ii) incur certain indebtedness or issue certain equity interests,
(iii) create payment restrictions affecting subsidiaries, (iv) engage in transactions with affiliates or (v) engage in certain asset sales. A majority of the covenants contained in the Certificate of Designation associated with the Series B Preferred Stock and the indenture related to the Senior Exchange Notes are applicable solely to DBS Corp and its subsidiaries and do not impose restrictions or limitations on EchoStar or any of EchoStar's subsidiaries which are not also subsidiaries of DBS Corp.

     If cash generated from EchoStar's operations is not sufficient to meet the debt service requirements of the 1994 Notes, the 1996 Notes and the 1997 Notes, EchoStar would be required to obtain cash from other financing sources. There can be no assurance that such financing would be available on terms acceptable to EchoStar, or if available, that the proceeds of such financing would be sufficient to enable EchoStar to meet all of its obligations.

IMPACT OF YEAR 2000 ISSUE

     EchoStar has assessed and continues to assess the impact of the Year
2000 Issue on its computer systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. Thus, as the century date approaches, date sensitive systems may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the Year 2000 may cause computer systems to process critical financial and operational information incorrectly.

     EchoStar presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. EchoStar is utilizing both internal and external resources to identify, correct or reprogram, and test all affected systems for Year 2000 compliance. The Company has also initiated formal communications with all of its significant suppliers to determine the extent to which EchoStar is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. EchoStar believes its costs to successfully mitigate the Year 2000 Issue will not be material.

     If EchoStar's remediation plan is not successful or is not completed in a timely manner, the Year 2000 Issue could significantly disrupt EchoStar's ability to transact business with its customers and suppliers, and could have a material impact on its operations. In addition, there can be no assurance that the systems of other companies with which EchoStar's systems interact also will be timely converted, or that any such failure to convert by another company would not have an adverse effect on EchoStar's systems.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") which establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders and for related disclosures about products and services, geographic areas, and major customers. FAS No. 130 and FAS No. 131 are effective for financial statements for periods beginning after December 15, 1997. The adoption of FAS No. 130 and FAS No. 131 may require additional disclosure in EchoStar's financial statements.

INFLATION

     Inflation has not materially affected EchoStar's operations during the past three years. EchoStar believes that its ability to increase the prices charged for its products and services in future periods will depend primarily on competitive pressures. EchoStar does not have any material backlog of its products.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          EchoStar's Consolidated Financial Statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the identity and business experience of the directors of EchoStar is set forth in EchoStar's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1998, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

     The information required by this Item with respect to the identity and business experience of EchoStar's executive officers is set forth on page 24 of this Report under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth in EchoStar's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1998, under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in EchoStar's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1998, under the captions "Election of Directors" and "Equity Security Ownership," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in EchoStar's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1998, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

          (1) FINANCIAL STATEMENTS                                          PAGE

              Report of Independent Public Accountants...................    F-2
              Consolidated Balance Sheets at December 31, 1996 and 1997.. F-3 Consolidated Statements of Operations for the years ended
               December 31, 1995, 1996 and 1997..........................    F-4
              Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 31, 1995, 1996 and 1997......    F-5
              Consolidated Statements of Cash Flows for the years ended
               December 31, 1995, 1996 and 1997..........................    F-6
              Notes to Consolidated Financial Statements.................    F-7

          (2) FINANCIAL STATEMENT SCHEDULES

              None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

          (3) EXHIBITS

 2.1* Amended and Restated Agreement for Exchange of Stock and Merger, dated as of May 31, 1995, by and among EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), Charles W. Ergen and Dish, Ltd. (formerly EchoStar Communications Corporation, a Nevada corporation formed in December 1993) ("Dish") (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 2.2* Plan and Agreement of Merger made as of December 21, 1995 by and among EchoStar, Direct Broadcasting Satellite Corporation, a Colorado Corporation ("MergerCo") and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-03584).

 2.3* Merger Trigger Agreement entered into as of December 21, 1995 by and among EchoStar, MergerCo and DBSC (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-03584).

 3.1(a)* Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 3.1(b)* Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 3.2(a)* Articles of Incorporation of EchoStar Satellite Broadcasting Corporation (formerly EchoStar Bridge Corporation, a Colorado corporation) ("ESBC") (incorporated by reference to Exhibit 3.1(e) to the Registration Statement on Form S-1 of ESBC, Registration No. 333-3980).

 3.2(b)* Bylaws of ESBC (incorporated by reference to Exhibit 3.1(f) to the Registration Statement on Form S-1 of ESBC, Registration No. 333-3980).

 3.3(a)* Amended and Restated Articles of Incorporation of Dish (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 3.3(b)* Bylaws of Dish (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 3.4(a)* Articles of Incorporation of EchoStar DBS Corporation, a Colorado corporation ("DBS Corp.") (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

 3.4(b)* Bylaws of DBS Corp. (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

 4.1* Indenture of Trust between Dish and First Trust National Association ("First Trust"), as Trustee (incorporated by reference to Exhibit
          4.1 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.2* Warrant Agreement between EchoStar and First Trust, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.3* Security Agreement in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.4* Escrow and Disbursement Agreement between Dish and First Trust (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.5* Pledge Agreement in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.6* Intercreditor Agreement among First Trust, Continental Bank, N.A. and Martin Marietta Corporation ("Martin Marietta") (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 4.7* Series A Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 4.8* Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 4.9* Indenture of Trust between ESBC and First Trust, as Trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

 4.10* Security Agreement of ESBC in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 hereto (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

 4.11* Escrow and Disbursement Agreement between ESBC and First Trust (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

 4.12* Pledge Agreement of ESBC in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 hereto (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

 4.13* Pledge Agreement of EchoStar in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 hereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

 4.14* Registration Rights Agreement by and between ESBC, EchoStar, Dish, MergerCo and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

 4.15* Registration Rights Agreement, dated as of June 25, 1997, by and among DBS Corp., EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), EchoStar Satellite Broadcasting Corporation, a Colorado corporation, Dish, Ltd. (formerly EchoStar Communications Corporation, a Nevada corporation formed in December 1993), Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Lehman Brothers Inc. ("Lehman Brothers") (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

 4.16* Indenture of Trust, dated as of June 25, 1997, between DBS Corp. and First Trust National Association ("First Trust"), as Trustee (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

 4.17* 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock Certificate of Correction for the Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

 4.18* Registration Rights Agreement, dated as of October 2, 1997, by and among EchoStar, DLJ and Lehman Brothers (incorporated by reference to Exhibit 4.18 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

 4.19* 6 3/4% Series C Cumulative Convertible Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit
          4.19 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

 4.20* Form of Deposit Agreement between EchoStar and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4.20 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

 4.21(a)* Form of Underwriting Agreement for 6 3/4% Series C Cumulative
          Convertible Preferred Stock by and between EchoStar, DLJ and Lehman Brothers (incorporated by reference to Exhibit 1.1 to Amendment No.
          1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

 4.21(b)* Form of Underwriting Agreement for Class A Common Stock by and between EchoStar, DLJ, BT Alex. Brown Incorporated and Unterberg Harris (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

 4.22* Form of Indenture for EchoStar's 12 1/8% Senior Exchange Notes due 2004 (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended September 30, 1997, Commission File No. 0-26176).

 10.1(a)* Satellite Construction Contract, dated as of February 6, 1990, between EchoStar Satellite Corporation ("ESC") and Martin Marietta as successor to General Electric EchoStar, Astro-Space Division ("General Electric") (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.1(b)* First Amendment to the Satellite Construction Contract, dated as of
          October 2, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(b) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.1(c)* Second Amendment to the Satellite Construction Contract, dated as of
          October 30, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.1(d)* Third Amendment to the Satellite Construction Contract, dated as of
          April 1, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(d) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.1(e)* Fourth Amendment to the Satellite Construction Contract, dated as of
          August 19, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(e) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.1(f)* Form of Fifth Amendment to the Satellite Construction Contract, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(f) to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

 10.1(g)* Sixth Amendment to the Satellite Construction Contract, dated as of
          June 7, 1994, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(g) to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

 10.1(h)* Eighth Amendment to the Satellite Construction Contract, dated as of
          July 18, 1996, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(h) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

 10.2* Master Purchase and License Agreement, dated as of August 12, 1986, between Houston Tracker Systems, Inc. ("HTS") and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.3* Master Purchase and License Agreement, dated as of June 18, 1986, between Echosphere Corporation and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.4* Merchandising Financing Agreement, dated as of June 29, 1989, between Echo Acceptance Corporation and Household Retail Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.5* Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450)**

 10.6* Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

 10.7* Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

 10.8*    Dish 1994 Stock Incentive Plan (incorporated by reference to Exhibit
          10.11 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).**

 10.9* Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

 10.10* Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File No. 33-81234).

 10.11* Manufacturing Agreement dated as of April 14, 1995 by and between ESC and Sagem Group (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 10.12* Statement of Work, dated January 31, 1995 from ESC to DiviCom, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 10.13* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Space Corporation and Lockheed-Khrunichev-Energia International, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

 10.14*   EchoStar 1995 Stock Incentive Plan (incorporated by reference to
          Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276)**

10.15(a)* Eighth Amendment to Satellite Construction Contract, dated as of
          February 1, 1994, between DirectSat Corporation and Martin Marietta (incorporated by reference to Exhibit 10.17(a) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

10.15(b)* Ninth Amendment to Satellite Construction Contract, dated as of
          February 1, 1994, between DirectSat Corporation and Martin Marietta (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4 of EchoStar, Registration No. 333-03584).

10.15(c)* Tenth Amendment to Satellite Construction Contract, dated as of July
          18, 1996, between DirectSat Corporation and Martin Marietta (incorporated by reference to Exhibit 10.17(b) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

 10.16* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to
          Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

 10.17* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of EchoStar, Registration No. 333-03584).

 10.18* Right and License Agreement by and among HTS and Asia Broadcasting and Communications Network, Ltd., dated December 19, 1996 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission file No. 0-26176).

 10.19* Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

 10.20* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Bro adcasting Corporation, a Delaware corporation ("DBSC") and Martin Marrieta Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

 10.21* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

 10.22* Contract for Launch Services, dated April 5, 1996, between Lockheed Martin Commercial Launch Services, Inc. and EchoStar Space Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

 21+      Subsidiaries of EchoStar Communications Corporation.

 24.1+ Powers of Attorney authorizing signature of R. Scott Zimmer, James DeFranco, Alan M. Angelich and Raymond L. Friedlob.

 27+      Financial Data Schedule.


*   Incorporated by reference.
**  Constitutes a management contract or compensatory plan or arrangement.
+   Filed herewith



     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ECHOSTAR COMMUNICATIONS CORPORATION

                     By:  /s/ STEVEN B. SCHAVER
                        -----------------------------------------------------
                          Steven B. Schaver
                          Chief Operating Officer and Chief Financial Officer

Date:  March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

SIGNATURE                 TITLE                                   DATE
---------                 -----                                   ----

/s/ CHARLES W. ERGEN      Chief Executive Officer and Director    March 20, 1998
------------------------  (PRINCIPAL EXECUTIVE OFFICER)
Charles W. Ergen


/s/ STEVEN B. SCHAVER     Chief Operating Officer and             March 20, 1998
------------------------  Chief Financial Officer
Steven B. Schaver         (PRINCIPAL FINANCIAL OFFICER)


/s/ JOHN R. HAGER         Treasurer and Controller                March 20, 1998
------------------------  (PRINCIPAL ACCOUNTING OFFICER)
John R. Hager


  *                       Director                                March 20, 1998
------------------------
James DeFranco


  *                       Director                                March 20, 1998
------------------------
R. Scott Zimmer


  *                       Director                                March 20, 1998
------------------------
Alan M. Angelich


  *                       Director                               March 20, 1998
------------------------
Raymond L. Friedlob


*By: /s/ DAVID K. MOSKOWITZ
    ------------------------------
         David K. Moskowitz
         Attorney-in-Fact


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Public Accountants                                 F-2
  Consolidated Balance Sheets at December 31, 1996 and 1997                F-3
  Consolidated Statements of Operations for the years ended
   December 31, 1995, 1996 and 1997                                        F-4
  Consolidated Statements of Changes in Stockholders' Equity for
   the years ended December 31, 1995, 1996 and 1997                        F-5
  Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1996 and 1997                                        F-6
  Notes to Consolidated Financial Statements                               F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EchoStar Communications Corporation:

     We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation (a Nevada corporation) and subsidiaries, as described in Note 1, as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP


Denver, Colorado,
February 27, 1998.

                      ECHOSTAR COMMUNICATIONS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                                 DECEMBER 31,
                                                          -------------------------
                                                              1996           1997
                                                          -------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                $  39,231     $  145,207
  Marketable investment securities                            18,807        275,307
  Trade accounts receivable, net of allowance for
    uncollectible accounts of $1,494 and $1,347,
    respectively                                              13,516         66,074
  Inventories                                                 72,767         22,993
  Subscriber acquisition costs, net                           68,129         18,869
  Other current assets                                        23,186         15,655
                                                          -------------------------
Total current assets                                         235,636        544,105
Restricted Cash and Marketable Investment Securities:
  1996 Notes escrow                                           47,491              -
  Satellite escrow                                                 -         73,233
  Interest escrow                                                  -        112,284
  Other                                                       31,800          2,245
                                                          -------------------------
Total restricted cash and marketable investment securities    79,291        187,762
Property and equipment, net                                  590,621        874,859
FCC authorizations, net                                       72,667         99,388
Other noncurrent assets                                      163,165         99,532
                                                          -------------------------
       Total assets                                       $1,141,380     $1,805,646
                                                          -------------------------
                                                          -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Trade accounts payable                                  $   40,819     $   67,701
  Deferred revenue                                           104,095        122,707
  Accrued expenses                                            42,063        102,287
  Current portion of long-term debt                           11,334         17,885
                                                          -------------------------
Total current liabilities                                    198,311        310,580

Long-term obligations, net of current portion:
  1994 Notes                                                 437,127        499,863
  1996 Notes                                                 386,165        438,512
  1997 Notes                                                       -        375,000
  Mortgages and other notes payable, net of current
    portion                                                   51,428         51,846
  Long-term deferred satellite services revenue and
    other long-term liabilities                                7,152         19,642
                                                          -------------------------
Total long-term obligations, net of current portion          881,872      1,384,863
                                                          -------------------------
       Total liabilities                                   1,080,183      1,695,443

12 1/8% Series B Senior Redeemable Exchangeable
  Preferred Stock, $.01 par value, none and 900,000
  shares authorized, respectively;  none and 200,000
  shares issued and outstanding, respectively;  subject
  to mandatory redemption on July 1, 2004 at a price of
  $1,000 per share plus all accumulated and unpaid
  dividends                                                        -        199,164

Commitments and Contingencies (Note 12)

Stockholders' Equity (Deficit):
  Preferred Stock (Note 8)                                    18,399        121,132
  Class A Common Stock, $.01 par value, 200,000,000
    shares authorized, 11,115,582 and 15,005,670
    shares issued and outstanding, respectively                  111            150
  Class B Common Stock, $.01 par value, 100,000,000
    shares authorized, 29,804,401 shares issued and
    outstanding                                                  298            298
  Class C Common Stock, $.01 par value, 100,000,000
    shares authorized, none outstanding                            -              -
  Common Stock Warrants                                           16             12
  Additional paid-in capital                                 158,113        226,462
  Unrealized holding losses on available-for-sale
    securities, net of deferred taxes                            (11)           (19)
  Accumulated deficit                                       (115,729)      (436,996)
                                                          -------------------------
Total stockholders' equity (deficit)                          61,197        (88,961)
                                                          -------------------------
      Total liabilities and stockholders' equity
        (deficit)                                         $1,141,380     $1,805,646
                                                          -------------------------
                                                          -------------------------

           See accompanying Notes to Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)

                                                                 YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1995          1996            1997
                                                         --------------------------------------
REVENUE:
  DISH Network:
    Subscription television services                     $      -      $  49,650      $ 298,883
    Other                                                       -         10,482         45,367
                                                         --------------------------------------
  Total DISH Network                                            -         60,132        344,250
  DTH equipment sales and integration services             35,816         78,062         91,637
  Satellite services                                            -          5,822         11,135
  C-band and other                                        112,704         54,885         30,396
                                                         --------------------------------------
Total revenue                                             148,520        198,901        477,418

COSTS AND EXPENSES:
  DISH Network Operating Expenses:
    Subscriber-related expenses                                 -         22,840        143,574
    Customer service center and other                           -         13,043         35,137
    Satellite and transmission                                  -          6,573         14,563
                                                         --------------------------------------
  Total DISH Network operating expenses                         -         42,456        193,274
  Cost of sales - DTH equipment and integration services   30,404         76,384         61,992
  Cost of sales - C-band and other                         84,846         42,349         23,909
  Marketing:
    Subscriber promotion subsidies                              -         33,591        145,061
    Advertising and other                                   1,786         17,929         34,862
                                                         --------------------------------------
  Total marketing expenses                                  1,786         51,520        179,923
  General and administrative                               36,397         52,123         69,315
  Amortization of subscriber acquisition costs                  -         16,073        121,735
  Depreciation and amortization                             3,114         27,341         51,541
                                                         --------------------------------------
Total costs and expenses                                  156,547        308,246        701,689
                                                         --------------------------------------
Operating loss                                             (8,027)      (109,345)      (224,271)

Other Income (Expense):
  Interest income                                          14,059         15,630         17,251
  Interest expense, net of amounts capitalized            (23,985)       (61,487)      (104,192)
  Other                                                       722           (477)        (1,467)
                                                         --------------------------------------
Total other income (expense)                               (9,204)       (46,334)       (88,408)
                                                         --------------------------------------
Loss before income taxes                                  (17,231)      (155,679)      (312,679)
Income tax benefit (provision), net                         5,745         54,693           (146)
                                                         --------------------------------------
Net loss                                                 $(11,486)     $(100,986)     $(312,825)
                                                         --------------------------------------
                                                         --------------------------------------
Net loss attributable to common shareholders             $(12,690)     $(102,190)     $(321,267)
                                                         --------------------------------------
                                                         --------------------------------------
Weighted-average common shares outstanding                 35,562         40,548         41,918
                                                         --------------------------------------
                                                         --------------------------------------
Basic and diluted loss per share                         $  (0.36)     $   (2.52)     $   (7.66)
                                                         --------------------------------------
                                                         --------------------------------------

            See accompanying Notes to Consolidated Financial Statements.

                           ECHOSTAR COMMUNICATIONS CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except per share amounts)

                                                                                                           ACCUMULATED
                                                                                                           DEFICIT AND
                                           COMMON STOCK     SERIES A   SERIES C     COMMON    ADDITIONAL   UNREALIZED
                                          ---------------   PREFERRED  PREFERRED    STOCK       PAID-IN   HOLDING GAINS
                                          SHARES   AMOUNT     STOCK      STOCK     WARRANTS     CAPITAL     (LOSSES)        TOTAL
                                          ----------------------------------------------------------------------------------------
                                    (Notes 1 and 8)
Balance, December 31, 1994                33,544    $336    $15,991    $      -    $ 26,133    $ 62,197      $    (849)  $ 103,808
  8% Series A Cumulative
    Preferred Stock dividends
    (at $0.75 per share)                       -       -      1,204           -           -           -         (1,204)          -
  Issuance of Class A Common
    Stock pursuant to initial
    public offering, net of
    stock issuance costs of $5,067         4,004      40          -           -           -      62,893              -      62,933
  Exercise of Common Stock Warrants        2,731      26          -           -     (25,419)     25,393              -           -
  Employee benefits funded by
    issuance of Class A Common Stock          60       1          -           -           -       1,191              -       1,192
  Unrealized holding gains on
    available-for-sale securities, net         -       -          -           -           -           -            239         239
  Net loss                                     -       -          -           -           -           -        (11,486)    (11,486)
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 1995                40,339     403     17,195           -         714     151,674        (13,300)    156,686
  8% Series A Cumulative Preferred
    Stock dividends (at $0.75 per
    share)                                     -       -      1,204           -           -           -         (1,204)          -
  Exercise of Class A Common
    Stock options and warrants               517       5          -           -        (698)      2,952              -       2,259
  Income tax benefit of deduction
    for income tax purposes on
    exercise of Class A Common Stock
    options                                    -       -          -           -           -       2,372              -       2,372
  Employee benefits funded by issuance
    of Class A Common Stock                   64       1          -           -           -       1,115              -       1,116
  Unrealized holding losses on
    available-for-sale securities, net         -       -          -           -           -           -           (250)       (250)
  Net loss                                     -       -          -           -           -           -       (100,986)   (100,986)
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 1996                40,920     409     18,399           -          16     158,113       (115,740)     61,197
  8% Series A Cumulative Preferred
    Stock dividends (at $0.75 per
    share)                                     -       -      1,204           -           -           -         (1,204)          -
  12 1/8% Series B Senior Redeemable
    Exchangeable Preferred Stock
    dividends payable in-kind                  -       -          -           -           -           -         (6,164)     (6,164)
  Issuance of Class A Common Stock:
      Acquisition of DBSC                    649       7          -           -           -      12,024              -      12,031
      Exercise of Class A Common
        stock options and warrants            98       1          -           -          (4)        948              -         945
      Secondary public offering,
        net of stock issuance
        costs of $2,648                    3,395      34          -           -           -      63,216              -      63,250
      Employee benefits                       14       -          -           -           -         352              -         352
      Employee Stock Purchase Plan             4       -          -           -           -          63              -          63
  Cancellation of Class A Common
    Stock to foreclose on
    convertible subordinated debentures
    from DBSI                               (270)     (3)         -           -           -      (4,476)             -      (4,479)
  Issuance of 6 3/4% Series C Cumulative
    Convertible Preferred Stock, net
    of issuance costs of $3,778                -       -          -     100,455           -      (3,778)             -      96,677
  Accretion of 6 3/4% Series C
    Cumulative Convertible Preferred
    Stock                                      -       -          -       1,074           -           -         (1,074)         -
  Unrealized holding losses on
    available-for-sale securities, net         -       -          -           -           -           -             (8)        (8)
  Net loss                                     -       -          -           -           -           -       (312,825)  (312,825)
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 1997                44,810    $448    $19,603    $101,529    $     12    $226,462      $(437,015) $ (88,961)
                                          ----------------------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------------------

                See accompanying Notes to Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       1995          1996            1997
                                                                     --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(11,486)    $(100,986)      $(312,825)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Depreciation and amortization                                         3,114        27,341          51,541
  Amortization of subscriber acquisition costs                              -        16,073         121,735
  Deferred income tax benefit                                          (4,763)      (50,365)           (373)
  Amortization of debt discount and deferred financing costs           23,528        61,695          83,221
  Employee benefits funded by issuance of Class A Common Stock          1,192         1,116             352
  Change in reserve for excess and obsolete inventory                   1,212         2,866          (1,823)
  Change in long-term deferred satellite services revenue and
   other long-term liabilities                                              -         7,152          12,056
  Other, net                                                             (485)       (3,854)            442
  Changes in current assets and current liabilities:
    Trade accounts receivable, net                                     (1,082)       (4,337)        (52,558)
    Inventories                                                       (19,654)      (36,864)         51,597
    Subscriber acquisition costs                                            -       (84,202)        (72,475)
    Other current assets                                              (14,018)       (6,513)         10,969
    Trade accounts payable                                              4,111        21,756          26,708
    Deferred revenue                                                   (1,009)      103,511          18,612
    Accrued expenses                                                     (988)       18,186          62,864
                                                                     --------------------------------------
Net cash flows from operating activities                              (20,328)      (27,425)             43

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities                         (25,230)     (138,295)       (308,006)
Sales of marketable investment securities                              40,563       135,176          51,513
Purchases of restricted marketable investment securities              (15,000)      (21,100)         (1,145)
Funds released from escrow and restricted cash and marketable
  investment securities                                               122,149       235,052         120,215
Offering proceeds and investment earnings placed in escrow             (9,589)     (193,972)       (227,561)
Purchases of property and equipment                                  (133,554)     (221,889)       (232,058)
Payments received on convertible subordinated debentures from SSET          -         6,445             834
Long-term notes receivable from DBSC                                  (16,000)      (30,000)              -
Expenditures for FCC authorizations                                      (458)      (55,419)              -
Other                                                                  (1,000)       (3,640)         (1,041)
                                                                     --------------------------------------
Net cash flows from investing activities                              (38,119)     (287,642)       (597,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class A Common Stock                     62,933             -          63,250
Net proceeds from issuance of 1996 Notes                                    -       336,916               -
Net proceeds from issuance of 1997 Notes                                    -             -         362,500
Net proceeds from issuance of 12 1/8% Series B Senior Redeemable
  Exchangeable Preferred Stock                                              -             -         193,000
Net proceeds from issuance of 6 3/4% Series C Cumulative Convertible
  Preferred Stock                                                           -             -          96,677
Repayments of mortgage indebtedness and notes payable                    (238)       (6,631)        (13,253)
Net proceeds from Class A Common Stock options exercised and Class A
  Common Stock issued to Employee Stock Purchase Plan                       -         2,259           1,008
                                                                     --------------------------------------
Net cash flows from financing activities                               62,695       332,544         703,182
                                                                     --------------------------------------

Net increase in cash and cash equivalents                               4,248        17,477         105,976
Cash and cash equivalents, beginning of year                           17,506        21,754          39,231
                                                                     --------------------------------------
Cash and cash equivalents, end of year                              $  21,754     $  39,231      $  145,207
                                                                     --------------------------------------
                                                                     --------------------------------------

            See accompanying Notes to Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, "EchoStar" or the "Company") include three interrelated business units:

     - THE DISH NETWORK - a DBS subscription television service in the United States. As of December 31, 1997, EchoStar had approximately 1,040,000 DISH Network subscribers.

     - TECHNOLOGY - the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

     - SATELLITE SERVICES - the turn-key delivery of video, audio and data services to business television customers and other satellite users. These services include satellite uplink services, satellite transponder space usage, and other services.

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated orbital spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV," respectively), digital satellite receivers, digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the U.S. to provide consumers with a fully viable alternative to cable television service.

ORGANIZATION AND LEGAL STRUCTURE

     Certain companies principally owned and controlled by Mr. Charles W. Ergen were reorganized in 1993 into Dish, Ltd. (together with its subsidiaries, "Dish, Ltd."). In April 1995, ECC was formed to complete an initial public offering (the "IPO") of its Class A Common Stock. Concurrently, Mr. Ergen exchanged all of his then outstanding shares of Class B Common Stock and 8% Series A Cumulative Preferred Stock of Dish, Ltd. for like shares of ECC (the "Exchange"). In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC (the "Merger"). Substantially all of EchoStar's operations are conducted by subsidiaries of Dish, Ltd. The following table summarizes the organizational structure of EchoStar and its principle subsidiaries as of December 31, 1997:

                                                  REFERRED TO
   LEGAL ENTITY                                   HEREIN AS      PARENT
   ----------------------------------------------------------------------------
   EchoStar Communications Corporation           ECC             Publicly owned
   EchoStar DBS Corporation                      DBS Corp        ECC
   EchoStar Satellite Broadcasting Corporation   ESBC            DBS Corp
   Dish, Ltd.                                    Dish, Ltd.      ESBC
   EchoStar Satellite Corporation                ESC             Dish, Ltd.
   Echosphere Corporation                        Echosphere      Dish, Ltd.
   Houston Tracker Systems, Inc.                 HTS             Dish, Ltd.
   EchoStar International Corporation            EIC             Dish, Ltd.

                        ECHOSTAR COMMUNICATIONS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

1.   ORGANIZATION AND BUSINESS ACTIVITIES-CONTINUED

SIGNIFICANT RISKS AND UNCERTAINTIES

     COMPETITION. The subscription television industry is highly competitive. EchoStar faces competition from companies offering video, audio, data, programming and entertainment services. Many of these competitors have substantially greater financial and marketing resources than EchoStar. EchoStar's ability to effectively compete in the subscription television market will depend on a number of factors, including competitive factors (such as the introduction of new technologies or the entry of additional strong competitors), the level of consumer demand for such services, the availability of EchoStar Receiver Systems, and EchoStar's ability to obtain necessary regulatory changes and approvals.

     DEPENDENCE ON SINGLE RECEIVER MANUFACTURER. During 1997, EchoStar Receiver Systems were manufactured exclusively by SCI Systems, Inc. ("SCI"), a high-volume contract electronics manufacturer. During February 1998, EchoStar executed two separate agreements for the manufacture of digital set-top boxes in accordance with EchoStar's specifications. Phillips Electronics of North America Corporation ("Phillips") and VTech Communications Ltd. ("VTech") are expected to begin the manufacture of EchoStar's digital set-top boxes during the second half of 1998. There can be no assurance that either or both of Phillips or VTech will be able to successfully manufacture and deliver digital set-top boxes during 1998, or at all. EchoStar currently is negotiating with additional brand-name consumer electronics manufacturers to produce receivers for use with the DISH Network. No assurance can be provided regarding the ultimate success of those negotiations. In the event that EchoStar's manufacturers of digital set-top boxes are unable for any reason to produce receivers in a quantity sufficient to meet its requirements, EchoStar's ability to add additional subscribers, or its ability to satisfy delivery obligations for receiver sales to international DTH providers, may be materially impaired and its results of operations would be adversely affected.

     TRANSACTIONS WITH MAJOR CUSTOMERS. During 1997, export sales to two customers, ExpressVu, Inc. and Distribuidora de Television Digital S.A., together accounted for approximately 16% of EchoStar's total revenue. Complete or partial loss of one or both of these customers could have a material adverse effect on EchoStar's results of operations.

     SUBSTANTIAL LEVERAGE. EchoStar is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 1997, EchoStar had outstanding long-term debt (including both the current and long-term portion thereof) totaling approximately $1.4 billion. In addition, EchoStar's long-term debt will increase by at least $266 million through March 2000, as interest on certain of its long-term debt accrues and is not payable in cash. Substantially all of the assets of EchoStar and its subsidiaries are pledged as collateral on its long-term debt. Further, the indentures associated with EchoStar's long-term debt severely restrict its ability to incur additional indebtedness. Thus, it may be difficult for EchoStar and its subsidiaries to obtain additional debt financing if required or desired in order to implement EchoStar's business strategy. Certain of EchoStar's subsidiaries also are parties to other agreements which severely restrict their ability to obtain additional debt financing for working capital, capital expenditures and general corporate purposes.

     EXPECTED OPERATING LOSSES. Due to the substantial expenditures required to develop the EchoStar DBS System and introduce DISH Network service to consumers, EchoStar has sustained significant losses in recent periods. EchoStar's operating losses were $8 million, $109 million and $224 million for the years ended December 31, 1995, 1996 and 1997, respectively. EchoStar had net losses of $11 million, $101 million and $313 million during those same periods. Improvement in EchoStar's results of operations is largely dependent upon EchoStar's ability to expand its DISH Network subscription base, control subscriber churn (i.e., the rate at which subscribers terminate service), and effectively manage its operating and overhead costs. No assurance can be given that EchoStar will be effective with regard to these matters. In addition, EchoStar incurs significant costs to acquire DISH Network subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber churn. EchoStar anticipates that it will continue to experience operating losses through at least 1999. There can be no assurance that such operating losses will not continue beyond 1999 or that EchoStar's operations will generate sufficient cash flows to pay its obligations, including its obligations on its long-term debt, or to pay cash dividends on any of its preferred stock.

                        ECHOSTAR COMMUNICATIONS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements for 1995 present the consolidation of Dish, Ltd. and its subsidiaries through the date of the Exchange and the consolidation of ECC and its subsidiaries, thereafter. The Exchange and Merger was accounted for as a reorganization of entities under common control and the historical cost basis of assets and liabilities was not affected by the transaction. All significant intercompany accounts and transactions have been eliminated.

     EchoStar accounts for investments in 50% or less owned entities using the equity method. At December 31, 1996 and 1997, these investments were not material to EchoStar's consolidated financial statements.

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

FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES

     The functional currency of EchoStar's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1995, 1996 and 1997 were not material to EchoStar's results of operations.

CASH AND CASH EQUIVALENTS

     EchoStar considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1996 and 1997 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES - CONTINUED

STATEMENTS OF CASH FLOWS DATA

     The following presents EchoStar's supplemental cash flow statement disclosure (in thousands):

                                                                                YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           1995           1996           1997
                                                                         ------------------------------------
Cash paid for interest                                                   $   461        $ 3,007         $ 5,073
Cash paid for income taxes                                                 3,203            383             209
Capitalized interest                                                      25,763         31,818          43,169
8% Series A Cumulative Preferred Stock dividends                           1,204          1,204           1,204
12 1/8% Series B Senior Redeemable Exchangeable Preferred
 Stock dividends payable in-kind                                               -              -           6,164
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock            -              -           1,074
Accrued satellite contract costs                                          15,000              -               -
Class A Common Stock cancelled to foreclose on convertible
 subordinated debentures from DBSI                                             -              -           4,479
Satellite launch payment for EchoStar II applied to EchoStar I
 launch                                                                        -         15,000               -
Satellite vendor financing                                                32,833         31,167          14,400
Other notes payable                                                            -              -           5,322
The purchase price of DBSC was allocated as follows in the
 related purchase accounting:
    EchoStar III satellite under construction                                  -              -          51,241
    FCC authorizations                                                         -              -          16,243
    Notes receivable from DBSC, including accrued interest of $3,382           -              -         (49,369)
    Investment in DBSC                                                         -              -          (4,044)
    Accounts payable and accrued expenses                                      -              -          (1,540)
    Other notes payable                                                        -              -            (500)
    Common stock and additional paid-in capital                                -              -         (12,031)

MARKETABLE INVESTMENT SECURITIES AND RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

     As of December 31, 1996 and 1997, EchoStar has classified all marketable investment securities as available-for-sale. Accordingly, these investments are reflected at market value based on quoted market prices. Related unrealized gains and losses are reported as a separate component of stockholders' equity, net of related deferred income taxes. The specific identification method is used to determine cost in computing realized gains and losses. The major components of marketable investment securities as of December 31, 1996 and 1997 are as follows (in thousands):

                            DECEMBER 31, 1996                 DECEMBER 31, 1997
                     ------------------------------    -------------------------------
                                UNREALIZED                       UNREALIZED
                     AMORTIZED   HOLDING    MARKET     AMORTIZED   HOLDING     MARKET
                       COST       LOSS       VALUE       COST       LOSS       VALUE
                     ------------------------------    -------------------------------
Commercial paper      $16,065      $  -     $16,065    $166,789     $(10)     $166,779
Corporate notes             -         -           -      78,238        -        78,238
Government bonds        2,540         -       2,540      30,290        -        30,290
Mutual funds              219      ( 17)        202           -        -             -
                      -------     ------    -------    --------     -----     --------
                      $18,824     $( 17)    $18,807    $275,317     $(10)     $275,307
                      -------     ------    -------    --------     -----     --------
                      -------     ------    -------    --------     -----     --------

                       ECHOSTAR COMMUNICATIONS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES - CONTINUED

     Restricted cash and marketable investment securities held in escrow accounts, as reflected in the accompanying consolidated balance sheets, include cash restricted by the various indentures associated with certain of EchoStar's debt financing transactions (see Note 5), plus investment earnings thereon. Restricted cash and marketable investment securities are invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the applicable indenture.

     As of December 31, 1996, other restricted cash included a total of $25 million held in two escrow accounts for the benefit of EchoStar Receiver System manufacturers. These deposits were released from their respective escrow accounts during May 1997. In addition, $6 million at December 31, 1996 was restricted by an indenture to satisfy certain covenants pertaining to launch insurance for EchoStar II. This covenant was satisfied during September 1997.

     The major components of Restricted Cash and Marketable Investment Securities are as follows (in thousands):

                                DECEMBER 31, 1996                 DECEMBER 31, 1997
                         ------------------------------    -------------------------------
                                    UNREALIZED                        UNREALIZED
                         AMORTIZED   HOLDING    MARKET     AMORTIZED    HOLDING    MARKET
                           COST       LOSS       VALUE       COST        LOSS      VALUE
                         ------------------------------    -------------------------------
Commercial paper         $77,569      $  -     $77,569     $128,743      $ (9)    $128,734
Corporate notes                -         -           -       38,093         -       38,093
Government bonds             368         -         368       16,706       (11)      16,695
Certificates of deposit    1,100         -       1,100        2,245         -        2,245
Accrued interest             254         -         254        1,995         -        1,995
                         -------      ----     -------     --------      -----    --------
                         $79,291      $  -     $79,291     $187,782      $(20)    $187,762
                         -------      ----     -------     --------      -----    --------
                         -------      ----     -------     --------      -----    --------

     Marketable investment securities and restricted cash and marketable investment securities include debt securities of $427 million with contractual maturities of one year or less, $28 million with contractual maturities of between one and five years, and $4 million with contractual maturities of more than five years. Actual maturities may differ from contractual maturities as a result of EchoStar's ability to sell these securities prior to maturity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values for EchoStar's 1994 Notes, 1996 Notes, 1997 Notes (as defined, see Note 5) and Series B Preferred Stock (as defined, see Note 7) are based on quoted market prices. The fair values of EchoStar's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The following table summarizes the book and fair values of EchoStar's debt facilities and Series B Preferred Stock at December 31, 1997 (in thousands):

                                            BOOK VALUE     FAIR VALUE
                                            -------------------------
 1994 Notes                                  $499,863       $570,960
 1996 Notes                                   438,512        488,650
 1997 Notes                                   375,000        406,875
 Mortgages and other notes payable             69,731         69,127
 12-1/8% Series B Senior Redeemable
  Exchangeable Preferred Stock                199,164        209,000

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES - CONTINUED

INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are manufactured by outside suppliers to EchoStar's specifications. Manufactured inventories include materials, labor and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. Inventories consist of the following (in thousands):

                                                           DECEMBER 31,
                                                       --------------------
                                                         1996        1997
                                                       --------------------
          DBS receiver components                      $15,736      $12,506
          EchoStar Receiver Systems                     32,799        7,649
          Consigned DBS receiver components             23,525        3,122
          Finished goods - analog DTH equipment          4,091        2,116
          Spare parts and other                          2,279        1,440
          Reserve for excess and obsolete inventory     (5,663)      (3,840)
                                                       --------------------
                                                       $72,767      $22,993
                                                       --------------------
                                                       --------------------

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Cost includes interest capitalized of $25 million, $26 million and $32 million during the years ended December 31, 1995, 1996 and 1997, respectively. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

     EchoStar reviews its long-lived assets and identifiable assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future cash flows related to the asset. For those assets which are to be disposed of, the assets would be impaired to the extent the fair value does not exceed the book value. EchoStar considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of assets can be recovered.

FCC AUTHORIZATIONS

     FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include interest capitalized of $1 million, $6 million and $11 million during the years ended December 31, 1995, 1996 and 1997, respectively.

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES - CONTINUED

REVENUE RECOGNITION

     Revenue from the provision of DISH Network subscription television services and satellite services is recognized as revenue in the period such services are provided. Revenue from sales of digital set-top boxes and related accessories is recognized upon shipment to customers. Revenue from the provision of integration services is recognized as revenue in the period the services are performed.

SUBSCRIBER PROMOTION SUBSIDIES AND SUBSCRIBER ACQUISITION COSTS

     During 1996, in order to stimulate subscriber growth, EchoStar made a strategic decision to reduce the price charged to consumers for EchoStar Receiver Systems. Accordingly, beginning in August 1996, EchoStar began selling its EchoStar Receiver Systems below its manufactured cost (the "1996 Promotion"). The 1996 Promotion lowered the suggested retail price charged by independent retailers for a standard EchoStar Receiver System to $199 (as compared to the original average retail price prior to August 1996 of approximately $499), conditioned upon the consumer's one-year prepaid subscription to the DISH Network's America's Top 50 CD programming package for approximately $300. The excess of EchoStar's aggregate costs (equipment, programming and other) over proceeds received pursuant to the 1996 Promotion was expensed ("subscriber promotion subsidies") upon shipment of the equipment. Remaining costs were deferred ("subscriber acquisition costs") and amortized over the term of the prepaid subscription (normally one year). Excluding expected incremental subscriber revenues, such as from premium and Pay-Per-View services, this accounting treatment results in revenue recognition over the initial prepaid period of service equal to the sum of programming costs (which are recognized as service is provided) and amortization of subscriber acquisition costs. During the period from August 1996 through May 1997, substantially all new subscriber activations resulted from the 1996 Promotion.

     The caption "DISH Network - Subscription Television Services" in the accompanying statements of operations includes revenues from the 1996 Promotion equal to the advertised subscription rates for related DISH Network services. Incremental revenues realized from the 1996 Promotion are included in the caption "DISH Network - Other" and amounted to approximately $5 million during 1996 and $40 million during 1997.

     During June 1997, EchoStar introduced the "1997 Promotion." The 1997 Promotion maintained the suggested retail price for a standard EchoStar Receiver System at $199, but eliminated the extended subscription commitment. Net transaction costs associated with the 1997 Promotion are expensed as incurred (reported as a component of subscriber promotion subsidies) in the accompanying statements of operations. While some sales continue to be made under the terms of the 1996 Promotion, the majority of new subscriber activations have resulted from the 1997 Promotion since its introduction. As a result, beginning in October 1997, net transaction costs resulting from the sale of EchoStar Receiver Systems pursuant to the 1996 Promotion also are expensed as incurred. Consequently, no additional subscriber acquisition costs will be deferred. The unamortized balance of such costs ($19 million at December 31, 1997) is expected to be fully amortized by September 1998.

DEFERRED DEBT ISSUANCE COSTS AND DEBT DISCOUNT

     Costs of completing the 1994 Notes Offering, the 1996 Notes Offering and the 1997 Notes Offering (as defined, see Note 5) were deferred and are being amortized to interest expense over their respective terms. The original issue discounts related to the 1994 Notes and the 1996 Notes are being accreted to interest expense so as to reflect a constant rate of interest on the accreted balance of the 1994 Notes and the 1996 Notes.

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES - CONTINUED

DEFERRED REVENUE

     Deferred revenue principally consists of prepayments received from subscribers for DISH Network programming. Such amounts are recognized as revenue in the period the programming is provided to the subscriber.

LONG-TERM DEFERRED SATELLITE SERVICES REVENUE

     Long-term deferred satellite services revenue consists of advance payments from certain content providers for carriage of their signal on the DISH Network. Such amounts are deferred and recognized as revenue on a straight-line basis over the related contract terms (up to ten years).

ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                           DECEMBER 31,
                                     ----------------------
                                       1996          1997
                                     ----------------------
     Accrued expenses                $12,173      $  39,901
     Accrued interest                    166         24,621
     Accrued programming               9,468         20,018
     Accrued royalties                 7,693         17,747
     Deferred tax liabilities         12,563              -
                                     ----------------------
                                     $42,063       $102,287
                                     ----------------------
                                     ----------------------

ADVERTISING COSTS

     Advertising costs, exclusive of subscriber promotion subsidies, are expensed as incurred and totaled $2 million, $18 million and $35 million for the years ended December 31, 1995, 1996 and 1997, respectively.

NET LOSS ATTRIBUTABLE TO COMMON SHARES

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" ("FAS No. 128"). FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES - CONTINUED


     Earnings per share amounts for all periods are presented below in accordance with the requirements of FAS No. 128.


                                                                      YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1995          1996          1997
                                                             ---------------------------------------
                                                              (In thousands, except per share data)
    Numerator:
      Net loss                                               $(11,486)     $(100,986)     $(312,825)
      8% Series A Cumulative Preferred Stock dividends         (1,204)        (1,204)        (1,204)
      12-1/8% Series B Senior Redeemable Exchangeable
       Preferred Stock dividends payable in-kind                    -              -         (6,164)
      Accretion of 6-3/4% Series C Cumulative Convertible
       Preferred Stock                                              -              -         (1,074)
                                                             ---------------------------------------
      Numerator for basic and diluted loss per share -
       loss attributable to common stockholders               (12,690)      (102,190)      (321,267)
    Denominator:
      Denominator for basic and diluted loss per share -
       weighted-average shares outstanding                     35,562         40,548         41,918
                                                             ---------------------------------------
    Basic and diluted loss per share                         $  (0.36)     $   (2.52)     $   (7.66)
                                                             ---------------------------------------
                                                             ---------------------------------------
    Shares of Class A Common Stock issuable upon
     conversion of:
      8% Series A Cumulative Preferred Stock                    1,617          1,617          1,617
      6-3/4% Series C Cumulative Convertible Preferred
       Stock                                                        -              -          4,715

     As of December 31, 1995, 1996 and 1997, options to purchase approximately 1,117,000, 1,025,000 and 1,525,000 shares of Class A Common Stock were outstanding, respectively. Additionally, a total of approximately 102,000, 3,000 and 2,000 Warrants were outstanding as of December 31, 1995, 1996, and 1997, respectively. These common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Additionally, securities which are convertible into shares of Class A Common Stock (8% Series A Cumulative Preferred Stock and 6-3/4% Series C Cumulative Convertible Preferred Stock) also are excluded from the calculation of diluted loss per share as they are antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") which establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders and for related disclosures about products and services, geographic areas, and major customers. FAS No. 130 and FAS No. 131 are effective for financial statements for periods beginning after December 15, 1997. The adoption of FAS No. 130 and FAS No. 131 may require additional disclosure in EchoStar's financial statements.

RECLASSIFICATIONS

     Certain amounts from the prior years consolidated financial statements have been reclassified to conform with the 1997 presentation.

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                            DECEMBER 31,
                                            LIFE     -------------------------
                                         (IN YEARS)      1996           1997
                                         ----------  -------------------------
     EchoStar I.........................      12     $  201,607     $  201,607
     EchoStar II........................      12        228,694        228,694
     Furniture, fixtures and equipment..    2-12         72,945         92,264
     Buildings and improvements.........    7-40         26,035         28,101
     Land...............................       -          2,295          6,356
     Tooling and other..................       2          3,253          4,336
     Vehicles...........................       7          1,323          1,320
     Construction in progress...........       -         89,733        398,142
                                                     -------------------------
        Total property and equipment....                625,885        960,820
     Accumulated depreciation...........              (  35,264)     (  85,961)
                                                     -------------------------
        Property and equipment, net.....             $  590,621     $  874,859
                                                     -------------------------
                                                     -------------------------

     Construction in progress consists of the following (in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                          1996           1997
                                                         ----------------------
     Progress amounts for satellite construction,
      launch, launch insurance and capitalized
      interest:
     EchoStar III.....................................   $29,123       $234,083
     EchoStar IV......................................    56,320        119,853
     Other............................................     4,290         44,206
                                                         ----------------------
                                                         $89,733       $398,142
                                                         ----------------------
                                                         ----------------------

     EchoStar III, which was launched in October 1997, commenced commercial operation in January 1998.

4.   OTHER NONCURRENT ASSETS

     Other noncurrent assets consist of the following (in thousands):

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1996           1997
                                                        -----------------------
     Deferred tax assets, net........................   $ 79,339        $63,709
     Deferred debt issuance costs....................     21,284         31,059
     Long-term notes receivable from DBSC and accrued
      interest.......................................     49,382              -
     Investment in DBSC..............................      4,044              -
     DBSI convertible subordinated debentures........      4,640              -
     Other...........................................      4,476          4,764
                                                        -----------------------
                                                        $163,165        $99,532
                                                        -----------------------
                                                        -----------------------

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

4.   OTHER NONCURRENT ASSETS--CONTINUED

ACQUISITION OF DIRECT BROADCASTING SATELLITE CORPORATION

     During 1994, EchoStar acquired approximately 40% of the outstanding common stock of Direct Broadcasting Satellite Corporation ("DBSC"). DBSC's principal assets included an FCC conditional satellite permit and specific orbital slot assignments for a total of 22 DBS frequencies. Through December 1996, EchoStar advanced DBSC a total of $46 million in the form of notes receivable to enable DBSC to make required payments under its satellite (EchoStar III) construction contract. As of December 31, 1996, these notes receivable totaled $49 million, including accrued interest of $3 million. On January 8, 1997, EchoStar consummated the merger of DBSC with a wholly-owned subsidiary of EchoStar ("New DBSC"). EchoStar issued approximately 650,000 shares of its Class A Common Stock to acquire the remaining 60% of DBSC that it did not previously own.
This transaction was accounted for as a purchase and the excess of the purchase price over the fair value of DBSC's tangible assets was allocated to DBSC's FCC authorizations (approximately $16 million). Upon consummation of the DBSC merger, the notes receivable from DBSC were eliminated, on a consolidated basis, in the related purchase accounting.

DBSI CONVERTIBLE SUBORDINATED DEBENTURES

     During 1995 and 1996, EchoStar purchased a total of $5 million principal amount of convertible subordinated debentures of DBS Industries, Inc. ("DBSI"). These debentures were secured by DBSC stock owned by DBSI. In connection with EchoStar's January 1997 merger with DBSC, DBSI exchanged its DBSC stock, which secured the debentures, for 270,414 shares of EchoStar's Class A Common Stock. As of August 1997, total principal, plus delinquent interest on the debentures, totaled $6 million. During August 1997, EchoStar foreclosed on the convertible subordinated debentures, and reacquired and retired the 270,414 shares of its Class A Common Stock, thereby reducing the debt by $5 million based on the market value of EchoStar's Class A Common Stock at the time.
Contemporaneously, DBSI made a $1 million cash payment to EchoStar resulting in full satisfaction and cancellation of the underlying debentures.

5.   LONG-TERM DEBT

1994 NOTES

     In June 1994, Dish, Ltd. completed an offering of 12 7/8% Senior Secured Discount Notes due June 1, 2004 (the "1994 Notes") and Common Stock Warrants (the "Warrants") (collectively, the "1994 Notes Offering"). The 1994 Notes Offering resulted in net proceeds to Dish, Ltd. of $323 million (including amounts attributable to the issuance of the Warrants (see Note 8) and after payment of underwriting discounts and other issuance costs aggregating approximately $13 million).

     The 1994 Notes bear interest at a rate of 12 7/8% computed on a semi-annual bond equivalent basis. Interest on the 1994 Notes will not be payable in cash prior to June 1, 1999, with the 1994 Notes accreting to a principal value at stated maturity of $624 million by that date. Commencing December 1, 1999, interest on the 1994 Notes will be payable in cash on December 1 and June 1 of each year.

     The 1994 Notes rank senior in right of payment to all subordinated indebtedness of Dish, Ltd. and PARI PASSU in right of payment with all other senior indebtedness of Dish, Ltd. The 1994 Notes are secured by liens on certain assets of Dish, Ltd., including EchoStar I, EchoStar II and all other components of the EchoStar DBS System owned by Dish, Ltd. and its subsidiaries. The 1994 Notes are further guaranteed by each material, direct subsidiary of Dish, Ltd. (see Note 13). Although the 1994 Notes are titled "Senior," Dish, Ltd. has not issued, and does not have any current arrangements to issue, any significant indebtedness to which the 1994 Notes would be senior. The 1996 Notes and the 1997 Notes are effectively subordinated to the 1994 Notes and all other liabilities of Dish, Ltd. and its subsidiaries. Furthermore, at December 31, 1997, the 1994 Notes were effectively subordinated to approximately $9 million of

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

5.   LONG-TERM DEBT--CONTINUED

mortgage indebtedness with respect to certain assets of Dish, Ltd.'s subsidiaries, not including the EchoStar DBS System, and rank PARI PASSU with the security interest of approximately $30 million of satellite vendor financing.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 1994 Notes are not redeemable at Dish, Ltd.'s option prior to June 1, 1999. Thereafter, the 1994 Notes will be subject to redemption, at the option of Dish, Ltd., in whole or in part, at redemption prices ranging from 104.828% during the year commencing June 1, 1999, to 100% of principal value at stated maturity on or after June 1, 2002, together with accrued and unpaid interest thereon to the redemption date. On each of June 1, 2002, and June 1, 2003, Dish, Ltd. will be required to redeem 25% of the original aggregate principal amount of 1994 Notes at a redemption price equal to 100% of principal value at stated maturity thereof, together with accrued and unpaid interest thereon to the redemption date. The remaining principal of the 1994 Notes matures on June 1, 2004.

     In the event of a change of control and upon the occurrence of certain other events, as described in the indenture related to the 1994 Notes (the "1994 Notes Indenture"), Dish, Ltd. will be required to make an offer to each holder of 1994 Notes to repurchase all or any part of such holder's 1994 Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to June 1, 1999, or 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after June 1, 1999.

     The 1994 Notes Indenture contains restrictive covenants that, among other things, impose limitations on Dish, Ltd. and its subsidiaries with respect to their ability to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to Dish, Ltd.'s subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, Dish, Ltd., may pay dividends on its equity securities only if (1) no default is continuing under the 1994 Notes Indenture; and (2) after giving effect to such dividend, Dish, Ltd.'s ratio of total indebtedness to cash flow (calculated in accordance with the 1994 Notes Indenture) would not exceed 4.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of Dish, Ltd.'s consolidated net income (calculated in accordance with the 1994 Notes Indenture) from April 1, 1994, plus 100% of the aggregate net proceeds to Dish, Ltd. from the issuance and sale of certain equity interests of Dish, Ltd. (including common stock).

1996 NOTES

     In March 1996, ESBC, an indirect wholly-owned subsidiary of ECC, completed an offering (the "1996 Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"). The 1996 Notes Offering resulted in net proceeds to ESBC of approximately $337 million (after payment of underwriting discounts and other issuance costs aggregating approximately $13 million). The 1996 Notes bear interest at a rate of 13 1/8%, computed on a semi-annual bond equivalent basis. Interest on the 1996 Notes will not be payable in cash prior to March 15, 2000, with the 1996 Notes accreting to a principal amount at stated maturity of $580 million by that date. Commencing September 15, 2000, interest on the 1996 Notes will be payable in cash on September 15 and March 15 of each year. The 1996 Notes mature on March 15, 2004.

     The 1996 Notes rank PARI PASSU in right of payment with all senior indebtedness of ESBC. The 1996 Notes are guaranteed on a subordinated basis by ECC, and are secured by liens on certain assets of ESBC, ECC and certain of ECC's subsidiaries, including all of the outstanding capital stock of Dish, Ltd., which currently owns substantially all of ECC's operating subsidiaries. Although the 1996 Notes are titled "Senior:" (i) ESBC has not issued, and does not have any current arrangements to issue, any significant indebtedness to which the 1996 Notes would be senior; and (ii) the 1996 Notes are effectively subordinated to all liabilities of ECC (except liabilities to general creditors) and its other subsidiaries (except liabilities of ESBC), including liabilities to general creditors. As of December 31, 1997, EchoStar's liabilities, exclusive of the 1996 Notes and the 1997 Notes, aggregated approximately $882 million. Further, net cash flows generated by the assets and operations of ESBC's subsidiaries will be available to satisfy the

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

5.   LONG-TERM DEBT--CONTINUED

obligations of the 1996 Notes only to the extent of allowable dividend payments by Dish, Ltd. under the 1994 Notes Indenture.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 1996 Notes are not redeemable at ESBC's option prior to March 15, 2000. Thereafter, the 1996 Notes will be subject to redemption, at the option of ESBC, in whole or in part, at redemption prices ranging from 106.5625% during the year commencing March 15, 2000, to 100% on or after March 15, 2003 of principal amount at stated maturity, together with accrued and unpaid interest thereon to the redemption date. The entire principal balance of the 1996 Notes will mature on March 15, 2004.

     The indenture related to the 1996 Notes (the "1996 Notes Indenture") contains restrictive covenants that, among other things, impose limitations on ESBC with respect to its ability to: (i) incur additional indebtedness;
(ii) issue preferred stock; (iii) sell assets and apply the proceeds thereof;
(iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to ESBC's subsidiaries; (vi) merge, consolidate or sell substantially all of its assets; and (vii) enter into transactions with affiliates. The 1996 Notes Indenture permits ESBC to pay dividends and make other distributions to DBS Corp without restrictions.

     In the event of a change of control, as described in the 1996 Notes Indenture, ESBC will be required to make an offer to each holder of 1996 Notes to repurchase all of such holder's 1996 Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to March 15, 2000, or 101% of the aggregate principal amount at stated maturity thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after March 15, 2000.

1997 NOTES

     In June 1997, DBS Corp, a wholly-owned subsidiary of ECC, consummated an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes Offering resulted in net proceeds to DBS Corp of approximately $363 million (after payment of underwriting discounts and other issuance costs aggregating approximately $12 million). Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. Approximately $109 million of the net proceeds of the 1997 Notes Offering were placed in the Interest Escrow to fund the first five semi-annual interest payments (through January 1, 2000). Additionally, approximately $112 million of the net proceeds of the 1997 Notes Offering were placed in the Satellite Escrow to fund the construction, launch and insurance of EchoStar IV. The 1997 Notes mature on July 1, 2002.

     The 1997 Notes rank PARI PASSU in right of payment with all senior indebtedness of DBS Corp. The 1997 Notes are guaranteed on a subordinated basis by ECC (the "EchoStar Guarantee") and, contingent upon the occurrence of certain events, will be guaranteed by ESBC, Dish, Ltd., and certain other subsidiaries of DBS Corp and ECC. The 1997 Notes are secured by liens on the capital stock of DBS Corp, EchoStar IV, and certain other assets of DBS Corp. Although the 1997 Notes are titled "Senior:" (i) DBS Corp has not issued, and does not have any plans to issue, any indebtedness to which the 1997 Notes would be senior; and (ii) the 1997 Notes are effectively subordinated to all liabilities of DBS Corp's subsidiaries, including the 1994 Notes, the 1996 Notes, and liabilities to general creditors (except to the extent that any subsidiary of DBS Corp may guarantee the 1997 Notes) and the EchoStar Guarantee is subordinated to all liabilities of ECC (except liabilities to general creditors). As of December 31, 1997, EchoStar's liabilities, exclusive of the 1997 Notes, aggregated approximately $1.3 billion.

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

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

5.   LONG-TERM DEBT--CONTINUED

     The indenture related to the 1997 Notes (the "1997 Notes Indenture") and the Certificate of Designation for the Series B Preferred Stock (as defined, see Note 7) contain restrictive covenants that, among other things, impose limitations on the ability of DBS Corp to: (i) incur additional indebtedness;
(ii) issue preferred stock; (iii) apply the proceeds of certain asset sales;
(iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to DBS Corp's subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, DBS Corp may pay dividends on its equity securities only if: (1) no default shall have occurred or is continuing under the 1997 Notes Indenture; and (2) after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), DBS Corps's ratio of total indebtedness to cash flow (calculated in accordance with the 1997 Notes Indenture) would not exceed 6.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the 1997 Notes Indenture) minus 150% of consolidated interest expense of DBS Corp (calculated in accordance with the 1997 Notes Indenture), in each case from July 1, 1997 plus an amount equal to 100% of the aggregate net cash proceeds received by DBS Corp and its subsidiaries from the issuance or sale of certain equity interests of DBS Corp or EchoStar.

     In the event of a change of control, as defined in the 1997 Notes Indenture, DBS Corp will be required to make an offer to repurchase all of the 1997 Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

MORTGAGES AND OTHER NOTES PAYABLE

     Mortgages and other notes payable consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                                -------------------
                                                                  1996        1997
                                                                -------------------
     8.25% note payable for satellite vendor financing for
      EchoStar I due in equal mont hly installments of $722,
      including interest, through February 2001...............  $ 30,463   $ 24,073
     8.25% note payable for satellite vendor financing for
      EchoStar II due in equal monthly installments of $562,
      including interest, through November 2001...............    27,161     22,489
     8.25% note payable for satellite vendor financing for
      EchoStar III due in equal monthly installments of $294,
      including interest, through October 2002................         -     13,812
     Mortgages and other unsecured notes payable due in
      installments through April 2009 with interest rates
      ranging from 8% to 10.5%................................     5,138      9,357
                                                                -------------------
     Total....................................................    62,762     69,731
                                                                -------------------
     Less current portion.....................................   (11,334)   (17,885)
                                                                -------------------
     Mortgages and other notes payable, net of current portion  $ 51,428  $ 51,846
                                                                -------------------
                                                                -------------------

                        ECHOSTAR COMMUNICATIONS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

5. LONG-TERM DEBT--CONTINUED

     Future maturities of amounts outstanding under EchoStar's long-term debt facilities as of December 31, 1997 are summarized as follows (in thousands):



                               1994         1996           1997            MORTGAGES AND
                               NOTES        NOTES          NOTES        OTHER NOTES PAYABLE    TOTAL
                           ------------------------------------------------------------------------------
YEAR ENDING DECEMBER 31,
   1998...................   $        -      $        -      $      -        $17,885          $   17,885
   1999...................            -               -             -         17,791              17,791
   2000...................            -               -             -         17,828              17,828
   2001...................            -               -             -         10,861              10,861
   2002...................      156,000               -       375,000          2,927             533,927
   Thereafter.............      468,000         580,000             -          2,439           1,050,439
   Unamortized discount...     (124,137)       (141,488)            -              -            (265,625)
                           -------------------------------------------------------------------------------
Total.....................   $  499,863      $  438,512      $375,000        $69,731          $1,383,106
                           -------------------------------------------------------------------------------
                           -------------------------------------------------------------------------------


SATELLITE VENDOR FINANCING

     The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments deferred until after the respective satellites are in orbit (satellite vendor financing). EchoStar utilized $36 million, $28 million and $14 million of satellite vendor financing for EchoStar I, EchoStar II and EchoStar III, respectively. The satellite vendor financing with respect to EchoStar I and EchoStar II is secured by substantially all assets of Dish, Ltd. and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. The satellite vendor financing for EchoStar III is secured by an ECC corporate guarantee. EchoStar also expects to use $13 million of satellite vendor financing, at a rate of 8.25%, for EchoStar IV. The EchoStar IV satellite vendor financing will be due over a period of five years and will be secured by an ECC corporate guarantee.

6.   INCOME TAXES

     The components of the (provision for) benefit from income taxes are as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                -------------------------------------------
                                                       1995          1996           1997
                                                -------------------------------------------
     Current (provision) benefit:
       Federal...............................   $   1,350         $   4,586      $(    373)
       State.................................    (     67)         (     49)      (      9)
       Foreign...............................    (    301)         (    209)      (    137)
                                                -------------------------------------------
                                                      982             4,328       (    519)
     Deferred (provision) benefit:
       Federal...............................       4,383            47,902        104,992
       State.................................         380             2,463          7,860
       Increase in valuation allowance.......           -                 -       (112,479)
                                                -------------------------------------------
                                                    4,763            50,365            373
                                                -------------------------------------------
         Total benefit (provision)...........   $   5,745         $  54,693      $    (146)
                                                -------------------------------------------
                                                -------------------------------------------

                        ECHOSTAR COMMUNICATIONS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

6. INCOME TAXES--CONTINUED

     As of December 31, 1997, EchoStar had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $307 million. The NOLs expire beginning in the year 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. FAS No. 109, "Accounting for Income Taxes," requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance if deemed necessary.

     In 1997, EchoStar increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. EchoStar continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely that not the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of EchoStar's provision for income taxes.

     The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows (in thousands):

                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                      1996           1997
                                                               --------------------------------
     Current deferred tax assets:
       Accrued royalties..................................      $   3,029           $   6,506
       Inventory reserves and cost methods................          1,811               1,180
       Accrued expenses...................................          1,582               7,136
       Allowance for doubtful accounts....................            674                 954
       Reserve for warranty costs.........................            284                 270
       Unrealized holding loss on marketable
        investment securities.............................              -                  11
                                                               --------------------------------
     Total current deferred tax assets                              7,380              16,057

     Current deferred tax liabilities:
       Subscriber acquisition costs and other.............       ( 19,943)           (  6,846)
                                                               --------------------------------
     Total current deferred tax liabilities...............       ( 19,943)           (  6,846)
                                                               --------------------------------
     Gross current deferred tax assets (liabilities)......       ( 12,563)              9,211
     Valuation allowance..................................              -            (  5,771)
                                                               --------------------------------
     Net current deferred tax assets (liabilities)........       ( 12,563)              3,440

     Noncurrent deferred tax assets:
       General business and foreign tax credits...........              -               2,224
       Net operating loss carryforwards...................         77,577             117,317
       Amortization of original issue discount on
         1994 Notes and 1996 Notes........................         34,914              60,831
       Other..............................................          3,458               7,571
                                                               --------------------------------
     Total noncurrent deferred tax assets.................        115,949             187,943
     Noncurrent deferred tax liabilities:
       Capitalized costs deducted for tax.................       ( 17,683)                  -
       Depreciation.......................................       ( 18,927)           ( 17,271)
       Other..............................................              -            (    255)
                                                               --------------------------------
     Total noncurrent deferred tax liabilities............       ( 36,610)           ( 17,526)
                                                               --------------------------------
     Gross deferred tax assets............................         79,339             170,417
                                                               --------------------------------
     Valuation allowance..................................              -            (106,708)
                                                               --------------------------------
     Net noncurrent deferred tax assets...................         79,339              63,709
                                                               --------------------------------
     Net deferred tax assets..............................      $  66,776           $  67,149
                                                               --------------------------------
                                                               --------------------------------

                        ECHOSTAR COMMUNICATIONS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

6. INCOME TAXES--CONTINUED

       The actual tax benefit (provision) for 1995, 1996 and 1997 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                 1995        1996         1997
                                                               ----------------------------------
        Statutory rate.....................................      35.0%        35.0%        35.0%
        State income taxes, net of federal benefit.........       1.2          1.8          1.6
        Tax exempt interest income.........................       0.1            -            -
        Research and development and foreign tax credits...       0.2            -          0.7
        Non-deductible interest expense....................      (1.7)        (1.3)       ( 0.5)
        Other..............................................      (1.5)        (0.4)       ( 0.8)
        Increase in valuation allowance....................         -            -        (36.0)
                                                               ----------------------------------
        Total benefit from income taxes....................      33.3%        35.1%           -%
                                                               ----------------------------------
                                                               ----------------------------------

7.   SERIES B PREFERRED STOCK

     In October 1997, EchoStar consummated an offering (the "Series B Preferred Offering") of 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004, par value $0.01 per share (including any additional shares of such stock issued from time to time in lieu of cash dividends, the "Series B Preferred Stock"). The Series B Preferred Offering resulted in net proceeds to EchoStar of approximately $193 million. Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share ("liquidation preference"). Dividends on the Series B Preferred Stock are payable quarterly in arrears, commencing on January 1, 1998. EchoStar may, at its option, pay dividends in cash or by issuing additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. On December 19, 1997, EchoStar declared a quarterly dividend on the Series B Preferred Stock, payable on January 2, 1998 in additional shares of Series B Preferred Stock. Accrued dividends at December 31, 1997 totaled approximately $6 million.

     EchoStar may, at its option, exchange all, but not less than all, of the shares of Series B Preferred Stock then outstanding for 12 1/8% Senior Exchange Notes due 2004 (including any such senior notes issued from time to time in lieu of cash interest, the "Senior Exchange Notes"). The Senior Exchange Notes, if issued, will bear interest at a rate of 12 1/8% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing with the first such date to occur after the date of the exchange. Interest on the Senior Exchange Notes may, at the option of EchoStar, be paid in cash or by issuing additional Senior Exchange Notes in an aggregate principal amount equal to the amount of such interest. The indenture related to the Senior Exchange Notes, if issued, contains restrictive covenants which are substantially identical to the covenants contained in the 1997 Notes Indenture, including the entity to which the covenants apply.

     The Series B Preferred Stock will be subject to mandatory redemption in whole on July 1, 2004 at a price, payable in cash equal to the liquidation preference, plus all accumulated and unpaid dividends up to the date of redemption. Early redemption may be made at the option of EchoStar. On or before July 1, 2000, the Series B Preferred Stock is redeemable in cash, in whole or in part, at a price equal to the redemption price. Redemption prices are expressed as a percentage of the liquidation preference and range from 112.125% to 102.0208% from July 2, 2000 through July 1, 2003.
Accumulated and unpaid dividends also are payable at the redemption date. EchoStar is not obligated to redeem the Series B Preferred Stock until July 1, 2004.

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

7.   SERIES B PREFERRED STOCK--CONTINUED

     In the event that dividends on the Series B Preferred Stock are in arrears and are unpaid for four consecutive quarterly periods or six quarterly periods (whether or not consecutive), or upon certain other events, then, in either such case, the majority holders of the Series B Preferred Stock ("Majority Holders") may vote, as a separate class, to elect two directors to the Board of Directors. In addition, the approval of the Majority Holders, voting as a separate class, is required for any merger, consolidation or sale of substantially all of the assets of EchoStar.

8.   STOCKHOLDERS' EQUITY (DEFICIT)

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

     In November 1997, EchoStar consummated an offering of 3.4 million shares of its Class A Common Stock (the "Common Stock Offering"), including the exercise of a portion of the underwriters' over-allotment option in December 1997. The Common Stock Offering resulted in net proceeds to EchoStar of $63 million.

PREFERRED STOCK

     Preferred Stock consists of the following (in thousands, except share data):

                                                              DECEMBER 31,
                                                          ---------------------
                                                           1996          1997
                                                          ---------------------
     Preferred Stock, 20,000,000 shares authorized
      (inclusive of 900,000 shares designated as
      Series B Preferred Stock, see Note 7):
       8% Series A Cumulative Preferred Stock,
        1,616,681 shares issued and outstanding,
        including cumulative accrued dividends of $3,347
        and $4,551, respectively........................  $18,399      $ 19,603
       6 3/4% Series C Cumulative Convertible Preferred
        Stock, none and 2,300,000 shares issued and
        outstanding, respectively.......................        -       101,529
                                                          ---------------------
     Total Preferred Stock..............................  $18,399      $121,132
                                                          ---------------------
                                                          ---------------------

8% SERIES A CUMULATIVE PREFERRED STOCK

     Each share of the 8% Series A Cumulative Preferred Stock ("Series A Preferred Stock") is convertible, at the option of the holder, into one share of Class A Common Stock, subject to adjustment from time to time upon the occurrence of certain events, including, among other things (i) dividends or distributions on Class A Common Stock payable in Class A Common Stock or certain other capital stock; (ii) subdivisions, combinations or certain reclassifications of Class A Common Stock; and (iii) issuance of Class A Common Stock or rights, warrants or options to purchase Class A Common Stock at a price per share less than the liquidation preference per share. In the event of the liquidation, dissolution or winding up of EchoStar, the holders of Series A Preferred Stock would be entitled to receive an amount equal to approximately $12.13 per share as of December 31, 1997.

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

8.   STOCKHOLDERS' EQUITY (DEFICIT)--CONTINUED

     The aggregate liquidation preference for all outstanding shares of Series A Preferred Stock is limited to the original value of the Series A Preferred Stock issued, plus accrued and unpaid dividends thereon. As of December 31, 1997, the aggregate liquidation preference for all outstanding shares was $19.6 million. Each share of Series A Preferred Stock is entitled to receive dividends equal to 8% per annum of the initial liquidation preference for such share. Each share of Series A Preferred Stock automatically converts into shares of Class A Common Stock in the event they are transferred to any person other than certain permitted transferees. Each share of Series A Preferred Stock is entitled to the equivalent of ten votes for each share of Class A Common Stock into which it is convertible. Except as otherwise required by law, holders of Series A Preferred Stock vote together with the holders of Class A and Class B Common Stock as a single class.

SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In November 1997, EchoStar offered and sold (the "Series C Preferred Offering") 2.3 million shares of 6 3/4% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred Offering, after exercise by the underwriters of their 15% over-allotment option, resulted in net proceeds to EchoStar of approximately $97 million. Simultaneous with the closing of the Series C Preferred Offering, the purchasers of the Series C Preferred Stock placed approximately $15 million into an account (the "Deposit Account"). EchoStar recorded proceeds from the Series C Preferred Offering net of the amount placed in the Deposit Account. Between the date of issuance and November 2, 1999 (the date dividends begin to accrue), EchoStar is accreting the proceeds from the Series C Preferred Offering to the face amount of the Series C Preferred Stock issued ($115 million.) The Deposit Account will provide a quarterly cash payment of approximately $0.844 per share of Series C Preferred Stock (the "Quarterly Return Amount"), commencing February 1, 1998 and continuing until November 1, 1999. After that date, dividends on the Series C Preferred Stock will begin to accrue. EchoStar may, prior to the date on which any Quarterly Return Amount would otherwise be payable, deliver a notice instructing the deposit agent: (i) to purchase from EchoStar, for transfer to each holder of Series C Preferred Stock, in lieu of the Quarterly Return Amount, that number of whole shares of Class A Common Stock determined by dividing the Quarterly Return Amount by 95% of the market value of the Class A Common Stock as of the date of such notice; or (ii) defer delivery of the Quarterly Return Amount to holders of Series C Preferred Stock on such quarterly payment date until the next quarterly payment date or any subsequent payment date. However, no later than November 1, 1999 (the "Deposit Expiration Date"), any amounts remaining in the Deposit Account, as of such date, including amounts which have previously been deferred, will be
(i) paid to the holders of Series C Preferred Stock; or (ii) at EchoStar's option, used to purchase from EchoStar for delivery to each holder of Series C Preferred Stock that number of whole shares of Class A Common Stock determined by dividing the balance remaining in the Deposit Account by 95% of the market value of the shares of Class A Common Stock as of the date of EchoStar's notice.

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

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

8.   STOCKHOLDERS' EQUITY (DEFICIT)--CONTINUED

WARRANTS

     In conjunction with the 1994 Notes Offering described in Note 5, EchoStar issued 3,744,000 Warrants for the purchase of Dish, Ltd. Class A Common Stock. Effective with the Merger (see Note 1), the Warrants became exercisable for 2,808,000 shares of ECC's Class A Common Stock. The Warrants were valued at $26 million.

     Each Warrant entitles the registered holder thereof, at such holder's option, to purchase one share of ECC Class A Common Stock at a purchase price of $0.01 per share (the "Exercise Price"). The Exercise Price with respect to all of the Warrants was paid in advance and, therefore, no additional amounts are receivable by EchoStar upon exercise of the Warrants. As of December 31, 1997, Warrants to purchase 2,370 shares of EchoStar's Class A Common Stock (as adjusted for the Exchange Ratio) remain outstanding.

9.   STOCK COMPENSATION PLANS

STOCK INCENTIVE PLAN

     In April 1994, EchoStar adopted a stock incentive plan (the "Stock Incentive Plan") to provide incentive to attract and retain officers, directors and key employees. EchoStar has reserved up to 10 million shares of its Class A Common Stock for granting awards under the Stock Incentive Plan. All stock options granted through December 31, 1997 have included exercise prices not less than the fair market value of EchoStar's Class A Common Stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

     A summary of EchoStar's incentive stock option activity for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                               1995                  1996                    1997
                                      ---------------------  ---------------------  ----------------------
                                                  WEIGHTED-              WEIGHTED-               WEIGHTED-
                                                   AVERAGE                 AVERAGE                AVERAGE
                                                   EXERCISE                EXERCISE               EXERCISE
                                        OPTIONS     PRICE      OPTIONS      PRICE     OPTIONS       PRICE
                                      ---------------------  ---------------------  ----------------------
Options outstanding, beginning
 of year............................     744,872    $ 9.33    1,117,133     $12.23   1,025,273     $14.27
Granted.............................     419,772     17.13      138,790      27.02     779,550      17.05
Repriced............................           -      -              -           -     255,794      17.00
Exercised...........................   (   4,284)     9.33   (  103,766)     10.24  (   98,158)      9.64
Forfeited...........................   (  43,227)    10.55   (  126,884)     13.27  (  437,892)     19.46
                                      ---------------------  ---------------------  ----------------------
Options outstanding, end of year....   1,117,133    $12.23    1,025,273     $14.27   1,524,567     $14.99
                                      ---------------------  ---------------------  ----------------------
                                      ---------------------  ---------------------  ----------------------
Exercisable at end of year..........     142,474    $ 9.33      258,368     $11.31     347,009     $12.15
                                      ---------------------  ---------------------  ----------------------
                                      ---------------------  ---------------------  ----------------------

     Exercise prices for options outstanding as of December 31, 1997 are as follows:

                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------
                          NUMBER      WEIGHTED-                     NUMBER
                        OUTSTANDING    AVERAGE                    EXERCISABLE
                           AS OF      REMAINING      WEIGHTED-       AS OF         WEIGHTED-
    RANGE OF            DECEMBER 31, CONTRACTUAL      AVERAGE     DECEMBER 31,      AVERAGE
EXERCISE PRICES            1997         LIFE      EXERCISE PRICE     1997      EXERCISE PRICE
----------------------------------------------------------------------------------------------
$ 9.333-$11.870            429,644      4.60          $ 9.53       226,771           $ 9.48
 17.000- 17.000          1,053,683      7.11           17.00       117,990            17.00
 18.290- 26.688             41,240      4.79           20.58         2,248            26.69
----------------------------------------------------------------------------------------------
$ 9.333-$26.688          1,524,567      6.34          $14.99       347,009           $12.15
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

9.   STOCK COMPENSATION PLANS--CONTINUED

     On July 1, 1997, the Board of Directors approved a repricing of substantially all outstanding options with an exercise price greater than $17.00 per share of Class A Common Stock to $17.00 per share. The Board of Directors would not typically consider reducing the exercise price of previously granted options. However, these options were repriced due to the occurrence of certain events beyond the reasonable control of the employees of EchoStar which significantly reduced the incentive these options were intended to create. The fair market value of the Class A Common Stock was $15.25 on the date of the repricing. Options to purchase approximately 256,000 shares of Class A Common Stock were affected by this repricing.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     EchoStar has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of EchoStar's employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In October 1995, the FASB issued FAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("FAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. EchoStar's pro forma net loss attributable to common shares and pro forma basic and diluted loss per common share were as follows ( in thousands, except per share amounts):

                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995        1996        1997
                                            -----------------------------------
Net loss attributable to common shares....  $(13,079)   $(103,120)   $(323,371)
                                            -----------------------------------
                                            -----------------------------------
Basic and diluted loss per share..........  $(  0.37)   $(   2.54)   $(   7.71)
                                            -----------------------------------
                                            -----------------------------------

     The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995         1996         1997
                                            -----------------------------------
Risk-free interest rate...................     6.12%        6.80%         6.09%
Volatility factor.........................       62%          62%           68%
Dividend yield............................     0.00%        0.00%         0.00%
Expected term of options..................  6 years      6 years       6 years
Weighted-average fair value of options
 granted..................................  $  9.86      $ 16.96       $ 10.38


                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

9.   STOCK COMPENSATION PLANS--CONTINUED

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

10.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

     During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 100,000 shares of Class A Common Stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A Common Stock on the last business day of each calendar quarter in which such shares of Class A Common Stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During the fourth quarter of 1997, employees purchased 4,430 shares of Class A Common Stock through the ESPP.

401(K) EMPLOYEE SAVINGS PLAN

     EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan totaled $177,000, $226,000 and $329,000 during 1995, 1996 and 1997, respectively.
Additionally, EchoStar contributed 55,000 shares of its Class A Common Stock in 1995 and 1996, (fair value of $1 million and $935,000, respectively) to the 401(k) Plan as discretionary contributions. During 1998, EchoStar expects to contribute 80,000 shares of its Class A Common Stock (fair value of approximately $2 million) to the 401(k) Plan related to its 1997 discretionary contribution.

11.  C-BAND AND OTHER REVENUE

     Effective January 1, 1998, EchoStar ceased operation of its C-band programming business. Consequently, the net result of EchoStar's C-band programming business is reported as "C-band and other revenue" in the accompanying statements of operations. C-band and other revenue consists of the following (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                 1995       1996       1997
                                              --------------------------------
     C-band equipment sales and other.......  $ 110,992   $ 53,474   $ 30,008
     C-band programming sales...............     15,232     11,921      7,100
     C-band programming - cost of sales.....   ( 13,520)   (10,510)   ( 6,712)
                                              --------------------------------
     C-band and other revenue, net..........  $ 112,704   $ 54,885   $ 30,396
                                              --------------------------------
                                              --------------------------------

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

12.  OTHER COMMITMENTS AND CONTINGENCIES

     EchoStar has contracted with Lockheed-Khrunichev-Energia-International, Inc. ("LKE") for the launch of EchoStar IV from the Baikonur Cosmodrome in the Republic of Kazakhstan, a territory of the former Soviet Union, utilizing a Proton launch vehicle (the "LKE Contract"). The launch is currently expected to occur in the Spring of 1998. Either party may request a delay in the launch period, subject to the payment of penalties based on the length of the delay and the proximity of the request to the launch date. During 1998, EchoStar expects to expend approximately $68 million in connection with the construction launch and insurance of EchoStar IV. These expenditures will be funded from the Satellite Escrow.

     EchoStar has filed applications with the Federal Communications Commission ("FCC") for authorization to construct, launch and operate a two satellite FSS (fixed satellite service) Ku-band system and a two satellite FSS Ka-band satellite system. No assurance can be given that EchoStar's applications will be approved by the FCC or that, if approved, EchoStar will be able to successfully develop the FSS Ku-band or the Ka-band systems. EchoStar believes that establishment of the FSS Ku-band system or the FSS Ka-band system would enhance its competitive position in the DTH industry. In the event EchoStar's FSS Ku-band or Ka-band system applications are approved by the FCC, additional debt or equity financing would be required. No assurance can be given that such financing will be available, or that it will be available on terms acceptable to EchoStar.

PURCHASE COMMITMENTS

     As of December 31, 1997, EchoStar's purchase commitments totaled approximately $87 million. The majority of these commitments relate to EchoStar Receiver Systems and related components. All of the purchases related to these commitments are expected to be made during 1998. EchoStar expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations, if any.

OTHER RISKS AND CONTINGENCIES

     During February 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110DEG. West Longitude purchased by MCI Communications Corporation for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

     In May 1997, EchoStar filed a Complaint requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. EchoStar also filed a First Amended Complaint significantly expanding the scope of the litigation, to include breach of contract, failure to act in good faith, and other causes of action. EchoStar seeks specific performance of the News Agreement and damages, including lost profits based on, among other things, a jointly prepared ten-year business plan showing expected profits for EchoStar in excess of $10 billion based on consummation of the transactions contemplated by the News Agreement.

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

12.  OTHER COMMITMENTS AND CONTINGENCIES--CONTINUED

     In June 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts numerous defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting, L.L.C., assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar intends to vigorously defend against the counterclaims. Discovery commenced on July 3, 1997 and depositions are currently being taken. The case has been set for trial commencing November 1998, but that date could be postponed.

     While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS

     The following pages present the consolidating financial information for EchoStar and its subsidiaries as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997. See Note 5 for a more complete description of the subsidiary guarantors of each of the 1997 Notes, the 1996 Notes and the 1994 Notes. Because the formations of EchoStar (incorporated in 1995), DBS Corp (incorporated in 1996), and ESBC (incorporated in 1996) were all accounted for as reorganizations of entities under common control, the consolidated statements of operations and cash flows of Dish, Ltd. for the year ended December 31, 1995 also represent the consolidated statements of operations and cash flows of EchoStar, DBS Corp and ESBC. Consolidating financial information is presented for the following entities:

         Consolidated Dish, Ltd. (referred to as "Dish")
         ESBC Parent Company Only (referred to as "ESBC - PC")
         Consolidating and eliminating adjustments (referred to as "C&E") Consolidated ESBC (referred to as "ESBC")
         DBS Corp Parent Company Only (referred to as "DBS Corp - PC") Consolidated DBS Corp (referred to as "DBS Corp")
         ECC Parent Company Only (referred to as "ECC - PC")
         Other direct wholly-owned subs of ECC (referred to as "Other") Consolidated ECC (referred to as "ECC")

                      ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTSS--CONTINUED

13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS--CONTINUED

CONSOLIDATING BALANCE SHEETS - AS OF DECEMBER 31, 1996 (IN MILLIONS)

                                                                                                                              DBS
                                                                                ESBC                                         Corp-
                                                                Dish             PC            C&E           ESBC             PC
                                                               -------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                     $  25           $ 14          $   -         $   39           $  -
  Marketable investment securities                                  -             19              -             19              -
  Trade accounts receivable, net                                   14              -              -             14              -
  Inventories                                                      73              -              -             73              -
  Subscriber acquisition costs, net                                68              -              -             68              -
  Other current assets                                             19              -              -             19              -
                                                               -------------------------------------------------------------------
Total current assets                                              199             33              -            232              -

Investment in subsidiary                                            -              3             (3)             -              -
Advances to affiliates, net                                         -            280           (135)           145              -
Restricted cash and marketable investment securities               32             47              -             79              -
Property and equipment, net                                       500              -              -            500             29
FCC authorizations, net                                            12              -              -             12             60
Other noncurrent assets                                            88             17              -            105              -
                                                               -------------------------------------------------------------------
    Total assets                                                 $831           $380          $(138)        $1,073           $ 89
                                                               -------------------------------------------------------------------
                                                               -------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Trade accounts payable                                         $ 41           $  -           $  -         $   41           $  -
  Deferred revenue                                                104              -              -            104              -
  Accrued expenses                                                 41              -              -             41              2
  Advances from affiliates, net                                   135              -           (135)             -             76
  Current portion of long-term debt                                11              -              -             11              -
                                                               -------------------------------------------------------------------
Total current liabilities                                         332              -           (135)           197             78

Long term obligations, net of current portion:
  Investment in subsidiaries                                        -              -              -              -              6
  1994 Notes                                                      437              -              -            437              -
  1996 Notes                                                        -            386              -            386              -
  Mortgages and other notes payable, net of current portion        52              -              -             52             12
  Long-term deferred satellite services revenue and other
    long-term liabilities                                           7              -              -              7              -
                                                               -------------------------------------------------------------------
Total long-term liabilities                                       496            386              -            882             18
                                                               -------------------------------------------------------------------
    Total liabilities                                             828            386           (135)         1,079             96

Stockholders' equity (deficit)                                      3             (6)            (3)            (6)            (7)
                                                               -------------------------------------------------------------------
    Total liabilities and stockholders' equity (deficit)         $831           $380          $(138)        $1,073           $ 89
                                                               -------------------------------------------------------------------
                                                               -------------------------------------------------------------------

                                                                         DBS           ECC-
                                                              C&E        Corp           PC         OTHER          C&E         ECC
                                                           -----------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $  -        $  39         $  -         $  -         $  -        $  39
  Marketable investment securities                              -           19            -            -            -           19
  Trade accounts receivable, net                                -           14            -            -            -           14
  Inventories                                                   -           73            -            -            -           73
  Subscriber acquisition costs, net                             -           68            -            -            -           68
  Other current assets                                          -           19            1            3            -           23
                                                           -----------------------------------------------------------------------
Total current assets                                            -          232            1            3            -          236

Investment in subsidiary.                                       -            -            -            -            -            -
Advances to affiliates, net                                   (76)          69            -            -          (69)           -
Restricted cash and marketable investment securities            -           79            -            -            -           79
Property and equipment, net                                     -          529            -           62            -          591
FCC authorizations, net                                         -           72            -            -            -           72
Other noncurrent assets                                         -          105           70            1          (13)         163
                                                           -----------------------------------------------------------------------
    Total assets                                             $(76)     $ 1,086        $  71        $  66        $ (82)      $1,141
                                                           -----------------------------------------------------------------------
                                                           -----------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Trade accounts payable                                     $  -      $    41         $  -        $   1        $  (1)      $   41
  Deferred revenue                                              -          104            -            -            -          104
  Accrued expenses                                              -           43            1            -           (2)          42
  Advances from affiliates, net                               (76)           -            2           64          (66)           -
  Current portion of long-term debt                             -           11            -            -            -           11
                                                           -----------------------------------------------------------------------
Total current liabilities                                     (76)         199            3           65          (69)         198
Long term obligations, net of current portion:
  Investment in subsidiaries                                   (6)           -            7            -           (7)           -
  1994 Notes                                                    -          437            -            -            -          437
  1996 Notes                                                    -          386            -            -            -          386
  Mortgages and other notes payable, net of current portion     -           64            -            -          (12)          52
  Long-term deferred satellite services revenue and other
    long-term liabilities                                       -            7            -            -            -            7
                                                           -----------------------------------------------------------------------
Total long-term liabilities                                    (6)         894            7            -          (19)         882
                                                           -----------------------------------------------------------------------
    Total liabilities                                         (82)       1,093           10           65          (88)       1,080

Stockholders' equity (deficit)                                  6           (7)          61            1            6           61
                                                           -----------------------------------------------------------------------
    Total liabilities and stockholders' equity (deficit)     $(76)    $  1,086        $  71        $  66       $  (82)      $1,141
                                                           -----------------------------------------------------------------------
                                                           -----------------------------------------------------------------------

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS - CONTINUED

CONSOLIDATING BALANCE SHEETS - AS OF DECEMBER 31, 1997 (IN MILLIONS)

                                                     Dish    ESBC-PC     C&E      ESBC    DBS Corp-PC
                                                    -------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                        $   36    $  10    $   -     $  46      $  16
   Marketable investment securities                      -        -        -         -          4
   Trade accounts receivable, net                       66        -        -        66          -
   Inventories                                          23        -        -        23          -
   Subscriber acquisition costs, net                    19        -        -        19          -
   Other current assets                                  8        -        -         8          -
                                                    -------------------------------------------------
Total current assets                                   152       10        -       162         20

Advances to affiliates, net                              -      386     (194)      192         38
Restricted cash and marketable investment
 securities                                              2        -        -         2        186
Property and equipment, net                            505        -        -       505         64
FCC authorizations, net                                 12        -        -        12         69
Other noncurrent assets                                 73       16        -        89         12
                                                    -------------------------------------------------
   Total assets                                     $  744    $ 412    $(194)    $ 962      $ 389
                                                    -------------------------------------------------
                                                    -------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable                           $   68    $   -    $   -     $  68      $   -
   Deferred revenue                                    122        -        -       122          -
   Accrued expenses                                     72        -        -        72         25
   Advances from affiliates, net                       194        -     (194)        -          -
   Current portion of long-term debt                    15        -        -        15          -
                                                    -------------------------------------------------
Total current liabilities                              471        -     (194)      277         25

Long term obligations, net of current portion:
   Investment in subsidiaries.                           -      288     (288)        -        314
   1994 Notes                                          500        -        -       500          -
   1996 Notes                                            -      438        -       438          -
   1997 Notes                                            -        -        -         -        375
   Mortgages and other notes payable, net of
    current portion                                     41        -        -        41          -
   Long-term deferred satellite services revenue
    and other long-term liabilities                     20        -        -        20          -
                                                    -------------------------------------------------
Total long-term liabilities                            561      726     (288)      999        689
                                                    -------------------------------------------------
    Total liabilities                                1,032      726     (482)    1,276        714

12-1/8% Series B Senior Redeemable Exchangeable
 Preferred Stock                                         -        -        -         -          -

Stockholders' equity (deficit)                        (288)    (314)     288      (314)      (325)
                                                    -------------------------------------------------
   Total liabilities and stockholders' equity
    (deficit)                                       $  744    $ 412    $(194)    $ 962      $ 389
                                                    -------------------------------------------------
                                                    -------------------------------------------------

                                                   C&E    DBS Corp    ECC-PC     Other    C&E      ECC
                                                  -----------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                     $   -    $   62     $   83     $  -    $   -   $  145
    Marketable investment securities                  -         4        271        -        -      275
    Trade accounts receivable, net                    -        66          -        -        -       66
    Inventories                                       -        23          -        -        -       23
    Subscriber acquisition costs, net                 -        19          -        -        -       19
    Other current assets                              -         8         10        3       (5)      16
                                                  -----------------------------------------------------
Total current assets                                  -       182        364        3       (5)     544


Advances to affiliates, net                           -       230         13        -     (243)       -
Restricted cash and marketable investment
 securities                                           -       188          -        -        -      188
Property and equipment, net                           -       569          -      306        -      875
FCC authorizations, net                               -        81          -       18        -       99
Other noncurrent assets                               -       101         47        1      (49)     100
                                                  -----------------------------------------------------
    Total assets                                  $   -    $1,351     $  424     $328    $(297)  $1,806
                                                  -----------------------------------------------------
                                                  -----------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Trade accounts payable                        $   -    $   68     $    -     $  -    $   -       68
    Deferred revenue                                  -       122          -        -        1      123
    Accrued expenses                                  -        97          3       11       (9)     102
    Advances from affiliates, net                     -         -          -      243     (243)       -
    Current portion of long-term debt                          15          -        3        -       18
                                                  -----------------------------------------------------
Total current liabilities                             -       302          3      257     (251)     311

Long term obligations, net of current portion:
    Investment in subsidiaries.                    (314)        -        311        -     (311)       -
    1994 Notes                                        -       500          -        -        -      500
    1996 Notes                                        -       438          -        -        -      438
    1997 Notes                                        -       375          -        -        -      375
    Mortgages and other notes payable, net of
     current portion                                  -        41          -       57      (46)      52
    Long-term deferred satellite services revenue
     and other long-term liabilities                  -        20          -        -        -       20
                                                  -----------------------------------------------------
Total long-term liabilities                        (314)    1,374        311       57     (357)   1,385
                                                  -----------------------------------------------------
    Total liabilities                              (314)    1,676        314      314     (608)   1,696

12-1/8% Series B Senior Redeemable Exchangeable
 Preferred Stock                                      -         -        199        -        -      199

Stockholders' equity (deficit)                      314      (325)       (89)      14      311      (89)
                                                  -----------------------------------------------------
    Total liabilities and stockholders' equity
     (deficit)                                    $   -    $1,351     $  424     $328    $(297)  $1,806
                                                  -----------------------------------------------------
                                                  -----------------------------------------------------

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS --
     CONTINUED


CONSOLIDATING STATEMENTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1995 (IN MILLIONS)

                                                                DISH     ECC - PC     C&E     ECC
     REVENUE:                                                   ----------------------------------
       DTH equipment sales and integration services             $ 36       $  -       $ -     $ 36
       C-band and other                                          112          -         -      112
                                                                ----------------------------------
     Total revenue                                               148          -         -      148

     COSTS AND EXPENSES:
       Cost of sales - DTH equipment and integration services     30          -         -       30
       Cost of sales - C-band and other                           85          -         -       85
       Advertising and other                                       2          -         -        2
       General and administrative                                 36          -         -       36
       Depreciation and amortization                               3          -         -        3
                                                                ----------------------------------
     Total costs and expenses                                    156          -         -      156
                                                                ----------------------------------

     Operating loss                                               (8)         -         -       (8)

     Other Income (Expense):
       Interest income                                            13          1         -       14
       Interest expense, net of amounts capitalized              (24)         -         -      (24)
       Other                                                       1          -         -        1
       Equity in losses of subsidiaries                            -        (12)       12        -
                                                                ----------------------------------
     Total other income (expense)                                (10)       (11)       12       (9)
                                                                ----------------------------------

     Loss before income taxes                                    (18)       (11)       12      (17)
     Income tax benefit (provision), net                           6          -         -        6
                                                                ----------------------------------
     Net loss                                                   $(12)      $(11)      $12     $(11)
                                                                ----------------------------------
                                                                ----------------------------------

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS --
     CONTINUED


CONSOLIDATING STATEMENTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 (IN MILLIONS)


                                                           ESBC-                 DBS Corp-
                                                  Dish      PC     C&E   ESBC       PC        C&E
                                                 -------------------------------------------------
REVENUE:
  DISH Network:
    Subscription television services             $  50    $   -    $ -   $  50    $   -      $   -
    C-band and other                                 8        -      -       8        -          -
                                                 -------------------------------------------------
  Total DISH Network                                58        -      -      58        -          -
  DTH equipment sales and integration services      77        -      -      77        -          -
  Satellite services                                 6        -      -       6        -          -
  Other                                             56        -      -      56        -          -
                                                 -------------------------------------------------
Total revenue                                      197        -      -     197        -          -

COSTS AND EXPENSES:
  DISH Network Operating Expenses:
    Subscriber-related expenses                     23        -      -      23        -          -
    Customer service center and other               13        -      -      13        -          -
    Satellite and transmission                       7        -      -       7        -          -
                                                 -------------------------------------------------
  Total DISH Network operating expenses             43        -      -      43        -          -
  Cost of sales - DTH equipment and
    integration services                            76        -      -      76        -          -
  Cost of sales - C-band and other                  42        -      -      42        -          -
  Marketing:
    Subscriber promotion subsidies                  35        -      -      35        -          -
    Advertising and other                           18        -      -      18        -          -
                                                 -------------------------------------------------
  Total marketing expenses                          53        -      -      53        -          -
  General and administrative                        49        -      -      49        -          -
  Amortization of subscriber acquisition costs      16        -      -      16        -          -
  Depreciation and amortization                     27        -      -      27        -          -
                                                 -------------------------------------------------
Total costs and expenses                           306        -      -     306        -          -
                                                 -------------------------------------------------

Operating loss                                    (109)       -      -    (109)       -          -

Other Income (Expense):
  Interest income                                    4       10      -      14        -          -
  Interest expense, net of amounts
    capitalized                                    (37)     (24)     -     (61)      (1)         -
  Equity in losses of subsidiaries                   -      (92)    92       -     (101)       101
                                                 -------------------------------------------------
Total other income (expense)                       (33)    (106)    92     (47)    (102)       101
                                                 -------------------------------------------------

Loss before income taxes                          (142)    (106)    92    (156)    (102)       101
Income tax benefit (provision), net                 50        5      -      55        -          -
                                                 -------------------------------------------------
Net loss                                         $ (92)   $(101)   $92   $(101)   $(102)      $101
                                                 -------------------------------------------------
                                                 -------------------------------------------------



                                                   DBS     ECC-
                                                  Corp.    PC      Other    C&E     ECC
                                                 ---------------------------------------
REVENUE:
  DISH Network:
    Subscription television services             $  50    $   -     $ -    $   -   $  50
    C-band and other                                 8        -       2        -      10
                                                 ---------------------------------------
  Total DISH Network                                58        -       2        -      60
  DTH equipment sales and integration services      77        -       7       (6)     78
  Satellite services                                 6        -       -        -       6
  Other                                             56        -       1       (2)     55
                                                 ---------------------------------------
Total revenue                                      197        -      10       (8)    199

COSTS AND EXPENSES:
  DISH Network Operating Expenses:
    Subscriber-related expenses                     23        -       -        -      23
    Customer service center and other               13        -       1       (1)     13
    Satellite and transmission                       7        -       -        -       7
                                                 ---------------------------------------
  Total DISH Network operating expenses             43        -       1       (1)     43
  Cost of sales - DTH equipment and
    integration services                            76        -       6       (6)     76
  Cost of sales - C-band and other                  42        -       -        -      42
  Marketing:
    Subscriber promotion subsidies                  35        -       -       (1)     34
    Advertising and other                           18        -       -        -      18
                                                 ---------------------------------------
  Total marketing expenses                          53        -       -       (1)     52
  General and administrative                        49        -       3        -      52
  Amortization of subscriber acquisition costs      16        -       -        -      16
  Depreciation and amortization                     27        -       -        -      27
                                                 ---------------------------------------
Total costs and expenses                           306        -      10       (8)    308
                                                 ---------------------------------------

Operating loss                                    (109)       -       -        -    (109)

Other Income (Expense):
  Interest income                                   14        1       -        -      15
  Interest expense, net of amounts
    capitalized                                    (62)       -      (1)       1     (62)
  Equity in losses of subsidiaries                   -     (101)      -      101       -
                                                 ---------------------------------------
Total other income (expense)                       (48)    (100)     (1)     102     (47)
                                                 ---------------------------------------

Loss before income taxes                          (157)    (100)     (1)     102    (156)
Income tax benefit (provision), net                 55       (1)      1        -      55
                                                 ---------------------------------------
Net loss                                         $(102)   $(101)    $ -    $ 102   $(101)
                                                 ---------------------------------------
                                                 ---------------------------------------

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS -
     CONTINUED

CONSOLIDATING STATEMENTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 (IN MILLIONS)

                                                  ESBC-                  DBS CORP-          DBS      ECC -
                                         DISH      PC      C&E    ESBC      PC     C&E      CORP      PC    OTHER    C&E      ECC
                                         ------------------------------------------------------------------------------------------
REVENUE:
 DISH Network:
  Subscription television services       $ 299    $  -    $  -   $  299    $  -    $  -    $ 299     $  -   $  -    $  -    $  299
  Other                                     43       -       -       43       -       -       43        -      1       1        45
                                         ------------------------------------------------------------------------------------------
 Total DISH Network                        342       -       -      342       -       -      342        -      1       1       344
 DTH equipment sales and integration
  services                                  90       -       -       90       -       -       90        -     15     (13)       92
 Satellite services                         11       -       -       11       -       -       11        -      -       -        11
 C-band and other                           33       -       -       33       -       -       33        -      1      (4)       30
                                         ------------------------------------------------------------------------------------------
Total revenue                              476       -       -      476       -       -      476        -     17     (16)      477

COSTS AND EXPENSES:
 DISH Network Operating Expenses:
  Subscriber-related expenses              144       -       -      144       -       -      144        -      -       -       144
  Customer service center and other         35       -       -       35       -       -       35        -      3      (3)       35
  Satellite and transmission                14       -       -       14       -       -       14        -      -       -        14
                                         ------------------------------------------------------------------------------------------
 Total DISH Network operating expenses     193       -       -      193       -       -      193        -      3      (3)      193
 Cost of sales - DTH equipment and
  integration services                      61       -       -       61       -       -       61        -      9      (8)       62
 Cost of sales - C-band and other           24       -       -       24       -       -       24        -      1      (1)       24
 Marketing:
  Subscriber promotion subsidies           149       -       -      149       -       -      149        -      -      (4)      145
  Advertising and other                     35       -       -       35       -       -       35        -      -       -        35
                                         ------------------------------------------------------------------------------------------
 Total marketing expenses                  184       -       -      184       -       -      184        -      -      (4)      180
 General and administrative                 66       -       -       66       -       -       66        1      2       -        69
 Amortization of subscriber
  acquisition costs                        121       -       -      121       -       -      121        -      -       1       122
 Depreciation and amortization              51       -       -       51       -       -       51        -      -       -        51
                                         ------------------------------------------------------------------------------------------
Total costs and expenses                   700       -       -      700       -       -      700        1     15     (15)      701
                                         ------------------------------------------------------------------------------------------
Operating loss                            (224)      -       -     (224)      -       -     (224)      (1)     2      (1)     (224)

Other Income (Expense):
 Interest income                             3       2       -        5       8       -       13       11      -      (7)       17
 Interest expense, net of amounts
  capitalized                              (68)    (19)      -     (87)     (18)      -     (105)       -     (5)      6      (104)
 Other                                      (2)      -       -      (2)       -       -       (2)       -      -       -        (2)
 Equity in losses of subsidiaries            -    (291)    291       -     (308)    308        -     (323)     -     323         -
                                         ------------------------------------------------------------------------------------------
Total other income (expense)               (67)   (308)    291     (84)    (318)    308      (94)    (312)    (5)    322       (89)
                                         ------------------------------------------------------------------------------------------
Loss before income taxes                  (291)   (308)    291    (308)    (318)    308     (318)    (313)    (3)    321      (313)
Income tax benefit (provision), net          -       -       -       -        -       -        -        -      -      -          -
                                         ------------------------------------------------------------------------------------------
Net loss                                 $(291)  $(308)   $291   $(308)   $(318)   $308    $(318)   $(313)   $(3)   $321     $(313)
                                         ------------------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------------------

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS - CONTINUED

CONSOLIDATING STATEMENTS OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1995 (IN MILLIONS)

                                                           DISH    ECC - PC   OTHER    C&E     ECC
                                                          -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ (12)    $(11)     $  -    $ 12    $(11)
Adjustments to reconcile net income (loss) to net
 cash flows from operating activities:
    Equity in (earnings) losses of subsidiaries               -       12         -     (12)      -
    Depreciation and amortization                             3        -         -       -       3
    Deferred income tax benefit                              (5)       -         -       -      (5)
    Amortization of debt discount and deferred
     financing costs                                         24        -         -       -      24
    Other, net                                                1        -         -       -       1
    Changes in current assets and current liabilities,
     net                                                    (33)     (20)       20       -     (33)
                                                          -----------------------------------------
Net cash flows from operating activities                    (22)     (19)       20       -     (21)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities                (3)     (22)        -       -     (25)
Sales of marketable investment securities                    34        7         -       -      41
Purchases of restricted marketable investment
 securities                                                 (15)       -         -       -     (15)
Purchases of property and equipment                        (114)       -       (20)      -    (134)
Offering proceeds and investment earnings placed in
 escrow                                                     (10)       -         -       -     (10)
Funds released from escrow accounts                         122        -         -       -     122
Investment in convertible subordinated debentures
 from DBSI                                                    -       (1)        -       -      (1)
Investment in DBSC                                            5       (5)        -       -       -
Long-term notes receivable from and investment in DBSC        -      (16)        -       -     (16)
                                                          -----------------------------------------
Net cash flows from investing activities                     19      (37)      (20)      -     (38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class A Common Stock            -       63         -       -      63
                                                          -----------------------------------------
Net cash flows from financing activities                      -       63         -       -      63
                                                          -----------------------------------------

Net increase (decrease) in cash and cash equivalents         (3)       7         -       -       4
Cash and cash equivalents, beginning of year                 18        -         -       -      18
                                                          -----------------------------------------
Cash and cash equivalents, end of year                    $  15     $  7      $  -    $  -    $ 22
                                                          -----------------------------------------
                                                          -----------------------------------------

                     ECHOSTAR COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS - CONTINUED

CONSOLIDATING STATEMENTS OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1996 (IN MILLIONS)

                                                          Dish     ESBC-PC   C&E      ESBC   DBS Corp-PC   C&E
                                                         -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $ (92)    $(101)    $ 92     $(101)    $(102)     $ 101
Adjustments to reconcile net income (loss) to
 net cash flows from operating activities:
    Equity in (earnings) losses of subsidiaries              -        92      (92)        -       101       (101)
    Depreciation and amortization                           27         -        -        27         -          -
    Amortization of subscriber acquisition costs            16         -        -        16         -          -
    Deferred income tax benefit                            (45)       (5)       -       (50)        -          -
    Amortization of debt discount and deferred
     financing costs                                        34        24        3        61         -          -
    Other, net                                              10         -        -        10         -          -
    Changes in current assets and current
     liabilities, net                                      152      (268)      (3)     (119)       70          -
                                                         -------------------------------------------------------
Net cash flows from operating activities                   102      (258)       -      (156)       69          -

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities                -      (138)       -      (138)        -          -
Sales of marketable investment securities                    -       120        -       120         -              -
Purchases of restricted marketable investment
 securities                                                (21)        -        -       (21)        -          -
Funds released from escrow and restricted cash and
 marketable investment securities                          100       136        -       236         -          -
Purchases of property and equipment                       (158)        -        -      (158)      (26)         -
Offering proceeds and investment earnings placed
 in escrow                                                 (11)     (183)       -      (194)        -          -
Payments received on convertible subordinated
 debentures from SSET                                        6         -        -         6         -          -
Long-term notes receivable from DBSC                         -         -        -         -         -          -
Long-term note receivable from DBS Corp                      -         -        -         -         -          -
Expenditures for FCC authorizations                          -         -        -         -       (55)         -
Other                                                        -         -        -         -         -          -
                                                         -------------------------------------------------------
Net cash flows from investing activities                   (84)      (65)       -      (149)      (81)         -

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 1996 Notes                     -       337        -       337         -          -
Proceeds from note payable to ECC                            -         -        -         -        12          -
Repayments of mortgage indebtedness and notes payable       (8)        -        -        (8)         -         -
Stock options exercised                                      -         -        -         -         -          -
                                                         -------------------------------------------------------
Net cash flows from financing activities                    (8)      337        -       329        12          -
                                                         -------------------------------------------------------

Net increase (decrease) in cash and cash equivalents        10        14        -        24         -          -
Cash and cash equivalents, beginning of year                15         -        -        15         -          -
                                                         -------------------------------------------------------
Cash and cash equivalents, end of year                   $  25     $  14     $  -     $  39      $  -        $ -
                                                         -------------------------------------------------------
                                                         -------------------------------------------------------


                                                           DBS Corp   ECC - PC    OTHER     C&E       ECC
                                                         -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (102)     $(101)     $  -     $ 102     $(101)
Adjustments to reconcile net income (loss) to net
 cash flows from operating activities:
    Equity in (earnings) losses of subsidiaries                 -        101         -      (101)        -
    Depreciation and amortization                              27          -         -         -        27
    Amortization of subscriber acquisition costs               16          -         -         -        16
    Deferred income tax benefit                               (50)         -         -         -       (50)
    Amortization of debt discount and deferred
     financing costs                                           61          -         -         -        61
    Other, net                                                 10         (2)        -         -         8
    Changes in current assets and current
     liabilities, net                                         (49)        26        38        (4)       11
                                                         -----------------------------------------------------
    Net cash flows from operating activities                  (87)        24        38        (3)      (28)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities                (138)         -         -         -      (138)
Sales of marketable investment securities                     120         15         -         -       135
Purchases of restricted marketable investment
 securities                                                   (21)         -         -         -       (21)
Funds released from escrow and restricted cash
 and marketable investment securities                         236          -         -         -       236
Purchases of property and equipment                          (184)         -       (38)        -      (222)
Offering proceeds and investment earnings placed
 in escrow                                                   (194)         -         -         -      (194)
Payments received on convertible subordinated
 debentures from SSET                                           6          -         -         -         6
Long-term notes receivable from DBSC                            -        (30)        -         -       (30)
Long-term note receivable from DBS Corp                         -        (12)        -        12        -
Expenditures for FCC authorizations                           (55)         -         -         -       (55)
Other                                                           -         (6)        -         3        (3)
                                                         -----------------------------------------------------
Net cash flows from investing activities                     (230)       (33)      (38)       15      (286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 1996 Notes                      337          -         -         -       337
Proceeds from note payable to ECC                              12          -         -       (12)        -
Repayments of mortgage indebtedness and notes payable          (8)         -         -         -        (8)
Stock options exercised                                         -          2         -         -         2
                                                         -----------------------------------------------------
Net cash flows from financing activities                      341          2         -       (12)       331
                                                         -----------------------------------------------------

Net increase (decrease) in cash and cash equivalents           24         (7)        -         -        17
Cash and cash equivalents, beginning of year                   15          7         -         -        22
                                                         -----------------------------------------------------
Cash and cash equivalents, end of year                     $   39       $  -      $  -     $   -     $  39
                                                         -----------------------------------------------------
                                                         -----------------------------------------------------

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

13.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS--CONTINUED

CONSOLIDATING STATEMENTS OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1997 (IN MILLIONS)

                                                           Dish       ESBC - PC        C&E        ESBC     DBS Corp- PC       C&E
                                                         ------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $(291)       $(308)        $ 291       $(308)       $(318)        $ 308
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
  Equity in (earnings) losses of subsidiaries                 -          291          (291)          -          308          (308)
  Depreciation and amortization                              51            -             -          51            -             -
  Amortization of subscriber acquisition costs              121            -             -         121            -             -
  Amortization of debt discount and deferred
    financing costs                                          63           19             -          82            1             -
  Other, net                                                 11            -             -          11            -             -
  Changes in current assets and current liabilities, net     88          (71)            -          17         (106)            -
                                                         ------------------------------------------------------------------------
Net cash flows from operating activities                     43          (69)            -         (26)        (115)            -

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities                 -           (5)            -          (5)         (32)            -
Sales of marketable investment securities                     -           23             -          23           29             -
Purchases of restricted marketable investment securities     (1)           -             -          (1)           -             -
Funds released from escrow and restricted cash and
  marketable investment securities                           31           48             -          79           41             -
Purchases of property and equipment                         (49)           -             -         (49)         (30)            -
Offering proceeds and investment earnings placed in escrow    -            -             -           -         (228)            -
Other                                                         -           (1)            -          (1)           -             -
                                                         ------------------------------------------------------------------------
Net cash flows from investing activities                    (19)          65             -          46         (220)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class A Common Stock            -            -             -           -            -             -
Net proceeds from issuance of 1997 Notes                      -            -             -           -          363             -
Net proceeds from issuance of 12 1/8% Series B
  Senior Redeemable Exchangeable Preferred                    -            -             -           -            -             -
Net proceeds from issuance of 6 3/4% Series C
  Cumulative Convertible Preferred Stock                      -            -             -           -            -             -
Repayment of note payable to ECC                              -            -             -           -          (12)            -
Repayments of mortgage indebtedness and notes payable       (13)           -             -         (13)           -             -
Net proceeds from Class A Common Stock options
  exercised and Class A Common Stock issued to
  Employee Stock Purchase Plan                                -            -             -           -            -             -
                                                         ------------------------------------------------------------------------
Net cash flows from financing activities                    (13)           -             -         (13)         351             -
                                                         ------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         11           (4)            -           7           16             -
Cash and cash equivalents, beginning of year                 25           14             -          39            -             -
                                                         ------------------------------------------------------------------------
Cash and cash equivalents, end of year                    $  36        $  10         $   -       $  46        $  16         $   -
                                                         ------------------------------------------------------------------------
                                                         ------------------------------------------------------------------------

                                                         DBS Corp     ECC - PC       OTHER         C&E          ECC
                                                         -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $(318)       $(313)        $  (3)      $ 321        $(313)
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
  Equity in (earnings) losses of subsidiaries                 -          323             -        (323)           -
  Depreciation and amortization                              51            -             -           -           51
  Amortization of subscriber acquisition costs              121            -             -           -          121
  Amortization of debt discount and deferred
    financing costs                                          83            -             -           -           83
  Other, net                                                 11            -             -           -           11
  Changes in current assets and current liabilities, net    (89)         (18)          158          (4)          47
                                                         -----------------------------------------------------------
Net cash flows from operating activities                   (141)          (8)          155          (6)           -

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities               (37)        (271)            -           -         (308)
Sales of marketable investment securities                    52            -             -           -           52
Purchases of restricted marketable investment securities     (1)           -             -           -           (1)
Funds released from escrow and restricted cash and
  marketable investment securities                          120            -             -           -          120
Purchases of property and equipment                         (79)           -          (153)          -         (232)
Offering proceeds and investment earnings placed in escrow (228)           -             -           -         (228)
Other                                                        (1)           8            (2)         (6)          (1)
                                                         -----------------------------------------------------------
Net cash flows from investing activities                   (174)        (263)         (155)         (6)        (598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class A Common Stock            -           63             -           -           63
Net proceeds from issuance of 1997 Notes                    363            -             -           -          363
Net proceeds from issuance of 12 1/8% Series B
  Senior Redeemable Exchangeable Preferred                    -          193             -           -          193
Net proceeds from issuance of 6 3/4% Series C
  Cumulative Convertible Preferred Stock                      -           97             -           -           97
Repayment of note payable to ECC                            (12)           -             -          12            -
Repayments of mortgage indebtedness and notes payable       (13)           -             -           -          (13)
Net proceeds from Class A Common Stock options
  exercised and Class A Common Stock issued to
  Employee Stock Purchase Plan                                -            1             -           -            1
                                                         -----------------------------------------------------------
Net cash flows from financing activities                    338          354             -          12          704
                                                         -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         23           83             -           -          106
Cash and cash equivalents, beginning of year                 39            -             -           -           39
                                                         -----------------------------------------------------------
Cash and cash equivalents, end of year                    $  62        $  83         $   -        $  -        $ 145
                                                         -----------------------------------------------------------
                                                         -----------------------------------------------------------

                 ECHOSTAR COMMUNICATIONS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.  OPERATIONS IN GEOGRAPHIC AREAS

EchoStar sells certain of its products on a worldwide basis and has operations in Europe and the Pacific Rim. Information about EchoStar's operations in different geographic areas as of December 31, 1995, 1996 and 1997 and for the years then ended, is as follows (in thousands):

                                                                     OTHER
                                   UNITED STATES      EUROPE     INTERNATIONAL      TOTAL
                                   -------------     ---------   -------------   ----------
1995
----
Total revenue                       $   95,259       $  31,351      $21,910      $  148,520
                                    ----------       ---------      -------      ----------
                                    ----------       ---------      -------      ----------
Export sales                        $    6,317
                                    ----------
                                    ----------
Operating income                    $   (7,916)      $     146      $  (257)     $   (8,027)
                                    ----------       ---------      -------
                                    ----------       ---------      -------
Other income (expense), net                                                      $   (9,204)
                                                                                 ----------
                                                                                 ----------
Net income before income taxes                                                   $  (17,231)
                                                                                 ----------
                                                                                 ----------
Identifiable assets                 $   63,136       $  10,088      $ 3,788      $   77,012
                                    ----------       ---------      -------
                                    ----------       ---------      -------
Corporate assets                                                                 $  546,079
                                                                                 ----------
Total assets                                                                     $  623,091
                                                                                 ----------
                                                                                 ----------
1996
----
Total revenue                       $  161,409       $  26,984      $10,508      $  198,901
                                    ----------       ---------      -------      ----------
                                    ----------       ---------      -------      ----------
Export sales                        $    1,536
                                    ----------
                                    ----------
Operating income (loss)             $ (107,175)      $  (1,274)     $  (896)     $ (109,345)
                                    ----------       ---------      -------
                                    ----------       ---------      -------
Other income (expense), net                                                      $ (46,334)
                                                                                 ----------
Net income before income taxes                                                   $(155,679)
                                                                                 ----------
                                                                                 ----------
Identifiable assets                 $  836,596       $   5,795      $ 1,871      $  844,262
                                    ----------       ---------      -------
                                    ----------       ---------      -------
Corporate assets                                                                 $  297,118
                                                                                 ----------
Total assets                                                                     $1,141,380
                                                                                 ----------
                                                                                 ----------
1997
----
Total revenue                       $  447,977       $  20,592      $ 8,849      $  477,418
                                    ----------       ---------      -------      ----------
                                    ----------       ---------      -------      ----------
Export sales                        $   74,065
                                    ----------
                                    ----------
Operating income (loss)             $ (222,645)      $  (1,224)     $  (402)     $ (224,271)
                                    ----------       ---------      -------
                                    ----------       ---------      -------
Other income (expense), net                                                      $  (88,408)
                                                                                 ----------
Net income before income taxes                                                   $ (312,679)
                                                                                 ----------
                                                                                 ----------
Identifiable assets                 $1,228,610       $   5,696      $ 2,682      $1,236,988
                                    ----------       ---------      -------
                                    ----------       ---------      -------
Corporate assets                                                                 $  568,658
                                                                                 ----------
Total assets                                                                     $1,805,646
                                                                                 ----------
                                                                                 ----------

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

15. VALUATION AND QUALIFYING ACCOUNTS

EchoStar's valuation and qualifying accounts as of December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                       BALANCE AT  CHARGED TO
                                       BEGINNING   COSTS AND                BALANCE AT
                                        OF YEAR    EXPENSES    DEDUCTIONS   END OF YEAR
                                       ------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
  Assets:
    Allowance for doubtful accounts      $  186     $ 1,160     $  (240)      $1,106
    Loan loss reserve                        95          19         (36)          78
    Reserve for inventory                 1,585       1,511        (299)       2,797
  Liabilities:
    Reserve for warranty costs and other  1,493         562        (950)       1,105

YEAR ENDED DECEMBER 31, 1996:
  Assets:
    Allowance for doubtful accounts      $1,106     $ 2,340     $(1,952)      $1,494
    Loan loss reserve                        78         660         (94)         644
    Reserve for inventory                 2,797       4,304      (1,438)       5,663
  Liabilities:
    Reserve for warranty costs and other  1,105       (342)            -         763

YEAR ENDED DECEMBER 31, 1997:
  Assets:
    Allowance for doubtful accounts      $1,494     $ 4,343     $(4,490)      $1,347
    Loan loss reserve                       644         714        (104)       1,254
    Reserve for inventory                 5,663       1,650      (3,473)       3,840
  Liabilities:
    Reserve for warranty costs and other    763           -         (53)         710

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     EchoStar's quarterly results of operations are summarized as follows (in thousands):

                                                        THREE MONTHS ENDED
                                   --------------------------------------------------------
                                      MARCH 31       JUNE 30    SEPTEMBER 30    DECEMBER 31
                                   --------------------------------------------------------
 Year Ended December 31, 1996:
   Total revenue                      $ 37,498      $ 70,651      $  39,037      $  51,715
   Operating loss                       (8,629)      (14,057)       (26,898)       (59,761)
   Net loss                             (7,221)      (22,554)       (26,518)       (44,693)
   Basic and diluted loss per share   $  (0.19)     $  (0.57)     $   (0.66)     $   (1.10)

 Year Ended December 31, 1997:
   Total revenue                      $ 69,524      $ 98,691      $ 130,038      $ 179,165
   Operating loss                      (44,596)      (43,021)       (88,725)       (47,929)
   Net loss                            (62,866)      (63,789)      (115,157)       (71,013)
   Basic and diluted loss per share   $  (1.54)     $  (1.54)     $   (2.78)     $   (1.80)

     Certain revenue amounts reflected above have been reclassified to conform with the 1997 presentation.

                                       F-40