Form 10-Q
period 1998-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 1998-05-13
CIK 1001082

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              ------------------------

                                     Form 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ________________.

                           Commission file number 0-26176

                        ECHOSTAR COMMUNICATIONS CORPORATION
               (Exact name of registrant as specified in its charter)

         NEVADA                                               88-0336997
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)



     5701 S. SANTA FE DRIVE
       LITTLETON, COLORADO                                        80120
(Address of principal executive offices)                        (Zip code)

                                   (303) 723-1000
                (Registrant's telephone number, including area code)

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

     AS OF MAY 8, 1998, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 15,121,686 SHARES OF CLASS A COMMON STOCK AND 29,804,401 SHARES OF CLASS B COMMON STOCK.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 TABLE OF CONTENTS


                           PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 1997 and March 31, 1998 (Unaudited) . . . . . .     1

          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1997 and 1998 (Unaudited) . . .     2

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1998 (Unaudited) . . .     3

          Notes to Condensed Consolidated Financial
            Statements (Unaudited) . . . . . . . . . . . . . . . . . . .     4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .     7

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . . . .  None


                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    12

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . .  None

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  None

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .  None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . .  None

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    13


  DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


                                                                                               December 31,     March 31,
                                                                                                   1997           1998
                                                                                               ------------   -----------
                                                                                                              (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  145,207     $  234,052
     Marketable investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . .        275,307        154,729
     Trade accounts receivable, net of
          allowance for uncollectible accounts
          of $1,347 and $1,673, respectively . . . . . . . . . . . . . . . . . . . . . . .         66,074         82,553
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,993         34,643
     Subscriber acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . .         18,869          7,850
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,655         20,705
                                                                                               ----------     ----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        544,105        534,532
Restricted Cash and Marketable Investment Securities:
     Satellite escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73,233         71,246
     Interest escrow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        112,284         89,347
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,245          2,245
                                                                                               ----------     ----------
Total restricted cash and marketable investment securities . . . . . . . . . . . . . . . .        187,762        162,838
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        874,859        898,811
FCC authorizations, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         99,388        101,494
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         99,532         97,025
                                                                                               ----------     ----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,805,646     $1,794,700
                                                                                               ----------     ----------
                                                                                               ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   67,701     $   63,464
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        122,707        113,253
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        102,287        123,127
     Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .         17,885         18,185
                                                                                               ----------     ----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        310,580        318,029

Long-term obligations, net of current portion:
     1994 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        499,863        516,829
     1996 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        438,512        452,405
     1997 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        375,000        375,000
     Mortgages and other notes payable, net of current portion . . . . . . . . . . . . . .         51,846         47,521
     Long-term deferred satellite services revenue and
          other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         19,642         22,606
                                                                                               ----------     ----------
Total long-term obligations, net of current portion. . . . . . . . . . . . . . . . . . . .      1,384,863      1,414,361
                                                                                               ----------     ----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,695,443      1,732,390

12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock, $.01
     par value, 900,000 shares authorized; 200,000 and 205,995 shares issued and outstanding, respectively; subject to mandatory redemption on July 1, 2004 at a price of $1,000 per share plus
     all accumulated and unpaid dividends. . . . . . . . . . . . . . . . . . . . . . . . .        199,164        205,585

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit):
     Preferred Stock (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        121,132        123,154
     Class A Common Stock, $.01 par value, 200,000,000 shares
          authorized, 15,005,670 and 15,101,046 shares issued
          and outstanding, respectively. . . . . . . . . . . . . . . . . . . . . . . . . .            150            151
     Class B Common Stock, $.01 par value, 100,000,000 shares
          authorized, 29,804,401 shares issued and outstanding . . . . . . . . . . . . . .            298            298
     Class C Common Stock, $.01 par value, 100,000,000 shares
          authorized, none outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
     Common Stock Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12             12
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        226,462        228,435
     Unrealized holding losses on available-for-sale securities,
          net of deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (19)             -
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (436,996)      (495,325)
                                                                                               ----------     ----------
Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . .        (88,961)      (143,275)
                                                                                               ----------     ----------
     Total liabilities and stockholders' equity (deficit). . . . . . . . . . . . . . . . .     $1,805,646     $1,794,700
                                                                                               ----------     ----------
                                                                                               ----------     ----------


    See accompanying Notes to Condensed Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)


                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                                   1997           1998
                                                                                                ----------      --------
REVENUE:
     DISH Network:
          Subscription television services . . . . . . . . . . . . . . . . . . . . . . . .       $ 48,050       $128,541
          Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,694          6,635
                                                                                                 --------       --------
     Total DISH Network. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56,744        135,176
     DTH equipment sales and integration services. . . . . . . . . . . . . . . . . . . . .          2,354         67,394
     Satellite services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,165          4,595
     C-band and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,261          7,274
                                                                                                 --------       --------
Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,524        214,439

COSTS AND EXPENSES:
     DISH Network Operating Expenses:
          Subscriber-related expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .         23,070         63,809
          Customer service center and other. . . . . . . . . . . . . . . . . . . . . . . .          6,471         11,735
          Satellite and transmission . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,782          5,252
                                                                                                 --------       --------
     Total DISH Network operating expenses . . . . . . . . . . . . . . . . . . . . . . . .         32,323         80,796
     Cost of sales - DTH equipment and integration services. . . . . . . . . . . . . . . .          2,486         47,507
     Cost of sales - C-band and other. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,008          5,942
     Marketing:
          Subscriber promotion subsidies . . . . . . . . . . . . . . . . . . . . . . . . .         13,142         43,965
          Advertising and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,280          8,253
                                                                                                 --------       --------
     Total marketing expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,422         52,218
     General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,106         19,694
     Amortization of subscriber acquisition costs. . . . . . . . . . . . . . . . . . . . .         28,150         11,019
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,625         18,428
                                                                                                 --------       --------
Total costs and expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        114,120        235,604
                                                                                                 --------       --------

Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (44,596)       (21,165)

Other Income (Expense):
     Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,772          8,934
     Interest expense, net of amounts capitalized. . . . . . . . . . . . . . . . . . . . .        (19,846)       (37,374)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (177)          (110)
                                                                                                 --------       --------
Total other income (expense) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18,251)       (28,550)
                                                                                                 --------       --------

Loss before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (62,847)       (49,715)
Income tax provision, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (19)          (171)
                                                                                                 --------       --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (62,866)       (49,886)

8% Series A Cumulative Preferred Stock dividends . . . . . . . . . . . . . . . . . . . . .           (301)          (301)
12 1/8% Series B Senior Redeemable Exchangeable Preferred
     Stock dividends payable in-kind . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         (6,421)
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock. . . . . . . . . . . .              -         (1,721)
                                                                                                 --------       --------
Numerator for basic and diluted loss per share - loss attributable
     to common shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(63,167)      $(58,329)
                                                                                                 --------       --------
                                                                                                 --------       --------

Denominator for basic and diluted loss per share -
     weighted-average common shares outstanding. . . . . . . . . . . . . . . . . . . . . .         40,922         44,811
                                                                                                 --------       --------
                                                                                                 --------       --------

Basic and diluted loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (1.54)      $  (1.30)
                                                                                                 --------       --------
                                                                                                 --------       --------


    See accompanying Notes to Condensed Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (Unaudited)


                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                                   1997           1998
                                                                                              -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(62,866)     $ (49,886)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,625         18,428
     Amortization of subscriber acquisition costs. . . . . . . . . . . . . . . . . . . . .         28,150         11,019
     Amortization of debt discount and deferred financing costs. . . . . . . . . . . . . .         18,542         27,803
     Change in reserve for excess and obsolete inventory . . . . . . . . . . . . . . . . .         (2,302)           (33)
     Change in long-term deferred satellite services revenue and
          other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          3,116          2,964
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             49            508
     Changes in current assets and current liabilities, net. . . . . . . . . . . . . . . .         (2,637)       (30,986)
                                                                                              -----------      ---------
Net cash flows from operating activities . . . . . . . . . . . . . . . . . . . . . . . . .         (5,323)       (20,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities. . . . . . . . . . . . . . . . . . . . . . .              -       (127,213)
Sales of marketable investment securities. . . . . . . . . . . . . . . . . . . . . . . . .         15,279        247,801
Purchases of restricted marketable investment securities . . . . . . . . . . . . . . . . .         (1,995)             -
Funds released from escrow and restricted cash and marketable investment securities. . . .         30,000         27,219
Investment earnings placed in escrow . . . . . . . . . . . . . . . . . . . . . . . . . . .           (416)        (2,275)
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (42,570)       (25,668)
Issuance of note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         (6,200)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (780)          (781)
                                                                                              -----------      ---------
Net cash flows from investing activities . . . . . . . . . . . . . . . . . . . . . . . . .           (482)       112,883

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of mortgage indebtedness and notes payable. . . . . . . . . . . . . . . . . . .         (3,130)        (4,025)
Net proceeds from Class A Common Stock options exercised and Class A
     Common Stock issued to Employee Stock Purchase Plan . . . . . . . . . . . . . . . . .            156            170
                                                                                              -----------      ---------
Net cash flows from financing activities . . . . . . . . . . . . . . . . . . . . . . . . .         (2,974)        (3,855)
                                                                                              -----------      ---------

Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .         (8,779)        88,845
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . .         39,231        145,207
                                                                                              -----------      ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . .       $ 30,452      $ 234,052
                                                                                              -----------      ---------
                                                                                              -----------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized . . . . . . . . . . . . . . . . . . . .       $    612      $  25,628
Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            171
Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,013          7,943
Accrued capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         10,875
8% Series A Cumulative Preferred Stock dividends . . . . . . . . . . . . . . . . . . . . .            301            301
12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock
     dividends payable in-kind . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          6,421
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock. . . . . . . . . . . .              -          1,721
The purchase price of DBSC was allocated as follows in the related purchase accounting:
     EchoStar III satellite under construction . . . . . . . . . . . . . . . . . . . . . .         51,241              -
     FCC authorizations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,651              -
     Notes receivable from DBSC, including accrued interest of $3,382. . . . . . . . . . .        (49,382)             -
     Investment in DBSC. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,044)             -
     Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .         (1,974)             -
     Other notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (500)             -
     Common stock and additional paid-in capital . . . . . . . . . . . . . . . . . . . . .        (11,992)             -


    See accompanying Notes to Condensed Consolidated Financial Statements.

                     ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, "EchoStar" or the "Company") include three interrelated business units:

     - THE DISH NETWORK - a DBS subscription television service in the United States. As of March 31, 1998, EchoStar had approximately 1.2 million DISH Network subscribers.

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

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV"), digital satellite receivers, digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the U.S. to provide consumers with a fully competitive alternative to cable television service.

RECENT DEVELOPMENTS

     EchoStar IV was launched on May 8, 1998 from the Baikonur Cosmodrome, Kazakhstan. While initial data indicates the launch was successful, the ultimate success of the launch and in-orbit operation of EchoStar IV will not be established for approximately 60 days. Subject to final agreement between the United States and Mexican administration, EchoStar IV will be tested at the 127Deg. West Longitude ("WL") orbital location for approximately two months, and will then be moved to its operational orbital location at 119.2Deg. WL. Together with EchoStar II, it will provide video, audio and data services throughout the continental United States. EchoStar IV also will provide video, audio and data services to Alaska and Hawaii.

     Provided EchoStar IV is successfully deployed at 119.2Deg. WL, EchoStar plans to relocate EchoStar I, a 16 transponder DBS satellite, from 119Deg.
WL to 148Deg. WL. EchoStar has a permit, issued by the Federal
Communications Commission (the "FCC"), for the use of 24 frequencies at the 148Deg. WL orbital slot. The FCC conditionally approved the relocation of EchoStar I to 148Deg. WL in April 1998. To retain its remaining eight frequencies at 148Deg. WL, EchoStar must, in accordance with its FCC license, complete construction of an additional DBS satellite by December 20, 2000, and that satellite must be operational by December 20, 2002.

     Once EchoStar I is operational at the 148Deg. WL orbital location, EchoStar plans to expand its local programming initiative to include certain of the largest television markets in the Mountain and Pacific time zones, and to provide expanded international, niche, educational, business television and data services.

                     ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                 (Unaudited)

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

BASIC AND DILUTED LOSS PER SHARE

     As of March 31, 1997 and 1998, options to purchase approximately 1,462,000 and 1,731,000 shares of Class A Common Stock were outstanding, respectively. Common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Securities which are convertible into shares of Class A Common Stock (8% Series A Cumulative Preferred Stock and 6 3/4% Series C Cumulative Convertible Preferred Stock) also are excluded from the calculation of diluted loss per share as they are antidilutive. As of March 31, 1997 and 1998, approximately 1,617,000 shares of Class A Common Stock were issuable upon conversion of the 8% Series A Cumulative Preferred Stock. In addition, as of March 31, 1998, approximately 4,715,000 shares of Class A Common Stock were issuable upon conversion of the 6 3/4% Series C Cumulative Convertible Preferred Stock.

3.   INVENTORIES

     Inventories consist of the following (in thousands):


                                                       DECEMBER 31,   MARCH 31,
                                                           1997         1998
                                                       ------------ -----------
                                                                    (Unaudited)
     DBS receiver components . . . . . . . . . . . . .    $12,506     $13,565
     EchoStar Receiver Systems . . . . . . . . . . . .      7,649      17,917
     Consigned DBS receiver components . . . . . . . .      3,122       4,073
     Finished goods - analog DTH equipment . . . . . .      2,116       1,614
     Spare parts and other . . . . . . . . . . . . . .      1,440       1,281
     Reserve for excess and obsolete inventory . . . .     (3,840)     (3,807)
                                                          -------     -------
                                                          $22,993     $34,643
                                                          -------     -------
                                                          -------     -------


                     ECHOSTAR COMMUNICATIONS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                 (Unaudited)

4.   PREFERRED STOCK

Preferred Stock consists of the following (in thousands, except share data):


                                                                                DECEMBER 31,    MARCH31,
                                                                                   1997           1998
                                                                                ------------   -----------
                                                                                               (Unaudited)
     Preferred Stock, 20,000,000 shares authorized
          (inclusive of 900,000 shares designated
          as Series B Preferred Stock):
     8% Series A Cumulative Preferred Stock,
          1,616,681 shares issued and outstanding,
          including cumulative accrued dividends of
          $4,551 and $4,852, respectively. . . . . . . . . . . . . . . . .      $ 19,603       $ 19,904
     6 3/4% Series C Cumulative Convertible Preferred
          Stock, 2,300,000 shares issued and outstanding . . . . . . . . .       101,529        103,250
                                                                                --------       --------
     Total Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . .      $121,132       $123,154
                                                                                --------       --------
                                                                                --------       --------


5.   COMMITMENTS AND CONTINGENCIES

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

     In November 1998 and 1999, certain meteoroid events will occur as the earth's orbit passes through the particulate trail of Comet 55P (Tempel-Tuttle). These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. EchoStar is presently evaluating the potential effects that these meteoroid events may have on its DBS satellites. At this time, it is not possible to determine what impact, if any, these meteoroid events could have on EchoStar's DBS satellites.

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

OVERVIEW

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, "EchoStar" or the "Company") include three interrelated business units:


     - THE DISH NETWORK - a DBS subscription television service in the United States. As of March 31, 1998, EchoStar had approximately 1.2 million DISH Network subscribers.

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

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV"), digital satellite receivers, digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the U.S. to provide consumers with a fully competitive alternative to cable television service.

RECENT DEVELOPMENTS

     EchoStar IV was launched on May 8, 1998 from the Baikonur Cosmodrome, Kazakhstan. While initial data indicates the launch was successful, the ultimate success of the launch and in-orbit operation of EchoStar IV will not be established for approximately 60 days. Subject to final agreement between the United States and Mexican administration, EchoStar IV will be tested at the 127Deg. West Longitude ("WL") orbital location for approximately two months, and will then be moved to its operational orbital location at 119.2Deg. WL. Together with EchoStar II, it will

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

provide video, audio and data services throughout the continental United States. EchoStar IV also will provide video, audio and data services to Alaska and Hawaii.

     Provided EchoStar IV is successfully deployed at 119.2Deg. WL, EchoStar plans to relocate EchoStar I, a 16 transponder DBS satellite, from 119Deg. WL to 148Deg. WL. EchoStar has a permit, issued by the FCC, for the use of 24 frequencies at the 148Deg. WL orbital slot. The FCC conditionally approved the relocation of EchoStar I to 148Deg. WL in April 1998. To retain its remaining eight frequencies at 148Deg. WL, EchoStar must, in accordance with its FCC license, complete construction of an additional DBS satellite by December 20, 2000, and that satellite must be operational by December 20, 2002.

     Once EchoStar I is operational at the 148Deg. WL orbital location, EchoStar plans to expand its local programming initiative to include certain of the largest television markets in the Mountain and Pacific time zones, and to provide expanded international, niche, educational, business television and data services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

     REVENUE. Total revenue for the three months ended March 31, 1998 was $214 million, an increase of $144 million or 208%, as compared to total revenue for the three months ended March 31, 1997 of $70 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from EchoStar's Technology business unit. The number of DISH Network subscribers increased from 1,040,000 at December 31, 1997 to 1.2 million subscribers at March 31, 1998. Comparatively, the number of DISH Network subscribers increased from 350,000 at December 31, 1996 to 479,600 at March 31, 1997. EchoStar expects that its revenues will continue to increase as the number of DISH Network subscribers increases. Consistent with the increases in total revenue and the number of DISH Network subscribers during the three months ended March 31, 1998, EchoStar experienced a corresponding increase in trade accounts receivable at March 31, 1998. During the three months ended March 31, 1998 and 1997, EchoStar's subscriber churn (which represents the number of subscriber disconnects during the period divided by the weighted-average number of subscribers during the period) approximated 1% per month.

     DISH Network subscription television services revenue totaled $129 million for the three months ended March 31, 1998, an increase of $81 million compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. Monthly revenue per subscriber approximated $38 during each of the three-month periods ended March 31, 1998 and 1997. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase as EchoStar adds DISH Network subscribers.

     For the three months ended March 31, 1998, DTH equipment sales and integration services totaled $67 million, an increase of $65 million compared to the three months ended March 31, 1997. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by EchoStar to international DTH service operators. EchoStar currently has agreements to provide equipment to DTH service operators in Spain and Canada. Sales pursuant to these agreements totaled $59 million for the three months ended March 31, 1998. DBS accessory and other sales totaled $8 million during the three months ended March 31, 1998, a $6 million increase compared to the same period in 1997.

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

given regarding the level of expected future revenues that may be generated from EchoStar's alliances with foreign DTH operators.

     Satellite services revenue totaled $5 million for the three months ended March 31, 1998, an increase of $3 million as compared to the same period in 1997. These revenues include, among other things, fees charged to content providers for signal carriage and revenues earned from business television
(BTV) customers for the broadcast of organizationally specific programming. The increase in satellite services revenue was primarily attributable to increased usage by EchoStar's BTV customers.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $81 million for the three months ended March 31, 1998, an increase of $49 million as compared to the same period in 1997. The increase in DISH Network operating expenses was primarily attributable to the increase in the number of DISH Network subscribers. For the three months ended March 31, 1998, DISH Network operating expenses represented 63% of subscription television services revenue compared to 67% of subscription television revenue during the corresponding period in 1997.

     Subscriber-related expenses totaled $64 million for the three months ended March 31, 1998, an increase of $41 million compared to the same period in 1997. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 50% of subscription television services revenues for the three months ended March 31, 1998, compared to 48% of subscription television services revenues for the three months ended March 31, 1997. The increase in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from an increase in copyright royalties payable by satellite providers for the transmission of distant broadcast network and superstation signals. This increase in copyright royalties accounted for approximately $3 million of the increase in subscriber-related expenses.

     Customer service center and other expenses principally consist of costs incurred in the operation of EchoStar's DISH Network customer service center, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $12 million for the three months ended March 31, 1998, an increase of $6 million as compared to the three months ended March 31, 1997. Customer service center and other expenses totaled 9% of subscription television services revenue during the three months ended March 31, 1998, compared to 13% of subscription television services revenue during the same period of the prior year. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. While there can be no assurance that customer service center and other expenses as a percentage of subscription television services revenue will not increase, EchoStar expects this expense to revenue ratio to remain near first quarter levels for the remainder of 1998.

     Satellite and transmission expenses include expenses associated with the operation of EchoStar's digital broadcast center, contracted satellite tracking, telemetry and control ("TT&C") services, and in-orbit insurance on EchoStar's DBS satellites. Satellite and transmission expenses increased $2 million during the three months ended March 31, 1998, as compared to the same period during 1997. This increase resulted from an increase in the number of EchoStar's operational DBS satellites. EchoStar expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, EchoStar expects that such costs as a percentage of DISH Network revenue may decline.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales -DTH equipment and integration services totaled $48 million for the three months ended March 31, 1998, an increase of $46 million, as compared to the three months ended March 31, 1997. This increase is consistent with the increase in DTH equipment revenue. During the three months ended March 31, 1998, cost of sales - DTH equipment and integration services principally included costs associated with digital set-top boxes and related components sold to international DTH operators. For the three months ended March 31, 1997, cost of sales - DTH equipment and integration services totaled $2 million and consisted almost entirely of costs of DBS accessories sold.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

     MARKETING EXPENSES. Marketing expenses totaled $52 million for the three months ended March 31, 1998, an increase of $36 million as compared to the same period in 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar Receiver Systems, activation allowances paid to retailers, and other promotional incentives. EchoStar recognizes subscriber promotion subsidies as incurred. These expenses totaled $44 million for the three months ended March 31, 1998, an increase of $31 million over the same period in 1997. This increase principally resulted from the immediate recognition of all subscriber promotion subsidies incurred in 1998, whereas during the three-month period ended March 31, 1997, a portion of such expenses were initially deferred and amortized over the related prepaid subscription term (generally one year). This accelerated expense recognition resulted from the introduction of the "1997 Promotion" in June 1997. The 1997 Promotion maintained the suggested retail price for a standard EchoStar Receiver System at $199, but eliminated the requirement for the coincident purchase of an extended subscription commitment. For the three months ended March 31, 1998, EchoStar's subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $51 million (approximately $250 per new subscriber activation). Comparatively, EchoStar's subscriber acquisition costs, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $58 million (in excess of $400 per new subscriber activation) during the same period in 1997. The decrease in EchoStar's subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from decreases in the manufactured cost of EchoStar Receiver Systems. Advertising and other expenses totaled $8 million for the three months ended March 31, 1998, an increase of $5 million over the same period in 1997, as a result of increased marketing activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $20 million for the three-month period ended March 31, 1998, an increase of $4 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 9% for the three months ended March 31, 1998 compared to 23% for the corresponding period in 1997. While there can be no assurance that G&A expenses as a percentage of total revenue will not increase, EchoStar expects this expense to revenue ratio to remain near first quarter levels for the remainder of 1998.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA for the three months ended March 31, 1998 improved to $8 million compared to negative EBITDA of $4 million for the same period in 1997. This improvement in EBITDA principally resulted from increases in DISH Network and Technology revenues. EchoStar believes that its EBITDA results may continue to improve in future periods as the number of DISH Network subscribers increases. However, in the event that new subscriber activations exceed expectations or subscriber acquisition costs materially increase, EchoStar's EBITDA results may be negatively impacted in the near-term because subscriber acquisition costs are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended March 31, 1998 (including amortization of subscriber acquisition costs of $11 million) aggregated $29 million, a decrease of $11 million as compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs (decrease of $17 million), partially offset by an increase in depreciation related to the addition of EchoStar III as well as other depreciable assets. Beginning in October 1997, net subscriber acquisition costs are expensed as incurred. Consequently, no additional subscriber acquisition costs are being deferred. The unamortized balance of such costs is expected to be fully amortized by September 1998.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $29 million for the three months ended March 31, 1998, an increase of $11 million as compared to the same period in 1997. The increase in other expense resulted primarily from interest expense associated with EchoStar's 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"), which were issued subsequent to the first quarter of 1997, and increases in interest expense associated with increased accreted balances on EchoStar's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and EchoStar's 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes").

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998, net cash flows used in operations totaled $20 million compared to $5 million for the same period in 1997. Capital expenditures totaled $26 million and $43 million during those same periods. EchoStar's capital expenditures during the first quarter of 1998 principally related to the ongoing construction of EchoStar IV, the expansion of EchoStar's digital broadcast operations center, and building improvements to EchoStar's new corporate headquarters.

     During the remainder of 1998, EchoStar anticipates that it will expend an additional $78 million towards construction, launch and insurance for EchoStar IV, inclusive of $6 million accrued at March 31, 1998.
Approximately $13 million of the above expenditures will be funded by satellite vendor financing and the remaining expenditures will be funded from the Satellite Escrow. In January 1998, semi-annual interest payments of $23 million commenced on the 1997 Notes. The first five of these semi-annual interest payments (through January 2000) will be funded from the Interest Escrow.

     EchoStar expects that its future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances and from cash generated from operations. EchoStar's ability to generate positive future operating and net cash flows is dependent upon its ability to continue to rapidly expand its DISH Network subscriber base and its ability to grow its Technology and Satellite Services businesses. There can be no assurance that EchoStar will be successful in achieving its goals. The amount of capital required to fund EchoStar's remaining 1998 working capital and capital expenditure needs will vary dependent upon the level of success EchoStar experiences relative to its goals. EchoStar's working capital and capital expenditure requirements could increase materially in the event of increased subscriber acquisition costs (see below), or in the event of a general economic downturn, among other factors.

SUBSCRIBER ACQUISITION COSTS

     EchoStar subsidizes the cost of EchoStar Receiver Systems in order to stimulate DISH Network subscriber growth. Consequently, EchoStar's subscriber acquisition costs are significant. During the three months ended March 31, 1998, EchoStar's aggregate subscriber acquisition costs totaled $51 million (approximately $250 per new subscriber activation). EchoStar expects that its subscriber acquisition costs, on a per new subscriber activation basis, may increase during the remainder of 1998 as a result of increased competition for DBS subscribers.

FUTURE CAPITAL REQUIREMENTS

     EchoStar will be required to deploy additional DBS satellites in order to fully-exploit certain of its remaining FCC-allocated DBS frequencies. Further, EchoStar has applications pending with, or licenses granted by, the FCC for a two satellite FSS Ku-band satellite system, a two satellite FSS Ka-band satellite system, a two satellite extended Ku-band satellite system, and a six satellite low earth orbit ("LEO") satellite system. EchoStar will need to raise additional capital to deploy additional DBS satellites and to exploit its other FCC-allocated spectrum. Additionally, there may be a number of factors, some of which are beyond EchoStar's control or ability to predict, that could require EchoStar to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, subscriber growth in excess of that currently expected, or an increase in the cost of acquiring subscribers due to additional competition, among other things. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all.

                            PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.


     10.1* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips Electronics North America Corporation.
     10.2* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd.

     27+       Financial Data Schedule.
--------------------------------


     * Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A confirming electronic copy is being filed herewith.

     +         Filed herewith.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the first quarter of 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          ECHOSTAR COMMUNICATIONS CORPORATION


                                   By:  /s/ DAVID K. MOSKOWITZ
                                      ----------------------------------------
                                        David K. Moskowitz
                                        Senior Vice President, General Counsel,
                                        Secretary and Director


                                   By:  /s/ JOHN R. HAGER
                                      ----------------------------------------
                                        John R. Hager
                                        Vice President - Controller
                                        (PRINCIPAL ACCOUNTING OFFICER)

Date:  May 13, 1998