Form 10-Q
period 1998-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 1998-08-06
CIK 1001082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              -----------------------

                                     FORM 10-Q

(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X   NO
                                                -----     -----

     AS OF JULY 31, 1998, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 15,205,794 SHARES OF CLASS A COMMON STOCK AND 29,804,401 SHARES OF CLASS B COMMON STOCK.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TABLE OF CONTENTS


                           PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 1997 and June 30, 1998 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

          Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 1997 and 1998 (Unaudited). . . . . . . . . . . . . . . . . . . . .     2

          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1997 and 1998 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .     3

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . .     4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . .    10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . .  None

                                                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  None

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  None

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .    20

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  None

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21


     DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)



                                                                                DECEMBER 31,        JUNE 30,
                                                                                    1997              1998
                                                                                    ----              ----
ASSETS                                                                                            (Unaudited)
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .        $145,207         $259,571
     Marketable investment securities. . . . . . . . . . . . . . . . . . .         275,307          131,289
     Trade accounts receivable, net of allowance for
       uncollectible accounts of $1,347 and $3,272,
       respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . .          66,074           95,072
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,993           53,540
     Subscriber acquisition costs, net . . . . . . . . . . . . . . . . . .          18,869            1,964
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .          15,655           16,090
                                                                               ----------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         544,105          557,526
Restricted Cash and Marketable Investment Securities:
     Satellite escrow. . . . . . . . . . . . . . . . . . . . . . . . . . .          73,233           24,284
     Interest escrow . . . . . . . . . . . . . . . . . . . . . . . . . . .         112,284           90,599
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,245            2,245
                                                                               ----------------------------
Total restricted cash and marketable investment securities . . . . . . . .         187,762          117,128
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .         874,859          990,395
FCC authorizations, net. . . . . . . . . . . . . . . . . . . . . . . . . .          99,388          103,682
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .          99,532           94,519
                                                                               ----------------------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,805,646       $1,863,250
                                                                               ----------------------------
                                                                               ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . .         $67,701         $100,677
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .         122,707          109,430
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .         102,287          158,408
     Current portion of long-term debt . . . . . . . . . . . . . . . . . .          17,885           20,707
                                                                               ----------------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         310,580          389,222

     Long-term obligations, net of current portion:
     1994 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         499,863          534,330
     1996 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         438,512          467,005
     1997 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         375,000          375,000
     Mortgages and other notes payable, net of
       current portion . . . . . . . . . . . . . . . . . . . . . . . . . .          51,846           53,807
     Long-term deferred satellite services revenue
       and other long-term liabilities . . . . . . . . . . . . . . . . . .          19,642           25,801
                                                                               ----------------------------
Total long-term obligations, net of current portion. . . . . . . . . . . .       1,384,863        1,455,943
                                                                               ----------------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       1,695,443        1,845,165

     12 1/8% Series B Senior Redeemable Exchangeable
       Preferred Stock, $.01 par value, 900,000 shares
       authorized; 200,000 and 212,239 shares issued and
       outstanding, respectively; subject to mandatory
       redemption on July 1, 2004 at a price of $1,000 per
       share plus all accumulated and unpaid dividends . . . . . . . . . .         199,164          212,200

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit):
     Preferred Stock (Note 6). . . . . . . . . . . . . . . . . . . . . . .         121,132          125,216
     Class A Common Stock, $.01 par value, 200,000,000 shares
       authorized, 15,005,670 and 15,202,475 shares issued
       and outstanding, respectively . . . . . . . . . . . . . . . . . . .             150              152
     Class B Common Stock, $.01 par value, 100,000,000 shares
       authorized, 29,804,401 shares issued and outstanding. . . . . . . .             298              298
     Class C Common Stock, $.01 par value, 100,000,000 shares
       authorized, none outstanding. . . . . . . . . . . . . . . . . . . .               -                -
     Common Stock Warrants . . . . . . . . . . . . . . . . . . . . . . . .              12               12
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .         226,462          229,926
     Accumulated other comprehensive loss (Note 2) . . . . . . . . . . . .             (19)               -
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .        (436,996)        (549,719)
                                                                               ----------------------------
Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . .         (88,961)        (194,115)
                                                                               ----------------------------
       Total liabilities and stockholders' equity (deficit). . . . . . . .      $1,805,646       $1,863,250
                                                                               ----------------------------
                                                                               ----------------------------


        See accompanying Notes to Condensed Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)





                                                              THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                              --------------------------              ------------------------
                                                               1997                1998                1997              1998
                                                              --------------------------              ------------------------
 REVENUE:
      DISH Network:
        Subscription television services ...................   $  62,858       $ 151,527         $  110,908      $ 280,068
        Other ..............................................      12,698           3,508             21,392         10,143
                                                               -------------------------         -------------------------
      Total DISH Network ...................................      75,556         155,035            132,300        290,211

      DTH equipment sales and integration services .........      13,713          80,445             16,067        147,839
      Satellite services ...................................       2,045           5,774              4,210         10,369
      C-band and other .....................................       7,377           4,584             15,638         11,858
                                                               -------------------------         -------------------------
 Total revenue .............................................      98,691         245,838            168,215        460,277


 COSTS AND EXPENSES:
      DISH Network Operating Expenses:
        Subscriber-related expenses ........................      31,505          69,388             54,575        133,197
        Customer service center and other ..................       5,964          14,380             12,435         26,115
        Satellite and transmission .........................       3,452           5,460              6,234         10,712
                                                               -------------------------         -------------------------

      Total DISH Network operating expenses ................      40,921          89,228             73,244        170,024
      Cost of sales - DTH equipment and integration ........      12,213          53,895             14,699        101,402
        services
      Cost of sales - C-band and other .....................       5,127           3,282             11,135          9,224
      Marketing:
        Subscriber promotion subsidies .....................      17,871          58,205             31,013        102,170

        Advertising and other ..............................       4,038           9,339              7,318         17,592
                                                               -------------------------         -------------------------
      Total marketing expenses .............................      21,909          67,544             38,331        119,762
      General and administrative ...........................      15,542          23,488             31,648         43,182
      Amortization of subscriber acquisition costs .........      33,268           5,886             61,418         16,905

      Depreciation and amortization ........................      12,732          18,759             25,357         37,187
                                                               -------------------------         -------------------------
 Total costs and expenses ..................................     141,712         262,082            255,832        497,686
                                                               -------------------------         -------------------------

 Operating loss ............................................     (43,021)        (16,244)           (87,617)       (37,409)


 Other Income (Expense):
      Interest income ......................................       1,571           7,898              3,343         16,832
      Interest expense, net of amounts capitalized .........     (22,197)        (36,546)           (42,043)       (73,920)
      Other ................................................        (117)           (713)              (294)          (823)
                                                               -------------------------         -------------------------

 Total other income (expense) ..............................     (20,743)        (29,361)           (38,994)       (57,911)
                                                               -------------------------         -------------------------

 Loss before income taxes ..................................     (63,764)        (45,605)          (126,611)       (95,320)
 Income tax provision, net .................................         (25)           (112)               (44)          (283)
                                                               -------------------------         -------------------------


 Net loss ..................................................     (63,789)        (45,717)          (126,655)       (95,603)
                                                               -------------------------         -------------------------
                                                               -------------------------         -------------------------

 8% Series A Cumulative Preferred Stock dividends ..........        (301)           (301)              (602)          (602)
 12 1/8 % Series B Senior Redeemable Exchangeable
   Preferred Stock dividends payable in-kind ...............           -          (6,615)                 -        (13,036)
 Accretion of 6 3/4 % Series C Cumulative Convertible
   Preferred Stock..........................................           -          (1,761)                 -         (3,482)
                                                               -------------------------         -------------------------
 Numerator for basic and diluted loss per share - loss
   attributable to common shareholders .....................   $ (64,090)      $ (54,394)         $(127,257)     $(112,723)
                                                               -------------------------         -------------------------
                                                               -------------------------         -------------------------
 Denominator for basic and diluted loss per share -
   weighted-average common shares outstanding ..............      41,604          44,937             41,265         44,874
                                                               -------------------------         -------------------------
                                                               -------------------------         -------------------------

 Basic and diluted loss per share ..........................   $   (1.54)      $   (1.21)         $   (3.08)     $   (2.51)
                                                               -------------------------         -------------------------
                                                               -------------------------         -------------------------

        See accompanying Notes to Condensed Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)





                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                       ------------------------
                                                                                                         1997             1998
                                                                                                       ------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ........................................................................................   $(126,655)       $ (95,603)
 Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization ..............................................................      25,357           37,187
      Amortization of subscriber acquisition costs ...............................................      61,418           16,905
      Amortization of debt discount and deferred financing costs .................................      38,731           56,387

      Change in reserve for excess and obsolete inventory ........................................       1,987               17
      Change in long-term deferred satellite services revenue and other long-term liabilities ....       5,905            6,159
      Other, net .................................................................................        (311)           2,245
      Changes in current assets and current liabilities, net .....................................     (15,623)          (3,864)
                                                                                                       ------------------------
 Net cash flows from operating activities ........................................................      (9,191)          19,433

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable investment securities ...................................................      (4,706)        (253,412)
 Sales of marketable investment securities .......................................................      18,561          397,440

 Purchases of restricted marketable investment securities ........................................      (1,645)               -
 Funds released from escrow and restricted cash and marketable investment securities .............      72,975           74,735
 Offering proceeds and investment earnings placed in escrow ......................................    (221,654)          (4,081)
 Purchases of property and equipment .............................................................     (67,104)        (110,149)
 Issuance of note receivable .....................................................................           -           (6,200)

 Payments received on note receivable ............................................................           -            3,170
 Other ...........................................................................................      (1,107)             393
                                                                                                       ------------------------
 Net cash flows from investing activities ........................................................    (204,680)         101,896



 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of 1997 Notes ........................................................     362,500                -
 Repayments of mortgage indebtedness and notes payable ...........................................      (5,551)          (8,167)
 Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to
   Employee Stock Purchase Plan ..................................................................         543            1,202
                                                                                                       ------------------------
 Net cash flows from financing activities ........................................................     357,492           (6,965)
                                                                                                       ------------------------

 Net increase in cash and cash equivalents .......................................................     143,621          114,364
 Cash and cash equivalents, beginning of period ..................................................      39,231          145,207
                                                                                                       ------------------------
 Cash and cash equivalents, end of period ........................................................   $ 182,852        $ 259,571
                                                                                                       ------------------------
                                                                                                       ------------------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Capitalized interest .......................................................................  $   16,632       $   17,868
      Accrued capital expenditures ...............................................................      32,950           16,050
      Satellite vendor financing .................................................................           -           12,950
      8% Series A Cumulative Preferred Stock dividends ...........................................         602              602
      12 1/8 % Series B Senior Redeemable Exchangeable Preferred Stock dividends payable in-kind .           -           13,036
      Accretion of 6 3/4 % Series C Cumulative Convertible Preferred Stock .......................           -            3,482
      The purchase price of DBSC was allocated as follows in the related purchase accounting:
           EchoStar III satellite under construction .............................................      51,241                -
           FCC authorizations ....................................................................      16,651                -
           Notes receivable from DBSC, including accrued interest of $3,382 ......................     (49,382)               -
           Investment in DBSC ....................................................................      (4,044)               -
           Accounts payable and accrued expenses .................................................      (1,974)               -
           Other notes payable ...................................................................        (500)               -
           Common stock and additional paid-in capital ...........................................     (11,992)               -


        See accompanying Notes to Condensed Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.  ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, "EchoStar" or the "Company") include three interrelated business units:

     - THE DISH NETWORK - a direct broadcast satellite ("DBS") subscription television service in the United States. As of June 30, 1998, EchoStar had approximately 1.4 million DISH Network subscribers.

     - ECHOSTAR TECHNOLOGIES CORPORATION ("TECHNOLOGY") - the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                        ECHOSTAR COMMUNICATIONS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
                                    (UNAUDITED)


BASIC AND DILUTED LOSS PER SHARE

     As of June 30, 1997 and 1998, options to purchase approximately 1,423,000 and 1,685,000 shares of Class A Common Stock were outstanding, respectively. Common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Securities which are convertible into shares of Class A Common Stock (8% Series A Cumulative Preferred Stock and 6 3/4% Series C Cumulative Convertible Preferred Stock) also are excluded from the calculation of diluted loss per share as they are antidilutive. As of June 30, 1997 and 1998, approximately 1,617,000 shares of Class A Common Stock were issuable upon conversion of the 8% Series A Cumulative Preferred Stock. In addition, as of June 30, 1998, approximately 4,715,000 shares of Class A Common Stock were issuable upon conversion of the 6 3/4% Series C Cumulative Convertible Preferred Stock.

COMPREHENSIVE INCOME

     EchoStar adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS No. 130") effective as of the first quarter of 1998. FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or stockholders' equity. The components of comprehensive loss, net of tax, are as follows (in thousands):


                                                      THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                      --------------------------                  --------------------------
                                                       1997                 1998                  1997                  1998
                                                      --------------------------                  --------------------------
                                                              (Unaudited)                                 (Unaudited)
 Net loss.........................................  $(63,789)            $(45,717)            $(126,655)              $(95,603)
 Change in unrealized gain (loss) on
   available-for-sales securities.................         1                    -                     -                     19
                                                    --------             --------             ---------               --------
 Comprehensive loss...............................  $(63,788)            $(45,717)            $(126,655)              $(95,584)
                                                    --------             --------             ---------               --------
                                                    --------             --------             ---------               --------



     Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gain-on-available for sale securities, net of deferred taxes.

3.   INVENTORIES

Inventories consist of the following (in thousands):


                                                       DECEMBER 31,   JUNE 30,
                                                           1997         1998
                                                       ------------------------
                                                                    (Unaudited)
 EchoStar Receiver Systems........................        $  7,649     $25,967
 DBS receiver components..........................          12,506      24,254
 Consigned DBS receiver components................           3,122       4,135
 Finished goods - analog DTH equipment............           2,116       1,959

 Spare parts and other............................           1,440       1,082
 Reserve for excess and obsolete inventory........          (3,840)     (3,857)
                                                          --------------------
                                                          $ 22,993     $53,540
                                                          --------------------
                                                          --------------------

                        ECHOSTAR COMMUNICATIONS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
                                    (UNAUDITED)


4.   PROPERTY AND EQUIPMENT

          Property and equipment consist of the following (in thousands):

                                             LIFE     DECEMBER 31,   JUNE 30,
                                          (IN YEARS)      1997         1998
                                          ---------   -----------------------
                                                                    (Unaudited)
 EchoStar I........................            12      $ 201,607    $   201,607
 EchoStar II.......................            12        228,694        228,694
 EchoStar III......................            12              -        234,083
 Furniture, fixtures and equipment.          2-12         92,264        108,546

 Buildings and improvements........          7-40         28,101         41,356
 Land..............................             -          6,356          6,670
 Tooling and other.................             2          4,336          5,182
 Vehicles..........................             7          1,320          1,290
 Construction in progress..........             -        398,142        285,690
                                                       ------------------------
      Total property and equipment.                      960,820      1,113,118
 Accumulated depreciation..........                      (85,961)      (122,723)
                                                       ------------------------
 Property and equipment, net.......                    $ 874,859    $   990,395
                                                       ------------------------
                                                       ------------------------



Construction in progress consists of the following (in thousands):


                                                    DECEMBER 31,      JUNE 30,
                                                        1997            1998
                                                    --------------------------
                                                                    (Unaudited)
 Progress amounts for satellite construction, launch,
   launch insurance and capitalized interest:
      EchoStar III................................     $234,083       $      -
      EchoStar IV.................................      119,853        208,450
 Other............................................       44,206         77,240
                                                       -----------------------
                                                       $398,142       $285,690
                                                       -----------------------
                                                       -----------------------


     EchoStar III, which was launched in October 1997, commenced commercial operation in January 1998. EchoStar IV, which was launched in May 1998, is expected to commence commercial operation in the third quarter of 1998.

5.   ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):


                                                      DECEMBER 31,    JUNE 30,
                                                          1997          1998
                                                      ------------------------
                                                                    (Unaudited)
 Accrued expenses..............................         $  31,415   $  46,488
 Accrued royalties and copyright...............            21,573      37,975
 Accrued programming...........................            20,018      25,516
 Accrued marketing expenses....................             4,660      24,375
 Accrued interest..............................            24,621      24,054
                                                        ---------------------
                                                        $ 102,287    $158,408
                                                        ---------------------
                                                        ---------------------

                        ECHOSTAR COMMUNICATIONS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
                                    (UNAUDITED)



6.   PREFERRED STOCK

Preferred Stock consists of the following (in thousands, except share data):


                                                       DECEMBER 31,   JUNE 30,
                                                           1997         1998
                                                       -----------------------
                                                                    (Unaudited)
 Preferred Stock, 20,000,000 shares authorized
   (inclusive of 900,000 shares designated as Series
   B Preferred Stock):
      8% Series A Cumulative Preferred Stock,
        1,616,681 shares issued and outstanding,
        including cumulative accrued dividends of
        $4,551 and $5,153, respectively..............    $  19,603   $  20,205
      6 3/4% Series C Cumulative Convertible
        Preferred Stock, 2,300,000 shares issued and
        outstanding..................................      101,529     105,011
                                                         ---------------------
      Total Preferred Stock..........................    $ 121,132   $ 125,216
                                                         ---------------------
                                                         ---------------------

7.   COMMITMENTS AND CONTINGENCIES

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

     In June 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts numerous defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting, L.L.C., assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar is vigorously defending against the counterclaims. The case has been set for trial commencing March 1999, but that date could be postponed.

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

                        ECHOSTAR COMMUNICATIONS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
                                    (UNAUDITED)


     In November 1998 and 1999, certain meteoroid events will occur as the earth's orbit passes through the particulate trail of Comet 55P (Tempel-Tuttle). These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. EchoStar is presently evaluating the potential effects that these meteoroid events may have on its DBS satellites. At this time, EchoStar has not finally determined the impact, if any, these meteoroid events could have on EchoStar's DBS satellites. However, many of the most sophisticated satellite operators have assessed the risk of satellite damage as very small.

8.  SUBSEQUENT EVENTS

     EchoStar IV was launched on May 8, 1998 from the Baikonur Cosmodrome, Kazakhstan and was originally expected to provide video, audio and data services to the continental United States, Alaska and Hawaii from the 119 DEG. West Longitude ("WL") orbital location. Following launch and deployment of EchoStar IV, EchoStar I was expected to be relocated from its current position at 119 DEG. WL to the 148 DEG. WL orbital location. As a result of anomalies described below, EchoStar IV has instead been moved to the 148 DEG. WL orbital location where it is expected to provide local, educational, foreign language and other niche service to customers in the Western United States. EchoStar I and EchoStar II will remain at 119 DEG. WL and will continue to provide DISH Network service without interruption or change.

     As previously announced, the south solar array on EchoStar IV did not properly deploy, resulting in a reduction of power available to operate the satellite. While final evaluations have not been completed, it now appears likely that this anomaly will limit EchoStar to operation of a maximum of 22 transponders on the satellite. The number of available transponders will decrease over time, but based on existing data approximately 16 transponders should be available for the full planned 12 year life of the satellite absent additional failures.

     An unrelated anomaly discovered subsequent to June 30, 1998 has resulted in the failure of four primary transponders (transponders 5, 6, 9 and 10), and two spare transponders on the satellite. The cause of this anomaly has not yet been established. EchoStar recently received notification from the manufacturer of the satellite, Lockheed Martin, that several transponders, in addition to those which have failed, are not recommended for use until the root cause of the anomaly has been determined and corrective procedures, if possible, are implemented to avoid further failures.

     While EchoStar IV is equipped with 32 transponders, EchoStar is only licensed by the Federal Communications Commission ("FCC") to use 24 of the total of 32 frequencies at the 148 DEG. WL orbital location, including frequencies 5, 6, 9 and 10, which correspond to the failed transponders. Consequently, while power continues to be available to operate 22 transponders on the satellite, to fully utilize the remaining available capacity of the satellite, EchoStar will need to file an application with the FCC to obtain authorization to operate transponders which correspond to frequencies which are not currently assigned to EchoStar by the FCC.

     EchoStar will also need to obtain FCC approval to operate EchoStar IV at 148 DEG. WL on a permanent basis. FCC rules require that DBS satellites positioned at 148 DEG. WL also provide service to Alaska and Hawaii. In April 1998, EchoStar received a waiver from the FCC with respect to this obligation because EchoStar planned to provide DBS service to those states via EchoStar IV from the 119 DEG. WL orbital location. As a result of moving EchoStar IV to the 148 DEG. WL orbital location, EchoStar will not be able to provide DBS service to Alaska and Hawaii from 119 DEG. WL and probably will not be able to fulfill its original obligation to provide DBS service to Alaska and Hawaii from 148 DEG. WL. Consequently, EchoStar will probably need to obtain a waiver of its obligation to provide service to Alaska and Hawaii in connection with its application to operate EchoStar IV at 148 DEG. WL on a permanent basis.

     While the FCC has typically shown flexibility when satellite failures occur, there can be no assurance that EchoStar's request will be granted. Further, it is likely that EchoStar will encounter opposition from certain parties, including those attempting to enforce the obligation to serve Alaska and Hawaii. To minimize potential opposition, EchoStar intends to enter into an agreement with a third-party to provide DTH programming services to Alaska and Hawaii on an interim basis on an FSS satellite. EchoStar also intends to construct and launch

                        ECHOSTAR COMMUNICATIONS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
                                    (UNAUDITED)


a replacement satellite at 119 DEG. WL which would provide service to Alaska and Hawaii. If the FCC were to deny EchoStar's request, EchoStar's ability to provide DBS service from EchoStar IV would be significantly reduced.

     EchoStar will file an insurance claim with respect to EchoStar IV in the near future. The Company expects to use insurance proceeds, together with other funds, to launch a new DBS satellite to its 119 DEG. WL orbital location in approximately three years or less. EchoStar also expects to file an insurance claim with respect to EchoStar III, which was launched October 5, 1997. Certain of EchoStar III's electric power converters ("EPC") are operating at temperatures slightly outside of engineering specifications. The high EPC temperatures may require certain transponders on EchoStar III to be turned off for several weeks during summer and winter solstice seasons to avoid overheating.

     Based on information currently available, management has evaluated the potential financial statement impact of these satellite anomalies in accordance with its stated accounting policies. The Company has not completed its assessment of the impairment of these satellites, but currently believes insurance proceeds will be sufficient to offset any write-downs of its satellite assets that are required because of lost transmission capacity caused by these anomalies. However, no assurance can be provided as to the ultimate amount that may be received from these insurance claims. EchoStar will continue to evaluate the operating performance of EchoStar III and EchoStar IV and may modify its loss assessment as new events or circumstances develop. EchoStar does not maintain insurance for lost profit opportunity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY ECHOSTAR OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF ECHOSTAR ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF ECHOSTAR TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: A TOTAL OR PARTIAL LOSS OF A SATELLITE DUE TO OPERATIONAL FAILURES, SPACE DEBRIS OR OTHERWISE; A DECREASE IN SALES OF DIGITAL EQUIPMENT AND RELATED SERVICES TO INTERNATIONAL DIRECT-TO-HOME ("DTH") SERVICE PROVIDERS; A DECREASE IN DISH NETWORK SUBSCRIBER GROWTH; AN INCREASE IN SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; AN UNEXPECTED PRODUCT SHORTAGE; IMPEDIMENTS TO THE RETRANSMISSION OF LOCAL OR DISTANT BROADCAST NETWORK SIGNALS; LOWER THAN EXPECTED DEMAND FOR ECHOSTAR'S DELIVERY OF LOCAL BROADCAST NETWORK SIGNALS; AN UNEXPECTED BUSINESS INTERRUPTION DUE TO THE FAILURE OF THIRD-PARTIES TO REMEDIATE YEAR 2000 ISSUES; THE INABILITY OF ECHOSTAR TO RETAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION ("FCC"); AN INCREASE IN COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; THE OUTCOME OF ANY LITIGATION IN WHICH ECHOSTAR MAY BE INVOLVED; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN ECHOSTAR'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

OVERVIEW

          The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, "EchoStar" or the "Company") include three interrelated business units:


           - THE DISH NETWORK - a DBS subscription television service in the United States. As of June 30, 1998, EchoStar had approximately
               1.4 million DISH Network subscribers.

           - ECHOSTAR TECHNOLOGIES CORPORATION ("TECHNOLOGY") - the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RECENT DEVELOPMENTS

          SATELLITE ANOMALIES

          EchoStar IV was launched on May 8, 1998 from the Baikonur Cosmodrome, Kazakhstan and was originally expected to provide video, audio and data services to the continental United States, Alaska and Hawaii from the 119 DEG. West Longitude ("WL") orbital location. Following launch and deployment of EchoStar IV, EchoStar I was expected to be relocated from its current position at 119 DEG. WL to the 148 DEG. WL orbital location. As a result of anomalies described below, EchoStar IV has instead been moved to the 148 DEG. WL orbital location where it is expected to provide local, educational, foreign language and other niche service to customers in the Western United States. EchoStar I and EchoStar II will remain at 119 DEG. WL and will continue to provide DISH Network service without interruption or change.

          As previously announced, the south solar array on EchoStar IV did not properly deploy, resulting in a reduction of power available to operate the satellite. While final evaluations have not been completed, it now appears likely that this anomaly will limit EchoStar to operation of a maximum of 22 transponders on the satellite. The number of available transponders will decrease over time, but based on existing data approximately 16 transponders should be available for the full planned 12 year life of the satellite absent additional failures.

          An unrelated anomaly discovered subsequent to June 30, 1998 has resulted in the failure of four primary transponders (transponders 5, 6, 9 and 10), and two spare transponders on the satellite. The cause of this anomaly has not yet been established. EchoStar recently received notification from the manufacturer of the satellite, Lockheed Martin, that several transponders, in addition to those which have failed, are not recommended for use until the root cause of the anomaly has been determined and corrective procedures, if possible, are implemented to avoid further failures.

          While EchoStar IV is equipped with 32 transponders, EchoStar is only licensed by the Federal Communications Commission ("FCC") to use 24 of the total of 32 frequencies at the 148 DEG. WL orbital location, including frequencies 5, 6, 9 and 10, which correspond to the failed transponders. Consequently, while power continues to be available to operate 22 transponders on the satellite, to fully utilize the remaining available capacity of the satellite, EchoStar will need to file an application with the FCC to obtain authorization to operate transponders which correspond to frequencies which are not currently assigned to EchoStar by the FCC.

          EchoStar will also need to obtain FCC approval to operate EchoStar IV at 148 DEG. WL on a permanent basis. FCC rules require that DBS satellites positioned at 148 DEG. WL also provide service to Alaska and Hawaii. In April 1998, EchoStar received a waiver from the FCC with respect to this obligation because EchoStar planned to provide DBS service to those states via EchoStar IV from the 119 DEG. WL orbital location. As a result of moving EchoStar IV to the 148 DEG. WL orbital location, EchoStar will not be able to provide DBS service to Alaska and Hawaii from 119 DEG. WL and probably will not be able to fulfill its original obligation to provide DBS service to Alaska and Hawaii from 148 DEG. WL. Consequently, EchoStar will probably need to obtain a waiver of its obligation to provide service to Alaska and Hawaii in connection with its application to operate EchoStar IV at 148 DEG. WL on a permanent basis.

          While the FCC has typically shown flexibility when satellite failures occur, there can be no assurance that EchoStar's request will be granted. Further, it is likely that EchoStar will encounter opposition from certain parties, including those attempting to enforce the obligation to serve Alaska and Hawaii. To minimize potential opposition, EchoStar intends to enter into an agreement with a third-party to provide DTH programming services to Alaska and Hawaii on an interim basis on an FSS satellite. EchoStar also intends to construct and launch a replacement satellite at 119 DEG. WL which would provide service to Alaska and Hawaii. If the FCC were to deny EchoStar's request, EchoStar's ability to provide DBS service from EchoStar IV would be significantly reduced.

          EchoStar will file an insurance claim with respect to EchoStar IV in the near future. The Company expects to use insurance proceeds, together with other funds, to launch a new DBS satellite to its 119 DEG. WL orbital location in approximately three years or less. EchoStar also expects to file an insurance claim with respect to EchoStar III,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

which was launched October 5, 1997. Certain of EchoStar III's electric power converters ("EPC") are operating at temperatures slightly outside of engineering specifications. The high EPC temperatures may require certain transponders on EchoStar III to be turned off for several weeks during summer and winter solstice seasons to avoid overheating.

          Based on information currently available, management has evaluated the potential financial statement impact of these satellite anomalies in accordance with its stated accounting policies. The Company has not completed its assessment of the impairment of these satellites, but currently believes insurance proceeds will be sufficient to offset any write-downs of its satellite assets that are required because of lost transmission capacity caused by these anomalies. However, no assurance can be provided as to the ultimate amount that may be received from these insurance claims. EchoStar will continue to evaluate the operating performance of EchoStar III and EchoStar IV and may modify its loss assessment as new events or circumstances develop. EchoStar does not maintain insurance for lost profit opportunity.

          PRIMETIME 24

          Section 119 of the Satellite Home Viewer Act ("SHVA") authorizes EchoStar to sell satellite delivered network signals (ABC, NBC, CBS Fox, etc.) to EchoStar subscribers, but only if those subscribers qualify as "unserved" households as that term is defined in the SHVA. Historically, EchoStar obtained broadcast network signals for distribution to its subscribers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributes network signals to certain of EchoStar's competitors in the satellite industry.

          Recently, a federal court in Florida issued a nationwide injunction in CBS INC., FOX BROADCASTING CO., ET. AL. V. PRIMETIME 24, JOINT VENTURE, NO. 96-3650-CIV-NESBITT (S.D. FLA. JULY 10, 1998), severely restricting the ability of PrimeTime 24 and its distributors to sell Fox and CBS programming, and requiring the disconnection of significant numbers of existing PrimeTime 24 subscribers nationwide by early October 1998. The order also imposed other obligations on PrimeTime 24 and its distributors with respect to future sales of
Fox and CBS programming nationwide.    Additionally, in a federal court suit in
North Carolina, ABC, INC., V. PRIMETIME 24, JOINT VENTURE, NO. 1:97CV00090 (M.D.N.C. JULY 16, 1998), a judge recently granted summary judgement to ABC severely restricting the ability of PrimeTime 24 to sell ABC programming in Raleigh-Durham.

          As a result of: (a) these rulings; (b) EchoStar's determination to sell local network channels back into the area from which they originate; (c) 1997 adjustments to copyright royalties payable in connection with delivery of network signals by satellite; and (d) a number of other regulatory, political, legal, contractual and business factors, during July 1998, EchoStar ceased delivering PrimeTime 24 programming, and began uplinking and distributing network signals directly. EchoStar has also implemented Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. It is also possible that some or all of the networks, and/or their affiliates, will bring copyright infringement actions against EchoStar, similar to those described above, in the near future. In the event of a decision adverse to EchoStar in any such litigation, significant damage awards and additional material restrictions on the sale of network signals by EchoStar could result. Among other things, EchoStar may be required to terminate delivery of network signals to a material portion of its subscriber base. The compliance program implemented by EchoStar, and any further restrictions on sale of network channels imposed in the future, may result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber churn.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997.

          REVENUE. Total revenue for the three months ended June 30, 1998 was $246 million, an increase of $147 million or 149%, as compared to total revenue for the three months ended June 30, 1997 of $99 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from EchoStar's Technology business unit. EchoStar expects that its revenues will continue to increase as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

the number of DISH Network subscribers increases. Consistent with the increases in total revenue and the number of DISH Network subscribers during the three months ended June 30, 1998, EchoStar experienced a corresponding increase in trade accounts receivable at June 30, 1998.

          DISH Network subscription television services revenue totaled $152 million for the three months ended June 30, 1998, an increase of $89 million, or 141% compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. The average number of DISH Network subscribers during the three months ended June 30, 1998 increased approximately 160%, as compared to the same period in 1997. Monthly revenue per subscriber approximated $39 during each of the three-month periods ended June 30, 1998 and 1997. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent EchoStar is successful in increasing the number of DISH Network subscribers.

          For the three months ended June 30, 1998, DTH equipment sales and integration services totaled $80 million, an increase of $66 million compared to the three months ended June 30, 1997. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by EchoStar to international DTH service operators. EchoStar currently has agreements to provide equipment to DTH service operators in Spain and Canada. Sales pursuant to these agreements totaled $74 million for the three months ended June 30, 1998, an increase of $62 million, as compared to $12 million for the three months ended June 30, 1997. Revenue for the three months ended June 30, 1998 primarily related to sales of digital set-top boxes and other equipment while revenue for the same period in 1997 resulted from the provision of integration services. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold.

          A substantial portion of EchoStar's Technology revenues have resulted from sales to two DTH providers. As a result, EchoStar's Technology business currently is economically dependent on these two DTH providers. EchoStar's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for EchoStar's digital set-top boxes. Due to several factors, EchoStar expects that its DTH equipment and integration services revenue may decline during the third and fourth quarters of 1998 by as much as 30% to 40% as compared to such revenue reported during the first and second quarters of 1998. These factors include an expected decrease in demand resulting from the fulfillment of initial stock orders combined with a decrease in the sales price of digital set-top boxes due to increased competition from other providers of DTH equipment. Further, during July 1998 Telefonica S.A. ("Telefonica"), one of the two DTH service providers described above, announced its intention to merge with Sogecable ("Canal Plus Satellite"), one of its primary competitors. In addition to providing competitive DTH services in Spain, the Canal Plus system in Spain has more set-top boxes in the field than Telefonica, and its conditional access and compression systems are not compatible with the equipment manufactured by EchoStar for Telefonica. EchoStar can not yet determine the possible impact that such a merger might have on future sales to Telefonica. EchoStar has binding purchase orders from Telefonica for additional 1998 and 1999 deliveries of DTH equipment. While EchoStar continues to actively pursue additional distribution and integration service opportunities, no assurance can be given that any such additional negotiations will be successful.

          Satellite services revenue totaled $6 million for the three months ended June 30, 1998, an increase of $4 million as compared to the same period in 1997. These revenues include, among other things, fees charged to content providers for signal carriage and revenues earned from business television ("BTV") customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue.

          DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $89 million for the three months ended June 30, 1998, an increase of $48 million as compared to the same period in 1997. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. For the three months ended June 30, 1998, DISH Network operating expenses represented 59% of subscription television services revenue compared to 65% of subscription television revenue

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

during the corresponding period in 1997. While EchoStar expects DISH Network operating expenses as a percentage of subscription television services revenue to approximate this level in future periods, there can be no assurance that this expense to revenue ratio will not increase.

          Subscriber-related expenses totaled $69 million for the three months ended June 30, 1998, an increase of $37 million compared to the same period in 1997. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 46% of subscription television services revenues for the three months ended June 30, 1998, compared to 50% of subscription television services revenues for the three months ended June 30, 1997. The decrease in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from a decrease in programming expenses, which resulted from a change in product mix combined with price discounts received from certain content providers.

          Customer service center and other expenses principally consist of costs incurred in the operation of EchoStar's DISH Network customer service center, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $14 million for the three months ended June 30, 1998, an increase of $8 million as compared to the three months ended June 30, 1997. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network.
Customer service center and other expenses totaled 9% of subscription television services revenue during each of the three-month periods ended June 30, 1998 and 1997. While EchoStar expects customer service center and other expenses as a percentage of subscription television services revenue to approximate this level for the remainder of 1998, there can be no assurance that this expense to revenue ratio will not increase.

          Satellite and transmission expenses include expenses associated with the operation of EchoStar's digital broadcast center, contracted satellite tracking, telemetry and control ("TT&C") services, and in-orbit insurance on EchoStar's DBS satellites. Satellite and transmission expenses increased $2 million during the three months ended June 30, 1998, as compared to the same period during 1997. This increase resulted from higher TT&C services expenses and other digital broadcast center operating expenses due to an increase in the number of operational EchoStar satellites. EchoStar expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, EchoStar expects that such costs as a percentage of DISH Network revenue may decline.

          COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES.  Cost of sales
- DTH equipment and integration services totaled $54 million for the three months ended June 30, 1998, an increase of $42 million, as compared to the three months ended June 30, 1997. This increase is consistent with the increase in DTH equipment revenue. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators.

          MARKETING EXPENSES. Marketing expenses totaled $68 million for the three months ended June 30, 1998, an increase of $46 million as compared to the same period in 1997. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar Receiver Systems, activation allowances paid to retailers, and other promotional incentives. EchoStar recognizes subscriber promotion subsidies as incurred. These expenses totaled $58 million for the three months ended June 30, 1998, an increase of $40 million over the same period in 1997. This increase resulted from increased subscriber activations and the immediate recognition of all subscriber promotion subsidies incurred in 1998, whereas during the three-month period ended June 30, 1997, a portion of such expenses were initially deferred and amortized over the related prepaid subscription term (generally one year). This accelerated expense recognition resulted from the introduction of the "1997 Promotion" in June 1997. The 1997 Promotion maintained the suggested retail price for a standard EchoStar Receiver System at $199, but eliminated the requirement for the coincident purchase of an extended subscription commitment. For the three months ended June 30, 1998, EchoStar's subscriber acquisition costs, inclusive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

of acquisition marketing expenses, totaled $66 million (approximately $280 per new subscriber activation). Comparatively, EchoStar's subscriber acquisition costs, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $43 million (in excess of $300 per new subscriber activation) during the same period in 1997. The decrease in EchoStar's subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from decreases in the manufactured cost of EchoStar Receiver Systems. EchoStar expects that its subscriber acquisition costs, on a per new subscriber activation basis, may increase during the remainder of 1998 as a result of increased competition for DBS subscribers. Advertising and other expenses totaled $9 million for the three months ended June 30, 1998, an increase of $5 million over the same period in 1997, as a result of increased marketing activity.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $23 million for the three-month period ended June 30, 1998, an increase of $7 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 10% for the three months ended June 30, 1998 compared to 16% for the corresponding period in 1997. While EchoStar expects that G&A expenses as a percentage of total revenue will approximate this level for the remainder of 1998, there can be no assurance that this expense to revenue ratio will not increase.

          EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA for the three months ended June 30, 1998 improved to $8 million compared to $3 million for the same period in 1997. This improvement in EBITDA principally resulted from increases in Technology (i.e., DTH equipment sales and integration services) and DISH Network revenues. Due to expected increases in new subscriber activations, increased marketing activity and a decrease in Technology revenue (as previously described), EchoStar expects that EBITDA results during the third and fourth quarters of 1998 may decline. To the extent that new subscriber activations exceed expectations or subscriber acquisition costs materially increase, EchoStar's EBITDA results may be negatively impacted in the near-term because subscriber acquisition costs are expensed as incurred.

          EchoStar expects to begin production of its next generation of digital set-top boxes during the third quarter of 1998. While there can be no assurance, EchoStar expects that the introduction of these digital set-top boxes may result in manufacturing cost reductions, thereby reducing subscriber acquisition costs. Previous delays in the design of this new digital set-top box will have a negative impact on EBITDA during the third quarter of 1998. In the event EchoStar experiences further delays in the production of its next generation digital set-top boxes, its inventory of digital set-top boxes, and consequently, its future new subscriber activations, subscriber acquisition costs and EBITDA results may be negatively impacted. While further delays are not expected, new product introductions often involve schedule risks that can not be anticipated or precisely quantified.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended June 30, 1998 (including amortization of subscriber acquisition costs of $6 million) aggregated $25 million, a decrease of $21 million as compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs (decrease of $27 million), partially offset by an increase in depreciation related to the commencement of operation of EchoStar III and other depreciable assets placed in service during 1998. Beginning in October 1997, net subscriber acquisition costs are expensed as incurred. Consequently, no additional subscriber acquisition costs are being deferred. The unamortized balance of such costs is expected to be fully amortized by September 1998.

          OTHER INCOME AND EXPENSE. Other expense, net totaled $29 million for the three months ended June 30, 1998, an increase of $8 million as compared to the same period in 1997. The increase in other expense resulted primarily from interest expense associated with EchoStar's 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"), which were issued in June of 1997, and increases in interest expense associated with increased accreted balances on EchoStar's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and EchoStar's 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

          REVENUE. Total revenue for the six months ended June 30, 1998 was $460 million, an increase of $292 million as compared to total revenue for the six months ended June 30, 1997 of $168 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from EchoStar's Technology business unit.

          DISH Network subscription television services revenue totaled $280 million for the six months ended June 30, 1998, an increase of $169 million, or 153%, compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. The average number of DISH Network subscribers during the six months ended June 30, 1998 increased approximately 154% as compared to the same period in 1997.

          For the six months ended June 30, 1998, DTH equipment sales and integration services totaled $148 million, an increase of $132 million compared to the six months ended June 30, 1997. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold. DTH equipment and integration services revenue for the six months ended June 30, 1998 principally resulted from sales of digital set-top boxes and other equipment while revenue for the same period in 1997 related to the provision of integration services.

          Satellite services revenue totaled $10 million for the six months ended June 30, 1998, an increase of $6 million as compared to the same period in 1997. The increase in satellite services revenue was primarily attributable to increased BTV revenue.

          DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $170 million for the six months ended June 30, 1998, an increase of $97 million as compared to the same period in 1997. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. For the six months ended June 30, 1998, DISH Network operating expenses represented 61% of subscription television services revenue compared to 66% of subscription television revenue during the corresponding period in 1997.

          Subscriber-related expenses totaled $133 million for the six months ended June 30, 1998, an increase of $78 million compared to the same period in 1997. Subscriber-related expenses totaled 48% of subscription television services revenues for the six months ended June 30, 1998, compared to 49% during the six months ended June 30, 1997.

          Customer service center and other expenses totaled $26 million for the six months ended June 30, 1998, an increase of $14 million as compared to the six months ended June 30, 1997. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% of subscription television services revenue during the six months ended June 30, 1998, compared to 11% of subscription television services revenue during the same period of the prior year.

          Satellite and transmission expenses increased $5 million during the six months ended June 30, 1998, as compared to the same period during 1997. This increase resulted from higher TT&C services expenses and other digital broadcast center operating expenses due to an increase in the number of EchoStar's operational DBS satellites.

          COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES.  Cost of sales
- DTH equipment and integration services totaled $101 million for the six months ended June 30, 1998, an increase of $86 million, as compared to the six months ended June 30, 1997. This increase is consistent with the increase in DTH equipment revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

          MARKETING EXPENSES. Marketing expenses totaled $120 million for the six months ended June 30, 1998, an increase of $82 million as compared to the same period in 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. These expenses totaled $102 million for the six months ended June 30, 1998, an increase of $71 million over the same period in 1997. The increase in subscriber promotion subsidies resulted from increased subscriber activations and the introduction of the 1997 Promotion in June 1997. Advertising and other expenses totaled $18 million for the six months ended June 30, 1998, an increase of $11 million over the same period in 1997, as a result of increased marketing activity.

          GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses totaled $43 million for the six-month period ended June 30, 1998, an increase of $11 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 9% for the six months ended June 30, 1998 compared to 19% for the corresponding period in 1997.

          EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION.
EBITDA for the six months ended June 30, 1998 improved to $17 million compared to negative EBITDA of $1 million during the same period in 1997. This improvement in EBITDA principally resulted from increases in Technology and DISH Network revenues.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the six months ended June 30, 1998 (including amortization of subscriber acquisition costs of $17 million) aggregated $54 million, a decrease of $33 million as compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs (decrease of $44 million), partially offset by an increase in depreciation related to the commencement of operation of EchoStar III and other depreciable assets placed in service during 1998.

          OTHER INCOME AND EXPENSE. Other expense, net totaled $58 million for the six months ended June 30, 1998, an increase of $19 million as compared to the same period in 1997. The increase in other expense resulted primarily from interest expense associated with the 1997 Notes, and increases in interest expense associated with increased accreted balances on the 1994 Notes and the 1996 Notes.

LIQUIDITY AND CAPITAL RESOURCES

          During the six months ended June 30, 1998, net cash flows provided by operations totaled $19 million compared to net cash flows used in operations of $9 million for the same period in 1997. Capital expenditures totaled $110 million and $67 million during those same periods. EchoStar's capital expenditures during the first six months of 1998 principally related to the ongoing construction and launch of EchoStar IV, the expansion of EchoStar's digital broadcast operations center, and building improvements to EchoStar's new corporate headquarters. Capital expenditures related to the construction and launch of EchoStar IV were funded primarily from the Satellite Escrow. While EchoStar expects its capital expenditures to decline during the remainder of 1998, there can be no assurance that these expenditures will not increase.

          EchoStar expects that its future working capital, capital expenditure (excluding additional satellite expenditures) and debt service requirements will be satisfied from existing cash and investment balances and from cash generated from operations. EchoStar's ability to generate positive future operating and net cash flows is dependent upon its ability to continue to rapidly expand its DISH Network subscriber base, and to a lesser extent on its ability to grow its Technology and Satellite Services businesses. The amount of capital required to fund EchoStar's remaining 1998 working capital and capital expenditure needs will vary dependent upon the level of EchoStar's success relative to its goals. There can be no assurance that EchoStar will be successful in achieving its goals. EchoStar's working capital requirements could increase materially in the event of increased subscriber acquisition costs, or in the event of a general economic downturn, among other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FUTURE CAPITAL REQUIREMENTS

          As a result of the anomalies experienced by EchoStar III and EchoStar IV (as previously described), and in order to fully-exploit certain of its remaining FCC-allocated DBS frequencies, EchoStar will be required to deploy additional DBS satellites. Further, EchoStar has applications pending with, or licenses granted by, the FCC for a two satellite FSS Ku-band satellite system, a two satellite FSS Ka-band satellite system, a two satellite extended Ku-band satellite system, and a six satellite low earth orbit ("LEO") satellite system. EchoStar does not expect insurance proceeds received from claims filed on EchoStar III and EchoStar IV to be sufficient to deploy additional DBS satellites and to exploit its other FCC-allocated spectrum. Therefore, EchoStar will need to raise additional capital to fund the construction and launch of additional satellites. Further, there may be a number of factors, some of which are beyond EchoStar's control or ability to predict, that could require EchoStar to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, subscriber growth in excess of that currently expected, or an increase in the cost of acquiring subscribers due to additional competition, among other things. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all.

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

          EchoStar is currently engaged in the remediation and testing of its critical computer systems to ensure Year 2000 compliance thereof. In connection with this effort, EchoStar has segregated its computer systems and corresponding Year 2000 compliance risk into three categories: internal financial and administrative systems, service-delivery systems, and third-party systems. With respect to EchoStar's internal financial and administrative systems, the Company has completed the identification, modification (as necessary) and testing of all such systems. As a result, EchoStar currently believes that its internal financial and administrative systems are Year 2000 compliant. EchoStar currently is completing a similar effort with respect to its service-delivery systems and expects all such systems to be fully Year 2000 compliant by the end of 1998. The Company also is currently assessing its vulnerability to unexpected business interruptions due to the failure of external third-parties to remediate their Year 2000 compliance issues. In connection with this assessment, the Company is in the process of communicating with all of its significant third-party business partners, suppliers and vendors to determine the extent to which EchoStar is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

          EchoStar believes its costs to successfully mitigate the Year 2000 Issue will not be material to its operations. If EchoStar's Plan is not successful or is not completed in a timely manner, the Year 2000 Issue could significantly disrupt EchoStar's ability to transact business with its customers and suppliers, and could have a material impact on its operations. There can be no assurance that the systems of other companies with which EchoStar's systems interact also will be timely converted, or that any such failure to convert by another company would not have an adverse effect on EchoStar's business or its operations.

                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          During February 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110 DEG. West Longitude purchased by MCI Communications Corporation for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

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

          In June 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts numerous defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting, L.L.C., assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar is vigorously defending against the counterclaims. The case has been set for trial commencing March 1999, but that date could be postponed.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were voted upon at the annual meeting of shareholders of EchoStar Communications Corporation held on May 22, 1998:

          a. The election of Charles W. Ergen, James DeFranco, David K. Moskowitz, Raymond L. Friedlob and O. Nolan Daines as directors to serve until the 1999 annual meeting of shareholders, and

          b. The ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company for the year ending December 31, 1998.

          The director nominees were elected and the appointment of Arthur Andersen as independent auditors was approved. The voting results were as follows:

                                                          Votes
                                          -------------------------------------
                Proposal                      For        Against      Withheld
                --------                  -----------  -----------  -----------
ELECTION AS DIRECTOR:
  Charles W. Ergen                        325,153,643          -       17,800
  James DeFranco                          325,152,554          -       18,889
  David K. Moskowitz                      325,153,573          -       17,870
  Raymond L. Friedlob                     325,153,483          -       17,960
  O. Nolan Daines                         325,152,672          -       18,771

RATIFICATION OF THE APPOINTMENT OF
  ARTHUR ANDERSEN LLP AS INDEPENDENT
  AUDITORS FOR THE COMPANY FOR THE YEAR
  ENDING DECEMBER 31, 1998                325,162,133       2,340         6,970


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

          10.1* Agreement to form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar Communications Corporation and EchoStar Satellite Corporation.

          27+       Financial Data Schedule.

--------------------------------

           * Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A confirming electronic copy is being filed herewith.

           +   Filed herewith.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the second quarter of 1998.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          ECHOSTAR COMMUNICATIONS CORPORATION


          By:  /s/ DAVID K. MOSKOWITZ
             ----------------------------------------------------------------
               David K. Moskowitz
               Senior Vice President, General Counsel, Secretary and Director


          By:  /s/ JOHN R. HAGER
             ----------------------------------------------------------------
               John R. Hager
               Vice President - Controller
               (PRINCIPAL ACCOUNTING OFFICER)

Date:  August 6, 1998