Form 10-Q
period 1998-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 1998-11-10
CIK 1001082

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              -----------------------

                                     FORM 10-Q
(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                         OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________.

                          Commission File Number: 0-26176

                        ECHOSTAR COMMUNICATIONS CORPORATION
               (Exact name of registrant as specified in its charter)

          NEVADA                                     88-0336997
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     5701 S. SANTA FE DRIVE
      LITTLETON, COLORADO                                 80120
----------------------------------------               ----------
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

     AS OF OCTOBER 30, 1998, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 15,257,713 SHARES OF CLASS A COMMON STOCK AND 29,804,401 SHARES OF CLASS B COMMON STOCK.

                                  TABLE OF CONTENTS

                           PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 1997 and September 30, 1998 (Unaudited) . . . . . . . . . .          1

          Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 1997 and 1998 (Unaudited). . .          2

          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1998 (Unaudited). . . . . . . .          3

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . .          4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . .       None

                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

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


     DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


                                                                    DECEMBER 31,  SEPTEMBER 30,
                                                                        1997           1998
                                                                    ------------  -------------
                                                                                   (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .      $  145,207     $  207,855
  Marketable investment securities . . . . . . . . . . . . . . .         275,307        153,549
  Trade accounts receivable, net of allowance for uncollectible
    accounts of $1,347 and $3,530, respectively. . . . . . . . .          66,074         83,893
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          22,993         81,974
  Subscriber acquisition costs, net. . . . . . . . . . . . . . .          18,869              -
  Other current assets . . . . . . . . . . . . . . . . . . . . .          15,655         29,095
                                                                    ------------  -------------
Total current assets . . . . . . . . . . . . . . . . . . . . . .         544,105        556,366
Restricted Assets:
  Insurance receivable (Note 5). . . . . . . . . . . . . . . . .               -        106,000
  Interest escrow. . . . . . . . . . . . . . . . . . . . . . . .         112,284         68,173
  Satellite escrow and other restricted cash and marketable
    investment securities. . . . . . . . . . . . . . . . . . . .          75,478          8,410
                                                                    ------------  -------------
Total restricted assets. . . . . . . . . . . . . . . . . . . . .         187,762        182,583
Property and equipment, net. . . . . . . . . . . . . . . . . . .         874,859        881,170
FCC authorizations, net. . . . . . . . . . . . . . . . . . . . .          99,388        104,105
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . .          99,532         90,069
                                                                    ------------  -------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . .      $1,805,646     $1,814,293
                                                                    ------------  -------------
                                                                    ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Trade accounts payable . . . . . . . . . . . . . . . . . . . .      $   67,701     $   91,396
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .         122,707        113,298
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .         102,287        134,667
  Current portion of long-term debt. . . . . . . . . . . . . . .          17,885         21,064
                                                                    ------------  -------------
Total current liabilities. . . . . . . . . . . . . . . . . . . .         310,580        360,425

Long-term obligations, net of current portion:
  1994 Notes . . . . . . . . . . . . . . . . . . . . . . . . . .         499,863        552,776
  1996 Notes . . . . . . . . . . . . . . . . . . . . . . . . . .         438,512        481,966
  1997 Notes . . . . . . . . . . . . . . . . . . . . . . . . . .         375,000        375,000
  Mortgages and other notes payable, net of current portion. . .          51,846         49,548
  Long-term deferred satellite services revenue and other
    long-term liabilities. . . . . . . . . . . . . . . . . . . .          19,642         28,095
                                                                    ------------  -------------
Total long-term obligations, net of current portion. . . . . . .       1,384,863      1,487,385
                                                                    ------------  -------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . .       1,695,443      1,847,810

12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock,
  $.01 par value, 900,000 shares authorized; 200,000 and 218,673 shares issued and outstanding, respectively; subject to mandatory redemption on July 1, 2004 at a price of $1,000 per share plus
  all accumulated and unpaid dividends. . .  . . . . . . . . . .         199,164        219,016

Commitments and Contingencies (Note 8)

Stockholders' Equity (Deficit):
  Preferred Stock (Note 7) . . . . . . . . . . . . . . . . . . .         121,132        127,309
  Class A Common Stock, $.01 par value, 200,000,000 shares
    authorized, 15,005,670 and 15,224,396 shares issued and
    outstanding, respectively. . . . . . . . . . . . . . . . . .             150            152
  Class B Common Stock, $.01 par value, 100,000,000 shares
    authorized, 29,804,401 shares issued and outstanding . . . .             298            298
  Class C Common Stock, $.01 par value, 100,000,000 shares
    authorized, none outstanding . . . . . . . . . . . . . . . .               -              -
  Common Stock Warrants. . . . . . . . . . . . . . . . . . . . .              12             12
  Additional paid-in capital . . . . . . . . . . . . . . . . . .         226,462        230,295
  Accumulated other comprehensive loss (Note 2). . . . . . . . .             (19)             -
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .        (436,996)      (610,599)
                                                                    ------------  -------------
Total stockholders' equity (deficit) . . . . . . . . . . . . . .         (88,961)      (252,533)
                                                                    ------------  -------------
    Total liabilities and stockholders' equity (deficit) . . . .      $1,805,646     $1,814,293
                                                                    ------------  -------------
                                                                    ------------  -------------


       See accompanying Notes to Condensed Consolidated Financial Statements.

                        ECHOSTAR COMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)


                                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------      -------------------------------
                                                                 1997           1998                    1997           1998
                                                            --------------------------------      -------------------------------
REVENUE:
  DISH Network:
    Subscription television services . . . . . . . . . . .      $82,078       $179,472                $192,986       $459,540
    Other. . . . . . . . . . . . . . . . . . . . . . . . .       13,698          1,861                  35,090         12,004
                                                            --------------------------------      -------------------------------
  Total DISH Network . . . . . . . . . . . . . . . . . . .       95,776        181,333                 228,076        471,544
  DTH equipment sales and integration services . . . . . .       22,584         44,191                  38,651        192,030
  Satellite services . . . . . . . . . . . . . . . . . . .        3,669          5,485                   7,879         15,854
  C-band and other . . . . . . . . . . . . . . . . . . . .        8,009          4,398                  23,647         16,256
                                                            --------------------------------      -------------------------------
Total revenue. . . . . . . . . . . . . . . . . . . . . . .      130,038        235,407                 298,253        695,684

COSTS AND EXPENSES:
  DISH Network Operating Expenses:
    Subscriber-related expenses. . . . . . . . . . . . . .       42,732         77,520                  97,307        210,717
    Customer service center and other. . . . . . . . . . .       10,754         19,539                  23,189         45,654
    Satellite and transmission . . . . . . . . . . . . . .        3,442          7,080                   9,676         17,792
                                                            --------------------------------      -------------------------------
  Total DISH Network operating expenses. . . . . . . . . .       56,928        104,139                 130,172        274,163
  Cost of sales - DTH equipment and integration services .       11,943         28,887                  26,642        130,289
  Cost of sales - C-band and other . . . . . . . . . . . .        5,212          3,331                  16,347         12,555
  Marketing:
    Subscriber promotion subsidies . . . . . . . . . . . .       63,603         57,629                  94,616        159,799
    Advertising and other. . . . . . . . . . . . . . . . .       16,786          8,114                  24,104         25,706
                                                            --------------------------------      -------------------------------
  Total marketing expenses . . . . . . . . . . . . . . . .       80,389         65,743                 118,720        185,505
  General and administrative . . . . . . . . . . . . . . .       17,209         24,797                  48,857         67,979
  Amortization of subscriber acquisition costs . . . . . .       34,124          1,964                  95,542         18,869
  Depreciation and amortization. . . . . . . . . . . . . .       12,958         21,896                  38,315         59,083
                                                            --------------------------------      -------------------------------
Total costs and expenses . . . . . . . . . . . . . . . . .      218,763        250,757                 474,595        748,443
                                                            --------------------------------      -------------------------------
Operating loss . . . . . . . . . . . . . . . . . . . . . .      (88,725)       (15,350)               (176,342)       (52,759)

Other Income (Expense):
  Interest income. . . . . . . . . . . . . . . . . . . . .        5,559          7,436                   8,902         24,268
  Interest expense, net of amounts capitalized . . . . . .      (31,898)       (44,232)                (73,941)      (118,152)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .          (73)            97                    (367)          (726)
                                                            --------------------------------      -------------------------------
Total other income (expense) . . . . . . . . . . . . . . .      (26,412)       (36,699)                (65,406)       (94,610)
                                                            --------------------------------      -------------------------------
Loss before income taxes . . . . . . . . . . . . . . . . .     (115,137)       (52,049)               (241,748)      (147,369)
Income tax benefit (provision), net. . . . . . . . . . . .          (20)            78                     (64)          (205)
                                                            --------------------------------      -------------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .     (115,157)       (51,971)               (241,812)      (147,574)
                                                            --------------------------------      -------------------------------
                                                            --------------------------------      -------------------------------

8% Series A Cumulative Preferred Stock dividends . . . . .         (301)          (301)                   (903)          (903)
12 1/8% Series B Senior Redeemable Exchangeable Preferred
  Stock dividends payable in-kind. . . . . . . . . . . . .            -         (6,816)                      -        (19,852)
Accretion of 6 3/4% Series C Cumulative Convertible
  Preferred Stock. . . . . . . . . . . . . . . . . . . . .            -         (1,792)                      -         (5,274)
                                                            --------------------------------      -------------------------------
Numerator for basic and diluted loss per share - loss
  attributable to common shareholders. . . . . . . . . . .    $(115,458)      $(60,880)              $(242,715)     $(173,603)
                                                            --------------------------------      -------------------------------
                                                            --------------------------------      -------------------------------
Denominator for basic and diluted loss per share -
  weighted-average common shares outstanding . . . . . . .       41,558         45,013                  41,364         44,921
                                                            --------------------------------      -------------------------------
                                                            --------------------------------      -------------------------------
Basic and diluted loss per share . . . . . . . . . . . . .       $(2.78)        $(1.35)                 $(5.87)        $(3.86)
                                                            --------------------------------      -------------------------------
                                                            --------------------------------      -------------------------------

     See accompanying Notes to Condensed Consolidated Financial Statements

                        ECHOSTAR COMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                         1997           1998
                                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(241,812)     $(147,574)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .         38,315         59,083
  Amortization of subscriber acquisition costs . . . . . . . . . . . . . . . . .         95,542         18,869
  Amortization of debt discount and deferred financing costs . . . . . . . . . .         60,650         89,455
  Change in reserve for excess and obsolete inventory. . . . . . . . . . . . . .          2,230            374
  Change in long-term deferred satellite services revenue and other long-term
    liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,310          8,453
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (305)         2,264
  Changes in current assets and current liabilities, net . . . . . . . . . . . .         (4,009)       (47,038)
                                                                                    -------------------------------
Net cash flows from operating activities . . . . . . . . . . . . . . . . . . . .        (40,079)       (16,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities. . . . . . . . . . . . . . . . . .        (33,006)      (382,083)
Sales of marketable investment securities. . . . . . . . . . . . . . . . . . . .         20,572        503,851
Purchases of restricted marketable investment securities . . . . . . . . . . . .         (1,145)             -
Funds released from escrow and restricted cash and marketable investment
  securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,445        116,468
Offering proceeds and investment earnings placed in escrow . . . . . . . . . . .       (224,858)        (5,269)
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . .       (183,558)      (141,426)
Issuance of note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .              -         (6,200)
Payments received on note receivable . . . . . . . . . . . . . . . . . . . . . .              -          3,170
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,579)           768
                                                                                    -------------------------------
Net cash flows from investing activities . . . . . . . . . . . . . . . . . . . .       (323,129)        89,279

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 1997 Notes . . . . . . . . . . . . . . . . . . . .        362,500              -
Repayments of mortgage indebtedness and notes payable. . . . . . . . . . . . . .         (8,413)       (12,069)
Net proceeds from Class A Common Stock options exercised and Class A Common
  Stock issued to Employee Stock Purchase Plan . . . . . . . . . . . . . . . . .            863          1,552
                                                                                    -------------------------------
Net cash flows from financing activities . . . . . . . . . . . . . . . . . . . .        354,950        (10,517)
                                                                                    -------------------------------

Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . .         (8,258)        62,648
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .         39,231        145,207
                                                                                    -------------------------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .        $30,973       $207,855
                                                                                    -------------------------------
                                                                                    -------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $27,861        $21,619
  Accrued capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .          3,500              -
  Satellite vendor financing . . . . . . . . . . . . . . . . . . . . . . . . . .              -         12,950
  8% Series A Cumulative Preferred Stock dividends . . . . . . . . . . . . . . .            903            903
  12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock dividends
    payable in-kind. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         19,852
  Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock. . . . . .              -          5,274
  The purchase price of DBSC was allocated as follows in the related purchase accounting:
    EchoStar III satellite under construction. . . . . . . . . . . . . . . . . .         51,241              -
    FCC authorizations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,651              -
    Notes receivable from DBSC, including accrued interest of $3,382 . . . . . .        (49,382)             -
    Investment in DBSC . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,044)             -
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . .         (1,974)             -
    Other notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (500)             -
    Common stock and additional paid-in capital. . . . . . . . . . . . . . . . .        (11,992)             -


     See accompanying Notes to Condensed Consolidated Financial Statements

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include three interrelated business units:

     - THE DISH NETWORK - a direct broadcast satellite ("DBS") subscription television service in the United States. As of September 30, 1998, EchoStar had approximately 1.6 million DISH Network subscribers.

     - ECHOSTAR TECHNOLOGIES CORPORATION ("TECHNOLOGY") - engaged in the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

     - SATELLITE SERVICES - engaged in the turn-key delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

BASIC AND DILUTED LOSS PER SHARE

     As of September 30, 1997 and 1998, options to purchase approximately 1,370,000 and 1,555,000 shares of Class A Common Stock were outstanding, respectively. Common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Securities which are convertible into shares of Class A Common Stock (8% Series A Cumulative Preferred Stock and 6 3/4% Series C Cumulative Convertible Preferred Stock) also are excluded from the calculation of diluted loss per share as they are antidilutive. As of September 30, 1997 and 1998, approximately 1,617,000 shares of Class A Common Stock were issuable upon conversion of the 8% Series A Cumulative Preferred Stock. In addition, as of September 30, 1998, approximately 4,715,000 shares of Class A Common Stock were issuable upon conversion of the 6 3/4% Series C Cumulative Convertible Preferred Stock.

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


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                              -------------------------     -------------------------
                                                 1997           1998           1997           1998
                                              -------------------------     -------------------------
                                                     (Unaudited)                   (Unaudited)
     Net loss. . . . . . . . . . . . . .      $(115,157)      $(51,971)     $(241,812)     $(147,574)
     Change in unrealized gain (loss) on
       available-for-sale securities . .             11              -             11             19
                                              -------------------------     -------------------------
     Comprehensive loss. . . . . . . . .      $(115,146)      $(51,971)     $(241,801)     $(147,555)
                                              -------------------------     -------------------------
                                              -------------------------     -------------------------

     Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gain on available-for-sale securities, net of deferred taxes.

3.   INVENTORIES

     Inventories consist of the following (in thousands):


                                                  DECEMBER 31,  SEPTEMBER 30,
                                                     1997           1998
                                                  ---------------------------
                                                                 (Unaudited)
     EchoStar Receiver Systems . . . . . . . . .     $7,649        $45,880
     DBS receiver components . . . . . . . . . .     12,506         34,107
     Consigned DBS receiver components . . . . .      3,122          2,749
     Finished goods - analog DTH equipment . . .      2,116          2,505
     Spare parts and other . . . . . . . . . . .      1,440            947
     Reserve for excess and obsolete inventory .     (3,840)        (4,214)
                                                  ---------------------------
                                                    $22,993        $81,974
                                                  ---------------------------
                                                  ---------------------------

                       ECHOSTAR COMMUNICATIONS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):


                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1997           1998
                                                  ---------------------------
                                                                 (Unaudited)
     EchoStar I. . . . . . . . . . . . . . . . .    $201,607       $201,607
     EchoStar II . . . . . . . . . . . . . . . .     228,694        228,694
     EchoStar III. . . . . . . . . . . . . . . .           -        234,083
     EchoStar IV (Note 5). . . . . . . . . . . .           -        104,636
     Furniture, fixtures and equipment . . . . .      92,264        155,238
     Buildings and improvements. . . . . . . . .      28,101         67,198
     Land. . . . . . . . . . . . . . . . . . . .       6,356          6,563
     Tooling and other . . . . . . . . . . . . .       4,336          5,579
     Vehicles. . . . . . . . . . . . . . . . . .       1,320          1,288
     Construction in progress. . . . . . . . . .     398,142         20,396
                                                  ---------------------------
       Total property and equipment. . . . . . .     960,820      1,025,282
     Accumulated depreciation. . . . . . . . . .     (85,961)      (144,112)
                                                  ---------------------------
       Property and equipment, net . . . . . . .    $874,859       $881,170
                                                  ---------------------------
                                                  ---------------------------


     EchoStar III, which was launched in October 1997, commenced commercial operation in January 1998. EchoStar IV, which was launched in May 1998, commenced commercial operation in August 1998. As of December 31, 1997, construction in progress primarily consisted of EchoStar III and EchoStar IV.

5.   ECHOSTAR IV DEVELOPMENTS

     As previously announced, the south solar array on EchoStar IV did not properly deploy subsequent to the launch of the satellite on May 8, 1998. This anomaly resulted in a reduction of power available to operate the satellite. In addition, an unrelated anomaly discovered during the third quarter of 1998 has resulted in the failure of six traveling-wave-tube amplifiers ("TWTAs"). The satellite is equipped with a total of 44 TWTAs. Only 24 TWTAs are necessary to fully utilize EchoStar's 24 frequencies at 148 degrees West Longitude, where the satellite is located.

     EchoStar is currently able to use a maximum of only 20 transponders as a result of the solar array anomaly described above. The number of available transponders will decrease over time, but based on existing data, EchoStar expects that approximately 16 transponders will probably be available over the entire expected 12 year life of the satellite, absent significant additional TWTA failures. In September 1998, EchoStar filed a $219.3 million insurance claim for a total constructive loss (as defined in the launch insurance policy) related to EchoStar IV. However, if EchoStar were to receive $219.3 million for a total constructive loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. While EchoStar believes it has suffered a total constructive loss of EchoStar IV in accordance with that definition in the launch insurance policy, EchoStar presently intends to negotiate a settlement with the insurers that will compensate EchoStar for the reduced satellite transmission capacity and allow EchoStar to retain title to the asset.

     During the third quarter of 1998, EchoStar recorded a $106 million provision for loss in connection with the estimated reduced operational capacity of EchoStar IV. This loss provision represents EchoStar's present estimate of its asset impairment attributable to lost transmission capacity on EchoStar IV resulting from the anomalies described above. EchoStar also recorded a $106 million gain attributable to an anticipated insurance claim receivable. While there can be no assurance as to the amount of the final insurance settlement, EchoStar believes that it will receive insurance proceeds related to EchoStar IV that will be sufficient to at least fully offset its asset impairment attributable to the reduction in capacity sustained by EchoStar IV. While EchoStar believes it has

                       ECHOSTAR COMMUNICATIONS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

sustained a total constructive loss, insurers have requested additional information and may contest the claim. To the extent that it appears highly probable that EchoStar will receive insurance proceeds in excess of the $106 million currently recorded and that no further provision for loss is necessary, a gain will be recognized for the incremental amount in the period that the amount of the final settlement can be reasonably estimated. Likewise, if the satellite insurers obtain the right to salvage from EchoStar IV by payment to EchoStar of the $219.3 million insured amount, EchoStar will record an additional loss for the remaining carrying value of EchoStar IV. Pursuant to the terms of one of its indentures, EchoStar is required to reinvest all insurance proceeds received related to EchoStar IV in a replacement satellite or, at EchoStar's option, offer to repurchase outstanding 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). EchoStar intends to procure a replacement satellite on an accelerated basis.

6.   ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):


                                             DECEMBER 31,  SEPTEMBER 30,
                                                 1997           1998
                                             ---------------------------
                                                            (Unaudited)
     Accrued expenses. . . . . . . . . .        $56,036        $44,075
     Accrued royalties and copyright . .         21,573         42,310
     Accrued programming . . . . . . . .         20,018         30,965
     Accrued marketing expenses. . . . .          4,660         17,317
                                             ---------------------------
                                               $102,287       $134,667
                                             ---------------------------
                                             ---------------------------


7.   PREFERRED STOCK

     Preferred Stock consists of the following (in thousands, except share data):

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1997           1998
                                                  ---------------------------
                                                                 (Unaudited)
     Preferred Stock, 20,000,000 shares
       authorized (inclusive of 900,000
       shares designated as Series B Preferred
       Stock):
       8% Series A Cumulative Preferred Stock,
         1,616,681 shares issued and
         outstanding, including cumulative
         accrued dividends of $4,551 and $5,454,
         respectively. . . . . . . . . . . . . .     $19,603        $20,506
       6 3/4% Series C Cumulative Convertible
         Preferred Stock, 2,300,000 shares issued
         and outstanding . . . . . . . . . . . .     101,529        106,803
                                                  ---------------------------
     Total Preferred Stock . . . . . . . . . . .    $121,132       $127,309
                                                  ---------------------------
                                                  ---------------------------


8.   COMMITMENTS AND CONTINGENCIES

THE NEWS CORPORATION LIMITED

     During February 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110degrees West Longitude purchased by MCI Communications Corporation for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

                       ECHOSTAR COMMUNICATIONS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

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

WIC PREMIUM TELEVISION LTD.

     On July 28th, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, U.S. Satellite Broadcasting Corporation ("USSB"), ECC and two of ECC's wholly-owned subsidiaries, Dish, Ltd. ("Dish") and Echosphere Corporation ("Echosphere"). The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC, Dish, and Echosphere. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of US $175 million. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

BROADCAST NETWORK PROGRAMMING

     Section 119 of the Satellite Home Viewer Act ("SHVA") authorizes EchoStar to sell satellite-delivered network signals (ABC, NBC, CBS Fox, etc.) to EchoStar subscribers, but only if those subscribers qualify as "unserved" households as that term is defined in the SHVA. Historically, EchoStar obtained broadcast network signals for distribution to its subscribers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributes network signals to certain of EchoStar's competitors in the satellite industry.

     The national networks and local affiliate stations have recently challenged PrimeTime 24's methods of selling network programming (national and local) to consumers based upon infringement of copyright. The U.S.

                       ECHOSTAR COMMUNICATIONS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

District Court for the Southern District of Florida entered a nationwide injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold according to certain stipulations in the injunction. The Court also purported to enjoin PrimeTime 24's "distributors" as well. The Plaintiff in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" and has since threatened EchoStar with litigation.

     As a result of: (a) these rulings; (b) EchoStar's determination to sell local network channels back into the area from which they originate; (c) 1997 adjustments to copyright royalties payable in connection with delivery of network signals by satellite; and (d) a number of other regulatory, political, legal, contractual and business factors, during July 1998, EchoStar ceased delivering PrimeTime 24 programming, and began uplinking and distributing network signals directly. EchoStar has also implemented Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. CBS and other broadcast networks have informed EchoStar that they believe EchoStar's method of providing distant network programming violates the SHVA and hence infringes their copyright.

     On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, EchoStar may attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. EchoStar has asked the court to enter a judgment declaring that EchoStar's method of providing distant network programming does not violate the SHVA and hence does not infringe the networks' copyrights.

     Certain national television broadcast networks (and their local affiliates) have threatened to file counter-claims or separate lawsuits against EchoStar for both the retransmission of local-into-local and distant-into-local signals. While to date EchoStar has not been served with a complaint, recent press reports indicate that a lawsuit may have been filed in Miami by the networks and their affiliates against EchoStar. In the event of a decision adverse to EchoStar in any such litigation, significant damage awards and additional material restrictions on the sale of network signals by EchoStar could result. Among other things, EchoStar could be required to terminate delivery of network signals to a material portion of its subscriber base. Further restrictions on the sale of network channels imposed in the future could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber churn.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

METEOROID EVENTS

     In November 1998 and 1999, certain meteoroid events will occur as the earth's orbit passes through the particulate trail of Comet 55P (Tempel-Tuttle). These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. While the probability that EchoStar's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during these meteoroid events. EchoStar is presently evaluating the potential effects that these meteoroid events may have on its DBS satellites. At this time, EchoStar has not finally determined the impact, if any, these meteoroid events could have on EchoStar's DBS satellites.

9.   SUBSEQUENT EVENTS

ECHOSTAR III DEVELOPMENTS

During July 1998, EchoStar announced that certain of the electronic power converters ("EPC") on EchoStar's third DBS satellite, EchoStar III, were operating at higher than expected temperatures. In August 1998, Lockheed Martin, the satellite manufacturer, notified EchoStar that it had re-qualified the EPC's at the higher temperatures. As a result, EchoStar does not expect that this anomaly will have a material impact on EchoStar III's transmission capacity.

                       ECHOSTAR COMMUNICATIONS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     During October 1998, Lockheed Martin advised EchoStar that EchoStar III had experienced an anomaly which, to date, has resulted in the loss of six traveling-wave-tube amplifiers ("TWTAs"). The satellite is equipped with a total of 44 TWTAs. Only 11 TWTAs are necessary to fully utilize EchoStar's 11 frequencies at 61.5degrees West Longitude, where the satellite is located. While there has been no interruption of service for EchoStar customers and no interruption of service is expected, EchoStar is presently working with Lockheed Martin to investigate the cause and potential implications of the anomaly. Lockheed Martin has informally advised EchoStar that it is possible the anomaly may result in the loss of additional transponders in the future.

     As a result of the anomaly related to the TWTAs, EchoStar has instructed its broker to notify its insurance carriers of an occurrence under the terms of the EchoStar III launch insurance policy. The EchoStar III launch insurance policy provides for insurance of $219.3 million covering the period from launch of the satellite (October 5, 1997) through October 5, 1998.
Under that policy, EchoStar has until early 1999 to file a claim for either a constructive total or partial loss. It may be several months before all of the data required in connection with the filing of a claim can be accumulated. Pending completion of the anomaly investigation, EchoStar has transitioned to a 60-day, $200 million in-orbit insurance policy on EchoStar III at standard industry rates. However, the policy contains an exclusion for future TWTA losses based on similar anomalies. As a result of the exclusion, and in the event that comprehensive coverage for similar TWTA anomalies is ultimately denied under the launch insurance policy, EchoStar could potentially experience uninsured losses of capacity on EchoStar III in the future, up to and including a total loss of capacity. While there can be no assurance, the Company and its insurers expect that in-orbit insurance can be procured on more traditional terms in the future if the anomaly investigation is satisfactorily concluded and no further failures occur in the interim.

     Based on information currently available, management has evaluated the potential financial statement impact of this satellite anomaly in accordance with its stated accounting policies. EchoStar has not completed its assessment of the impairment to EchoStar III, but currently believes that insurance proceeds will be sufficient to offset any write-down of satellite assets that may be required because of lost transmission capacity caused by this anomaly. However, no assurance can be provided as to the ultimate amount that may be received from the insurance claim, or that coverage will be available. EchoStar will continue to evaluate the performance of EchoStar III and may modify its loss assessment as new events or circumstances develop. EchoStar does not maintain insurance for lost profit opportunity.

MEDIA4 ACQUISITION

     During October 1998, EchoStar announced its intention to acquire privately-held Media4, Inc. ("Media4"), an Atlanta-based supplier of broadband satellite networking equipment for personal computers. Under the agreement, EchoStar would issue approximately 386,000 shares of its Class A common stock for 100% ownership of Media4.

     In connection with the merger, EchoStar has agreed to loan Media4 $250,000 per month for the period from October 1998 through the earlier of the consummation of the merger, or December 31, 1998. Each advance will be represented by a promissory note, bearing interest at 10%, compounded quarterly and due and payable September 30, 1999.

     EchoStar's obligation to acquire Media4 pursuant to the letter of intent is non-binding and is subject to the negotiation and execution of a definitive contract between the parties. Any contract signed by EchoStar for the purpose of acquiring Media4 will be subject to a complete due diligence review of Media4 by EchoStar, as well as the satisfaction by the seller of certain conditions. There can be no assurance that the acquisition will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY ECHOSTAR OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF ECHOSTAR ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF ECHOSTAR TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: A TOTAL OR PARTIAL LOSS OF A SATELLITE DUE TO OPERATIONAL FAILURES, SPACE DEBRIS OR OTHERWISE; A DECREASE IN SALES OF DIGITAL EQUIPMENT AND RELATED SERVICES TO INTERNATIONAL DIRECT-TO-HOME ("DTH") SERVICE PROVIDERS; A DECREASE IN DISH NETWORK SUBSCRIBER GROWTH; AN INCREASE IN SUBSCRIBER ACQUISITION COSTS; IMPEDIMENTS TO THE RETRANSMISSION OF LOCAL OR DISTANT BROADCAST NETWORK SIGNALS; LOWER THAN EXPECTED DEMAND FOR ECHOSTAR'S DELIVERY OF LOCAL BROADCAST NETWORK SIGNALS; AN UNEXPECTED BUSINESS INTERRUPTION DUE TO THE FAILURE OF THIRD-PARTIES TO REMEDIATE YEAR 2000 ISSUES; THE INABILITY OF ECHOSTAR TO RETAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION ("FCC"); AN INCREASE IN COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; A MERGER OF EXISTING DBS COMPETITORS; A CHANGE IN THE REGULATIONS GOVERNING THE SUBSCRIPTION TELEVISION SERVICE INDUSTRY; THE OUTCOME OF ANY LITIGATION IN WHICH ECHOSTAR MAY BE INVOLVED; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN ECHOSTAR'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

OVERVIEW

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include three interrelated business units:

     - THE DISH NETWORK - a DBS subscription television service in the United States. As of September 30, 1998, EchoStar had approximately 1.6 million DISH Network subscribers.

     - ECHOSTAR TECHNOLOGIES CORPORATION ("TECHNOLOGY") - engaged in the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

     - SATELLITE SERVICES - engaged in the turn-key delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

     REVENUE. Total revenue for the three months ended September 30, 1998 was $235 million, an increase of $105 million or 81%, compared to total revenue for the three months ended September 30, 1997 of $130 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from EchoStar's Technology business unit. EchoStar expects that its revenues will continue to increase as the number of DISH Network subscribers increases. Consistent with the increases in total revenue and the number of DISH Network subscribers during the three months ended September 30, 1998, EchoStar experienced a corresponding increase in trade accounts receivable at September 30, 1998.

     DISH Network subscription television services revenue totaled $179 million for the three months ended September 30, 1998, an increase of $97 million or 119%, compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. The average number of DISH Network subscribers during the three months ended September 30, 1998 increased approximately 116%, as compared to the same period in 1997. Monthly revenue per subscriber approximated $40.00 during the three-months ended September 30, 1998 and $39.50 during the three months ended September 30, 1997. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent EchoStar is successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     For the three months ended September 30, 1998, DTH equipment sales and integration services totaled $44 million, an increase of $21 million or 96%, compared to the three months ended September 30, 1997. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by EchoStar to international DTH service operators. EchoStar currently has agreements to provide equipment to DTH service operators in Spain and Canada. Sales pursuant to these agreements totaled $35 million for the three months ended September 30, 1998, an increase of $18 million, as compared to $17 million for the three months ended September 30, 1997. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold. DBS accessory and other sales totaled $9 million during the three months ended September 30, 1998, a $4 million increase compared to the same period in 1997.

     Substantially all of EchoStar's Technology revenues have resulted from sales to two international DTH providers. As a result, EchoStar's Technology business currently is economically dependent on these two DTH providers. EchoStar's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for EchoStar's digital set-top boxes. Due to several factors, EchoStar expects that its DTH equipment and integration services revenue could decline during the fourth quarter of 1998 as compared to revenue reported during third quarter of 1998, and may decline further during 1999 as compared to 1998. These factors include an expected decrease in demand resulting from the fulfillment of initial stock orders combined with a decrease in the sales price of digital set-top boxes due to increased competition from other providers of DTH equipment. During July 1998 Telefonica S.A. ("Telefonica"), one of the two DTH service providers described above, announced its intention to merge with Sogecable ("Canal Plus Satellite"), one of its primary competitors. While EchoStar has binding purchase orders from Telefonica for additional 1998 and 1999 deliveries of DTH equipment, EchoStar can not yet predict what impact, if any, consummation of this merger might have on its future sales to Telefonica. However in October 1998, Telefonica announced that the merger negotiations have been suspended at this time. While EchoStar continues to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such additional negotiations will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Satellite services revenue totaled $5 million for the three months ended September 30, 1998, an increase of $1 million as compared to the same period in 1997. These revenues include, among other things, fees charged to content providers for signal carriage and revenues earned from business television ("BTV") customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $104 million for the three months ended September 30, 1998, an increase of $47 million or 83%, compared to the same period in 1997. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. For the three months ended September 30, 1998, DISH Network operating expenses represented 58% of subscription television services revenue compared to 69% of subscription television revenue during the corresponding period in 1997. While EchoStar expects DISH Network operating expenses as a percentage of subscription television services revenue to approximate the third quarter 1998 level in future periods, there can be no assurance that this expense to revenue ratio will not increase.

     Subscriber-related expenses totaled $78 million for the three months ended September 30, 1998, an increase of $35 million compared to the same period in 1997. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 43% of subscription television services revenues for the three months ended September 30, 1998 compared to 52% of subscription television services revenues for the three months ended September 30, 1997. The decrease in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from a decrease in programming expenses on a per subscriber basis, which resulted from a change in product mix combined with price discounts received from certain content providers.

     Customer service center and other expenses principally consist of costs incurred in the operation of EchoStar's DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $20 million for the three months ended September 30, 1998, an increase of $9 million as compared to the three months ended September 30, 1997. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 11% and 13% of subscription television services revenue during the three months ended September 30, 1998 and 1997, respectively. While EchoStar expects customer service center and other expenses as a percentage of subscription television services revenue to remain near these levels in the future, there can be no assurance that this expense to revenue ratio will not increase.

     Satellite and transmission expenses include expenses associated with the operation of EchoStar's digital broadcast center, contracted satellite tracking, telemetry and control ("TT&C") services, and satellite in-orbit insurance. Satellite and transmission expenses increased $4 million during the three months ended September 30, 1998, as compared to the same period during 1997. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. EchoStar expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, EchoStar expects that such costs as a percentage of DISH Network revenue may decline.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales - DTH equipment and integration services totaled $29 million for the three months ended September 30, 1998, an increase of $17 million, as compared to the three months ended September 30, 1997. This increase is consistent with the increase in DTH equipment revenue. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators.

     MARKETING EXPENSES. Marketing expenses totaled $66 million for the three months ended September 30, 1998, a decrease of $14 million as compared to the same period in 1997. The decrease in marketing expenses was primarily attributable to a $9 million decrease in advertising and other expenses and a $6 million decrease in subscriber promotion subsidies. During the fourth quarter of 1998, EchoStar expects that its marketing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

expenses will increase materially compared to the third quarter of 1998 as a result of increases in advertising expenses and subscriber promotion subsidies attributable to EchoStar's new marketing promotion described below.

     For the three months ended September 30, 1998, EchoStar's subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $64 million (approximately $240 per new subscriber activation). Comparatively, EchoStar's subscriber acquisition costs, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $84 million (in excess of $300 per new subscriber activation) during the same period in 1997.
 The decrease in EchoStar's subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from decreases in the manufactured cost of EchoStar Receiver Systems. EchoStar expects that its subscriber acquisition costs, on a per new subscriber activation basis, will increase in the near-term as a result of increased competition for DBS subscribers.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $25 million for the three-month period ended September 30, 1998, an increase of $8 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 11% for the three months ended September 30, 1998 compared to 13% for the corresponding period in 1997. While EchoStar expects that G&A expenses as a percentage of total revenue will continue to approximate this level in the future, there can be no assurance that this expense to revenue ratio will not increase.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA for the three months ended September 30, 1998 improved to $9 million compared to negative EBITDA of $42 million for the same period in 1997. This improvement in EBITDA principally resulted from increases in Technology (i.e., DTH equipment sales and integration services) and DISH Network revenues. Due to expected increases in new subscriber activations, increased marketing activity (including subscriber promotion subsidies and advertising) and a decrease in Technology revenue (as previously described), EchoStar expects to report negative EBITDA during the fourth quarter of 1998.

     During the fourth quarter of 1998, EchoStar introduced a new marketing promotion (the "DISH Network One-Rate Plan"). Under the DISH Network One-Rate Plan, consumers are eligible to receive a $249 rebate on the purchase of certain EchoStar Receiver Systems. The rebate is contingent upon the subscriber's one-year commitment to subscribe to the America's Top 100 CD programming package and two premium channel packages, committing the subscriber to a monthly programming payment of at least $48.98. The consumer must pay the entire sales price of the system at the time of purchase, but is not required to prepay for the programming. After receiving the subscriber's first full programming payment (equal to $97.96 for two months of programming), EchoStar issues a $249 rebate to the subscriber. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least December 1998.

     EchoStar's subscriber acquisition costs, both in aggregate and on a per subscriber basis, will increase in direct relation to the participation rate in the DISH Network One-Rate Plan. While EchoStar presently expects less than one-third of its fourth quarter subscriber activations to result from the DISH Network One-Rate Plan, the actual consumer participation level could be significantly higher. To the extent that actual consumer participation levels exceed present expectations and subscriber acquisition costs materially increase, EchoStar's EBITDA results will be negatively impacted in the near-term because subscriber acquisition costs are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended September 30, 1998 (including amortization of subscriber acquisition costs of $2 million) aggregated $24 million, a decrease of $23 million as compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs (decrease of $32 million), partially offset by an increase in depreciation related to the commencement of operation of EchoStar III, EchoStar IV and other depreciable assets placed in service during 1998. Since October 1997, net subscriber acquisition costs have been expensed as incurred and no additional subscriber acquisition costs have been deferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     OTHER INCOME AND EXPENSE. Other expense, net totaled $37 million for the three months ended September 30, 1998, an increase of $11 million as compared to the same period in 1997. The increase in other expense resulted primarily from increases in interest expense associated with increased accreted balances on EchoStar's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and EchoStar's 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes") combined with a decrease in capitalized interest.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

     REVENUE. Total revenue for the nine months ended September 30, 1998 was $696 million, an increase of $398 million compared to total revenue for the nine months ended September 30, 1997 of $298 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from EchoStar's Technology business unit.

     DISH Network subscription television services revenue totaled $460 million for the nine months ended September 30, 1998, an increase of $267 million or 138%, compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. The average number of DISH Network subscribers during the nine months ended September 30, 1998 increased approximately 137% as compared to the same period in 1997.

     For the nine months ended September 30, 1998, DTH equipment sales and integration services totaled $192 million, an increase of $153 million compared to the nine months ended September 30, 1997. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold.

     Satellite services revenue totaled $16 million for the nine months ended September 30, 1998, an increase of $8 million as compared to the same period in 1997. The increase in satellite services revenue was primarily attributable to increased BTV revenue.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $274 million for the nine months ended September 30, 1998, an increase of $144 million or 111%, compared to the same period in 1997. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 60% and 67% of subscription television services revenue during the nine months ended September 30, 1998 and 1997, respectively.

     Subscriber-related expenses totaled $211 million for the nine months ended September 30, 1998, an increase of $114 million compared to the same period in 1997. Subscriber-related expenses totaled 46% of subscription television services revenues for the nine months ended September 30, 1998 compared to 50% during the nine months ended September 30, 1997.

     Customer service center and other expenses totaled $46 million for the nine months ended September 30, 1998, an increase of $23 million as compared to the nine months ended September 30, 1997. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 10% of subscription television services revenue during the nine months ended September 30, 1998 compared to 12% of subscription television services revenue during the same period of the prior year.

     Satellite and transmission expenses increased $8 million during the nine months ended September 30, 1998, as compared to the same period during 1997. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales - DTH equipment and integration services totaled $130 million for the nine months ended September 30, 1998, an increase of $103 million, as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

compared to the nine months ended September 30, 1997. This increase is consistent with the increase in DTH equipment revenue.

     MARKETING EXPENSES. Marketing expenses totaled $186 million for the nine months ended September 30, 1998, an increase of $67 million or 56%, compared to the same period in 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar Receiver Systems, activation allowances paid to retailers, and other promotional incentives. EchoStar recognizes subscriber promotion subsidies as incurred. These expenses totaled $160 million for the nine months ended September 30, 1998, an increase of $65 million over the same period in 1997. This increase resulted from increased subscriber activations and the immediate recognition of all subscriber promotion subsidies incurred in 1998, whereas during the nine-month period ended September 30, 1997, a portion of such expenses were initially deferred and amortized over the related prepaid subscription term (generally one year). Advertising and other expenses totaled $26 million for the nine months ended September 30, 1998, an increase of $2 million over the same period in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses totaled $68 million for the nine-month period ended September 30, 1998, an increase of $19 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 10% for the nine months ended September 30, 1998 compared to 16% for the corresponding period in 1997.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA for the nine months ended September 30, 1998 improved to $25 million compared to negative EBITDA of $42 million during the same period in 1997. This improvement in EBITDA principally resulted from increases in Technology and DISH Network revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the nine months ended September 30, 1998 (including amortization of subscriber acquisition costs of $19 million) aggregated $78 million, a $56 million decrease compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs (decrease of $77 million), partially offset by an increase in depreciation related to the commencement of operation of EchoStar III, EchoStar IV and other depreciable assets placed in service during 1998.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $95 million for the nine months ended September 30, 1998, an increase of $30 million as compared to the same period in 1997. The increase in other expense resulted primarily from interest expense associated with EchoStar's 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes") and increases in interest expense associated with increased accreted balances on the 1994 Notes and the 1996 Notes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, EchoStar's unrestricted cash, cash equivalents and marketable investment securities totaled $361 million, compared to $421 million as of December 31, 1997. During the nine months ended September 30, 1998 and 1997, net cash flows used in operations totaled $16 million and $40 million, respectively. Capital expenditures totaled $141 million and $184 million during those same periods. EchoStar's capital expenditures during the first nine months of 1998 principally related to the ongoing construction and launch of EchoStar IV, the expansion of EchoStar's digital broadcast operations center, and building improvements to EchoStar's new corporate headquarters. Capital expenditures related to the construction and launch of EchoStar IV were funded primarily from the Satellite Escrow. While EchoStar expects its capital expenditures to decline in the near-term, there can be no assurance that these expenditures will not increase.

     EchoStar expects that its future working capital, capital expenditure (excluding additional satellite expenditures) and debt service requirements will be satisfied from existing cash and investment balances and from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

cash generated by its operations. EchoStar's ability to generate positive future operating and net cash flows is dependent upon its ability to continue to rapidly expand its DISH Network subscriber base, and to a lesser extent on its ability to grow its Technology and Satellite Services businesses. The amount of capital required to fund EchoStar's future working capital and capital expenditure needs will vary dependent upon the level of EchoStar's success relative to its goals. There can be no assurance that EchoStar will be successful in achieving its goals. EchoStar's working capital requirements could increase materially in the event of increased subscriber acquisition costs, unanticipated capital expenditures, or in the event of a general economic downturn, among other factors.

FUTURE CAPITAL REQUIREMENTS

     As a result of the anomalies experienced by EchoStar III and EchoStar IV (see "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS"), and in order to fully-exploit certain of its remaining FCC-allocated DBS frequencies, EchoStar intends to deploy at least one additional DBS satellite. The deployment of an additional DBS satellite to the 119degrees West Longitude ("WL") orbital location would enable EchoStar to re-deploy either EchoStar I or EchoStar II to the 61.5degrees WL orbital location or the 148degrees WL orbital location in the event of further significant deterioration in the operational capacity of either EchoStar III or EchoStar IV. EchoStar is also evaluating other contingency plans. EchoStar is required by the indentures associated with the 1996 Notes and 1997 Notes to reinvest any insurance proceeds it receives related to EchoStar III and EchoStar IV in replacement DBS satellites, or, at EchoStar's option, to offer to repurchase outstanding 1996 Notes and 1997 Notes. There can be no assurance that net insurance proceeds will be sufficient to fully cover the costs to deploy replacement DBS satellites.

     EchoStar also has applications pending with, or licenses granted by, the FCC for a two satellite FSS Ku-band satellite system, a two satellite FSS Ka-band satellite system, a two satellite extended Ku-band satellite system, and a six satellite low earth orbit ("LEO") satellite system. Therefore, EchoStar expects that it will need to raise additional capital to fund the construction and launch of additional DBS and FSS satellites. Further, there may be a number of factors, some of which are beyond EchoStar's control or ability to predict, that could require EchoStar to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, subscriber growth in excess of that currently expected, or an increase in the cost of acquiring subscribers due to additional competition, among other things. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to EchoStar, or at all.

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

     EchoStar is currently engaged in the remediation and testing of its critical computer systems to ensure Year 2000 compliance thereof. In connection with this effort, EchoStar has segregated its computer systems and corresponding Year 2000 compliance risk into three categories: internal financial and administrative systems, service-delivery systems, and third-party systems. With respect to EchoStar's internal financial and administrative systems, the Company has substantially completed the identification, modification (as necessary) and testing of all such systems. While there can be no assurance, EchoStar currently believes that its internal financial and administrative systems are Year 2000 compliant. EchoStar currently is completing a similar effort with respect to its service-delivery systems and although there can be no assurance, EchoStar expects all such systems to be fully Year 2000 compliant by the end of 1998. The Company also is currently assessing its vulnerability to unexpected business interruptions due to the failure of external third-parties to remediate their Year 2000 compliance issues. In connection with this assessment, the Company is in the process of communicating with all of its significant third-party business partners, suppliers and vendors to determine the extent to which EchoStar is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     While there can be no assurance, EchoStar believes its costs to successfully mitigate the Year 2000 Issue will not be material to its operations. If EchoStar's Plan is not successful or is not completed in a timely manner, the Year 2000 Issue could significantly disrupt EchoStar's ability to transact business with its customers and suppliers, and could have a material impact on its operations. There can be no assurance that the systems of other companies with which EchoStar's systems interact also will be timely converted, or that any such failure to convert by another company would not have an adverse effect on EchoStar's business or its operations.

                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

THE NEWS CORPORATION LIMITED

     During February 1997, Echostar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of Echostar. News also agreed to make available for use by Echostar the DBS permit for 28 frequencies at 110degrees West Longitude purchased by MCI Communications Corporation for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

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

WIC PREMIUM TELEVISION LTD.

     On July 28th, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, U.S. Satellite Broadcasting Corporation ("USSB"), ECC and two of ECC'S wholly-owned subsidiaries, Dish, Ltd. ("Dish") and Echosphere Corporation ("Echosphere"). The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC, Dish, and Echosphere. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of US $175 million. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     BROADCAST NETWORK PROGRAMMING

     Section 119 of the Satellite Home Viewer Act ("SHVA") authorizes Echostar to sell satellite-delivered network signals (ABC, NBC, CBS Fox, etc.) to Echostar subscribers, but only if those subscribers qualify as "unserved" households as that term is defined in the SHVA. Historically, Echostar obtained broadcast network signals for distribution to its subscribers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributes network signals to certain of Echostar's competitors in the satellite industry.

     The national networks and local affiliate stations have recently challenged PrimeTime 24's methods of selling network programming (national and local) to consumers based upon infringement of copyright. The U.S. District Court for the Southern District of Florida entered a nationwide injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold according to certain stipulations in the injunction. The Court also purported to enjoin PrimeTime 24's "distributors" as well. The Plaintiff in the Florida litigation informed Echostar that it considered Echostar a "distributor" and has since threatened Echostar with litigation.

     As a result of: (a) these rulings; (b) Echostar's determination to sell local network channels back into the area from which they originate; (c) 1997 adjustments to copyright royalties payable in connection with delivery of network signals by satellite; and (d) a number of other regulatory, political, legal, contractual and business factors, during July 1998, Echostar ceased delivering PrimeTime 24 programming, and began uplinking and distributing network signals directly. Echostar has also implemented Section 119 compliance procedures which will materially restrict the market for the sale of network signals by Echostar. CBS and other broadcast networks have informed Echostar that they believe Echostar's method of providing distant network programming violates the SHVA and hence infringes their copyright.

     On October 19, 1998, Echostar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, Echostar may attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. Echostar has asked the court to enter a judgment declaring that Echostar's method of providing distant network programming does not violate the SHVA and hence does not infringe the networks' copyrights.

     Certain national television broadcast networks (and their local affiliates) have threatened to file counter-claims or separate lawsuits against Echostar for both the retransmission of local-into-local and distant-into-local signals. While to date Echostar has not been served with a complaint, recent press reports indicate that a lawsuit may have been filed in Miami by networks and their affiliates against EchoStar. In the event of a decision adverse to Echostar in any such litigation, significant damage awards and additional material restrictions on the sale of network signals by Echostar could result. Among other things, Echostar could be required to terminate delivery of network signals to a material portion of its subscriber base. Further restrictions on the sale of network channels imposed in the future could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber churn.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)  EXHIBITS.

     27+  Financial Data Schedule.

________________________________

     +    Filed herewith.

(b)  REPORTS ON FORM 8-K.

     No Reports on Form 8-K were Filed during the third quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ECHOSTAR COMMUNICATIONS CORPORATION


                                       By: /s/ DAVID K. MOSKOWITZ
                                           -----------------------------------
                                           David K. Moskowitz
                                           Senior Vice President, General
                                           Counsel, Secretary and Director
                                           (DULY AUTHORIZED OFFICER)


                                       By:  /s/ STEVEN B. SCHAVER
                                            ----------------------------------
                                            Steven B. Schaver
                                            Chief Financial Officer
                                            (PRINCIPAL FINANCIAL OFFICER)

Date:  November 10, 1998