Form 10-K
period 1998-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 1999-03-17
CIK 1001082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 5, 1999, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $846 million based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

     As of March 5, 1999, the Registrant's outstanding Common stock consisted of 15,517,910 shares of Class A Common Stock and 29,804,401 shares of Class B Common Stock, each $0.01 par value.


                         DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held April 16, 1999 are incorporated by reference in Part III herein.

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                             TABLE OF CONTENTS


                                                                  PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

                                                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .     23
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . . . . .     26
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .     36
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . .     36

                                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . .     37
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37

                                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .     38

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     45
            Index to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

                                        PART I

ITEM 1.   BUSINESS

GENERAL

     Our common stock is publicly traded on the Nasdaq National Market. We conduct substantially all of our operations through our subsidiaries. We operate three business units:

     - The DISH Network - our direct broadcast satellite, or DBS, subscription television service in the United States. As of December 31, 1998, we had approximately 1.9 million DISH Network subscribers.
     - EchoStar Technologies Corporation - our engineering division, which is principally responsible for the design of digital set-top boxes, or satellite receivers, necessary for consumers to receive DISH Network programming, and set-top boxes sold to international direct-to-home satellite operators. We also provide uplink center design, construction oversight and other project integration services for international direct-to-home ventures.
     - Satellite Services - our division that provides video, audio and data services to business television customers and other satellite users.

RECENT DEVELOPMENTS

AGREEMENT WITH NEWS CORPORATION LIMITED AND MCI TELECOMMUNICATIONS CORPORATION/WORLDCOM

     On November 30, 1998, we announced an agreement with MCI, News Corporation and its American Sky Broadcasting, LLC subsidiary, pursuant to which we would acquire or receive:

     - the rights to 28 frequencies at the 110DEG. West Longitude orbital location from which we could transmit programming to the entire continental United States;
     - two DBS satellites constructed by Space Systems/Loral, delivered in-orbit, and currently expected to be launched in 1999;
     - a recently-constructed digital broadcast operations center located in Gilbert, Arizona;
     - a worldwide license agreement to manufacture and distribute set-top boxes internationally using News Data System, Limited's encryption/decoding technology;
     - a commitment by an affiliated entity of News Corporation to purchase from ETC a minimum of 500,000 set-top boxes; and
     - a three-year, no fee retransmission consent agreement for DISH Network to rebroadcast FOX Network owned-and-operated local station signals to their respective markets.

     We will not incur any costs associated with the construction, launch or insurance (including launch insurance and one year of in-orbit insurance) of the two DBS satellites. We and MCI also agreed that MCI will have the non-exclusive right to bundle DISH Network service with MCI's telephony service offerings on mutually agreeable terms. In addition, we agreed to carry the FOX News Channel on the DISH Network. We received standard program launch support payments in exchange for carrying the programming. Throughout this document, we refer to the above transaction as the "110 acquisition".

     Subject to FCC approval, if we combine the capacity of the two newly acquired satellites with our four current satellites, we expect that DISH Network will have the capacity to provide more than 500 channels of programming, Internet and high-speed data services and high definition television nationwide to a subscriber's single 18-inch satellite dish. We also believe that this transaction would position us to offer a one-dish solution for satellite-delivered local programming to major markets across the country.
Since we plan to use many of those channels for local programming, no particular consumer could subscribe to all 500 channels, but all of those channels would be capable of being received from a single dish. We also expect to be able to begin small dish service to Alaska, Hawaii, Puerto Rico and the United States territories in the Caribbean. However, we expect to expend over $100 million, and perhaps more than $125 million during 1999 and 2000 in one-time expenses associated with repositioning subscriber satellite dishes to the new orbital location.

     In connection with this agreement, the litigation with News Corporation described below under "LEGAL PROCEEDINGS" has been stayed and will be dismissed with prejudice upon closing or if the transaction is terminated for reasons other than the breach by, or failure to fulfill a condition within the control of, News Corporation or MCI, or in certain other limited circumstances.

     During December 1998, the Department of Justice provided antitrust clearance for the transaction to proceed. Both the FCC and our shareholders still must approve the transaction before we can close. Charles W. Ergen, our controlling shareholder, has agreed to vote in favor of the transaction, so shareholder approval is assured. During December 1998 we asked the FCC to approve the transaction. That approval has not yet been provided and we can not predict when the FCC will act on our request. To the best of our knowledge, we do not need to obtain any other regulatory approvals prior to consummating the transaction. See " - GOVERNMENT REGULATION."

DISH NETWORK

     We started offering subscription television services on the DISH Network in March 1996. As of December 31, 1998, more than 1.9 million households subscribed to DISH Network programming services. We added 100,000 new DISH Network subscribers during each of the five months ended February 1999. There can be no assurance, however, that we will be able to sustain this growth rate in the future. Our market share of new DBS subscribers has consistently increased and, during the fourth quarter of 1998, we estimate that we captured almost 40% of all new satellite subscribers. We presently have four operational DBS satellites. Currently, we have the ability to provide approximately 200 channels of digital television programming and CD quality audio programming services to the entire continental United States. We believe that the DISH Network offers programming packages that have a better "price-to-value" relationship than packages currently offered by most other subscription television providers, particularly cable TV operators. As of December 31, 1998, approximately 9 million United States households subscribed to direct broadcast satellite and other direct-to-home satellite services. However, we believe that there continues to be significant unsatisfied demand for high quality, reasonably priced television programming services.

     Since 1994, we have dedicated significant resources to develop the DISH Network and our related DBS system. Our DBS system presently includes FCC-allocated DBS licenses, four operational DBS satellites, digital satellite receivers, a digital broadcast operations center, customer service facilities, and other assets used in our operations.

     "DBS" describes a satellite service with frequency allocation and wide spacing between satellites that generally permits higher powered transmissions than other satellite services and allows for reception with a small, 18-24 inch satellite dish. We believe that DBS provides the most cost-efficient national point to multi-point transport of video and audio services available today.

     We presently have four operational DBS satellites in geostationary orbit approximately 22,500 miles above the equator. Satellites are located in orbital positions, or slots, that are designated by their longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each orbital position into 32 frequency channels. Each transponder on our satellites can exploit one frequency channel. Through digital compression technology, we can currently transmit approximately eight digital video channels from each transponder. We are licensed by the FCC to operate 56 frequencies at the orbital positions where our satellites are currently located, including 21 frequencies at the 119DEG. WL orbital slot capable of providing service to the entire continental United States. See " - GOVERNMENT REGULATION - DBS RULES."

COMPONENTS OF A DBS SYSTEM

     In order to provide programming services to DISH Network subscribers, we have entered into agreements with programmers, who deliver their programming content to our digital broadcast operations center in Cheyenne, Wyoming, via commercial satellites, fiber optics or microwave transmissions. We monitor those signals for quality, and can add promotional messages, public service programming or other information. Equipment at our digital broadcast operations center then digitizes, compresses, encrypts and combines the signal with other necessary data, such as conditional access information. We then "uplink" or transmit the signals to one of our DBS satellites where it is then broadcast directly to DISH Network subscribers.

     In order to receive DISH Network programming, a subscriber needs:

     - a satellite antenna, sometimes referred to as a dish and related components;
     - an integrated receiver/decoder, sometimes referred to as a "satellite receiver" or "set-top box"; and
     -  a television set.

     Set-top boxes communicate with our authorization center through telephone lines to report the purchase of pay-per-view movies and other events.

     We use digital video and audio compression to maximize the amount of programming we can offer to consumers. We use conditional access technology to encrypt the programming so only those who pay can receive the programming. We use microchips placed on credit card-sized access cards, or "smart cards" to control access to authorized programming content. These smart cards, which can be updated or replaced periodically, are a key element in preserving the security of our conditional access system. When a consumer orders a particular channel, we send a message by satellite that instructs the smart card to permit decryption of the programming for viewing by that consumer. The programming is then decompressed and sent to the consumer's television.

     CONDITIONAL ACCESS SYSTEM. We own 50% of NagraStar LLC, a joint venture that provides us with "smart cards" that control access to DISH Network programming. NagraStar purchases these smart cards from Nagra Plus SA, a Swiss company that owns the other 50% of NagraStar LLC. The access control system is central to the security network that prevents unauthorized viewing of programming. Other DBS operators' access control systems have been commercially pirated. We recently received data that suggests that our access control system may also have been compromised. We are presently evaluating the data to determine the corrective measures that are necessary. Though there can be no assurance, we do not presently believe that the potential compromise will materially affect future results of operations.

     PROGRAMMING. We currently offer more than 200 channels of digital television programming and CD-quality audio programming to consumers in the continental United States from our EchoStar I and EchoStar II satellites. EchoStar III has the FCC licensed capacity to provide almost 100 additional channels to consumers in the Eastern and Central United States time zones. EchoStar IV has the FCC licensed and operational capacity to provide almost 100 additional channels to consumers in the Mountain and Pacific United States time zones. Currently we use those satellites to provide local network programming, data, business television and other "niche" services. Any particular consumer could only subscribe to a small percentage of those niche services. If we consummate the 110 acquisition and successfully deploy two new DBS satellites, we expect to be able to offer a total of over 500 channels of digital video and audio programming broadcast nationwide, including satellite-delivered local
programming.   Since we plan to use many of those channels for local
programming, no particular consumer could subscribe to all 500 channels, but all of those channels would be capable of being received from a single dish. See
  " - GOVERNMENT REGULATION - SATELLITE HOME VIEWER ACT AND RETRANSMISSION CONSENT".

     We use a "value-based" strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we sell our entry-level "America's Top 40" programming package, which includes 40 of the most popular cable channels, to consumers for $19.99 per month. We estimate cable operators charge over $30 per month, on average, for their entry-level expanded basic service that consists of approximately 55 analog channels. We believe that our "America's Top 100 CD" programming package, which we sell for $28.99 per month, also compares favorably to similar cable television programming. We believe that our America's Top 100 CD package is similar to an expanded basic cable package plus a digital music service. Based on cable industry statistics, we estimate that cable operators would charge in excess of $40 per month for a similar package. Similarly, we offer up to seven premium movie channels for only $10.99 per month, which is about the same as cable subscribers typically pay for one or two movie channels.

     We are expanding our offerings to include Internet and high-speed data services. For example, we recently entered into an agreement with WebTV Networks, Inc., which is wholly-owned by Microsoft Corporation, to provide Internet TV. This service integrates DISH Network's digital satellite television programming with Internet TV services from WebTV. This product also provides for digital video recording, an advanced electronic program guide, broadband data delivery and video games. The vast majority of the data delivery and video game services are provided through telephone lines and are not delivered via satellite. While we are currently only able to provide a limited number of one-way data services via satellite, we are working to further develop this technology. There can be no assurance that we will be able to cost-effectively develop this technology, or at all. We believe we will be able to increase our subscriber base and average revenue per subscriber by offering these and other similar services.

     LOCAL STRATEGY. In order to provide the strongest possible competition to cable, and thereby maximize our potential market, we are working on solutions to seamlessly provide local broadcast network channels to our subscribers. Subject to eligibility conditions, we currently offer satellite-delivered local network signals to consumers in some of the largest markets in the continental United States, including Atlanta, Boston, Chicago, Dallas/Ft. Worth, Denver, Los Angeles, Miami, New York, Phoenix, Pittsburgh, Salt Lake City, San Francisco and Washington, D.C. Under existing regulation, we can only broadcast these signals to "unserved households" in the local areas from which those channels originate. See " - GOVERNMENT REGULATION." Presently, a subscriber must install a second 18-inch satellite dish to receive our satellite-delivered local network programming in most markets. Therefore, we are still at a competitive disadvantage compared to cable operators because many consumers do not want to install a second satellite dish. We may be able to implement a one-dish solution for local programming in 20 or more major markets around the United States if, among other things, we are able to consummate the 110 acquisition and effect changes in existing legislation.

     ECHOSTAR RECEIVER SYSTEMS. EchoStar receiver systems include an 18-inch satellite dish, a digital satellite receiver that descrambles signals for television viewing, a remote control, and other related components. DISH Network reception equipment cannot be utilized with competitors' systems. We offer a number of set-top box models. Our standard system comes with an infrared remote control, an on-screen program guide, and the ability to switch between DISH Network and off-air local programming using the remote control. Our mid-level model has all of the basic features but also includes a UHF remote control that allows subscribers to control their EchoStar receiver system from up to 150 feet away through walls, and a high-speed data port. Our premium model includes additional features such as on-screen caller identification capability, event timers to automatically tune into or record selected programming and one-touch VCR recording.

     Although we internally design and engineer our receiver systems, we do not manufacture these systems. Rather, we outsource the manufacturing process to high-volume contract electronics manufacturers. SCI Technology, Inc. manufactures the majority of our receiver systems. During 1998, Vtech Communications, Ltd. began manufacturing our set-top boxes. JVC Company of America also manufactures other consumer electronics products, including a digital VCR, that also incorporates an EchoStar receiver system.

     INSTALLATION. Currently, third-parties perform the majority of EchoStar receiver system installations. We also offer installation services from 21 of our own locations throughout the United States. We currently intend to invest to expand our installation business during 1999.

     CUSTOMER SERVICE CENTER. We currently operate customer service centers in Thornton, Colorado, Littleton, Colorado and McKeesport, Pennsylvania. These centers field all of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, installation and technical support.

     DIGITAL BROADCAST OPERATIONS CENTER. Our digital broadcast operations center is located in Cheyenne, Wyoming. We would acquire a second digital broadcast operations center in Gilbert, Arizona, if we are able to consummate the 110 acquisition. We plan to begin utilizing the second facility as our customer base expands and the added expense can be justified. Almost all of the functions necessary to provide satellite-delivered services occur at the digital broadcast operations center. The digital broadcast operations center uses fiber optic lines and downlink antennas to receive programming and other data at the center. The digital broadcast operations center uplinks programming content to our DBS satellites via large uplink antennas. The digital broadcast operations center also maintains a number of large uplink antennas and other equipment necessary to modulate and demodulate the programming and data signals. All compression and encryption of the DISH Network's programming signals are performed by equipment at our digital broadcast operations center.

     SUBSCRIBER MANAGEMENT. We presently use a third-party software system for DISH Network subscriber management and billing functions. We are currently negotiating a new, multi-year contract for subscriber management services and expect to sign a contract during the first half of 1999.

SALES AND MARKETING

     EchoStar receiver systems and DISH Network programming services are currently marketed by approximately 18,000 independent distributors, retail stores and consumer electronics. The majority of DISH Network satellite systems were purchased by subscribers from our independent dealers. These independent dealers are primarily local retailers who specialize in TV and home entertainment systems. We intend to enhance consumer awareness of our products by forming alliances with nationally recognized distributors of other consumer electronics products. We formed a strategic alliance with JVC in May 1997. JVC now distributes our receiver systems under the JVC label through certain of its nationwide retailers.

     Through our direct sales efforts, customers can call a single telephone number (1-800-333-DISH) 24 hours a day, seven days a week, to order EchoStar receiver systems, activate programming services, schedule installation and obtain technical support. We believe that we are presently the only DBS provider to offer a comprehensive, single-point customer service function.

     We offer our distributors and retailers a competitive residual, or commission, program. The program pays qualified distributors and retailers an activation bonus, along with a fixed monthly residual for programming services provided over the period that the respective DISH Network subscriber remains active.

     We use regional and national broadcast and print advertising to promote the DISH Network. We also offer point-of-sale literature, product display, demonstration kiosks and signage for retail outlets. We provide guides to our dealers and distributors at nationwide educational seminars and directly by mail, that describe DISH Network products and services. Our mobile sales and marketing team visits retail outlets regularly to reinforce training and ensure that point-of-sale needs are quickly fulfilled. Additionally, we dedicate one DISH Network channel to providing information about special services and promotions that we offer from time to time.

     Our future success in the subscription television industry depends on our ability to acquire and retain DISH Network subscribers, among other factors. Beginning in 1996, to stimulate subscriber growth we reduced the retail price charged to consumers for EchoStar receiver systems. Accordingly, since
August 1996, we have sold our receiver systems to DISH Network subscribers below the manufactured cost. We developed these marketing promotions to rapidly build our subscriber base, expand retail distribution of our products, and build consumer awareness of the DISH Network brand. These programs emphasize our long-term business strategy of maximizing future revenue by selling DISH Network programming to the largest possible subscriber base and rapidly increasing the size of that subscriber base. Since we subsidize our receivers, we incur significant costs each time we acquire a new subscriber. Assuming subscriber turnover remains at or near existing levels, we believe that we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services.

     Our marketing strategy is based on current competitive conditions. If competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation could be adversely affected.

SATELLITES

     EchoStar I and EchoStar II each have 16 transponders that operate at 130 watts of power. Subject to the anomalies described below, EchoStar III and EchoStar IV each have 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. Each transponder is capable of transmitting multiple digital video, audio and data channels. Each of our satellites were designed to operate for a minimum of 12 years. From these four satellites, we have the capacity to provide a total of over 400 channels of video and audio programming.

     During 1998, three transponders on EchoStar III malfunctioned, resulting in the failure of a total of six transponders on the satellite. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. As a result of this redundancy and because we are only licensed by the FCC to operate 11 transponders at 61.5DEG. WL, where the satellite is located, the transponder anomaly has not resulted in a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised us that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that our ability to operate at least the 11 licensed transponders on the satellite will be affected. We will continue to evaluate the performance of EchoStar III and may be required to modify our loss assessment as new events or circumstances develop.

     The time for filing a claim for a loss under the satellite insurance policy that covered EchoStar III at the time of the transponder failures has passed. While the insurance carriers were notified of the anomaly, as a result of the built-in redundancy on the satellite and Lockheed Martin's conclusions with respect to further failures, no claim for loss was filed. During the anomaly investigation, we obtained a $200 million in-orbit insurance policy on EchoStar III at standard industry rates, which was renewed through June 25, 1999. However, the policy contains a three-transponder deductible if the satellite is operating at 120 watts per transponder, or a six-transponder deductible if the satellite is operating at 230 watts per transponder. As such, the policy would not cover transponder failures unless transponder capacity is reduced to less than 26 transponders in the 120 watt mode or 13 transponders in the 230 watt mode, during the coverage period. As a result of the deductible, we could potentially experience uninsured losses of capacity on EchoStar III. Although there can be no assurance, we expect that in-orbit insurance can be procured on more traditional terms in the future if no further failures occur in the interim. If further failures do occur, we may not be able to obtain additional insurance on EchoStar III on commercially reasonable terms. We do not maintain insurance for lost profit opportunity.

     As a result of the failure of the solar power panels on EchoStar IV to properly deploy, there is currently only sufficient available power on the satellite to operate approximately 20 transponders. The number of available transponders will decrease over time. Based on current data, we expect that approximately 16 transponders will probably be available over the entire 12-year design life of the satellite, absent significant additional anomalies or other failures. In addition to the solar array anomaly, EchoStar IV also experienced an anomaly similar to that experienced by EchoStar III. Like EchoStar III, this additional anomaly has not yet resulted in a loss of operational satellite capacity and Lockheed Martin advises that no such loss is expected. In
September 1998, we filed a $219.3 million insurance claim for a constructive total loss, as defined in the launch insurance policy, related to EchoStar IV. However, if we received $219.3 million for a constructive total loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. Although we believe we have suffered a constructive total loss of EchoStar IV in accordance with that definition in the launch insurance policy, we presently intend to negotiate a settlement with the insurers that will compensate us for the reduced satellite transmission capacity and allow us to retain title to the asset. During the third quarter of 1998, we recorded a $106 million impairment provision related to the solar array anomaly that represents our best estimate of the amount of capacity we lost as a result of the solar array not properly deploying. We also recorded a $106 million insurance receivable. That amount reflects our judgment that it is probable the insurance recovery will be at least equal to the amount of the impairment loss.

     We will acquire two additional DBS satellites if we consummate the 110 acquisition. EchoStar V will have 32 transponders that will operate at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel. EchoStar VI would also be equipped with 32 transponders that would operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar V and EchoStar VI would each have a minimum design life of 12 years. We would not incur any costs in connection with the launch and first year of in-orbit insurance for EchoStar V and EchoStar VI. Notwithstanding FCC approval of the 110 acquisition and successful launch of EchoStar V and VI, we would only be able to exploit 29 of the 32 frequencies at 110DEG. WL.

SATELLITE LAUNCHES

     We expect to launch EchoStar V this summer and EchoStar VI during the fourth quarter of 1999. The launches could include any combination of United States Atlas launches, Ariane launches through the European Space Agency and Proton launches from Russia.

SATELLITE INSURANCE

     We have procured in-orbit insurance for EchoStar I, EchoStar II and EchoStar III through June 25, 1999. We may not be able to renew these policies or, if we do, that renewals will be at rates or on terms favorable to us. For example, if EchoStar I, EchoStar II, EchoStar III or other similar satellites experience anomalies while in orbit, the cost to renew in-orbit insurance could increase significantly or coverage exclusions for similar anomalies could be required. Further, although we have in-orbit coverage for 365 days after launch of EchoStar IV, we do not know if we will be able to obtain in-orbit insurance for EchoStar IV thereafter as a result of the anomalies experienced by the satellite. The in-orbit insurance policies for EchoStar I, EchoStar II and EchoStar III and the launch insurance policy for EchoStar IV include standard commercial satellite insurance provisions. These provisions include, among other things, a material change in underwriting information clause that requires us to notify our insurers of any material change in the written underwriting information provided to the insurers or any change in any material fact or circumstance concerning our satellites insured under the policy. A notification permits the insurers to renegotiate the terms and conditions if the result is a material change in risk of loss or insurable interest. A change in the health status of an insured satellite or any loss occurring after risk has attached does not entitle the insurers to renegotiate the policy terms.

     The satellite insurance policies for EchoStar I, EchoStar II, EchoStar III and EchoStar IV contain customary exclusions, including:

     -  acts of war or similar actions;
     -  loss or damage caused by anti-satellite devices;
     -  insurrection and similar acts;
     -  governmental confiscation;
     -  nuclear reaction or radioactive contamination;
     - willful or intentional acts by us or our contractors designed to cause loss or failure of a satellite;
     -  claims for lost revenue and incidental and consequential damages;
     -  third-party claims against us; and
     - business interruption, loss of business and similar losses that might arise from delay in the launch of any satellite.

     In addition to the above exclusions, the current insurance policy for EchoStar III also excludes additional occurrences of the same or similar anomalies. If one of our satellites does not perform to specifications following launch, there may be circumstances in which insurance will not fully reimburse us for any loss.

COMPETITION FOR OUR DISH NETWORK BUSINESS

     Our industry is highly competitive. Our competition includes companies that offer video, audio, data, programming and other entertainment services, including cable television, wireless cable, direct-to-home satellite, other DBS companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources than we have. We believe that quality and variety of programming, quality of picture and service, and cost are the key bases of competition.

     CABLE TELEVISION. The United States cable television industry currently serves over 65 million subscribers. As an established provider of subscription television services, cable television is a formidable competitor in the overall market for television households. Cable television systems generally offer 30 to 80 analog channels of video programming. Cable television operators currently have a competitive advantage over us because they can provide local programming and service to multiple television sets within the same household without using another receiver. Many cable television operators are in the process of upgrading their distribution systems to expand their existing channel capacity for purposes of providing digital product offerings similar to those offered by DBS providers. In addition, such expanded capacity may be used to provide interactive and other new services.

     Many of the largest cable systems in the United States have announced plans to offer access to telephony services through their existing cable equipment, and have entered into agreements with major telephony providers to further these efforts. In some cases, certain cable systems have actually commenced commercial offerings of such services, the expansion of which could have a negative impact on the demand for DBS services. If such trials are successful, many consumers may find cable service to be more attractive than DBS service.

     Since a subscriber needs to have direct line of sight to the satellite to receive DBS service, some households may not be able to receive DISH Network programming. Additionally, the initial cost required to receive DISH Network programming may deter some potential customers from switching to DISH Network service. Additionally, a subscriber must buy an EchoStar receiver system to receive DISH Network programming. Cable operators lease their equipment to the consumer with little, if any, initial hardware payment required. This also may deter some potential customers from switching to DISH Network service. Additionally, cable operators pay substantially lower royalty rates for the retransmission of distant network and superstation signals than we do.

     OTHER DBS AND DIRECT-TO-HOME SATELLITE SYSTEM OPERATORS. Several other companies have DBS licenses and are positioned to compete with us for home satellite subscribers. DIRECTV, Inc. operates three DBS satellites and has 27 channel assignments at an orbital slot that provides coverage to the entire continental United States. United States Satellite Broadcasting Corporation, or USSB, owns and operates an additional five transponders on one of DIRECTV's satellites and presently offers a programming service complementary to DIRECTV's service. DIRECTV and USSB together offer more than 200 channels of DBS video programming. As of December 31, 1998, DIRECTV had approximately 4.5 million subscribers, approximately one-half of whom also subscribed to USSB programming. In December 1998, DIRECTV's parent executed a definitive merger agreement to acquire the business and assets of USSB in a transaction expected to be completed in mid-1999, subject to obtaining regulatory and shareholder approvals. This transaction will give DIRECTV access to additional DBS frequencies which will enable them to further expand their service offering.

     We also compete with PrimeStar, Inc. As of December 31, 1998, PrimeStar had approximately 2.3 million subscribers. PrimeStar offers approximately 150 channels of medium power satellite service. In January 1999, DIRECTV's parent announced an agreement to purchase the satellite television business of PrimeStar, which is comprised of a medium power satellite business and their rights to acquire Tele-Communications, Inc.'s DBS assets, subject in each case to regulatory approvals and customary conditions.

     Two other satellite companies have conditional permits for a comparatively small number of DBS frequency assignments that could be used to provide service to portions of the United States. If the number of DBS operators increases in the future, DISH Network subscriber growth could be adversely affected.

     TELEPHONE COMPANIES. Certain telecommunications carriers, including long distance telephone companies, could become significant competitors in the future as they have expressed an interest in, and in some instances made substantial investments to become, subscription television and information providers. For instance, AT&T recently acquired Tele-Communications, Inc. Other telephone companies are also actively engaged in the video programming distribution business.

     VHF/UHF BROADCASTERS. Most areas of the United States can receive traditional terrestrial VHF/UHF television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming. The local content nature of the programming may be important to the consumer, and VHF/UHF programming is typically provided free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.

ECHOSTAR TECHNOLOGIES CORPORATION

     Employees of EchoStar Technologies Corporation, one of our wholly-owned subsidiaries, internally design and engineer EchoStar receiver systems. Our satellite receivers have won numerous awards from dealers, retailers and industry trade publications. We outsource the manufacture of EchoStar receiver systems to third parties who manufacture the receivers in accordance with our specifications. In addition to supplying EchoStar receiver systems for the DISH Network, ETC supplies similar digital satellite receivers to international satellite TV service operators. We also offer consulting and integration services to development stage, international direct-to-home satellite operators. We are actively soliciting new business for ETC and, while we are optimistic about future growth opportunities, we can not provide any assurance in that regard.

     Our ETC division resulted from the development of the DISH Network. We believe that we have an opportunity to grow this business in the future. The employees who design EchoStar receiver systems for the DISH Network are the same as those who design the set-top boxes sold to international direct-to-home satellite TV customers. Consequently, international ETC projects may result in improvements in design and economies of scale in the production of EchoStar receiver systems for the DISH Network.

     Currently, we provide digital set-top boxes to two international direct-to-home satellite TV providers, one in Canada and one in Spain. A substantial portion of our ETC revenue in 1997 and 1998 resulted from sales to these two direct-to-home satellite TV providers. As a result, our ETC business currently is economically dependent upon these two providers. If we are able to consummate the 110 acquisition, we would receive a minimum order from a subsidiary of News Corporation for 500,000 set-top boxes. Although we continue to actively pursue other similar distribution and integration service opportunities, we have not executed additional agreements. Our future revenue in this area depends largely on the success of the direct-to-home satellite TV operators we supply in Canada and Spain, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the intensity of competition for international subscription television subscribers.

COMPETITION FOR OUR ETC BUSINESS

     We compete with a substantial number of foreign and domestic companies, many of which have significantly greater resources, financial or otherwise, than we have. We expect new competitors to enter this market because of rapidly changing technology. Our ability to anticipate these technological changes and introduce enhanced products expeditiously will be a significant factor in our ability to remain competitive. Existing competitors' actions and new entrants may have a material adverse impact on our revenues. We do not know if we will be able to successfully introduce new products and technologies on a timely basis in order to remain competitive.

SATELLITE SERVICES

     Our Satellite Services division primarily leases capacity on our satellites to customers on either a monthly or hourly basis. Full-time customers tend to be international services that broadcast foreign language programming to DISH Network subscribers. Part-time customers are typically Fortune 1000 companies that use our satellite network for business television service to communicate with employees, customers and suppliers located around the United States. In addition, we are developing a wide range of Internet and high-speed data services that we expect to offer to consumers beginning in mid-1999.

COMPETITION FOR OUR SATELLITE SERVICES BUSINESS

     We compete with a number of other companies, including those using similar and different technologies, to provide Satellite Services. Many of these competitors have substantially greater financial and other resources than we have. Our principal competitors include, other satellite system operators, cable television system operators, Internet service providers, and telephone companies. We believe that we can compete with these other companies based on our knowledge and experience in the direct-to-home satellite TV and DBS industry, our technological leadership and new product capabilities, the quality of our video, audio and data transmissions, the quality of service provided, and cost.

GOVERNMENT REGULATION

     THE FOLLOWING SUMMARY OF REGULATORY DEVELOPMENTS AND LEGISLATION IS NOT INTENDED TO DESCRIBE ALL PRESENT AND PROPOSED GOVERNMENT REGULATION AND LEGISLATION AFFECTING THE VIDEO PROGRAMMING DISTRIBUTION INDUSTRY. GOVERNMENT REGULATIONS THAT ARE CURRENTLY THE SUBJECT OF JUDICIAL OR ADMINISTRATIVE PROCEEDINGS, LEGISLATIVE HEARINGS OR ADMINISTRATIVE PROPOSALS COULD CHANGE OUR INDUSTRY, IN VARYING DEGREES. WE CAN NOT PREDICT EITHER THE OUTCOME OF THESE PROCEEDINGS OR ANY POTENTIAL IMPACT THEY MIGHT HAVE ON THE INDUSTRY OR ON OUR OPERATIONS. THIS SECTION SETS FORTH A BRIEF SUMMARY OF REGULATORY ISSUES PERTAINING TO OUR OPERATIONS.

     We are required to obtain authorizations and permits from the FCC and other similar foreign regulatory agencies to construct, launch and operate our satellites and other components of our DBS system. Additionally, as a private operator of a United States satellite system, we are subject to the regulatory authority of the FCC and the Radio Regulations promulgated by the International Telecommunication Union. We also have to obtain import and general destination export licenses from the United States Department of Commerce to deliver products to overseas destinations. Finally, we must abide by United States export control regulations when we choose to launch our satellites outside the United States.

FCC PERMITS AND LICENSES

     The FCC has jurisdiction and review power over the following general areas:

     -  assigning frequencies and authorizations;
     - ensuring compliance with the terms and conditions of such assignments and authorizations, including required timetables for construction and operation of satellites and other due diligence requirements;
     -  authorizing individual satellites and earth stations;
     -  avoiding interference with other radio frequency emitters;
     -  ensuring compliance with applicable provisions of the Communications
        Act.

     Like other DBS operators, we received our FCC authorizations conditioned on satisfaction of ongoing due diligence, construction, reporting and other obligations. We cannot be certain that we will be able to comply with all of the FCC's due diligence obligations. Moreover, the FCC could determine we have not complied with such due diligence obligations. The FCC has declared that it will carefully monitor the reports required to be filed by satellite service permitees. If we do not file adequate reports or are not able to demonstrate timely progress in the construction of our satellite service system, we could lose our authorizations. We have not filed, or not timely filed, all required reports or filings with the FCC. Therefore, there is a risk that the FCC could determine that we have not complied fully with due diligence requirements and could revoke or place conditions on our current licenses.

     Some of our permits and extension requests have been, and may continue to be, contested in FCC proceedings and in court by several companies with adverse interests. Those companies include Dominion Video Satellite, Inc., PrimeStar, Tempo Satellite Inc., DIRECTV, GE American Communications, Inc. and others.

     The FCC issues DBS licenses for ten year periods, which is less than the useful life of a healthy DBS satellite. Upon expiration of the initial license term, the FCC has the option to renew the satellite operator's license or authorize the operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declined to renew the operator's license, the operator would be required to cease operations and the frequencies would revert to the FCC. The FCC usually grants special temporary authorizations for periods of up to 180 days. These authorizations are usually subject to several other conditions. We also must obtain FCC authorization to operate our earth stations, including the earth stations necessary to uplink programming to our satellites.

     Our licenses to operate EchoStar I and EchoStar II both will expire in 2006. Our license to operate EchoStar III over 11 channels at 61.5DEG. WL will expire in 2008. EchoStar IV was originally licensed to operate at our 119DEG. WL orbital location, however, that satellite experienced malfunctions, as discussed above, that required us to change our plans. We currently operate EchoStar IV at the 148DEG. WL orbital location under a special temporary authorization until permanent authority can be obtained to operate that satellite at the 148DEG. WL orbital location. Our authorization at 148DEG. WL requires us to utilize all of our FCC-allocated frequencies at that location by December 20, 2002, or risk losing those frequencies that we are not using. As a result of the anomalies previously discussed, EchoStar IV can not exploit all of our frequencies at the 148DEG. WL orbital location.

APPROVALS RELATED TO THE 110 ACQUISITION

     We are required to obtain FCC approval before we can consummate the 110 acquisition. We have requested FCC approval for the assignment of all FCC authorizations involved in the transaction. The FCC has placed these applications on public notice. The comment cycle ended February 4, 1999. Several parties have opposed the application on various grounds or have requested conditions, including, without limitation the following:

     - arguing that alien ownership limitations and other broadcast qualification requirements apply;
     - requesting program access conditions for News Corporation's programming; and
     -  requesting conditions in connection with service to Alaska and Hawaii.

     Our applications are still pending and we cannot be sure how the FCC might rule on any of these oppositions or requests. Although we have requested expedited action on the applications, we cannot be sure that the FCC will grant them or that it will grant them expeditiously.

     In 1995, the FCC imposed a one-time rule that applied only to those DBS operators that purchased DBS satellite frequencies at an auction in January 1996. The rule effectively prevented a DBS operator from using channels at more than one location from which it is possible to serve the entire continental United States. If the FCC re-imposed this rule, we would not be able to obtain the frequencies from News Corporation and MCI because it would give us two locations from which we could provide service to the entire continental United States. Although we believe the application that we filed with the FCC includes compelling reasons that this rule should not be re-imposed, we do not know how the FCC will rule. Furthermore, MCI's authorization is subject to still pending challenges before the full FCC, and we do not know how the FCC will rule on these challenges. Moreover, if the FCC approves the 110 acquisition, we may be required to obtain further FCC approval to transmit programming from both locations to a single consumer satellite dish.

     Furthermore, the FCC is still reviewing an application for minor modifications to MCI's authorization. The FCC must approve all of these modifications prior to the deployment of satellites to that location. We do not know whether the FCC will approve these modifications or that it will do so timely. Moreover, MCI has not yet received FCC authorization in connection with certain types of telemetry, tracking and control operations of its proposed system.

     The state of Hawaii has requested the FCC to condition the assignment of the MCI license on our ability to provide service to 18-24 inch satellite dishes. The two satellites that we will acquire if we consummate the 110 acquisition will have spot beams to enable us to provide service to Alaska and Hawaii. However, these satellites probably will not be able to provide service to substantial portions of Hawaii and Alaska with a dish as small as requested by Hawaii with the same degree of reliability as exists for our service generally, particularly in areas with heavy and consistent precipitation.

IN-ORBIT AUTHORIZATIONS

     We use specific C-band frequencies to control EchoStar I. The FCC conditionally approved the use of these frequencies to control EchoStar I in 1995. The condition stated that the coordination process with Canada and Mexico had not been completed. In January 1996, the Ministry of Communications and Transportation of Mexico notified the FCC that EchoStar I's telemetry, tracking and control operations could cause unacceptable interference to Mexican satellites. Although it is unlikely, the FCC could subsequently require us to relinquish the use of such C-band frequencies for telemetry, tracking and control purposes. If that happened, we might not be able to control the satellite, which could result in a total loss of the satellite unless we were able to move it to another location.

     We use "extended" C-band frequencies to control EchoStar II. In 1996, we received conditional authority from the FCC to use these frequencies. The condition stated that we could use those frequencies until January 1, 1999 provided that their use would not cause harmful interference. The FCC indicated it would review the suitability of those frequencies for telemetry, tracking and control operations in January 1999. We have timely filed a request to extend the authorization to November 2006. We do not know whether the FCC will extend that authorization. If the FCC refuses to extend our authorization, we might not be able to control EchoStar II, which could result in a total loss of the satellite unless we were able to move it to another location. Recently, the FCC released a notice of proposed rulemaking that may inhibit future satellite operations in the "extended" C-band frequencies. The FCC also is no longer accepting earth station applications in that band. These recent developments might have negative implications for us.

INTERNATIONAL TELECOMMUNICATION UNION STANDARDS

     Our DBS system also must conform to the ITU broadcasting satellite service plan. If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants' operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference to other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. To our knowledge, the United States government has filed modification requests with the ITU for EchoStar I, II and III. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. We cannot predict when the ITU will act upon these requests for modification or if they will be granted.

AUTHORIZATIONS AND FREQUENCIES THAT WE COULD LOSE

     We also have conditional authorizations for several other DBS and fixed service satellites that are not operational. One permit for 10 unspecified western frequencies was set to expire on August 15, 1995. Although we filed a timely extension request, the FCC has deferred a decision on that request pending the FCC's analysis of our due diligence for that permit. The FCC has not yet assigned the frequencies related to that permit because in 1992 it held that we had not completed contracting for these western assignments - the first prong of the required diligence - and asked us to submit amended contract documentation. Although we submitted such documentation, the FCC has not yet ruled on this matter, and we cannot be sure that the FCC will rule in our favor.

     We also have a conditional permit for one frequency at the 110DEG.
WL orbital location and a total of 11 western frequencies at the 175DEG. WL orbital location that is set to expire on August 15, 1999. That expiration date is pursuant to an extension granted by the FCC's International Bureau in 1996. That extension was subject to the condition that we make significant progress toward construction and operation of a DBS system substantially in compliance with, or ahead of, the most recent timetable that we submitted to the FCC. The FCC's International Bureau also urged us to expedite construction and launch of additional satellites for our DBS system at these frequencies. PrimeStar filed a request with the FCC that is still pending requesting that the FCC reverse the International Bureau's grant of an extension.

     We also have a conditional permit for 11 additional frequencies at 175DEG. WL, which was set to expire on November 30, 1998. That expiration date was pursuant to an extension granted by the FCC's International Bureau in 1995. When it granted the extension, the FCC reserved the right to cancel the permit if we failed to progress toward operation of the DBS system in accordance with the timetable that we submitted to the FCC. That extension also is subject to a still pending challenge by PrimeStar.

     While we have timely filed requests for extension of all the western permits, we cannot be sure how the FCC will act with respect to these requests.

OTHER LICENSES AND CONDITIONAL AUTHORIZATIONS

     We also have received licenses and conditional authorizations from the FCC to operate satellites in the Ka-band, Ku-band and extended Ku-band frequencies. Use of those licenses and conditional authorizations are subject to certain due technical and due diligence requirements, including the requirement to construct and launch additional satellites. The granting of those licenses has been challenged by parties with interests that are adverse to ours. If we successfully construct and launch Ku-band, extended Ku-band, Ka-band and/or low earth orbit satellites, we might be able to use those satellites to complement the DISH Network, or for a variety of other uses. It is possible that the Ku-band and Ka-band orbital locations requested by us and others could permit construction of satellites with sufficient power to allow reception of satellite signals by relatively small dishes. As these projects are in the early stages of development and are currently being challenged by several companies with interests adverse to ours, there can be no assurance that the FCC will sustain these licenses, or grant the pending applications, or that we will be able to successfully capitalize on any resulting business opportunities.

REGULATIONS

     DBS RULES. Once the FCC grants a conditional construction permit, the permittee must proceed with due diligence in constructing the system. The FCC has adopted specific milestones that must be met in order to retain the permit, unless the FCC determines that an extension or waiver is appropriate. Permittees must file semi-annual reports on the status of their due diligence efforts. The due diligence milestones require holders of conditional permits to complete contracting for construction of their systems within one year of grant of the permit. Additionally, the satellites must be operational within six years of grant. For permits issued after January 19, 1996, permittees must complete construction of the first satellite in their system within four years of grant of the permit. The FCC also may impose other conditions on the grant of the permit. The holders of new DBS authorizations issued on or after January 19, 1996 must also provide DBS service to Alaska and Hawaii. We are presently not able to satisfy this requirement with EchoStar IV. Accordingly, we have requested a waiver of that requirement. The state of Hawaii has requested many conditions to such a waiver, and we have opposed several of these conditions. Those holding DBS permits as of January 1996 must provide DBS service to Hawaii or Alaska from at least one of their DBS satellites or they will have to relinquish their western assignments.

     Subject to applicable regulations governing non-DBS operations, a licensee may make unrestricted use of its assigned frequencies for non-DBS purposes during the first five years of the ten-year license term. After the first five years, the licensee may continue to provide non-DBS service as long as at it dedicates at least one-half of its total capacity at a given orbital location to providing DBS service. Further, the FCC indicated its desire to streamline and revise its rules governing DBS satellites. We cannot be sure about the content and effect any new DBS rules might have on our business.

     CERTAIN OTHER COMMUNICATIONS ACT PROVISIONS. As a distributor of television programming, we are also affected by numerous laws and regulations, including the Communications Act.

     We believe that we remain free to set prices and serve customers according to our business judgment, without rate regulation or the statutory obligation under Title II of the Communications Act to avoid undue discrimination among customers. Even if, under a future interpretation of the 1996 Act, we were classified as a telecommunications carrier subject to Title II, we believe that such reclassification would not likely increase substantially the regulatory burdens imposed on us or have an adverse impact on our DBS operations, although we can not be certain.

     We believe that, because we are engaged in a subscription television programming service, we are not subject to many of the regulatory obligations imposed upon broadcast licensees. However, the FCC could determine in the future that we should be treated as a broadcast licensee. In fact, certain parties have requested such treatment. If the FCC determined that we are a broadcast licensee, we could be required to comply with all regulatory obligations imposed upon broadcast licensees.

     The Communications Act, and the FCC's implementing regulations, provide that when subsidiaries of a holding company hold certain types of FCC licenses, foreign nationals or their representatives may not own in excess of 25% of the total votes or equity of record of the holding company, considered on a fully-diluted basis, except after an FCC public interest determination. Although the FCC's International Bureau has ruled that these limitations do not apply to providers of DBS services, certain parties have challenged that ruling. The FCC has not acted on that challenge. These foreign ownership limitations would apply to our fixed satellite service authorizations if we call ourselves a common carrier, or if the FCC decides to treat us as such a carrier. The FCC has noted that we propose to operate one of our proposed satellite systems on both a common and non-common carrier basis.

     A recent survey of our equity owners disclosed that our foreign ownership was less than 5%, which is well below these limitations, if they applied. However, the 110 acquisition contemplates the issuance of common stock to an Australian corporation that would exceed the alien ownership limitations if they applied. We filed a petition for a declaratory ruling that it is in the public interest to waive any applicable limitations to allow this issuance. Under currently effective precedent, that type of waiver is only required if we propose to conduct common carrier or broadcast operations. After coordination with the FCC staff and in the interest of expediting consideration of our application before the full FCC, we withdrew the petition. We may need to re-file that petition for consideration by the FCC's International Bureau under delegated authority to be able to consumate the 110 acquisition. We do not know how the FCC will rule with respect to this petition, if re-filed. The FCC could grant our waiver, deny the waiver, or impose adverse conditions on the waiver.

     If we do not comply with applicable Communications Act requirements and FCC rules, regulations, policies, and orders, the FCC could revoke, condition, or decline to review or decline to extend an authorization.

     THE TELECOMMUNICATIONS ACT OF 1996. The 1996 Act clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services. It further clarifies that criminal penalties may be imposed for piracy of direct-to-home satellite services. The 1996 Act also offers DBS operators relief from private and local government-imposed restrictions on the placement of receiving antennas. In some instances, DBS operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennas on or near homes. The FCC recently announced rules designed to implement Congress' intent. The FCC's rules prohibit most organizations from imposing restrictions on the installation of antennas, including DBS satellite dishes smaller than one meter, on or near homes, unless the restriction is necessary for safety or preservation of a recognized historic district. Local governments and associations can apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. In November 1998, the FCC extended these rules to allow renters to install antennas within their leaseholds (i.e., homes, gardens, patios, terraces and balconies). The FCC declined to extend the rules to permit the installation of antennas on common property or on property to which a viewer was not permitted access, such as the locked roof of an apartment building. Several groups have filed appeals against the November order. The 1996 Act also pre-empted local governments from imposing taxes or fees on direct-to-home satellite services, including DBS. Finally, the 1996 Act required that multi-channel video programming distributors, including DBS operators, fully scramble or block channels providing indecent or sexually explicit adult programming. If a multi-channel video programming distributor cannot fully scramble or block such programming, it must restrict transmission to those hours of the day when minors are unlikely to view the programming.

     THE CABLE ACT. In addition to regulating pricing practices and competition within the franchise cable television industry, the Cable Act was intended to establish and support existing and new multi-channel video service providers, such as wireless cable and DBS. We have benefited from the programming access provisions of the Cable Act and implementing rules, in that we have been able to gain access to previously unavailable programming services and, in some circumstances, have obtained certain programming services at reduced cost. Our business and future results of operations could suffer if the Cable Act or any of the related rules are amended, or interpreted differently in the future. For example, if cable companies, or any affiliated entities, could discriminate against competitors like us with regard to programming access, or the terms on which such programming was available, our ability to acquire programming on a cost-effective basis would be impaired. Certain of the restrictions on cable-affiliated programmers will expire in 2002 unless the FCC extends such restrictions.

     On May 19, 1998, we filed a complaint against Comcast Corporation, a major cable provider, seeking access to the sports programming controlled by Comcast in the Philadelphia area. On January 22, 1999, the FCC denied this complaint, partly on the basis that Comcast's programming is delivered terrestrially and therefore is not subject to the program access prohibitions. We cannot be certain whether or not other cable operators that control production or distribution of their own programming would switch to terrestrial transmission of their programming and seek to rely on the FCC's denial of our complaint against Comcast in order to deny us access to their programming. We also cannot be certain whether or not these companies would seek to acquire sports franchises and exclusively distribute the corresponding programming, which could possibly limit our access to popular sports programming.

     On January 14, 1999, we filed a program access complaint with the FCC against Speedvision Network, L.L.C. and Outdoor Life Network, L.L.C. seeking access to the programming controlled by these two networks. Our program access complaint alleges that the conduct of Speedvision and Outdoor Life Network in cutting off our access to programming after five days of carriage constitutes an unreasonable refusal to deal and a prohibited unfair practice under the Communications Act and the FCC's rules. Speedvision and Outdoor Life Network have answered and moved to dismiss that complaint, and we cannot be sure how the FCC will act on our complaint. Speedvision has cut off the service allegedly based on its view that we breached a November 1998 contract between the parties and has sued us in federal district court in Connecticut requesting several remedies. We cannot be sure how the court will rule on Speedvision's and Outdoor Life Network's complaint.

     Pursuant to the Cable Act, the FCC recently imposed public interest requirements upon DBS licensees that include the obligation to set aside four percent of the licensee's channel capacity exclusively for non-commercial programming of an educational or informational nature provided by national educational programming suppliers. Among other constraints, the FCC defined relatively narrowly the type of suppliers for which this capacity must be reserved. They also required that the capacity be made available at substantially below cost rates. The FCC also applied to DBS service providers the requirement of providing reasonable access to air-time at favored low rates, and equal opportunity, for certain qualified candidates for public office.

     Although DBS operators are not currently subject to the "must carry" requirements of the Cable Act, the cable industry and broadcast interests have argued that DBS operators should be subject to these requirements. The "must carry" rules generally require cable operators to carry all the local broadcast stations in areas they serve, not just the four major networks. The broadcasters also argue that satellite companies should not be allowed to provide local-into-local network service unless they also become subject to these requirements. If the "must carry" requirements of the Cable Act are revised to include DBS operators, or if Congress enacts new legislation of a similar nature, our plans to provide local programming will be adversely affected.

     CERTAIN OTHER RULEMAKINGS. The FCC recently proposed to allocate additional "expansion" spectrum for DBS operators starting in 2007. DIRECTV has filed an application for a satellite system using those expansion frequencies.

     Foreign satellite systems also are potential providers of DBS service within the United States. In May 1996, in its DISCO II proceeding, the FCC proposed permitting non-U.S. satellite systems to serve the United States if the home country of the foreign-licensed satellite offers open "effective competitive opportunities" in the same satellite service to U.S. licensed satellites. In the February 1997 World Trade Organization Agreement, the United States offer contained an exemption from market opening commitments for, among other things, DBS and direct-to-home satellite services. In November 1997, the FCC released new rules that maintained the effective competitive opportunities test with respect to foreign-licensed satellites seeking to provide DBS and direct-to-home satellite services in the United States. The FCC also established a strong presumption in favor of authorizing foreign-licensed satellites to provide services other than DBS and direct-to-home satellite in the United States.

     The FCC has proposed allowing non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency as DBS and Ku-band FSS services. If the proposal is adopted, these satellite operations could provide global high-speed data services. This would, among other things, create additional competition for satellite and other services. The FCC has also requested comment on a request that would allow a terrestrial service proposed by Northpoint Communications, Inc. to retransmit local television signals and provide data services to DBS subscribers. Both of these proposed operations, if authorized and implemented, may cause interference in the DBS spectrum.

     LOCAL NETWORK SIGNALS. We believe that our ability to deliver local programming via satellite into the markets from which the programming originates might help us attract subscribers who would not otherwise be willing to purchase satellite systems. Although we have commenced providing local network service to eligible subscribers in various metropolitan centers, subject to certain conditions, our ability to provide such a service is limited as detailed below.

     SATELLITE HOME VIEWER ACT AND RETRANSMISSION CONSENT. In order to retransmit network station programming, satellite companies, including us, must have a copyright license and must obtain the retransmission consent of the station concerned, subject to certain exceptions. Through our agreement with News Corporation, we will receive the right to retransmit programming from local FOX Network-owned and operated stations. However, we have not yet consummated and we can not provide any assurance that we will be able to consummate the transaction. Likewise, we may not be able to obtain the retransmission consents from any other network station.

     The Satellite Home Viewer Act establishes a "statutory" or compulsory copyright license that generally allows a DBS operator, for a statutorily-established fee, to retransmit local network signals to subscribers for private home viewing so long as that retransmission is limited to those persons in "unserved households." An "unserved household," with respect to a particular television network, is defined as one that cannot receive a specified quality over-the-air network signal of a primary network station affiliated with that network with a conventional outdoor rooftop antenna. That household must not, during the 90 days prior to subscribing to the DBS service, have subscribed to a cable service that provides the signal of an affiliate of that network. While we believe that the Satellite Home Viewer Act could be interpreted in a way that would allow us to retransmit local programming to certain local markets via satellite, we also believe that the compulsory copyright license under the Satellite Home Viewer Act may not be sufficient to permit us to implement our strategy to retransmit such programming in the most efficient and comprehensive manner.

     In the process of setting royalty rates for broadcast signal retransmissions, the Librarian of Congress published a final ruling (on review from a Copyright Arbitration Royalty Panel's recommendation) in October 1997. With respect to "local-into-local" retransmissions, the Librarian affirmed the zero rate for satellite retransmission of a superstation signal within the station's local market - a recommendation that we had supported. The Librarian modified the panel's recommendation by also establishing a zero rate for secondary transmissions of a network station's signal to "unserved households" within the station's local market. The Librarian also reviewed the panel's recommendation on the meaning of "unserved households." The panel had determined that the statutory license does not cover such retransmissions and the panel did not have jurisdiction to recommend a rate for them. The Librarian decided that the law is silent on the issue. Accordingly, he could not definitively say that the panel's decision is arbitrary or contrary to law. At the same time, the Librarian determined that the Copyright Office retains the authority to rule on the permissibility of secondary transmissions of a network station's signal to households within that station's local market.

     In December 1997, we petitioned the Copyright Office to issue a rule confirming that the statutory license provided by the Satellite Home Viewer Act and related copyright law allow a satellite carrier to retransmit the local network signals of the respective local network affiliates. In January 1998, the Copyright Office initiated a rulemaking proceeding to determine whether the copyright law permits such "local-into-local" retransmissions. Our petition and subsequent comments have been opposed by, among others, certain sports leagues, representatives of the cable industry, several television networks and their broadcast affiliates, and the Motion Picture Association of America. The staffs of the San Francisco Regional Office and the Bureau of Economics of the Federal Trade Commission supported our position. We do not know if these proceedings will result in a favorable ruling for us.

     In case the Copyright Office does not conduct a rulemaking proceeding or that any such rulemaking may not provide a favorable result to us, we are continuing to pursue the passage of legislation that would clarify and extend current laws with respect to local network signals. We do not know whether we will be successful in this effort. Further, if a court or administrative agency rejected our interpretation of "unserved household" and legislation does not pass that clarifies and extends the scope of the compulsory license, we may have to engage in the relatively cumbersome process of obtaining copyright licenses from all individual copyright holders instead. Without new legislation in this area or a favorable outcome in the rulemaking, we do not know whether we would be successful in any copyright infringement or FCC litigation with copyright owners or broadcasters regarding the legality of certain local-into-local network retransmissions. The same is true if we were unable to successfully negotiate individual copyright licenses and retransmission consent agreements, if necessary.

     DISTANT SIGNALS. The national networks and local affiliate stations have recently sued PrimeTime 24 Joint Venture, a satellite company that provides certain network programming to satellite companies. Until July 1998, we obtained network programming through PrimeTime 24 also. The lawsuit challenges PrimeTime 24's methods of selling network programming to consumers based upon infringement of copyright. The United States District Court for the Southern District of Florida has entered nationwide preliminary and permanent injunctions preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The preliminary injunction took effect on February 28, 1999, and the permanent injuction is set to take effect on April 30, 1999. The injunctions cover PrimeTime 24's "distributors" as well. The plaintiff in the Florida litigation informed us that it considered us a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmission to homes delineated by a contour in the Raleigh area.

     During July 1998, we ceased delivering PrimeTime 24 programming. Instead, we began to uplink and distribute network signals directly. We have also implemented specific compliance procedures that materially restrict the market in which we can sell and deliver those network signals. CBS and other broadcast networks have informed us that they believe our method of providing distant network programming violates the Satellite Home Viewer Act and hence infringes their copyright.

     In October 1998, we filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, we might attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. We have asked the court to enter a judgment declaring that our method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights.

     In November 1998, the CBS, ABC, NBC and FOX networks and their affiliate groups filed a complaint in the federal district court in Miami against us alleging copyright infringement. They have also requested the issuance of a preliminary injunction against us. The networks also filed a counter claim containing similar allegations against us in the Colorado litigation. We could incur significant damages and have additional material restrictions imposed against the sale of network signals if we were to lose in this litigation. Among other things, we could be required to terminate delivery of distant network signals to a material portion of our subscriber base. Further restrictions on the sale of network channels imposed in the future could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber turnover.

     The Satellite Home Viewer Act permits satellite retransmission of distant network signals only to "unserved households." The determination of whether a household qualifies as "unserved" for the purpose of being eligible to receive a distant network signal depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC. On November 17, 1998, in response to petitions for rulemaking that we and the National Rural Telecommunications Cooperative filed, the FCC released a notice of proposed rulemaking concerning the term "Grade B intensity" as used in the Satellite Home Viewer Act. The notice of proposed rulemaking requested comment and/or made tentative proposals, on among other things:

     - the extent of the FCC's authority in connection with the definition, prediction, and measurement of Grade B intensity;
     - changing the definition of Grade B intensity so that truly unserved households can be better identified;

     - endorsing or developing a methodology for accurately predicting whether an individual household is able to receive a signal of Grade B intensity; and
     - developing an easy-to-use and inexpensive method for testing the strength of a broadcast network signal at an individual household.

     The FCC also noted that it does not "appear to have the statutory authority to prevent most of PrimeTime 24's subscribers from losing their network service under the Miami injunction. The notice of proposed rulemaking was the subject of extensive comments by, among others, the satellite industry (including us), the networks and broadcast affiliates, and several sports leagues.

     In February 1999, the FCC released its report and order on the proceeding. Although the FCC declined to change the values of Grade B intensity, it adopted a method for measuring it at particular households. The FCC also endorsed a method for predicting Grade B intensity at particular households. We cannot be sure whether these methods are favorable to us or what weight, if any, the courts will give to the FCC's decision. We also cannot be certain whether the application of these methods by the courts will result in termination of distant signal delivery to a material portion of our subscribers and decreases in future subscriber activations. See "LEGAL PROCEEDINGS" for additional information regarding specific proceedings we are involved in.

     With respect to the royalty rate for retransmission of distant network and superstation signals, the Librarian of Congress set the rate at 27 cents per subscriber per month - a significant increase over the previously applicable rates. While judicial review of this ruling is pending, the new rate became effective on January 1, 1998.

     EXPORT REGULATION. From time to time, we require import licenses and general destination export licenses to receive and deliver components of direct-to-home satellite TV systems. In addition, the delivery of satellites and related technical information for the purpose of launch by a non-U.S. launch services provider is subject to strict export control and prior approval requirements. We have contemplated the possibility of satellite launches by such non-U.S. providers for our next planned satellites, and cannot be sure that the requisite approvals will be received.

PATENTS AND TRADEMARKS

     We use a number of trademarks for our products and services, including "EchoStar," "DISH Network," "America's Top 40," and others. We have registered some of these trademarks. We believe that those trademarks that we have not registered are generally protected by common law and state unfair competition laws. Although we believe that these trademarks are not essential to our business, we have taken affirmative legal steps to protect those trademarks in the past and intend to actively protect these trademarks in the future.

     We have been assigned certain patents for products and product components that we sell. We do not consider any of these to be significant to our continuing operations. In addition, we have obtained and, although no assurances can be given, expect to obtain licenses for certain patents necessary to the manufacture and sale of DBS receivers and related components. We have been notified that certain features of the EchoStar receiver system allegedly infringe on patents held by others, and that we therefore owe royalties. We are investigating these allegations of infringement and, if appropriate, we would vigorously defend against any suit filed by the parties. We do not know whether we would be able to successfully defend any suit, if brought, or if we would be able to obtain a license for any patent that might be required.

EMPLOYEES

     We had 3,815 employees at December 31, 1998, of which 3,750 worked in our domestic operations and 65 worked in our international operations. We are not a party to any collective bargaining agreement and generally consider relations with our employees to be good.

                        EXECUTIVE OFFICERS OF THE REGISTRANT
     (FURNISHED IN ACCORDANCE WITH ITEM 401 (b) OF REGULATION S-K, PURSUANT TO
                       GENERAL INSTRUCTION G(3) OF FORM 10-K)

     The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer's business experience during the past five years:


Name                                             Age     Position
------------------------------------------       ---    ---------------------------------------------------
Charles W. Ergen..........................         46    Chairman, Chief Executive Officer and President
James DeFranco............................         46    Executive Vice President and Director
Michael T. Dugan..........................         50    President, EchoStar Technologies Corporation
Steven B. Schaver.........................         45    Chief Operating and Financial Officer
David K. Moskowitz........................         40    Senior Vice President, General Counsel, Secretary
                                                            and Director
Mark W. Jackson...........................         38    Senior Vice President, Satellite Services
Soraya Hesabi-Cartwright..................         38    Senior Vice President, Human Resources and Customer
                                                            Service




     CHARLES W. ERGEN. Mr. Ergen has been Chairman of the Board of Directors, President and Chief Executive Officer of EchoStar since its formation and, during the past five years, has held various executive officer positions with EchoStar's subsidiaries. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980.

     JAMES DEFRANCO. Mr. DeFranco, currently the Executive Vice President of EchoStar, has been a Vice President and a Director of EchoStar since its formation and, during the past five years, has held various executive officer positions with EchoStar's subsidiaries. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen's spouse, was a co-founder of EchoStar in 1980.

     MICHAEL T. DUGAN. Mr. Dugan is the President of EchoStar Technologies Corporation (formerly Houston Tracker Systems, Inc). In that capacity, Mr. Dugan is responsible for, among other things, all engineering operations at EchoStar. Previously he was the Senior Vice President of the Consumer Products Division of EchoStar. Mr. Dugan has been with EchoStar since 1990.

     STEVEN B. SCHAVER. Mr. Schaver was named EchoStar's Chief Financial Officer in February 1996. In November 1996, Mr. Schaver also was named Chief Operating Officer. From November 1993 to February 1996, Mr. Schaver was the Vice President of EchoStar's European and African operations.

     DAVID K. MOSKOWITZ. Mr. Moskowitz is the Senior Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. He was elected to our Board of Directors during 1998. Mr. Moskowitz is responsible for all legal affairs of EchoStar and its subsidiaries.

     MARK W. JACKSON. Mr. Jackson was named Senior Vice President, Satellite Services, in December 1997. From April 1993 until December 1997 Mr. Jackson served as Vice President, Engineering at EchoStar.

     SORAYA HESABI-CARTWRIGHT. Ms. Hesabi-Cartwright was named Senior Vice President, Human Resources and Customer Service in November 1998. Ms. Hesabi-Cartwright joined EchoStar in 1994 as Director of Human Resources and was promoted to Vice President of Human Resources in 1996. During 1996, Ms. Hesabi-Cartwright transferred to EchoStar's Customer Service Center as Vice President of Customer Service, where she served until her promotion in 1998. Prior to joining EchoStar in 1994, Ms. Hesabi-Cartwright was employed at Pace Membership Warehouse, most recently as Director of Human Resources and Development. Pace Membership Warehouse is a consumer products wholesale membership warehouse.

     There are no family relationships among the executive officers and directors of EchoStar or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

ITEM 2.   PROPERTIES

          The following table sets forth certain information concerning our material properties:

                                                                                   Approximate         Owned or
Description/Use                                   Location                        Square Footage        Leased
-----------------------------------------------   ------------------------   ------------------  --------------
Corporate headquarters and customer service
   center...................................       Littleton, Colorado              156,000              Owned
EchoStar Technologies Corporation office and
   distribution center......................       Englewood, Colorado              155,000              Owned
Warehouse and distribution center...........       Denver, Colorado                 132,800             Leased
Customer service center.....................       McKeesport, Pennsylvania         100,000             Leased
Office and distribution center..............       Sacramento, California            78,500              Owned
Digital broadcast operations center.........       Cheyenne, Wyoming                 55,000              Owned
Customer service center.....................       Thornton, Colorado                55,000              Owned
European headquarters and warehouse.........       Almelo, The Netherlands           53,800              Owned

ITEM 3.   LEGAL PROCEEDINGS

THE NEWS CORPORATION LIMITED

          During February 1997, EchoStar and News Corporation announced an agreement pursuant to which, among other things, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News Corporation also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at the 110DEG. WL orbital slot purchased by MCI for more than $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led the parties to litigation. In mid-1997, EchoStar filed a complaint seeking specific performance of this agreement and damages, including lost profits. News Corporation filed an answer and counterclaims seeking unspecified damages, denying all of the material allegations and asserting numerous defenses. Discovery commenced in July 1997, and the case was set for trial commencing March 1999. In connection with the pending 110 acquisition, the litigation between EchoStar and News Corporation will be stayed and will be dismissed with prejudice upon closing or if the transaction is terminated for reasons other than the breach by, or failure to fill a condition within the control of, News Corporation or MCI.

     In connection with the News Corporation litigation that arose in 1997, EchoStar has a contingent fee arrangement with its lawyers, which provides for the lawyers to be paid a percentage of any net recovery obtained in its dispute with News Corporation. Although they have not been specific, the lawyers have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. EchoStar intends to vigorously contest the lawyers' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of its liability thereunder. If the lawyers and EchoStar are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved under arbitration. It is too early to determine the outcome of negotiations or arbitration regarding this fee dispute.

WIC PREMIUM TELEVISION LTD.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, USSB, ECC and two of ECC's wholly-owned subsidiaries, Dish, Ltd. and Echosphere. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

BROADCAST NETWORK PROGRAMMING

     Section 119 of the Satellite Home Viewer Act authorizes EchoStar to substitute satellite-delivered network signals its subscribers, but only if those subscribers qualify as "unserved" households, defined in the Satellite Home Viewer Act, those that, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity (as defined by the FCC) of a primary network station affiliated with that network." Historically, EchoStar obtained distant broadcast network signals for distribution to its subscribers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributes network signals to certain of EchoStar's competitors in the satellite industry.

     The national networks and local affiliate stations have recently challenged PrimeTime 24's methods of selling network programming (national and local) to consumers based upon infringement of copyright. The United States District Court for the Southern District of Florida has entered nationwide preliminary and permanent injunctions preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The preliminary injunction took effect on February 28, 1999, and the permanent injunction is set to take effect on April 30, 1999. The injunctions cover "distributors" as well. The plaintiff in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions to homes delineated by a contour in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

     EchoStar ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network signals directly. EchoStar has also implemented Satellite Home Viewer Act Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. CBS and other broadcast networks have informed EchoStar that they believe EchoStar's method of providing distant network programming violates the SHVA and hence infringes their copyright.

     On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, EchoStar may attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. EchoStar has asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights.

     On November 5, 1998, several broadcast parties, acting on prior threats filed a complaint alleging, among other things, copyright infringement against EchoStar in federal district court in Miami. The plaintiffs in that action have also requested the issuance of a preliminary injunction against EchoStar. The networks also filed a counter claim containing similar allegations against us in the Colorado litigation.

     On February 24, 1999, CBS, NBC, Fox, and ABC filed with the court a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV in response to an announcement by DIRECTV that it was discontinuing retransmission of the programming of the four networks received from PrimeTime 24 and would instead distribute its own package of network affiliates to its existing subscribers. On February 25, 1999, the court granted CBS and Fox a temporary restraining order requiring DIRECTV and its agents and those who act in active concert or participation with DIRECTV, not to deliver CBS or Fox programming to subscribers who do not live in "unserved households." For purposes of determining whether a subscriber is "unserved," the court referred to a modified version of the Longley-Rice signal propagation model. The modifications in some respects reflect an order adopted by the FCC on February 2, 1999. On March 12, 1999, DIRECTV and the four major broadcast networks and their affiliates announced that they have reached a settlement of that dispute.
Under the terms of the settlement, DIRECTV, stations and networks have agreed on a timeframe to disconnect distant broadcast network signals from subscribers predicted to be ineligible based on a modified version of the Longley-Rice signal propagation model. Subscribers predicted to be ineligible who obtain consent from the affected affiliate stations to receive their signals via satellite will not lose receipt of their distant network signals.
We are not sure what effect this development will have on our business.

     On March 24, 1999, we have a hearing scheduled in a Denver court on similar matters with similar parties. If we were to lose that hearing, it is likely that the broadcasters would move forward on their lawsuit filed in Miami and would seek similar remedies against us, including a temporary restraining order requiring us to stop delivering network signals to subscribers who do not live in "unserved households." Depending upon the terms, a restraining order could result in us having to terminate delivery of network signals to a material portion of our subscriber base, which could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber turnover.

          We are subject to various other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the our financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No items were submitted to a vote of security holders during the fourth quarter of 1998.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          Our Class A common stock is quoted on the Nasdaq Stock Market under the symbol "DISH." The high and low closing sale prices of the Class A common stock during 1997 and 1998 on the Nasdaq Stock Market (as reported by Nasdaq) are set forth below:


           1997                                           High          Low
           ----                                         --------      -------
           First Quarter                                26 3/4        15
           Second Quarter                               21 3/8        11 3/8
           Third Quarter                                24 1/4        13 1/2
           Fourth Quarter                               25 15/16      14 1/2


           1998
           ----
           First Quarter                                23 1/8        16 5/8
           Second Quarter                               31            22 1/2
           Third Quarter                                29 5/8        17 5/8
           Fourth Quarter                               48 3/8        20 1/4



          As of March 5, 1999, there were approximately 2,279 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of March 5, 1999, all 29,804,401 outstanding shares of our Class B common stock were held by Charles
W. Ergen, our Chief Executive Officer. There is currently no trading market for our Class B common stock.

          We have never declared or paid any cash dividends on any class of our common stock and do not expect to declare dividends on our common stock in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

ITEM 6.   SELECTED FINANCIAL DATA

          The selected consolidated financial data as of and for each of the five years ended December 31, 1998 have been derived from, and are qualified by reference to, our, and our predecessor entities, Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 1998, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                              YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                       1994           1995                1996            1997             1998
                                                  -------------     -----------      -----------      ----------       ------------
STATEMENTS OF OPERATIONS DATA                                    (IN THOUSANDS, EXCEPT SUBSCRIBERS AND PER SHARE DATA)
REVENUE:
 DISH Network ................................     $        --      $        --      $    60,132      $   344,250      $   683,032
 DTH equipment sales and integration services               --           35,816           78,062           91,637          256,193
 Satellite services ..........................              --               --            5,822           11,135           22,366
 C-band and other ............................         179,313          112,704           54,885           30,396           21,075
                                                   -----------      -----------      -----------      -----------      -----------
Total revenue ................................         179,313          148,520          198,901          477,418          982,666
COSTS AND EXPENSES:
 DISH Network operating expenses .............              --               --           42,456          193,274          395,411
 Cost of sales - DTH equipment and integration
  services ...................................              --           30,404           76,384           61,992          173,388
 Cost of sales - C-band and other ............         133,635           84,846           42,349           23,909           16,496
 Marketing expenses ..........................           2,346            1,786           51,520          179,923          320,521
 General and administrative ..................          27,873           36,397           52,123           69,315           97,105
 Depreciation and amortization ...............           2,243            3,114           43,414          173,276          102,636
                                                   -----------      -----------      -----------      -----------      -----------
Total costs and expenses .....................         166,097          156,547          308,246          701,689        1,105,557
                                                   -----------      -----------      -----------      -----------      -----------
Operating income (loss) ......................     $    13,216      $    (8,027)     $  (109,345)     $  (224,271)     $  (122,891)
                                                   -----------      -----------      -----------      -----------      -----------
                                                   -----------      -----------      -----------      -----------      -----------
Net income (loss) ............................     $        90      $   (11,486)     $  (100,986)     $  (312,825)     $  (260,882)
                                                   -----------      -----------      -----------      -----------      -----------
                                                   -----------      -----------      -----------      -----------      -----------
Net loss attributable to common shares .......     $      (849)     $   (12,690)     $  (102,190)     $  (321,267)     $  (296,097)
                                                   -----------      -----------      -----------      -----------      -----------
                                                   -----------      -----------      -----------      -----------      -----------
Weighted-average common shares outstanding ...          32,442           35,562           40,548           41,918           44,982
                                                   -----------      -----------      -----------      -----------      -----------
                                                   -----------      -----------      -----------      -----------      -----------
Basic and diluted loss per share (1) .........     $     (0.03)     $     (0.36)     $     (2.52)     $     (7.66)     $     (6.58)
                                                   -----------      -----------      -----------      -----------      -----------
                                                   -----------      -----------      -----------      -----------      -----------


                                                                  AS OF DECEMBER 31,
                                            ------------------------------------------------------------
                                                1994           1995             1996            1997
                                            ------------------------------------------------------------
BALANCE SHEETS DATA
  Cash, cash equivalents and
   marketable investment
   securities .........................     $    48,544     $    37,424     $    58,038     $   420,514
  Restricted cash and marketable
   investment securities (4) ..........         196,831          99,691          79,291         187,762
  Total assets ........................         472,492         623,091       1,141,380       1,805,646
  Long-term obligations (less current
    portion):
  1994 Notes ..........................         334,206         382,218         437,127         499,863
  1996 Notes ..........................              --              --         386,165         438,512
  1997 Notes ..........................              --              --              --         375,000
  Senior Exchange Notes ...............              --              --              --              --
  9 1/4% Senior Notes due 2006 ........              --              --              --              --
  9 3/8% Senior Notes due 2009 ........              --              --              --              --
  Mortgages and other notes payable,
   net of current portion .............           5,393          33,444          51,428          51,846
Series B Preferred Stock ..............              --              --              --         199,164
Total stockholders' equity (deficit) ..         103,808         156,686          61,197         (88,961)

                                                                 DECEMBER 31, 1998
                                            -------------------------------------------------
                                                                              AS ADJUSTED
                                                                 AS             AND PRO
                                               ACTUAL        ADJUSTED (2)       FORMA (3)
                                            -------------------------------------------------
                                                                      (UNAUDITED)
BALANCE SHEETS DATA
  Cash, cash equivalents and
   marketable investment
   securities .........................     $   324,100      $   353,699      $   353,699
  Restricted cash and marketable
   investment securities (4) ..........          77,657               --               --
  Total assets ........................       1,806,852        1,762,883        2,932,883(5)
  Long-term obligations (less current
   portion):
  1994 Notes ..........................         571,674            1,390            1,390
  1996 Notes ..........................         497,955              950              950
  1997 Notes ..........................         375,000               15               15
  Senior Exchange Notes ...............              --                5                5
  9 1/4% Senior Notes due 2006 ........              --          375,000          375,000
  9 3/8% Senior Notes due 2009 ........              --        1,625,000        1,625,000
  Mortgages and other notes payable,
   net of current portion .............          43,450           43,450           43,450
Series B Preferred Stock ..............         226,038               --               --
Total stockholders' equity (deficit) ..        (371,540)        (747,202)         422,798


                                                                               YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                        1994            1995            1996            1997            1998
                                                    ------------     ------------    -----------    -----------     -------------
OTHER DATA
  DISH Network subscribers .....................             --              --         350,000       1,040,000       1,940,000
  Average monthly revenue per subscriber .......     $       --      $       --      $    35.50      $    38.50      $    39.25

  EBITDA(6) ....................................         15,459          (4,193)        (65,931)        (50,995)        (20,255)
  Less amortization of subscriber acquisition
   costs .......................................             --              --         (16,073)       (121,735)        (18,869)
                                                    ------------     ------------    -----------    -----------     -------------
  EBITDA, as adjusted to exclude amortization of
   subscriber acquisition costs ................         15,459          (4,193)        (82,004)       (172,730)        (39,124)
  Net cash flows from:
    Operating activities .......................         24,205         (20,328)        (27,425)             43         (16,890)
    Investing activities .......................       (338,565)        (38,119)       (287,642)       (597,249)         (8,048)
    Financing activities .......................        325,011          62,695         332,544         703,182         (13,722)

---------------

(1) The earnings (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share." For further discussion of earnings (loss) per share and the impact of FAS No. 128, see Note 2 to our Consolidated Financial Statements.
(2) Balance sheet data as of December 31, 1998 as adjusted to give effect to the consummation of the tender offers, the concurrent issuance of the Seven and Ten Year notes, and the repurchase of the 8% Series A Cumulative Preferred Stock. See "-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES."
(3) Balance sheet data as of December 31, 1998 further adjusted for the pro forma effects assuming consummation of the 110 acquisition. See "-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES" AND "-BUSINESS-AGREEMENT WITH NEWS CORPORATION AND MCI."
(4) Restrictions on cash held in escrow under the terms of indentures were removed as a result of the tender offers. The restricted cash balances as of December 31, 1998 have been reclassified and included in the "as adjusted" amount of cash, cash equivalents and marketable investment securities. The restriction on the insurance receivable of $106 million (not shown) was also removed. See "-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES."
(5) The increase in total assets includes $1.17 billion of assets to be acquired by us pursuant to the 110 acquisition offset by an approximately $48.1 million decrease in total cash, cash equivalents and marketable investment securities as a result of the tender offers and the redemption on February 8, 1999, of all of our outstanding Series A Preferred Stock and related accumulated dividends (approximately $91 million). See "-BUSINESS-AGREEMENT WITH NEWS CORPORATION AND MCI."
(6) We believe it is common practice in the telecommunications industry for investment bankers and others to use various multiples of current or projected EBITDA (earnings before interest, taxes, depreciation and amortization) for purposes of estimating current or prospective enterprise value and as one of many measures of operating performance. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, because EBITDA is independent of the actual leverage employed by the business; but EBITDA ignores funds needed for capital expenditures and expansion. Some investment analysts track the relationship of EBITDA to total debt as one measure of financial strength. However, EBITDA does not purport to represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     EBITDA differs significantly from cash flows from operating activities reflected in the consolidated statement of cash flows. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash (vs. accrual) basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, EBITDA is derived from accrual basis income and is not reduced for cash invested in working capital. Consequently, EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining EBITDA and believes presentations of EBITDA may not be calculated consistently by different entities in the same or similar businesses. EBITDA is shown before and after amortization of subscriber acquisition costs, which were deferred through September 1997 and amortized over one year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: A TOTAL OR PARTIAL LOSS OF A SATELLITE DUE TO OPERATIONAL FAILURES, SPACE DEBRIS OR OTHERWISE; A DECREASE IN SALES OF DIGITAL EQUIPMENT AND RELATED SERVICES TO INTERNATIONAL DIRECT-TO-HOME SERVICE PROVIDERS; A DECREASE IN DISH NETWORK SUBSCRIBER GROWTH; AN INCREASE IN SUBSCRIBER ACQUISITION COSTS; IMPEDIMENTS TO THE RETRANSMISSION OF LOCAL OR DISTANT BROADCAST NETWORK SIGNALS WHICH COULD RESULT FROM PENDING LITIGATION OR LEGISLATION; LOWER THAN EXPECTED DEMAND FOR OUR DELIVERY OF LOCAL BROADCAST NETWORK SIGNALS; AN UNEXPECTED BUSINESS INTERRUPTION DUE TO THE FAILURE OF THIRD-PARTIES TO REMEDIATE YEAR 2000 ISSUES; OUR INABILITY TO RETAIN NECESSARY AUTHORIZATIONS FROM THE FCC; AN INCREASE IN COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE, OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; A MERGER OF EXISTING DBS COMPETITORS; A CHANGE IN THE REGULATIONS GOVERNING THE SUBSCRIPTION TELEVISION SERVICE INDUSTRY; THE OUTCOME OF ANY LITIGATION IN WHICH WE MAY BE INVOLVED; FAILURE TO CONSUMMATE THE 110 ACQUISITION; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN AND SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

          REVENUE. Total revenue for the year ended December 31, 1998 was $983 million, an increase of $506 million compared to total revenue for the year ended December 31, 1997 of $477 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from our ETC and Satellite Services business units. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

          DISH Network subscription television services revenue totaled
$669 million for the year ended December 31, 1998, an increase of $370 million or 124% compared to 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. Average DISH Network subscribers for the year ended December 31, 1998 increased approximately 120% compared to 1997. As of December 31, 1998, we had approximately 1.9 million DISH Network subscribers compared to 1.04 million at December 31, 1997. Monthly revenue per subscriber approximated $39.25 and $38.50 during the years ended December 31, 1998 and 1997, respectively. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

          For the year ended December 31, 1998, DTH equipment sales and integration services totaled $256 million, an increase of $164 million compared to 1997. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by us to international DTH service operators. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold.

          Substantially all of our ETC revenues have resulted from sales to two international DTH providers. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Due to an expected decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition, we expect that our DTH equipment and integration services revenue will decline during 1999 as compared to 1998. Such revenue may decline in 1999 by as much as 50% as compared to 1998.

          During July 1998, Telefonica, one of the two DTH service providers described above, announced its intention to merge with Sogecable (Canal Plus Satellite), one of its primary competitors. In October 1998, Telefonica announced that the merger negotiations had been suspended. Subsequently, negotiations between Telefonica and Canal Plus Satellite have resumed. Although we have binding purchase orders from Telefonica for 1999 deliveries of DTH equipment, we cannot yet predict what impact, if any, consummation of this merger might have on our future sales to Telefonica. As part of the 110 acquisition, we received a minimum order from a subsidiary of News Corporation for 500,000 set-top boxes. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such additional negotiations will be successful.

          Satellite services revenue totaled $22 million during 1998, an increase of $11 million as compared to 1997. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue is expected to increase during 1999 to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

          DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $395 million during 1998, an increase of $202 million or 105%, compared to 1997. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 59% and 65% of subscription television services revenue during 1998 and 1997, respectively. Although we expect DISH Network operating expenses as a percentage of subscription television services revenue to decline modestly from 1998 levels in future periods, this expense to revenue ratio could increase.

          Subscriber-related expenses totaled $297 million during 1998, an increase of $153 million compared to 1997. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 44% of subscription television services revenues during 1998 compared to 48% during 1997. The decrease in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from a decrease in programming expenses on a per subscriber basis, which resulted from a change in product mix combined with price discounts received from certain content providers.

          Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $72 million during 1998, an increase of $37 million as compared to 1997. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 11% of subscription television services revenue during 1998 compared to 12% of subscription television services revenue during 1997. Although we expect customer service center and other expenses as a percentage of subscription television services revenue to remain near 1998 levels in the future, this expense to revenue ratio could increase.

          Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $26 million during 1998, an $11 million increase compared to 1997. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites are placed in service.

          COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES.  Cost of sales
- DTH equipment and integration services totaled $173 million during 1998, an increase of $111 million compared to 1997. This increase is consistent with the increase in DTH equipment revenue. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators. As a percentage of DTH equipment revenue, cost of sales represented 68% during each of 1998 and 1997. We expect that cost of sales may increase as a percentage of DTH equipment revenue in the future, due to price pressure resulting from increased competition from other providers of DTH equipment.

          MARKETING EXPENSES. Marketing expenses totaled $321 million during 1998, an increase of $141 million or 78%, compared to 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. During all of 1998 we recognized subscriber promotion subsidies as incurred. These expenses totaled $273 million during 1998, an increase of $128 million over 1997. This increase resulted from increased subscriber activations and the immediate recognition of all subscriber promotion subsidies incurred in 1998, due to the removal of any prepaid subscription requirement. During 1997, a portion of such expenses were initially deferred and amortized over the related prepaid subscription term, generally one year. Advertising and other expenses totaled $48 million during 1998, an increase of $13 million over 1997.

          During 1998, our subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $314 million, or approximately $285 per new subscriber activation. Comparatively, our 1997 subscriber acquisition costs, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $252 million, or approximately $340 per new subscriber activation. The decrease in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from decreases in the manufactured cost of EchoStar receiver systems. We expect that our subscriber acquisition costs, on a per new subscriber activation basis, will increase in the near-term as we introduce aggressive marketing promotions to acquire new subscribers. For example, during 1999 we introduced the PrimeStar bounty program. Our subscriber acquisition costs under this program are significantly higher than those under our other marketing programs. To the extent that we either extend the duration of the PrimeStar bounty program or begin to offer similar bounty programs for other competitors' subscribers, our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, will materially increase.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $97 million during 1998, an increase of $28 million as compared to 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 10% during 1998 compared to 15% during 1997. Although we expect that G&A expenses as a percentage of total revenue will approximate 1998 levels or decline modestly in the future, this expense to revenue ratio could increase.

          EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA was negative $20 million and negative $51 million, during 1998 and 1997, respectively. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $39 million for 1998 compared to negative $173 million for 1997. This improvement in EBITDA principally resulted from increases in our ETC and DISH Network revenues. We believe our ability to repay our existing debt will be significantly influenced by our ability to continue to improve reported EBITDA. However, EBITDA does not purport to represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          During the fourth quarter of 1998, we introduced the DISH Network One-Rate Plan. Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate of up to $299 on the purchase of certain EchoStar receiver systems. Consequently, the costs of acquiring subscribers who qualify for the DISH Network One-Rate Plan are materially higher than for other DISH Network subscribers. The rebate is contingent upon the subscriber's one-year commitment to subscribe to the America's Top 100 CD programming package and two premium channel packages, committing the subscriber to a monthly programming payment of at least $48.98. The consumer must pay the entire sales price of the system at the time of purchase, but is not required to prepay for the programming. After receiving the subscriber's first full programming payment (equal to $97.96 for two months of programming), we issue a rebate of up to $299 to the subscriber. Although subscriber acquisition costs are materially higher under the DISH Network One-Rate Plan, we believe that these customers are more profitable because of the higher average revenue per subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to churn than other DISH Network subscribers. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least April 1999.

          Our subscriber acquisition costs, both in the aggregate and on a per subscriber basis, will increase in direct relation to the participation rate in the DISH Network One-Rate Plan. While we presently expect approximately one-third of our new subscriber activations to result from the DISH Network One-Rate Plan during the duration of the promotion, the actual consumer participation level could be significantly higher. To the extent that actual consumer participation levels exceed present expectations and subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses during 1998, including amortization of subscriber acquisition costs of $19 million, aggregated $103 million, a $70 million decrease compared to 1997. The decrease in depreciation and amortization expenses principally resulted from a decrease in amortization of subscriber acquisition costs of $103 million, partially offset by an increase in depreciation related to the commencement of operation of EchoStar III, EchoStar IV and other depreciable assets placed in service during 1998. Promotional programs changed in October 1997 and we ceased deferral of subscriber acquisition costs after that date. All previously deferred costs were fully amortized during 1998

          OTHER INCOME AND EXPENSE. Other expense, net totaled $138 million during 1998, an increase of $50 million as compared to 1997. The increase in other expense resulted primarily from interest expense associated with our 12 1/2% Senior Secured Notes due 2002 issued in June 1997, combined with increased interest expense resulting from increased accreted balances on our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994 and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996.

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

          DISH Network subscription television services revenue totaled $299 million during 1997, an increase of $249 million compared to 1996. This increase was directly attributable to the operation of the DISH Network during the entirety of 1997, combined with the increase in the number of DISH Network subscribers. Average monthly revenue per subscriber approximated $38.50 during 1997 compared to approximately $35.50 in 1996. The increase in monthly revenue per subscriber was primarily due to additional channels added upon commencement of operations of EchoStar II.

          Other DISH Network revenue totaled $45 million in 1997, an increase of $35 million compared to 1996. Other DISH Network revenue primarily consists of incremental revenues over advertised subscription rates realized from our 1996 Promotion, whereby consumers were able to purchase a standard EchoStar receiver system for $199, conditioned upon the consumer's prepaid one-year subscription to a programming package for approximately $300, as well as installation revenue and loan origination and participation income. In 1997, we recognized incremental revenues related to our 1996 Promotion of approximately $40 million, an increase of $35 million over 1996.

          During 1997, DTH equipment sales and integration services totaled $92 million. We sold digital satellite broadcasting equipment using our proprietary technology to two international DTH service operators. We realized revenues of $74 million related to these agreements during 1997. Of this amount, $59 million related to sales of digital set-top boxes and other DTH equipment while $15 million resulted from the provision of integration services, such as revenue from uplink center design, construction oversight, and other project integration services. DBS accessory sales totaled $11 million during 1997, an $8 million increase compared to 1996.

          DTH equipment sales and integration services revenue totaled $78 million during 1996. These revenues consisted primarily of sales of EchoStar receiver systems and related accessories prior to the August 1996 nationwide rollout of our 1996 Promotion.

          Satellite services revenue totaled $11 million during 1997, an increase of $5 million, or 91%, compared to 1996. The increase in satellite services revenue was primarily attributable to an increase in the number of content providers, increased usage by our BTV customers, and an entire year of operation in 1997.

          C-band and other revenue totaled $30 million for 1997, a decrease of $25 million compared to $55 million in 1996. Other revenue principally related to domestic and international sales of C-band products and net domestic C-band programming revenues. This decrease resulted from the world-wide decrease in demand for C-band products and services. Effective January 1, 1998, we ceased operation of our C-band programming.

          DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $193 million during 1997, an increase of $151 million as compared to 1996. The increase in DISH Network operating expenses was primarily attributable to operation of the DISH Network during the entirety of 1997 and the increase in the number of DISH Network subscribers. Subscriber-related expenses totaled $144 million in 1997, an increase of $121 million compared to 1996. Such expenses totaled 48% of subscription television services revenues, compared to 46% of subscription television services revenues during 1996. Satellite and transmission expenses increased $8 million in 1997 compared to 1996 primarily as a result of the operation of the DISH Network, including EchoStar II, during the entirety of 1997. Customer service center and other operating expenses totaled $35 million in 1997, an increase of $22 million as compared to 1996. The increase in customer service center and other operating expenses was directly attributable to the operation of the DISH Network during the entirety of 1997, combined with the increase in the number of DISH Network subscribers.

          COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES.  Cost of sales
- DTH equipment and integration services totaled $62 million during 1997, a decrease of $14 million, or 19%, as compared to 1996. During 1997, cost of sales - DTH equipment and integration services principally represented costs associated with set-top boxes and related components sold to international DTH operators. For 1996, cost of sales - DTH equipment and integration services totaled $76 million and represented costs of EchoStar receiver systems sold prior to the August 1996 rollout of our 1996 Promotion.

          COST OF SALES - C-BAND AND OTHER. Cost of sales - C-band and other totaled $24 million during 1997, a decrease of $18 million compared to 1996. This decrease was consistent with the decrease in related revenues and resulted from the world-wide decrease in the demand for C-band products and services.

          MARKETING EXPENSES. Marketing expenses totaled $180 million for 1997, an increase of $128 million as compared to 1996. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. These costs totaled $145 million during 1997, an increase of $111 million over 1996. This increase resulted from the commencement of the 1997 Promotion, a marketing promotion that maintained the suggested retail price for a standard EchoStar receiver system at $199, but eliminated the requirement for the coincident purchase of an extended subscription commitment, and the increase in the number of EchoStar receiver systems sold during 1997. Advertising and other expenses increased $17 million to $35 million during 1997 as a result of increased marketing activity and operation of the DISH Network during the entirety of 1997.

          GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses totaled $69 million for 1997, an increase of $17 million as compared to 1996. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 15% during 1997 as compared to 26% during 1996.

          EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA was negative $51 million for 1997, as compared to EBITDA of negative $66 million for 1996. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $173 million for 1997 as compared to negative $82 million for 1996. This improvement in EBITDA resulted from the factors affecting revenue and expenses discussed above. EBITDA does not purport to represent cash provided by or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for 1997, including amortization of subscriber acquisition costs of $122 million, aggregated $173 million in 1997, an increase of $130 million, as compared to 1996. The increase in depreciation and amortization expenses principally resulted from amortization of subscriber acquisition costs, an increase of $106 million, and depreciation of EchoStar II, which was placed in service during the fourth quarter of 1996.

          OTHER INCOME AND EXPENSE. Other expense, net totaled $88 million during 1997, an increase of $42 million as compared to 1996. The 1997 increase in other expense resulted primarily from interest expense associated with the 1997 notes which were issued in June 1997, and increases in interest expense associated with the 1994 notes and the 1996 notes due to higher accreted balances thereon. These increases in interest expense were partially offset by increases in capitalized interest. Capitalized interest, primarily related to satellite construction, totaled $43 million during 1997, compared to $32 million during 1996.

          INCOME TAX BENEFIT. The $55 million decrease in the income tax benefit during 1997 principally resulted from our decision to increase our valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of these assets is dependent on us generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. Our net deferred tax assets, $67 million at each of December 31, 1996 and 1997, principally relate to temporary differences for amortization of original issue discount on the 1994 notes and 1996 notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid.

LIQUIDITY AND CAPITAL RESOURCES

CASH SOURCES

          Since inception, we have financed the development of our EchoStar DBS system and the related commercial introduction of the DISH Network service primarily through the sale of equity and debt securities. From May 1994 through December 31, 1998, we have raised total gross cash proceeds of approximately $249 million from the sale of our equity securities and approximately $1.3 billion from the sale of certain debt securities. The following summarizes the net proceeds we have raised from sales of our equity and debt securities:

          - our 1994 notes offering in June 1994 of 12 7/8% Senior Secured Discount Notes and 3.7 million Common Stock Warrants resulting in net proceeds of approximately $323 million;
          - our initial public offering of 4.0 million shares of our Class A common stock in June 1995, resulting in net proceeds of approximately $63 million;
          - our 1996 notes offering in March 1996 13 1/8% Senior Secured Discount Notes resulting in aggregate net proceeds of approximately $337 million;
          - our 1997 notes offering in June 1997 of 12 1/2% Senior Secured Notes resulting in net proceeds of approximately $363 million;
          - our October 1997 offering of 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock resulting in net proceeds of approximately $193 million;
          - our November 1997 offering of 6 3/4% Series C Cumulative Convertible Preferred Stock resulting in net proceeds of approximately $97 million; and
          - our November 1997 offering of 3.4 million shares of Class A Common Stock resulting in net proceeds of approximately $63 million.

          As of December 31, 1998, our unrestricted cash, cash equivalents and marketable investment securities totaled $324 million compared to $421 million as of December 31, 1997. For the years ended December 31, 1996, 1997 and 1998, we reported net cash flows from operating activities of ($27 million), $43,000, and ($17 million), respectively.

          Our working capital and capital expenditure requirements were substantial during the three-year period ended December 31, 1998. Such expenditures principally related to the ongoing development of the EchoStar DBS system and the related commercial introduction of the DISH Network service in March 1996. Capital expenditures, including expenditures for satellite systems under construction and FCC authorizations, totaled $277 million, $232 million and $161 million during 1996, 1997 and 1998, respectively.

          We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon our ability to continue to rapidly expand our DISH Network subscriber base, retain existing DISH Network subscribers and our ability to grow our ETC and Satellite Services businesses. There can be no assurance that we will be successful in achieving our goals. The amount of capital required to fund our 1999 working capital and capital expenditure needs will vary, dependent upon the level of success we experience relative to our goals. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of a general economic downturn, among other factors.

SUBSCRIBER ACQUISITION COSTS

          As previously described, we subsidize the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. During 1998, our aggregate subscriber acquisition costs, which include subscriber promotion subsidies and acquisition marketing expenses, approximated $285 per new subscriber activation. We expect that our future subscriber acquisition costs will increase as a result of promotions such as the DISH Network One-Rate Plan and other promotional programs including bounty promotions that target the subscribers of other satellite television providers. To the extent that we either extend the duration of the PrimeStar bounty program or begin to offer similar bounty programs for other competitors' subscribers, our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, will materially increase. Funds necessary to meet these subscriber acquisition costs will be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional capital in the future to meet these requirements. There can be no assurance that additional financing will be available on acceptable terms, or at all.

OBLIGATIONS

          On December 23, 1998, we commenced cash tender offers as part of a plan to refinance our indebtedness at more favorable interest rates and terms. We offered to purchase for cash any and all of the outstanding 1994 notes, 1996 notes and 1997 notes.

          We also announced that we had sent to all holders of our issued and outstanding Series B preferred stock a notice to exchange all of the outstanding shares of Series B preferred stock into 12 1/8% Senior Exchange Notes due 2004 on the terms and conditions set forth in the certificate of designation relating to the Series B preferred stock. The senior exchange notes were issued on January 4, 1999. Immediately following the exchange, we commenced an offer to purchase any and all outstanding senior exchange notes.

          The tender offers for the 1994 notes, 1996 notes and 1997 notes were consummated on January 25, 1999, concurrently with the offering of both the 9 1/4% Senior Notes due 2006 and the 9 3/8% Senior Notes due 2009 with holders of more than 99% of each issue of debt securities tendering their notes and consenting to certain amendments to the indentures governing the notes that eliminated substantially all of the restrictive covenants and amended certain other provisions. The tender offer for the senior exchange notes expired on February 1, 1999, with more than 99% of the outstanding senior exchange notes being validly tendered. During the first quarter of 1999, we will record an extraordinary loss of approximately $269 million (approximately $236 million of tender premiums and consent fees and approximately $33 million associated with the write-off of unamortized deferred financing costs and other transaction-related costs) resulting from the early retirement of the notes pursuant to the tender offers.

          Interest accrues at a rate of 9 1/4% and 9 3/8% on the seven and ten year notes, respectively. Interest on the seven and ten year notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999. Although the seven and ten year notes have lower interest rates than our previous debt securities, because of tender premiums and consent and other fees that we incurred to retire our previous debt, it will be several years before we reach break-even from an economic perspective.

RETIREMENT OF SERIES A PREFERRED STOCK

          On February 8, 1999, we repurchased all outstanding shares of Series A preferred stock, at $52.611 per share (the average of the preceding 20 trading day closing price of our Class A common stock). The total repurchase price was approximately $91 million, including accrued dividends of approximately $6 million. The carrying value of the Series A preferred stock, including accrued dividends, as of the date of repurchase was approximately $21 million. All of the shares of Series A preferred stock were owned by Charles W. Ergen, President and CEO, and James DeFranco, Executive Vice President.

FUTURE CAPITAL REQUIREMENTS

          As of December 31, 1998, we had approximately $1.5 billion of outstanding long-term debt, substantially all of which was retired upon consummation of the tender offers and the concurrent sale of the seven and ten year notes. At December 31, 1998, on a pro forma basis after giving effect to consummation of the tender offers, the concurrent issuance of the notes, the retirement of the Series A preferred stock and the consummation of the 110 acquisition, our unrestricted cash and outstanding long-term debt (including both the current and long-term portions) would have been approximately $354 million and $2.07 billion, respectively. Beginning in 1999, we will have semi-annual cash debt service requirements of approximately $94 million related to the notes. There will be no scheduled principal payment or sinking fund requirements prior to maturity of the notes.

          We utilized $91 million of satellite vendor financing for our first four satellites. As of December 31, 1998, approximately $60 million of such satellite vendor financing was outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the respective satellite.

          On February 26, 1999, we announced that we had sent a letter to the Board of Directors of PrimeStar expressing our desire and willingness to make an offer to purchase PrimeStar's high-powered DBS assets. These assets consist of two high-powered DBS satellites, Tempo I and Tempo II, and 11 of the 32 DBS frequencies at the 119DEG. WL orbital position, the same location as EchoStar I and EchoStar II. Our letter stated that we are ready, willing and able to make an offer to pay $600 million of total consideration (including assumed liabilities) for these assets. The deadline for a response to this letter has since expired. If we were able to reach an agreement to acquire the PrimeStar high-powered DBS assets in the future, we believe that we would be able to procure additional financing to complete the transaction.

          As a result of the 110 acquisition, we expect to incur approximately $35 million during 1999 for capital expenditures related to digital encoders required by the Cheyenne digital broadcast center to accommodate the expansion to approximately 500 video and audio channels. In addition, we expect to expend over $100 million, and perhaps more than $125 million, during 1999 and 2000 in one-time expenses associated with repositioning subscriber satellite dishes toward the 110DEG. WL orbital location. If we were able to acquire the high-powered assets of PrimeStar described above, we may not be required to reposition subscriber satellite dishes.

          As a result of the anomalies experienced by EchoStar III and EchoStar IV (see "Notes to Consolidated Financial Statements" and "Business - Satellites"), and in order to fully exploit certain of our remaining FCC-allocated DBS frequencies, we intend to deploy one or more additional DBS satellites. If the 110 acquisition is consummated, it would provide for the deployment of two additional DBS satellites at 110DEG. WL. We are also evaluating other contingency plans. All of these possible deployments are subject to several FCC approvals. There can be no assurance that net insurance proceeds will be sufficient to fully cover the costs to deploy replacement DBS satellites.

          In addition to our DBS business plan, we have licenses, or applications pending with the FCC, for a two satellite FSS Ku-band satellite system, a two satellite FSS Ka-band satellite system, and a proposed modification thereof and a Low Earth Orbit Mobile-Satellite Service G-satellite system. We would need to raise additional capital for the foregoing purposes. Further, there may be a number of factors, some of which are beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. There can be no assurance that additional debt, equity or other financing, if required, will be available on terms acceptable to us, or at all.

          If cash generated from our operations is not sufficient to meet our debt service requirements or other obligations, we would be required to obtain cash from other financing sources. There can be no assurance that such financing would be available on terms acceptable to us, or if available, that the proceeds of such financing would be sufficient to enable us to meet all of our obligations. We are required to retire the remaining 1994 notes, 1996 notes,

1997 notes and senior exchange notes when they mature, and the indentures governing the 1994, 1996 and 1997 notes will remain outstanding (although with substantially all of the restrictive covenants having been eliminated) until such time.

YEAR 2000 READINESS DISCLOSURE

          We have assessed and continue to assess the impact of the Year 2000 issue on our computer systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. Thus, as the century date approaches, date sensitive systems may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 may cause computer systems to process critical financial and operational information incorrectly. If our Year 2000 remediation plan is not successful or is not completed in a timely manner, the Year 2000 issue could significantly disrupt our ability to transact business with our customers and suppliers, and could have a material impact on our operations. Even if our Year 2000 remediation plan is successful or completed on time, there can be no assurance that the systems of other companies with which our systems interact will be timely converted, or that any such failure to convert by another company would not have an adverse effect on our business or operations.

          We have established a five-phase plan to address potential Year 2000 issues:
          - INVENTORY - the identification of all relevant hardware, embedded software, system software and application software to establish the scope of subsequent phases;
          - ASSESSMENT - the process of evaluating the current level of Year 2000 readiness of all components identified in the inventory phase, defining actions necessary to retire, replace or otherwise correct all non-conforming components and estimating resources and timelines required by action plans;
          - REMEDIATION - the correction of previously identified Year 2000 issues;
          - VALIDATION/TESTING - the evaluation of each component's performance as the date is rolled forward to January 1, 2000 and other dates and times relating to the Year 2000 issue; and
          - IMPLEMENTATION - the process of updating components and correcting Year 2000 issues in the production operating environment of a system.

          In connection with this effort, we have segregated our computer systems and corresponding Year 2000 readiness risk into three categories: internal financial and administrative systems, service-delivery systems, and third-party systems.

INTERNAL FINANCIAL AND ADMINISTRATIVE SYSTEMS

          With respect to our internal financial and administrative systems, we have completed the inventory phase of the Year 2000 readiness plan by identifying all systems with potential Year 2000 problems. We are currently in the process of assessing these systems by communicating with our outside software and hardware vendors and reviewing their certifications of Year 2000 readiness, as well as reviewing internal custom programming codes. We expect to have the assessment phase substantially completed by April 1999.

          Upon completion of the assessment phase, we will begin the remediation and validation/testing phases. During the remediation phase, we will attempt to correct all problems detected while performing the assessment phase. During the validation/testing phase, we will create a parallel environment of all internal and administrative systems. We will run tests on the parallel environment to assess its reaction to changes in dates and times relating to the Year 2000 issue. We currently expect the remediation and validation/testing phases to be complete by June 1999.

          Once all known problems are corrected within the parallel environment, we will make changes to the actual operating environment of our internal financial and administrative systems during the implementation phase. We currently expect to complete the implementation phase by August 1999. Upon successful completion of the implementation phase we will be able to certify our Year 2000 readiness. While there can be no assurance, we currently believe that our internal financial and administrative systems are Year 2000 ready.

SERVICE-DELIVERY SYSTEMS

          We have defined service-delivery systems as all internal systems necessary to deliver DISH Network programming to our subscribers. During the inventory phase we initially identified our set-top boxes, compression and conditional access systems at our digital broadcast center, DBS satellites and third-party billing system as systems with potential Year 2000 issues.

          Given the interdependent nature of the receiver and broadcast systems used to deliver our service, we previously implemented a smaller, offline version of our overall system to aid in the evaluation and test of hardware and software changes that normally occur over time. This system gives us the ability to perform "real-time" testing of the various elements of the system by simulating the year 2000 rollover, and confirming system operation. This ability to perform accurate offline simulations has provided a tremendous benefit to our Year 2000 test process.

          We have completed initial testing of our set-top receivers. During these tests, the dates in the broadcast system, and hence the set-top receivers were rolled forward to each of the dates and times affected by the Year 2000 issue. We deemed these initial tests successful, as no problems were detected during thorough testing of the set-top receivers when the dates were rolled forward. These tests also affirm the integrity of the broadcast systems supplying the set-top receivers with critical operational system information. As new technology and software are integrated into our set-top receivers, we will perform additional testing to attempt to ensure continued Year 2000 readiness.

          In addition to the practical testing performed above, we have completed an independent inventory and assessment of the systems at our digital broadcast center and are currently in the remediation phase of our Year 2000 readiness plan. The remediation phase of the plan is expected to be complete by April 1999. We expect to perform validation and testing of communications between our digital broadcast center and our DBS satellites during the third quarter of 1999. The validation and testing of our digital broadcast center is not expected to cause interruption of programming to DISH Network subscribers.

          During the assessment of our DBS satellites, we determined that our satellites do not operate under a calendar-driven system. Therefore, we do not expect changes in dates and times to affect the operation of our DBS satellites.


          We are currently working with the vendor of our third-party billing system to attempt to ensure its Year 2000 readiness. This vendor has indicated it has completed all remediation activities and is currently in the final stages of testing/validation. Subsequent to completion of its testing/validation activities, the vendor has indicated it will contractually certify its Year 2000 readiness during the second quarter of 1999, however we can not provide any assurance in this regard.

THIRD-PARTY SYSTEMS

          We also are currently assessing our vulnerability to unexpected business interruptions due to the failure of third-parties to remediate Year 2000 readiness issues associated with products or services on which our business relies. In connection with this assessment, we sent letters to third-party business partners, suppliers and vendors which we deemed significant requesting that they certify their Year 2000 readiness. To date, we have received responses from approximately 70% of these vendors. We are presently in the process of contacting our critical suppliers and vendors who have either not responded or have not responded adequately to our requests for proof of certification. We presently expect to complete this process by April 1999 and will continue to follow-up on unresolved issues thereafter. There can be no assurance that third-parties who have responded, or will respond, to our request regarding Year 2000 readiness have responded, or will respond, accurately or satisfactorily, or that anticipated Year 2000 actions set forth in their responses will be properly conducted.

CONTINGENCY PLANNING

          We also are involved in limited contingency planning. In the event that previously undetected Year 2000 issues arise, contingency plans will be used to try to mitigate potential system problems. Our internal financial and administrative and service-delivery contingency plan includes making back-up copies of certain systems as well as using standby power generators at our digital broadcasting center. With respect to other third-party systems, we will continue to contact our critical vendors in order to obtain certification of their Year 2000 readiness. However, no assurance can be made that such contingency plans will resolve any Year 2000 problems that may occur, in a manner which is satisfactory or desirable to us.

COSTS

          We have not yet determined the full cost of our Year 2000 readiness plan and its related impact on our financial condition. In the ordinary course of business, we have made capital expenditures over the past few years to improve our systems, for reasons other than Year 2000 remediation. Because these upgrades also resulted in improved Year 2000 readiness, replacement and remediation costs have not been material. We currently have budgeted $300,000 for the completion of our Year 2000 readiness plan. While there can be no assurance, we believe our costs to successfully mitigate the Year 2000 issue will not be material to our operations. No assurance can be made, however, as to the total cost for the Year 2000 plan until the plan has been completed.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance that requires capitalization of certain costs incurred during an internal-use software development project. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We do not expect that adoption of SOP 98-1 will materially affect our consolidated financial statements.

INFLATION

          Inflation has not materially affected our operations during the past three years. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures. We do not have any material backlog of our products.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

          INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates to our debt obligations, redeemable preferred stock and cash and marketable investment securities (unrestricted and restricted) portfolio.

          As of December 31, 1998 we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $1.9 billion using quoted market prices where available, or discounted cash flow analyses.
We estimated the fair value of our redeemable preferred stock (based on quoted market prices) to be approximately $259.9 million on December 31, 1998. The market risk associated with our debt and redeemable preferred stock is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of our debt and redeemable preferred stock by approximately $50.8 million and $8.5 million, respectively.

          Based on our average balance of cash and cash equivalents and restricted and unrestricted marketable investment securities during 1998, a 10% decrease in the average interest rate experienced in 1998 would not materially impact our annual interest income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our Consolidated Financial Statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item with respect to the identity and business experience of our directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

          The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 19 of this report under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999, under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999, under the captions "Election of Directors" and "Equity Security Ownership," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:


          (1) FINANCIAL STATEMENTS                                                   PAGE
               Report of Independent Public Accountants............................  F-2
               Consolidated Balance Sheets at December 31, 1997 and 1998...........  F-3
               Consolidated Statements of Operations and Comprehensive Loss
                for the years ended December 31, 1996, 1997 and 1998...............  F-4
               Consolidated Statements of Changes in Stockholders' Equity
                for the years ended December 31, 1996, 1997 and 1998...............  F-5
               Consolidated Statements of Cash Flows for the years ended
                December 31, 1996, 1997 and 1998.................................... F-6
               Notes to Consolidated Financial Statements........................... F-7



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


           4.22*       Form of Indenture for EchoStar's 12 1/8% Senior Exchange
                       Notes due 2004 (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended September 30, 1997, Commission
                       File No. 0-26176).



           4.23*       Indenture of Trust, relating to DBS Corp.'s 12 1/4%
                       Senior Notes due 2006 ( the "Seven Year Notes"), dated as of January 25, 1999, among DBS Corp., the Guarantors
                       (as defined therein) and U.S. Bank Trust National
                       Association ("U.S. Bank"), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).


           4.24*       Indenture of Trust, relating to DBS Corp.'s 12 3/8%
                       Senior Notes due 2009 ( the "Ten Year Notes"), dated as of January 25, 1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Registration
                       Statement on Form S-4 of DBS Corp., Registration No.
                       333-71345).



           4.25*       Registration Rights Agreement, relating to the Seven
                       Year Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit
                       4.5 to the Registration Statement on Form S-4 of DBS
                       Corp., Registration No. 333-71345).


           4.26*       Registration Rights Agreement, relating to the Ten Year
                       Notes, dated as of January 25, 1999, by and among DBS
                       Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit
                       4.6 to the Registration Statement on Form S-4 of DBS
                       Corp., Registration No. 333-71345).


           10.1(a)*    Satellite Construction Contract, dated as of February 6,
                       1990, between EchoStar Satellite Corporation ("ESC") and
                       Martin Marietta as successor to General Electric
                       Company, Astro-Space Division ("General Electric")
                       (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form S-1 of Dish, Registration
                       No. 33-76450).


           10.1(b)* First Amendment to the Satellite Construction Contract, dated as of October 2, 1992, between ESC and Martin
                       Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(b) to the Registration
                       Statement on Form S-1 of Dish, Registration No. 33-
                       76450).


           10.1(c)* Second Amendment to the Satellite Construction Contract, dated as of October 30, 1992, between ESC and Martin
                       Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration
                       Statement on Form S-1 of Dish, Registration No. 33-
                       76450).


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


           10.1(f)*    Form of Fifth Amendment to the Satellite Construction
                       Contract, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(f) to the Registration
                       Statement on Form S-1 of Dish, Registration No. 33-
                       81234).


           10.1(g)* Sixth Amendment to the Satellite Construction Contract, dated as of June 7, 1994, between ESC and Martin
                       Marietta (incorporated by reference to Exhibit 10.1(g) to the Registration Statement on Form S-1 of Dish,
                       Registration No. 33-81234).



           10.1(h)* Eighth Amendment to the Satellite Construction Contract, dated as of July 18, 1996, between ESC and Martin
                       Marietta (incorporated by reference to Exhibit 10.1(h) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-
                       26176).


           10.2*       Master Purchase and License Agreement, dated as of
                       August 12, 1986, between Houston Tracker Systems, Inc.
                       ("HTS") and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation)
                       (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Dish, Registration
                       No. 33-76450).


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

                       Form of Satellite Launch Insurance Declarations
           10.7* (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration
                       No. 33-81234).


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


           10.13* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Space Corporation and Lockheed-
                       Khrunichev-Energia International, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).


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


           10.16*      Satellite Construction Contract, dated as of July 18,
                       1996, between EDBS and Lockheed Martin Corporation
                       (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-
                       26176).


           10.17*      Confidential Amendment to Satellite Construction
                       Contract between DBSC and Martin Marietta, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of EchoStar,
                       Registration No. 333-03584).


           10.18*      Right and License Agreement by and among HTS and Asia
                       Broadcasting and Communications Network, Ltd., dated
                       December 19, 1996 (incorporated by reference to Exhibit
                       10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission file No. 0-26176).


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


           10.23* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips Electronics North America Corporation
                       (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File
                       No. 0-26176).


           10.24* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd.
                       (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File
                       No. 0-26176).


           10.25* Purchase Agreement, dated November 30, 1998, by and among American Sky Broadcasting, LLC ("ASkyB"), The News
                       Corporation Limited ("News Corporation"), MCI
                       Telecommunications Corporation and EchoStar
                       (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by EchoStar on December
                       1, 1998, Commission File No. 0-26176).


           10.26* Form of Registration Rights Agreement to be entered into among EchoStar, MCI Telecommunications Corporation, and a to-be-named wholly-owned subsidiary of MCI
                       Telecommunications Corporation, ASkyB, and a to-be-named wholly-owned subsidiary of News Corporation
                       (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of EchoStar, filed as of December 1, 1998, Commission File No. 0-26176).


           10.27*      Voting Agreement, dated November 30, 1998, among
                       EchoStar, AskyB, News Corporation and MCI
                       Telecommunications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form
                       8-K of EchoStar, filed as of December 1, 1998).


           10.28+      Agreement to Form NagraStar LLC, dated as of June 23,
                       1998, by and between Kudelski S.A., EchoStar and ESC.


           21++        Subsidiaries of EchoStar Communications Corporation.


           24.1++      Powers of Attorney authorizing signature of James
                       DeFranco, O. Nolan Daines and Raymond L. Friedlob.


           27++        Financial Data Schedule.

---------------

*    Incorporated by reference.
**   Constitutes a management contract or compensatory plan or arrangement.
+ Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A confirming electronic copy is being filed herewith.
++   Filed herewith.

     (b)  Reports on Form 8-K

         On December 1, 1998, we filed a Current Report on Form 8-K to report that we had entered into an agreement with News Corporation and MCI providing for the transfer to us of the license to operate a high-powered DBS business at the 110DEG. WL orbital location consisting of 28 frequencies and the sale of two satellites that are currently under construction in exchange for certain newly-issued shares of our Class A common stock.

         On December 24, 1998, we filed a Current Report on Form 8-K to report that we had commenced cash tender offers to purchase any and all of our 1994 notes, 1996 notes, 1997 notes and Series B Preferred Stock as part of a plan to refinance our existing indebtedness at more favorable interest rates and terms.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 ECHOSTAR COMMUNICATIONS CORPORATION

                 By:  /s/ STEVEN B. SCHAVER
                     -------------------------------------
                     Steven B. Schaver
                     Chief Financial Officer

Date:  March 17, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:


Signature                     Title                                             Date
---------                     -----                                             ----
/s/ CHARLES W. ERGEN          Chief Executive Officer, President and Director   March 17, 1999
------------------------      (PRINCIPAL EXECUTIVE OFFICER)
Charles W. Ergen


/s/ STEVEN B. SCHAVER         Chief Financial Officer                           March 17, 1999
------------------------      (PRINCIPAL FINANCIAL OFFICER)
Steven B. Schaver


  *                           Director                                          March 17, 1999
------------------------
James DeFranco


/s/ DAVID K. MOSKOWITZ        Director                                          March 17, 1999
------------------------
David K. Moskowitz


  *                           Director                                          March 17, 1999
------------------------
Raymond L. Friedlob


  *                           Director                                          March 17, 1999
------------------------
O. Nolan Daines





  *  By:   /s/ DAVID K. MOSKOWITZ
          -------------------------
           David K. Moskowitz
           Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants..................................................................   F-2
   Consolidated Balance Sheets at December 31, 1997 and 1998.................................................   F-3
   Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1996,
      1997 and 1998..........................................................................................   F-4
   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1997
      and 1998...............................................................................................   F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998................   F-6
   Notes to Consolidated Financial Statements................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To EchoStar Communications Corporation:

         We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation (a Nevada corporation) and subsidiaries, as described in Note 1, as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                         ARTHUR ANDERSEN LLP





Denver, Colorado,
March 2, 1999.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                         DECEMBER 31,
                                                                                  ----------------------------
                                                                                      1997            1998
                                                                                  ----------------------------
ASSETS
Current Assets:
   Cash and cash equivalents.................................................     $   145,207    $   106,547
   Marketable investment securities..........................................         275,307        217,553
   Trade accounts receivable, net of allowance for uncollectible accounts of
      $1,347 and $2,996, respectively........................................          66,074        107,233
   Inventories...............................................................          22,993         76,708
   Other current assets......................................................          34,524         29,804
                                                                                  ----------------------------
Total current assets.........................................................         544,105        537,845
Restricted Assets:
   Insurance receivable (Note 3).............................................               -        106,000
   Interest escrow...........................................................         112,284         69,129
   Satellite escrow and other restricted cash and marketable investment
      securities.............................................................          75,478          8,528
                                                                                  ----------------------------
Total restricted assets......................................................         187,762        183,657
Property and equipment, net..................................................         874,859        876,914
FCC authorizations, net......................................................          99,388        103,434
Other noncurrent assets......................................................          99,532        105,002
                                                                                  ----------------------------

     Total assets............................................................     $ 1,805,646    $ 1,806,852
                                                                                  ----------------------------
                                                                                  ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable....................................................     $    68,510      $  90,646
   Deferred revenue..........................................................         122,707        132,982
   Accrued expenses..........................................................         101,478        184,470
   Current portion of long-term debt.........................................          17,885         22,679
                                                                                  ----------------------------
Total current liabilities....................................................         310,580        430,777

Long-term obligations, net of current portion:
   1994 Notes................................................................         499,863        571,674
   1996 Notes................................................................         438,512        497,955
   1997 Notes................................................................         375,000        375,000
   Mortgages and other notes payable, net of current portion.................          51,846         43,450
   Long-term deferred satellite services revenue and other long-term
     liabilities.............................................................          19,642         33,498
                                                                                  ----------------------------
Total long-term obligations, net of current portion..........................       1,384,863      1,521,577
                                                                                  ----------------------------
     Total liabilities.......................................................       1,695,443      1,952,354

12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock, $.01 par
   value, 900,000 shares authorized; 200,000 and 225,301 shares issued and outstanding, respectively;  subject to mandatory redemption on July 1, 2004
   at a price of $1,000 per share plus all accumulated and unpaid dividends..         199,164        226,038

Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit):
   Preferred Stock (Note 7)..................................................         121,132        129,473
   Class A Common Stock, $.01 par value, 200,000,000 shares authorized,
     15,005,670 and 15,317,380 shares issued and outstanding, respectively...             150            153
   Class B Common Stock, $.01 par value, 100,000,000 shares authorized,
     29,804,401 shares issued and outstanding................................             298            298
   Class C Common Stock, $.01 par value, 100,000,000 shares authorized, none
     outstanding.............................................................               -              -
   Common Stock Warrants.....................................................              12             12
   Additional paid-in capital................................................         226,462        231,617
   Accumulated other comprehensive loss......................................             (19)             -
   Accumulated deficit.......................................................        (436,996)      (733,093)
                                                                                  ----------------------------
Total stockholders' equity (deficit).........................................         (88,961)      (371,540)
                                                                                  ----------------------------
     Total liabilities and stockholders' equity (deficit)....................     $ 1,805,646    $ 1,806,852
                                                                                  ----------------------------
                                                                                  ----------------------------


          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)


                                                                           YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                   1996               1997             1998
                                                               -------------------------------------------------
REVENUE:
   DISH Network:
     Subscription television services.....................     $  49,650          $ 298,883         $  669,310
     Other................................................        10,482             45,367             13,722
                                                               -------------------------------------------------
   Total DISH Network.....................................        60,132            344,250            683,032
   DTH equipment sales and integration services...........        78,062             91,637            256,193
   Satellite services.....................................         5,822             11,135             22,366
   C-band and other.......................................        54,885             30,396             21,075
                                                               -------------------------------------------------
Total revenue.............................................       198,901            477,418            982,666

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses..........................        22,840            143,574            296,923
     Customer service center and other....................        13,043             35,137             72,496
     Satellite and transmission...........................         6,573             14,563             25,992
                                                               -------------------------------------------------
   Total DISH Network operating expenses..................        42,456            193,274            395,411
   Cost of sales - DTH equipment and integration services.        76,384             61,992            173,388
   Cost of sales - C-band and other.......................        42,349             23,909             16,496
   Marketing:
     Subscriber promotion subsidies.......................        33,591            145,061            272,523
     Advertising and other................................        17,929             34,862             47,998
                                                               -------------------------------------------------
   Total marketing expenses...............................        51,520            179,923            320,521
   General and administrative.............................        52,123             69,315             97,105
   Amortization of subscriber acquisition costs...........        16,073            121,735             18,869
   Depreciation and amortization..........................        27,341             51,541             83,767
                                                               -------------------------------------------------
Total costs and expenses..................................       308,246            701,689          1,105,557
                                                               -------------------------------------------------

Operating loss............................................      (109,345)          (224,271)          (122,891)

Other Income (Expense):
   Interest income........................................        15,630             17,251             30,286
   Interest expense, net of amounts capitalized...........       (61,487)          (104,192)          (167,529)
   Other..................................................          (477)            (1,467)              (704)
                                                               -------------------------------------------------
Total other income (expense)..............................       (46,334)           (88,408)          (137,947)
                                                               -------------------------------------------------

Loss before income taxes..................................      (155,679)          (312,679)          (260,838)
Income tax benefit (provision), net.......................        54,693               (146)               (44)
                                                               -------------------------------------------------
Net loss..................................................     $(100,986)        $ (312,825)        $ (260,882)
                                                               -------------------------------------------------
                                                               -------------------------------------------------
Change in unrealized gain (loss) on available-for-sale
   securities, net of tax ................................          (250)                (8)                19
                                                               -------------------------------------------------
                                                               -------------------------------------------------
Comprehensive loss........................................     $(101,236)        $ (312,833)        $ (260,863)
                                                               -------------------------------------------------
                                                               -------------------------------------------------


Net loss attributable to common shareholders (Note 2).....     $(102,190)        $ (321,267)        $ (296,097)
                                                               -------------------------------------------------
                                                               -------------------------------------------------

Weighted-average common shares outstanding................        40,548             41,918             44,982
                                                               -------------------------------------------------
                                                               -------------------------------------------------

Basic and diluted loss per share..........................     $       (2.52)     $   (7.66)       $      (6.58)
                                                               -------------------------------------------------
                                                               -------------------------------------------------


          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)



                                                                                                          ACCUMULATED
                                                                                                          DEFICIT AND
                                             COMMON STOCK      SERIES A   SERIES C   COMMON   ADDITIONAL   UNREALIZED
                                         --------------------  PREFERRED PREFERRED    STOCK    PAID-IN   HOLDING GAINS
                                          SHARES      AMOUNT     STOCK     STOCK    WARRANTS   CAPITAL      (LOSSES)       TOTAL
                                         ------------------------------------------------------------------------------------------
                                       (Notes 1 and 7)
Balance, December 31, 1995............     40,339    $     403 $  17,195  $      -   $   714  $  151,674  $  (13,300)   $  156,686
   8% Series A Cumulative Preferred
     Stock dividends (at $0.75 per
     share)...........................          -           -      1,204         -        -            -      (1,204)            -
   Exercise of Class A Common Stock
     options and warrants.............        517           5          -         -     (698)       2,952           -         2,259
   Income tax benefit of deduction for
     income tax purposes on exercise of
     Class A Common Stock options.....          -           -          -         -        -        2,372           -         2,372
   Employee benefits funded by issuance
     of Class A Common Stock..........         64           1          -         -        -        1,115           -         1,116
   Unrealized holding losses on
     available-for-sale securities, net         -           -          -         -        -            -        (250)         (250)
   Net loss...........................          -           -          -         -        -            -    (100,986)     (100,986)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1996............     40,920         409     18,399         -       16      158,113    (115,740)       61,197
   8% Series A Cumulative Preferred
     Stock dividends (at $0.75 per
     share)...........................          -           -      1,204         -        -            -      (1,204)            -
   12 1/8% Series B Senior Redeemable
     Exchangeable Preferred Stock
     dividends payable in-kind........          -           -          -         -        -            -      (6,164)       (6,164)
   Issuance of Class A Common Stock:
     Acquisition of DBSC..............        649           7          -         -        -       12,024           -        12,031
     Exercise of stock options and
       warrants.......................         98           1          -         -       (4)         948           -           945
     Secondary public offering, net of
       stock issuance costs of $2,648.      3,395          34          -         -        -       63,216           -        63,250
     Employee benefits................         14           -          -         -        -          352           -           352
     Employee Stock Purchase Plan.....          4           -          -         -        -           63           -            63
   Cancellation of Class A Common Stock
     to foreclose on convertible
     subordinated debentures from DBSI       (270)         (3)         -         -        -       (4,476)          -        (4,479)
   Issuance of 6 3/4% Series C
     Cumulative Convertible Preferred
     Stock, net of issuance costs of
     $3,778...........................          -           -          -   100,455        -       (3,778)          -        96,677
   Accretion of 6 3/4% Series C
     Cumulative Convertible Preferred
     Stock............................          -           -          -     1,074        -            -      (1,074)            -
   Unrealized holding losses on
     available-for-sale securities, net         -           -          -         -        -            -          (8)           (8)
   Net loss...........................          -           -          -         -        -            -    (312,825)     (312,825)
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1997............     44,810         448     19,603   101,529       12      226,462    (437,015)      (88,961)
   8% Series A Cumulative Preferred
     Stock dividends (at $0.75 per
     share)...........................          -           -      1,204         -        -            -      (1,204)            -
   12 1/8% Series B Senior Redeemable
     Exchangeable Preferred Stock
     dividends payable in-kind........          -           -          -         -        -            -     (26,874)      (26,874)
   Issuance of Class A Common Stock:
     Exercise of stock options........        196           2          -         -        -        2,494           -         2,496
     Employee benefits................        100           1          -         -        -        2,290           -         2,291
     Employee Stock Purchase Plan.....         16           -          -         -        -          371           -           371
   Accretion of 6 3/4% Series C
     Cumulative Convertible Preferred
     Stock............................          -           -          -     7,137        -            -      (7,137)            -
   Unrealized holding gains on
     available-for-sale securities, net         -           -          -         -        -            -          19            19
   Net loss...........................          -           -          -         -        -            -    (260,882)     (260,882)
                                         ------------------------------------------------------------------------------------------

Balance, December 31, 1998............     45,122       $ 451   $ 20,807 $ 108,666     $ 12   $  231,617  $ (733,093)   $ (371,540)
                                         ------------------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------------------


          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                    1996          1997          1998
                                                                                  --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................     $(100,986)    $(312,825)    $(260,882)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization.............................................       27,341        51,541        83,767
   Amortization of subscriber acquisition costs..............................       16,073       121,735        18,869
   Deferred income tax benefit...............................................      (50,365)         (373)            -
   Amortization of debt discount and deferred financing costs................       61,695        83,221       125,724
   Employee benefits funded by issuance of Class A Common Stock..............        1,116           352         2,291
   Change in reserve for excess and obsolete inventory.......................        2,866        (1,823)        1,341
   Change in long-term deferred satellite services revenue and other
     long-term liabilities...................................................        7,152        12,056        13,856
   Other, net................................................................       (3,854)          442             -
   Changes in current assets and current liabilities:
     Trade accounts receivable, net..........................................       (4,337)      (52,558)      (41,159)
     Inventories.............................................................      (36,864)       51,597       (55,056)
     Subscriber acquisition costs............................................      (84,202)      (72,475)            -
     Other current assets....................................................       (6,513)       10,969       (10,264)
     Trade accounts payable..................................................       21,756        26,708        22,136
     Deferred revenue........................................................      103,511        18,612        10,275
     Accrued expenses........................................................       18,186        62,864        72,212
                                                                                  --------------------------------------
Net cash flows from operating activities.....................................      (27,425)           43       (16,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities................................     (138,295)     (308,006)     (570,096)
Sales of marketable investment securities....................................      135,176        51,513       627,860
Purchases of restricted marketable investment securities.....................      (21,100)       (1,145)            -
Funds released from escrow and restricted cash and marketable investment
  securities.................................................................      235,052       120,215       116,468
Offering proceeds and investment earnings placed in escrow...................     (193,972)     (227,561)       (6,343)
Purchases of property and equipment..........................................     (221,889)     (232,058)     (161,140)
Issuance of notes receivable.................................................      (30,000)            -       (17,666)
Payments received on note receivable.........................................            -             -         3,170
Expenditures for FCC authorizations..........................................      (55,419)            -             -
Other........................................................................        2,805          (207)         (301)
                                                                                  --------------------------------------
Net cash flows from investing activities.....................................     (287,642)     (597,249)       (8,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class A Common Stock...........................            -        63,250             -
Net proceeds from issuance of 1996 Notes.....................................      336,916             -             -
Net proceeds from issuance of 1997 Notes.....................................            -       362,500             -
Net proceeds  from issuance of 12 1/8% Series B Senior Redeemable Exchangeable
  Preferred Stock............................................................            -       193,000             -
Net proceeds from issuance of 6 3/4% Series C Cumulative Convertible
  Preferred Stock............................................................            -        96,677             -
Repayments of mortgage indebtedness and other notes payable..................       (6,631)      (13,253)      (16,552)
Net proceeds from Class A Common Stock options exercised and Class A Common
   Stock issued to Employee Stock Purchase Plan..............................        2,259         1,008         2,830
                                                                                  --------------------------------------
Net cash flows from financing activities.....................................      332,544       703,182       (13,722)
                                                                                  --------------------------------------

Net increase (decrease) in cash and cash equivalents.........................       17,477       105,976       (38,660)
Cash and cash equivalents, beginning of year.................................       21,754        39,231       145,207
                                                                                  --------------------------------------
Cash and cash equivalents, end of year.......................................     $ 39,231      $ 145,207     $ 106,547
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

                       ECHOSTAR COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

         The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include three interrelated business units:

         - THE DISH NETWORK - a direct broadcast satellite ("DBS") subscription television service in the United States. As of December 31, 1998, EchoStar had approximately 1.9 million DISH Network subscribers.

         - ECHOSTAR TECHNOLOGIES CORPORATION ("ETC") - engaged in the design, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international direct-to-home ventures.

         - SATELLITE SERVICES - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

         Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV"), digital satellite receivers, digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

AGREEMENT WITH NEWS CORPORATION LIMITED AND MCI TELECOMMUNICATIONS CORPORATION/WORLDCOM

         On November 30, 1998, EchoStar announced an agreement with MCI Telecommunications Corporation/WorldCom ("MCI"), The News Corporation Limited ("News Corporation") and its American Sky Broadcasting, LLC subsidiary, pursuant to which EchoStar would acquire or receive:

         - the rights to 28 frequencies at the 110 DEG. West Longitude ("WL") orbital location from which EchoStar could transmit programming to the entire continental United States;

         - two DBS satellites constructed by Space Systems/Loral, delivered in-orbit and currently expected to be launched during 1999;

         - a recently-constructed digital broadcast operations center located in Gilbert, Arizona;

         - a worldwide license agreement to manufacture and distribute set-top boxes internationally using News Data System, Limited's encryption/decoding technology;

         - a commitment by an affiliated entity of News Corporation to purchase from ETC a minimum of 500,000 set-top boxes; and

         - a three-year, no fee agreement for the DISH Network to rebroadcast FOX Broadcasting Company owned-and-operated local station signals to their respective markets.

         EchoStar will not incur any costs associated with the construction, launch or insurance (including launch insurance and one year of in-orbit insurance) of the two DBS satellites. EchoStar and MCI also agreed that MCI will have the non-exclusive right to bundle DISH Network service with MCI's telephony service offerings on mutually agreeable terms. In addition, EchoStar agreed to carry the FOX News Channel on the DISH Network. EchoStar received standard program launch support payments in exchange for carrying the programming.

         By combining the capacity of the two newly acquired satellites at the 110 DEG. WL orbital slot and EchoStar's current satellites at the 119(DEG.)
WL orbital slot (subject to FCC approval), EchoStar expects that the DISH Network will have the capacity to provide more than 500 channels of programming, Internet and high-speed data services

                       ECHOSTAR COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and high definition television nationwide to a subscriber's single 18-inch satellite dish, and would be positioned to offer a one-dish solution for satellite-delivered local programming to major markets across the United States. EchoStar also expects to be able to serve Alaska, Hawaii, Puerto Rico and the United States territories in the Caribbean from the 110 DEG. WL orbital slot.

         The transaction with News Corporation and MCI (the "110 Acquisition") will result in the issuance of additional shares of EchoStar's Class A common stock. The exact number of shares of Class A common stock to be issued as consideration for the transaction will not be determinable until immediately prior to closing of the transaction. The number of shares that will be issued is based on the following formula. If the average closing price of EchoStar's Class A common stock for the 20 trading days immediately prior to closing of the transaction is between $15.00 per share and $39.00 per share, News Corporation and MCI will receive 24,030,000 and 5,970,000 newly-issued shares of Class A common stock, respectively, for a total of 30,000,000 shares. If the average closing price of EchoStar's Class A common stock for the 20 trading days prior to closing exceeds $39.00 per share, the number of the newly-issued shares will be determined by dividing $1.17 billion by such average price. If the average closing price of EchoStar's Class A common stock for the 20 trading days prior to closing is less than $15.00 per share, the number of the newly-issued shares will be determined by dividing $450 million by such average price. Consummation of this transaction is subject to approval by the FCC and EchoStar's shareholders. Charles W. Ergen, President and Chief Executive Officer of EchoStar and its controlling shareholder, has agreed to vote in favor of the transaction.

TENDER OFFERS

         On December 23, 1998, EchoStar commenced cash tender offers ("Tender Offers") as part of a plan to refinance its indebtedness at more favorable interest rates and terms. EchoStar offered to purchase any and all of the following debt securities issued by its direct and indirect subsidiaries:

         - the 12 7/8% Senior Secured Discount Notes due June 1, 2004 issued by Dish, Ltd. (the "1994 Notes");

         - the 13 1/8% Senior Secured Discount Notes due 2004 issued by EchoStar Satellite Broadcasting Corporation (the "1996 Notes"); and

         - the 12 1/2% Senior Secured Notes due 2002 issued by EchoStar DBS Corporation (the "1997 Notes").

         EchoStar also announced that it had sent to all holders of its issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004 (the "Series B Preferred Stock") a notice to exchange all of the outstanding shares of Series B Preferred Stock into 12 1/8% Senior Preferred Exchange Notes due 2004 (the "Senior Exchange Notes") on the terms and conditions set forth in the certificate of designation relating to the Series B Preferred Stock. The Senior Exchange Notes were issued on January 4, 1999. Immediately following the exchange, EchoStar commenced an offer to purchase any and all outstanding Senior Exchange Notes.

         The Tender Offers for the first three issues of notes were consummated on January 25, 1999. The Tender Offers were funded with proceeds from the offering of the 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and the 9 3/8% Senior Notes due 2009 (the "Ten Year Notes," and together with the Seven Year Notes, the "Notes") described at Note 4, with holders of more than 99% of each issue of debt securities tendering their notes and consenting to certain amendments to the indentures governing the notes that eliminated substantially all of the restrictive covenants and amended certain other provisions. The Tender Offer for the Senior Exchange Notes expired on February 1, 1999, with more than 99% of the outstanding Senior Exchange Notes being validly tendered.

RETIREMENT OF SERIES A PREFERRED STOCK

         On February 8, 1999, EchoStar repurchased all outstanding shares of its Series A Preferred Stock at $52.611 per share (the average of the preceding 20 trading day closing price of EchoStar's Class A common stock). The total repurchase price was approximately $91 million, including accrued dividends of approximately $6 million. The carrying value of the Series A Preferred Stock, including accrued dividends, as of the date of repurchase was approximately $21 million. All of the shares of Series A Preferred Stock were owned by Charles W. Ergen, President and CEO, and James DeFranco, Executive Vice President.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA FINANCIAL INFORMATION

         The following table sets forth: (i) certain historical balance sheet data as of December 31, 1998, (ii) a balance sheet as of December 31, 1998 as adjusted to give effect to the consummation of the Tender Offers, the concurrent issuance of the Notes, and the repurchase of the 8% Series A Cumulative Preferred Stock, and (iii) a balance sheet as of December 31, 1998 as further adjusted for the pro forma effects assuming consummation of the 110 Acquisition.


                                                                            AS OF DECEMBER 31, 1998
                                                                   ------------------------------------------
                                                                                                AS ADJUSTED
                                                                      ACTUAL      AS ADJUSTED  AND PRO FORMA
                                                                   ------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                         (UNAUDITED)
 Cash, cash equivalents, and marketable investment securities....  $     324,100 $    353,699  $    353,699
 Restricted cash and marketable investment securities............         77,657           -             -
                                                                   ------------------------------------------
    Total cash, cash equivalents and marketable investment
    securities...................................................        401,757     353,699       353,699
                                                                   ------------------------------------------
                                                                   ------------------------------------------
 Total assets                                                      $   1,806,852 $ 1,762,883   $ 2,932,883
                                                                   ------------------------------------------
                                                                   ------------------------------------------
 Long-term debt (net of current portion):
    Mortgages and notes payable..................................  $      43,450 $    43,450   $    43,450
    1994 Notes...................................................        571,674       1,390         1,390
    1996 Notes...................................................        497,955         950           950
    1997 Notes...................................................        375,000          15            15
    Senior Exchange Notes........................................              -           5             5
    9 1/4% Senior Notes due 2006.................................              -     375,000       375,000
    9 3/8% Senior Notes due 2009.................................              -   1,625,000     1,625,000
                                                                   ------------------------------------------
      Total long-term debt.......................................      1,488,079   2,045,810     2,045,810

 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock,
    $.01 par value, 900,000 shares authorized, 225,301, and none shares issued and outstanding, respectively;  subject to
    mandatory redemption on July 1, 2004 at a price of $1,000 per
    share plus all accumulated and unpaid dividends..............        226,038           -             -

 Stockholders' Equity (Deficit):
    Preferred Stock, 20,000,000 shares authorized (inclusive of
      900,000 shares designated as Series B Preferred Stock):
        8% Series A Cumulative Preferred Stock, 1,616,681,
           and none shares issued and outstanding,
           including cumulative accrued dividends of
           $5,755,000 and none, respectively.....................         20,807           -             -
        6 3/4% Series C Cumulative Convertible Preferred
           Stock, 2,300,000 shares issued and outstanding........        108,666     108,666       108,666
    Class A Common Stock, $.01 par value, 200,000,000 shares
      authorized, 15,317,380 and 38,236,087 shares issued and
      outstanding, respectively..................................            153         153           382
    Class B Common Stock, $.01 par value, 100,000,000 shares
      authorized, 29,804,401 shares issued and outstanding.......            298         298           298
    Class C Common Stock, $.01 par value, 100,000,000 shares
      authorized, none outstanding...............................              -           -             -
    Common Stock Warrants........................................             12          12            12
    Additional paid-in capital...................................        231,617     231,617     1,401,388
    Accumulated deficit..........................................       (733,093) (1,087,948)   (1,087,948)
                                                                   ------------------------------------------
 Total stockholders' equity (deficit)............................       (371,540)   (747,202)      422,798
                                                                   ------------------------------------------
  Total liabilities and stockholders' equity (deficit)............    $ 1,806,852 $ 1,762,883   $ 2,932,883
                                                                   ------------------------------------------
                                                                   ------------------------------------------

                       ECHOSTAR COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Restrictions on cash held in escrow under the terms of indentures were removed as a result of the Tender Offers. The restricted cash balances as of December 31, 1998 have been reclassified and included in the "as adjusted" amount of cash, cash equivalents and marketable investment securities. The restriction on the insurance receivable of $106 million (not shown) was also removed.

         The increase in as adjusted and pro forma total assets includes $1.17 billion of assets to be acquired by EchoStar pursuant to the 110 Acquisition offset by an approximately $48.1 million decrease in total cash, cash equivalents and marketable investment securities as a result of the Tender Offers and EchoStar's redemption on February 8, 1999, of all of its outstanding Series A Preferred Stock and related accumulated dividends (approximately $91 million).

         The increase in additional paid-in capital consists of the additional assets valued at $1.17 billion, to be acquired by EchoStar in the 110 Acquisition. Based on the 20 trading day average closing price of EchoStar's Class A Shares of $51.05 as of March 11, 1999, EchoStar would have issued 22,918,707 shares to consummate the 110 Acquisition.

         The increase in accumulated deficit results from (a) interest expense of approximately $13.3 million from December 31, 1998 through January 25, 1999, the date of consummation of the Tender Offers (other than with respect to the Senior Exchange Notes) on debt repurchased and paid, (b) dividends on the Series B Preferred Stock for the period between January 1, 1999 and January 4, 1999 (the date on which the Series B Preferred Stock was exchanged into Senior Exchange Notes) and interest expense on the Senior Exchange Notes for the period between January 4, 1999 and February 2, 1999 (the closing date of that Tender Offer) totaling approximately $2.5 million, (c) approximately $70 million representing the excess of the $91 million redemption price for the Series A Preferred Stock over its carrying value at December 31, 1998 and (d) the estimated extraordinary loss upon the early retirement of the notes pursuant to the Tender Offers of approximately $269 million (approximately $236 million of tender premiums and consent fees and approximately $33 million associated with the write-off of unamortized deferred financing costs and other transaction-related costs) that EchoStar will report in 1999.

ORGANIZATION AND LEGAL STRUCTURE

         Certain companies principally owned and controlled by Mr. Charles W. Ergen were reorganized in 1993 into Dish, Ltd. (together with its subsidiaries, "Dish, Ltd."). In April 1995, ECC was formed to complete an initial public offering of its Class A common stock. Concurrently, Mr. Ergen exchanged all of his then outstanding shares of Class B common stock and 8% Series A Cumulative Preferred Stock of Dish, Ltd. for like shares of ECC. In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC (the "Merger"). Substantially all of EchoStar's operations are conducted by subsidiaries of Dish, Ltd. The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 1998:


                                                                        REFERRED TO
LEGAL ENTITY                                                             HEREIN AS            PARENT
----------------------------------------------------------------------------------------------------------
EchoStar Communications Corporation                                     ECC              Publicly owned
EchoStar DBS Corporation                                                DBS Corp         ECC
EchoStar Space Corporation                                              Space            ECC
Direct Broadcasting Satellite Corporation                               DBSC             ECC
EchoStar Satellite Broadcasting Corporation                             ESBC             DBS Corp
Dish, Ltd.                                                              Dish, Ltd.       ESBC
EchoStar Satellite Corporation                                          ESC              Dish, Ltd.
Echosphere Corporation                                                  Echosphere       Dish, Ltd.
EchoStar Technologies Corporation (formerly HTS, a Texas
   Corporation)                                                         ETC              Dish, Ltd.
Houston Tracker Systems, Inc., a Colorado Corporation formed in
   1998                                                                 HTS              Dish, Ltd.
DirectSat Corporation                                                   DirectSat        Dish, Ltd.
EchoStar International Corporation                                      EIC              Dish, Ltd.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During March 1999, EchoStar received FCC approval to implement a reorganization in order to streamline its organization and operations. EchoStar intends to place ownership of all of its direct broadcast satellites and related FCC licenses into ESC during the first quarter of 1999. DirectSat and DBSC, which currently own EchoStar II and EchoStar III, respectively, will both be merged into ESC. Dish, Ltd. and ESBC will be merged into DBS Corp. EchoStar IV and the related FCC licenses, which are currently owned by DBS Corp, and those satellites and FCC licenses to be acquired in the 110 Acquisition, also will be transferred to ESC.

SIGNIFICANT RISKS AND UNCERTAINTIES

         SUBSTANTIAL LEVERAGE. EchoStar is highly leveraged, which makes it vulnerable to changes in general economic conditions. At December 31, 1998, on a pro forma basis after giving effect to consummation of the Tender Offers and the concurrent issuance of the Notes, EchoStar's outstanding long-term debt (including both the current and long-term portions) would have been approximately $2.07 billion. Beginning in 1999, EchoStar will have semi-annual cash debt service requirements of approximately $94 million related to the Notes. EchoStar's ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond EchoStar's control.

         EXPECTED OPERATING LOSSES. Since 1996, EchoStar has reported significant operating and net losses. Improvements in EchoStar's future results of operations are largely dependent upon its ability to increase its customer base while maintaining its overall cost structure, controlling subscriber turnover and effectively managing its subscriber acquisition costs. No assurance can be given that EchoStar will be effective with regard to these matters. In addition, EchoStar incurs significant acquisition costs to obtain DISH Network subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber turnover.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         EchoStar accounts for investments in 50% or less owned entities using the equity method. At December 31, 1996, 1997 and 1998, these investments were not material to EchoStar's consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES

         The functional currency of EchoStar's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1996, 1997 and 1998 were not material to EchoStar's results of operations.

CASH AND CASH EQUIVALENTS

         EchoStar considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1997 and 1998 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


STATEMENTS OF CASH FLOWS DATA

         The following presents EchoStar's supplemental cash flow statement disclosure (in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                    1996          1997          1998
                                                                                  --------------------------------------
Cash paid for interest.......................................................       $ 3,007     $   5,073       $52,293
Cash paid for income taxes...................................................           383           209            83
Capitalized interest.........................................................        31,818        43,169        21,678
8% Series A Cumulative Preferred Stock dividends.............................         1,204         1,204         1,204
12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock dividends
   payable in-kind...........................................................             -         6,164        26,874
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock..........             -         1,074         7,137
Class A Common Stock cancelled to foreclose on convertible subordinated
   debentures from DBSI......................................................             -         4,479             -
Satellite launch payment for EchoStar II applied to EchoStar I launch........        15,000             -             -
Satellite vendor financing...................................................        31,167        14,400        12,950
Other notes payable..........................................................             -         5,322             -
The purchase price of DBSC was allocated as follows in the related purchase accounting:
   EchoStar III satellite under construction.................................             -        51,241             -
   FCC authorizations........................................................             -        16,243             -
   Notes receivable from DBSC, including accrued interest of $3,382..........             -       (49,369)            -
   Investment in DBSC........................................................             -        (4,044)            -
   Accounts payable and accrued expenses.....................................             -        (1,540)            -
   Other notes payable.......................................................             -          (500)            -
   Common stock and additional paid-in capital...............................             -       (12,031)            -

MARKETABLE INVESTMENT SECURITIES AND RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

         As of December 31, 1997 and 1998, EchoStar has classified all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses, if material, are reported as a separate component of stockholders' equity, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses.

         Restricted cash and marketable investment securities held in escrow accounts, as reflected in the accompanying consolidated balance sheets, include cash restricted as of December 1997 and 1998 by the indenture related to the 1997 Notes, plus investment earnings thereon. Restricted cash and marketable investment securities are invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the applicable indenture. The major components of marketable investment securities and restricted cash and marketable investment securities are as follows (in thousands):


                                                                                RESTRICTED CASH AND MARKETABLE
                                          MARKETABLE INVESTMENT SECURITIES          INVESTMENT SECURITIES
                                                    DECEMBER 31,                         DECEMBER 31,
                                          ----------------------------------  -----------------------------------
                                               1997              1998              1997               1998
                                          ----------------------------------  -----------------------------------
Commercial paper.......................       $ 166,779       $  87,099           $ 128,734         $   8,424
Corporate notes........................          78,238          84,520              38,093            54,360
Government bonds.......................          30,290          45,934              16,695            14,517
Certificates of deposit................               -               -               2,245                 -
Accrued interest.......................               -               -               1,995               356
                                          ----------------------------------  -----------------------------------
                                              $ 275,307       $ 217,553           $ 187,762          $ 77,657
                                          ----------------------------------  -----------------------------------
                                          ----------------------------------  -----------------------------------

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Marketable investment securities and restricted cash and marketable investment securities include debt securities of $293 million with contractual maturities of one year or less and $2 million with contractual maturities between one and five years. As of December 31, 1998 EchoStar did not hold any debt securities with contractual maturities of more than five years. Actual maturities may differ from contractual maturities as a result of EchoStar's ability to sell these securities prior to maturity. Subsequent to December 31, 1998, EchoStar has purchased, in open market transactions, a significant portion of PrimeStar, Inc.'s ("PrimeStar") 10 7/8% Senior Subordinated Notes and 12 1/4% Senior Subordinated Discount Notes, both of which have contractual maturities of ten years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair values for EchoStar's 1994 Notes, 1996 Notes, 1997 Notes and Series B Preferred Stock are based on quoted market prices. The fair values of EchoStar's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The following table summarizes the book and fair values of EchoStar's debt facilities and Series B Preferred Stock at December 31, 1997 and 1998 (in thousands):

                                                         DECEMBER 31, 1997                  DECEMBER 31, 1998
                                                   -------------------------------    -------------------------------
                                                     BOOK VALUE      FAIR VALUE         BOOK VALUE      FAIR VALUE
                                                   -------------------------------    -------------------------------
     1994 Notes................................      $ 499,863       $ 570,960          $ 571,674       $ 636,480
     1996 Notes................................        438,512         488,650            497,955         580,000
     1997 Notes................................        375,000         406,875            375,000         431,250
     Mortgages and other notes payable.........         69,731          69,127             66,129          61,975
     12 1/8% Series B Senior Redeemable
        Exchangeable Preferred Stock...........        199,164         209,000            226,038         259,944

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


                                                                        December 31,
                                                                ------------------------------
                                                                    1997             1998
                                                                ------------------------------
EchoStar receiver systems..................................     $   7,649          $ 45,025
DBS receiver components....................................        12,506            27,050
Consigned DBS receiver components..........................         3,122             6,073
Finished goods - analog DTH equipment......................         2,116             2,656
Spare parts and other......................................         1,440             1,085
Reserve for excess and obsolete inventory..................        (3,840)           (5,181)
                                                                ------------------------------
                                                                 $ 22,993          $ 76,708
                                                                ------------------------------
                                                                ------------------------------


PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes interest capitalized of $26 million, $32 million and $16 million during the years ended December 31, 1996, 1997 and 1998, respectively. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

         EchoStar reviews its long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future net cash flows related to the asset. For those assets which are to be disposed of, the assets would be impaired to the extent the fair value does not exceed the book value. EchoStar considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of assets are recoverable.

FCC AUTHORIZATIONS

         FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include interest capitalized of $6 million, $11 million and $6 million during the years ended December 31, 1996, 1997 and 1998, respectively.

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

SUBSCRIBER PROMOTION SUBSIDIES AND SUBSCRIBER ACQUISITION COSTS

         In August 1996, EchoStar began selling its EchoStar receiver systems below its manufactured cost to consumers conditioned upon the consumer's one-year prepaid subscription to the DISH Network's America's Top 50 CD programming package. From August 1996 through September 1997, the excess of EchoStar's aggregate costs (equipment, programming and other) over proceeds from equipment sales and prepaid programming was expensed ("subscriber promotion subsidies") upon shipment of the equipment. Remaining costs were deferred ("subscriber acquisition costs") and amortized over the term of the prepaid subscription (normally one year). Effective October 1997, promotional programs changed and new subscribers were not required to prepay for a year of programming. Consequently, EchoStar began expensing subscriber acquisition costs as incurred. As of December 31, 1998, all previously deferred costs were fully amortized.

DEFERRED DEBT ISSUANCE COSTS AND DEBT DISCOUNT

         Costs of issuing the 1994 Notes, the 1996 Notes and the 1997 Notes were deferred and are being amortized to interest expense over the terms of the respective notes. The original issue discounts related to the 1994 Notes and the 1996 Notes are being accreted to interest expense so as to reflect a constant rate of interest on the accreted balance of the 1994 Notes and the 1996 Notes.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                        ---------------------------
                                                                           1997            1998
                                                                        ---------------------------
        Royalties and copyright fees................................    $   21,573      $   53,746
        Programming.................................................        20,018          35,472
        Marketing...................................................         4,660          33,463
        Interest....................................................        24,621          24,918
        Other.......................................................        30,606          36,871
                                                                        ---------------------------
                                                                         $ 101,478       $ 184,470
                                                                        ---------------------------
                                                                        ---------------------------


ADVERTISING COSTS

         Advertising costs, exclusive of subscriber promotion subsidies, are expensed as incurred and totaled $18 million, $35 million and $48 million for the years ended December 31, 1996, 1997 and 1998, respectively.

COMPREHENSIVE LOSS

         In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. EchoStar adopted FAS No. 130 effective as of the first quarter of 1998. FAS No. 130 establishes new rules for the reporting and display of comprehensive loss and its components, however it has no impact on EchoStar's net loss or stockholders' equity. The change in unrealized gain (loss) on available-for-sale securities is the only component of EchoStar's other comprehensive loss. Accumulated other comprehensive loss presented on the accompanying consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.

BASIC AND DILUTED LOSS PER SHARE

         Earnings per share amounts for all periods are presented below in accordance with the requirements of FAS No. 128.


                                                                               YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                        1996              1997             1998
                                                                   -------------------------------------------------
                                                                        (In thousands, except per share data)
Numerator:
   Net loss...................................................      $ (100,986)       $ (312,825)      $  (260,882)
   8% Series A Cumulative Preferred Stock dividends...........          (1,204)           (1,204)           (1,204)
   12 1/8% Series B Senior Redeemable Exchangeable Preferred
     Stock dividends payable in-kind..........................               -            (6,164)          (26,874)
   Accretion of 6 3/4% Series C Cumulative Convertible Preferred
     Stock....................................................               -            (1,074)           (7,137)
                                                                   -------------------------------------------------
Numerator for basic and diluted loss per share - loss
   attributable to common shareholders........................        (102,190)         (321,267)         (296,097)
Denominator:
   Denominator for basic and diluted loss per share  -
     weighted-average common shares outstanding...............          40,548            41,918            44,982
                                                                   -------------------------------------------------
Basic and diluted loss per share..............................     $     (2.52)      $     (7.66)     $     (6.58)
                                                                   -------------------------------------------------
                                                                   -------------------------------------------------


Shares of Class A Common Stock issuable upon conversion of:
   8% Series A Cumulative Preferred Stock.....................           1,617             1,617             1,617
   6 3/4% Series C Cumulative Convertible Preferred Stock.....               -             4,715             4,715

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         As of December 31, 1996, 1997 and 1998, options to purchase approximately 1,025,000, 1,525,000 and 1,447,000 shares of Class A common stock were outstanding, respectively. Common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Securities that are convertible into shares of Class A common stock (8% Series A Cumulative Preferred Stock and 6 3/4% Series C Cumulative Convertible Preferred Stock) also are excluded from the calculation of diluted loss per share as they are antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance that requires capitalization of certain costs incurred during an internal-use software development project. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. EchoStar does not expect that adoption of SOP 98-1 will materially affect EchoStar's consolidated financial statements.

RECLASSIFICATIONS

         Certain prior year balances in the consolidated financial statements have been reclassified to conform with the 1998 presentation.

3.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                       DECEMBER 31,
                                                               ------------------------------
                                                                   1997            1998
                                                               ------------------------------
         EchoStar I.......................................       $ 201,607    $   201,607
         EchoStar II......................................         228,694        228,694
         EchoStar III.....................................               -        234,083
         EchoStar IV......................................               -        105,005
         Furniture, fixtures and equipment................          92,264        182,747
         Buildings and improvements.......................          28,101         60,867
         Land.............................................           6,356          6,563
         Tooling and other................................           4,336          5,552
         Vehicles.........................................           1,320          1,288
         Construction in progress.........................         398,142         18,329
                                                               ------------------------------
             Total property and equipment.................         960,820      1,044,735
         Accumulated depreciation.........................         (85,961)      (167,821)
                                                               ------------------------------
             Property and equipment, net..................       $ 874,859    $   876,914
                                                               ------------------------------
                                                               ------------------------------


         EchoStar III, which was launched in October 1997, commenced commercial operation in January 1998. EchoStar IV, which was launched in May 1998, commenced commercial operation in August 1998. As of December 31, 1997 construction in progress primarily consisted of EchoStar III ($234 million) and EchoStar IV ($120 million).

ECHOSTAR IV IMPAIRMENT

         As previously announced, the south solar array on EchoStar IV did not properly deploy subsequent to the launch of EchoStar IV on May 8, 1998. This anomaly has resulted in a reduction of power available to operate the satellite. In addition, an unrelated anomaly discovered during the third quarter of 1998 resulted in the failure of six transponders. The satellite is equipped with a total of 44 transponders. Only 24 transponders are necessary to fully utilize EchoStar's 24 frequencies at 148(degree) WL, where the satellite is located.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         EchoStar is currently able to use a maximum of only 20 transponders as a result of the solar array anomaly described above. The number of available transponders will decrease over time, but based on existing data, EchoStar expects that approximately 16 transponders will probably be available over the entire expected 12 year life of the satellite, absent significant additional transponder or other failures. In September 1998, EchoStar filed a $219.3 million insurance claim for a total constructive loss (as defined in the launch insurance policy) related to EchoStar IV. However, if EchoStar were to receive $219.3 million for a total constructive loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. While EchoStar believes it has suffered a total constructive loss of EchoStar IV in accordance with that definition in the launch insurance policy, EchoStar presently intends to negotiate a settlement with the insurers that will compensate EchoStar for the reduced satellite transmission capacity and allow EchoStar to retain title to the asset.

         During the third quarter of 1998, EchoStar recorded a $106 million provision for loss in connection with the estimated reduced operational capacity of EchoStar IV. This loss provision represents EchoStar's present estimate of the asset impairment attributable to lost transmission capacity on EchoStar IV resulting from the solar array anomaly described above. EchoStar also recorded a $106 million gain attributable to an anticipated insurance claim receivable that it believes is probable of receipt. While there can be no assurance as to the amount of the final insurance settlement, EchoStar believes that it will receive insurance proceeds related to EchoStar IV that will be sufficient to at least fully offset its asset impairment attributable to the reduction in capacity sustained by EchoStar IV. While EchoStar believes it has sustained a total constructive loss, insurers have requested additional information and may contest the claim. To the extent that it appears probable that EchoStar will receive insurance proceeds in excess of the $106 million currently recorded and that no further provision for loss is necessary, a gain will be recognized for the incremental amount in the period that the amount of the final settlement can be reasonably estimated. Likewise, if the satellite insurers obtain the right to salvage from EchoStar IV by payment to EchoStar of the $219.3 million insured amount, EchoStar will record an additional loss for the remaining carrying value of EchoStar IV.

ECHOSTAR III ANOMALY

         During 1998, three transponders on EchoStar III malfunctioned, resulting in the failure of a total of six transponders on the satellite. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. As a result of this redundancy and because EchoStar is only licensed by the FCC to operate 11 transponders at 61.5 DEG. WL, where the satellite is located, the transponder anomaly has not resulted in a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised EchoStar that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that EchoStar's ability to operate at least the 11 licensed transponders on the satellite will be affected. EchoStar will continue to evaluate the performance of EchoStar III and may be required to modify its loss assessment as new events or circumstances develop.

         The time for filing a claim for a loss under the satellite insurance policy that covered EchoStar III at the time of the transponder failures has passed. While the insurance carriers were notified of the anomaly, as a result of the built-in redundancy on the satellite and Lockheed Martin's conclusions with respect to further failures, no claim for loss was filed. During the anomaly investigation, EchoStar obtained a $200 million in-orbit insurance policy on EchoStar III at standard industry rates, which was renewed through June 25, 1999. However, the policy contains a three-transponder deductible if the satellite is operating at 120 watts per transponder, or a six-transponder deductible if the satellite is operating at 230 watts per transponder. As such, the policy would not cover transponder failures unless transponder capacity is reduced to less than 26 transponders in the 120 watt mode or 13 transponders in the 230 watt mode, during the coverage period. As a result of the deductible, EchoStar could potentially experience uninsured losses of capacity on EchoStar
III. Although there can be no assurance, EchoStar expects that in-orbit insurance can be procured on more traditional terms in the future if no further failures occur in the interim. If further failures do occur, EchoStar may not be able to obtain additional insurance on EchoStar III on commercially reasonable terms. EchoStar does not maintain insurance for lost profit opportunity.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.       LONG-TERM DEBT

         As described in Note 1, except for residual aggregate non-tendered debt of approximately $2.4 million, the 1994 Notes, 1996 Notes and the 1997 Notes that were outstanding at December 31, 1998 were retired in connection with closing of the Tender Offers and the concurrent sale of the Seven and Ten Year Notes. Additionally, substantially all of the restrictive covenants contained in each of the respective indentures were removed upon closing of the Tender Offers. A brief summary of the terms of the residual notes outstanding follows.

1994 NOTES

         In June 1994, Dish, Ltd. issued the 1994 Notes, which consisted of 12 7/8% Senior Secured Discount Notes due June 1, 2004 and Common Stock Warrants (the "Warrants") (collectively, the "1994 Notes Offering"). The 1994 Notes Offering resulted in net proceeds to Dish, Ltd. of $323 million. The 1994 Notes bear interest at a rate of 12 7/8% computed on a semi-annual bond equivalent basis. Interest on the 1994 Notes will not be payable in cash prior to June 1, 1999, with the 1994 Notes accreting to a principal value at stated maturity of $1,000 per bond (an aggregate of approximately $1.5 million for the bonds not tendered) by that date. Commencing in December 1999, interest on the 1994 Notes will be payable in cash on December 1 and June 1 of each year. The remaining balance of 1994 Notes matures on June 1, 2004.

1996 NOTES

         In March 1996, ESBC issued the 1996 Notes which consisted of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes Offering"). The 1996 Notes Offering resulted in net proceeds to ESBC of approximately $337 million. The 1996 Notes bear interest at a rate of 13 1/8%, computed on a semi-annual bond equivalent basis. Interest on the 1996 Notes will not be payable in cash prior to March 15, 2000, with the 1996 Notes accreting to a principal amount at stated maturity of $1,000 per bond (an aggregate of approximately $1.1 million for the bonds not tendered) by that date. Commencing in September 2000, interest on the 1996 Notes will be payable in cash on September 15 and March 15 of each year. The 1996 Notes that remain outstanding following the Tender Offers mature on March 15, 2004.

1997 NOTES

         In June 1997, DBS Corp issued the 1997 Notes which consisted of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes Offering"). The 1997 Notes Offering resulted in net proceeds to DBS Corp of approximately $363 million. Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. Approximately $109 million of the net proceeds of the 1997 Notes Offering was placed in the Interest Escrow to fund the first five semi-annual interest payments (through January 1, 2000). Additionally, approximately $112 million of the net proceeds of the 1997 Notes Offering was placed in the Satellite Escrow to fund the construction, launch and insurance of EchoStar IV. The 1997 Notes that remain outstanding following the Tender Offers mature on July 1, 2002.

SEVEN AND TEN YEAR NOTES

         On January 25, 1999, DBS Corp sold $375 million principal amount of
9 1/4% Senior Notes due 2006 (the Seven Year Notes) and $1.625 billion principal amount of 9 3/8% Senior Notes due 2009 (the Ten Year Notes). Interest accrues at annual rates of 9 1/4% and 9 3/8% on the Seven Year and Ten Year Notes, respectively. Interest on the Seven and Ten Year Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         Concurrently with the closing of the Notes offering, EchoStar used approximately $1.658 billion of net proceeds received from the sale of the Notes to complete the Tender Offers for its outstanding 1994 Notes, 1996 Notes and 1997 Notes. In February 1999, EchoStar used approximately $268 million of net proceeds received from the sale of the Notes to complete the Tender Offers related to the Senior Exchange Notes issued on January 4, 1999, in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock. Following expiration of the Tender Offers, an aggregate of approximately $2.4 million of 1994 Notes, 1996 Notes, 1997 Notes and Senior Exchange Notes remain outstanding.

         The Notes are general senior unsecured obligations, which (i) rank PARI PASSU in right of payment to each other and to all existing and future senior unsecured obligations, (ii) rank senior to all existing and future junior obligations, and (iii) are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities. With the exception of certain de minimis domestic and foreign subsidiaries, the Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of DBS Corp, (collectively, the "Notes Guarantors").

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the Seven and Ten Year Notes are not redeemable at DBS Corp's option prior to February 1, 2003 and February 1, 2004, respectively. Thereafter, the Seven Year Notes will be subject to redemption, at the option of DBS Corp, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. The Ten Year Notes will be subject to redemption, at the option of DBS Corp, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

         The indentures related to the Notes (the "Indentures") contain restrictive covenants that, among other things, impose limitations on the ability of DBS Corp to: (i) incur additional indebtedness; (ii) apply the proceeds of certain asset sales; (iii) create, incur or assume liens; (iv) create dividend and other payment restrictions with respect to DBS Corp's subsidiaries; (v) merge, consolidate or sell assets; and (vi) enter into transactions with affiliates. In addition, DBS Corp may pay dividends on its equity securities only if: (1) no default shall have occurred or is continuing under the Indentures; and (2) after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), DBS Corps's ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of DBS Corp (calculated in accordance with the Indentures), in each case from April 1, 1999 plus an amount equal to 100% of the aggregate net cash proceeds received by DBS Corp and its subsidiaries from the issuance or sale of certain equity interests of DBS Corp or EchoStar.

         In the event of a change of control, as defined in the Indentures, DBS Corp will be required to make an offer to repurchase all of the Seven and Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


MORTGAGES AND OTHER NOTES PAYABLE

         Mortgages and other notes payable consists of the following (in thousands):


                                                                                        DECEMBER 31,
                                                                                 ---------------------------
                                                                                    1997           1998
                                                                                 ---------------------------
8.25% note payable for satellite vendor financing for EchoStar I due in equal
  monthly installments including interest, through February 2001...............     $ 24,073       $ 17,137
8.25% note payable for satellite vendor financing for EchoStar II due in equal
  monthly installments of $562, including interest, through November 2001......       22,489         17,416
8.25% note payable for satellite vendor financing for EchoStar III due in
  equal monthly installments of $294, including interest, through October 2002.       13,812         12,183
8.25% note payable for satellite vendor financing for EchoStar IV due in equal
  monthly installments of $264, including interest, through May 2003...........             -        12,950
Mortgages and other unsecured notes payable due in installments through April
  2009 with interest rates ranging from 8% to 10%..............................        9,357          6,443
                                                                                 ---------------------------
Total..........................................................................       69,731         66,129
Less current portion...........................................................      (17,885)       (22,679)
                                                                                 ---------------------------
Mortgages and other notes payable, net of current portion......................     $ 51,846       $ 43,450
                                                                                 ---------------------------
                                                                                 ---------------------------


         Future maturities of EchoStar's outstanding long-term debt, after consummation of the Tender Offers and issuance of the Notes on January 25, 1999, are summarized as follows (in thousands):


                                                                     MORTGAGES
                                                                     AND OTHER
                                 SEVEN YEAR         TEN YEAR           NOTES
                                    NOTES             NOTES           PAYABLE            TOTAL
                                ------------------------------------------------------------------
YEAR ENDING DECEMBER 31,
   1999......................    $       -        $         -        $ 22,679       $    22,679
   2000......................            -                  -          20,314            20,314
   2001......................            -                  -          13,560            13,560
   2002......................            -                  -           5,855             5,855
   2003......................            -                  -           1,675             1,675
   Thereafter................      375,000          1,625,000           4,405         2,004,405
                                ------------------------------------------------------------------
Total........................    $ 375,000        $ 1,625,000        $ 68,488       $ 2,068,488
                                ------------------------------------------------------------------
                                ------------------------------------------------------------------


SATELLITE VENDOR FINANCING

         The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments that are deferred until after the respective satellites are in orbit (satellite vendor financing). EchoStar utilized $36 million, $28 million, $14 million and $13 million of satellite vendor financing for EchoStar I, EchoStar II, EchoStar III and EchoStar IV, respectively. The satellite vendor financing with respect to EchoStar I and EchoStar II is secured by substantially all assets of Dish, Ltd. and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. The satellite vendor financings for both EchoStar III and EchoStar IV are secured by an ECC corporate guarantee.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.       INCOME TAXES

         As of December 31, 1998, EchoStar had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $401 million. The NOLs expire beginning in the year 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("FAS No. 109") requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance to the extent deemed necessary.

         In 1998, EchoStar increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. EchoStar continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely that not the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of EchoStar's provision for income taxes.

         The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows (in thousands):


                                                                                       DECEMBER 31,
                                                                                ----------------------------
                                                                                   1997            1998
                                                                                ----------------------------
         Current deferred tax assets:
           Accrued royalties...............................................      $    6,506      $   15,971
           Inventory reserves and cost methods.............................           1,180           1,759
           Accrued expenses................................................           7,136           9,976
           Allowance for doubtful accounts.................................             954           1,945
           Reserve for warranty costs......................................             270             101
           Unrealized holding loss on marketable investment securities.....              11               -
                                                                                ----------------------------
         Total current deferred tax assets.................................          16,057          29,752

         Current deferred tax liabilities:
           Subscriber acquisition costs and other..........................          (6,846)              -
                                                                                ----------------------------
         Total current deferred tax liabilities............................          (6,846)              -
                                                                                ----------------------------
         Gross current deferred tax assets.................................           9,211          29,752
         Valuation allowance...............................................          (5,771)        (22,429)
                                                                                ----------------------------
         Net current deferred tax assets...................................           3,440           7,323

         Noncurrent deferred tax assets:
           General business and foreign tax credits........................           2,224           2,072
           Net operating loss carryforwards................................         117,317         147,097
           Amortization of original issue discount on 1994 Notes and 1996
             Notes.........................................................          60,831         105,095
           Other...........................................................           7,571          13,000
                                                                                ----------------------------
         Total noncurrent deferred tax assets..............................         187,943         267,264
         Noncurrent deferred tax liabilities:
           Depreciation....................................................         (17,271)        (24,013)
           Other...........................................................            (255)           (322)
                                                                                ----------------------------
         Total noncurrent deferred tax liabilities.........................         (17,526)        (24,335)
                                                                                ----------------------------
         Gross deferred tax assets.........................................         170,417         242,929
                                                                                ----------------------------
         Valuation allowance...............................................        (106,708)       (183,117)
                                                                                ----------------------------
         Net noncurrent deferred tax assets................................          63,709          59,812
                                                                                ----------------------------
         Net deferred tax assets...........................................      $   67,149       $  67,135
                                                                                ----------------------------
                                                                                ----------------------------

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The components of the (provision for) benefit from income taxes are as follows (in thousands):


                                                                         YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  1996            1997             1998
                                                               ---------------------------------------------
         Current (provision) benefit:
           Federal........................................      $  4,586        $     (373)     $      15
           State..........................................           (49)               (9)            18
           Foreign........................................          (209)             (137)           (77)
                                                               ---------------------------------------------
                                                                   4,328              (519)           (44)
         Deferred (provision) benefit:
           Federal........................................        47,902           104,992         86,604
           State..........................................         2,463             7,860          6,463
           Increase in valuation allowance................             -          (112,479)       (93,067)
                                                               ---------------------------------------------
                                                                  50,365               373              -
                                                               ---------------------------------------------
              Total (provision) benefit...................      $ 54,693        $     (146)     $      (44)
                                                               ---------------------------------------------
                                                               ---------------------------------------------


         The actual tax (provision) benefit for 1996, 1997 and 1998 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  1996            1997             1998
                                                               ---------------------------------------------
           Statutory rate.....................................        35.0%         35.0%         35.0%
           State income taxes, net of Federal benefit.........         1.8           1.6           1.6
           Research and development and foreign tax credits...          -            0.7            -
           Non-deductible interest expense....................        (1.3)         (0.5)         (1.4)
           Other..............................................        (0.4)         (0.8)          0.5
           Increase in valuation allowance....................          -          (36.0)        (35.7)
                                                               ---------------------------------------------
              Total benefit from income taxes.................        35.1%            -%            -%
                                                               ---------------------------------------------
                                                               ---------------------------------------------


6.       SERIES B PREFERRED STOCK

         In October 1997, EchoStar consummated an offering (the "Series B Preferred Offering") of 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004, par value $0.01 per share. The Series B Preferred Offering resulted in net proceeds to EchoStar of approximately $193 million. Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share ("liquidation preference"). Dividends on the Series B Preferred Stock are payable quarterly in arrears, commencing on January 1, 1998. EchoStar may, at its option, pay dividends in cash or by issuing additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. EchoStar met all of its dividend obligations during 1998 by issuing additional shares of Series B Preferred Stock. Accrued dividends at December 31, 1998 totaled approximately $7 million.

         On January 4, 1999, EchoStar exercised its option to exchange all, but not less than all, of the shares of Series B Preferred Stock then outstanding for 12 1/8% Senior Exchange Notes due 2004. As previously described in Note 4, EchoStar closed its tender offer for the Senior Exchange Notes on February 2, 1999. The Senior Exchange Notes not tendered (approximately $5,000) continue to bear interest at a rate of 12 1/8% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing with the first such date to occur after the date of the exchange. Interest on the Senior Exchange Notes may, at the option of EchoStar, be paid in cash or by issuing additional Senior Exchange Notes in an aggregate principal amount equal to the amount of such interest. The Senior Exchange Notes that remain outstanding following the Tender Offers mature on July 1, 2004.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7.   STOCKHOLDERS' EQUITY (DEFICIT)

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

PREFERRED STOCK

         Preferred Stock consists of the following (in thousands, except share data):


                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    1997            1998
                                                                                ----------------------------
Preferred Stock, 20,000,000 shares authorized (inclusive of 900,000 shares designated as Series B Preferred Stock, see Note 6):
     8% Series A  Cumulative  Preferred  Stock,  1,616,681  shares  issued and outstanding,  including  cumulative  accrued  dividends  of $4,551  and
       $5,755, respectively................................................     $   19,603      $   20,807
     6 3/4% Series C Cumulative  Convertible  Preferred Stock,  2,300,000
       shares issued and outstanding.......................................        101,529         108,666
                                                                                ----------------------------
Total Preferred Stock......................................................     $  121,132      $  129,473
                                                                                ----------------------------
                                                                                ----------------------------


8% SERIES A CUMULATIVE PREFERRED STOCK

         Each share of 8% Series A Cumulative Preferred Stock ("Series A Preferred Stock") is convertible, at the option of the holder, into one share of Class A common stock. The Series A Preferred Stock is stated at the aggregate liquidation preference for all outstanding shares, which is limited to the original value of the Series A Preferred Stock issued, plus accrued and unpaid dividends thereon. As of December 31, 1998, the aggregate liquidation preference for all outstanding shares was $20.8 million. Each share of Series A Preferred Stock is entitled to receive dividends equal to 8% per annum of the initial liquidation preference for such share. Each share of Series A Preferred Stock automatically converts into shares of Class A common stock in the event they are transferred to any person other than certain permitted transferees. Each share of Series A Preferred Stock is entitled to the equivalent of ten votes for each share of Class A common stock into which it is convertible. Except as otherwise required by law, holders of Series A Preferred Stock vote together with the holders of Class A and Class B common stock as a single class. As previously noted, the Series A shares were redeemed by EchoStar on February 8, 1999.

SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

         In November 1997, EchoStar issued 2.3 million shares of 6 3/4% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") which resulted in net proceeds to EchoStar of approximately $97 million. Simultaneous with the issuance of the Series C Preferred Stock, the purchasers of the Series C Preferred Stock placed approximately $15 million into an account (the "Deposit Account"). EchoStar recorded proceeds from the issuance of the Series C Preferred Stock net of the amount placed in the Deposit Account. Between the date of issuance and November 2, 1999 (the date dividends begin to accrue), EchoStar is accreting the proceeds from the issuance of the Series C Preferred Stock to the face amount of $115 million. The Deposit Account will provide a quarterly cash payment of approximately $0.844 per share of Series C Preferred Stock (the "Quarterly Return Amount"), commencing February 1, 1998 and continuing until November 1, 1999. After that date, dividends on the Series C Preferred Stock will begin to accrue. EchoStar may, prior to the date on which any Quarterly Return Amount would otherwise be payable, deliver a notice instructing the deposit agent: (i) to purchase from EchoStar, for transfer to each holder of

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Series C Preferred Stock, in lieu of the Quarterly Return Amount, that number of whole shares of Class A common stock determined by dividing the Quarterly Return Amount by 95% of the market value of the Class A common stock as of the date of such notice; or (ii) defer delivery of the Quarterly Return Amount to holders of Series C Preferred Stock on such quarterly payment date until the next quarterly payment date or any subsequent payment date. However, no later than November 1, 1999 (the "Deposit Expiration Date"), any amounts remaining in the Deposit Account, as of such date, including amounts which have previously been deferred, will be (i) paid to the holders of Series C Preferred Stock; or (ii) at EchoStar's option, used to purchase from EchoStar for delivery to each holder of Series C Preferred Stock that number of whole shares of Class A common stock determined by dividing the balance remaining in the Deposit Account by 95% of the market value of the shares of Class A common stock as of the date of EchoStar's notice.

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

8.   STOCK COMPENSATION PLANS

STOCK INCENTIVE PLAN

         In April 1994, EchoStar adopted a stock incentive plan (the "Stock Incentive Plan") to provide incentive to attract and retain officers, directors and key employees. EchoStar has reserved up to 10 million shares of its Class A common stock for granting awards under the Stock Incentive Plan. All stock options granted through December 31, 1998 have included exercise prices not less than the fair market value of EchoStar's Class A common stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

         During 1998, EchoStar adopted the 1998 Incentive Plan which provided certain key employees a contingent incentive that would be paid, at the key employee's election, in stock options, a cash award or a combination thereof. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar did not meet any of the goals during 1998. Accordingly, no cash incentives were paid, all stock options granted pursuant to the Incentive Plan were cancelled and no compensation expense was recognized related to 1998 Incentive Plan. The Board of Directors has approved a similar plan for 1999. Any payments under this plan are contingent upon the achievement of certain financial and other goals.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         A summary of EchoStar's incentive stock option activity for the years ended December 31, 1996, 1997 and 1998 is as follows:


                                             1996                         1997                        1998
                                    ------------------------    -------------------------    ------------------------
                                                 WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                  AVERAGE                      AVERAGE                      AVERAGE
                                                 EXERCISE                     EXERCISE                     EXERCISE
                                      OPTIONS      PRICE          OPTIONS       PRICE          OPTIONS       PRICE
                                    ------------------------    -------------------------    ------------------------
Options outstanding, beginning of
   year........................      1,117,133      $ 12.23      1,025,273       $14.27       1,524,567       $14.99
Granted........................        138,790        27.02        779,550        17.05         698,135        18.78
Repriced.......................              -           -         255,794        17.00               -         -
Exercised......................       (103,766)       10.24        (98,158)        9.64        (188,182)       12.52
Forfeited......................       (126,884)       13.27       (437,892)       19.46        (587,505)       17.08
                                    ------------------------    -------------------------    ------------------------
Options outstanding, end of year     1,025,273      $ 14.27      1,524,567       $14.99       1,447,015        16.29
                                    ------------------------    -------------------------    ------------------------
Exercisable at end of year.....        258,368      $ 11.31        347,009       $12.15         482,303        13.83
                                    ------------------------    -------------------------    ------------------------
                                    ------------------------    -------------------------    ------------------------

         Exercise prices for options outstanding as of December 31, 1998 are as follows:


                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ------------------------------------------------------ -- -----------------------------------
                           NUMBER            WEIGHTED-                               NUMBER
                        OUTSTANDING           AVERAGE                              EXERCISABLE
                           AS OF             REMAINING          WEIGHTED-             AS OF            WEIGHTED-
      RANGE OF          DECEMBER 31,        CONTRACTUAL          AVERAGE          DECEMBER 31,          AVERAGE
   EXERCISE PRICES          1998               LIFE           EXERCISE PRICE          1998           EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
    $9.333 -  $11.870       306,379              3.72              $  9.61             212,536           $  9.57
    17.000 -   18.290       937,546              6.19                17.04             265,271             17.03
    22.000 -   26.688       203,090              7.28                22.88               4,496             26.69
---------------------------------------------------------------------------------------------------------------------
     $9.333 - $26.688     1,447,015              5.82               $16.29             482,303            $13.83
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


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

ACCOUNTING FOR STOCK-BASED COMPENSATION

         EchoStar has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("FAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. EchoStar's pro forma net loss attributable to common shares and pro forma basic and diluted loss per common share were as follows (in thousands, except per share amounts):


                                                                       YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                                1996            1997             1998
                                                            ----------------------------------------------
Net loss attributable to common shares................       $(103,120)      $(323,371)       $(297,197)
                                                            ----------------------------------------------
                                                            ----------------------------------------------
Basic and diluted loss per share......................       $   (2.54)      $     (7.71)     $  (6.61)
                                                            ----------------------------------------------
                                                            ----------------------------------------------

         The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                           YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                    1996            1997            1998
                                                 --------------------------------------------
Risk-free interest rate.....................           6.80%           6.09%           5.64%
Volatility factor...........................             62%             68%             67%
Dividend yield..............................           0.00%           0.00%           0.00%
Expected term of options....................         6 years        6 years         6 years
Weighted-average fair value of options
 granted....................................        $  16.96       $  10.38        $  12.03

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

9.   EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

         During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 100,000 shares of Class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 1997 and 1998, employees purchased 4,430 and 15,776 shares of Class A common stock through the ESPP, respectively.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


401(k) EMPLOYEE SAVINGS PLAN

         EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan totaled $226,000, $329,000 and $314,000 during 1996, 1997 and 1998, respectively. Additionally, EchoStar contributed 55,000 shares of its Class A common stock in 1996 (fair value of $935,000) to the 401(k) Plan as a discretionary contribution. During 1998, EchoStar contributed 80,000 shares of its Class A common stock (fair value of approximately $2 million) to the 401(k) Plan related to its 1997 discretionary contribution. During 1999, EchoStar expects to contribute 65,000 shares of its Class A common stock (fair value of approximately $3 million) to the 401(k) Plan related to its 1998 discretionary contribution.

10.  OTHER COMMITMENTS AND CONTINGENCIES

LEASES

         Future minimum lease payments under noncancelable operating leases as of December 31, 1998, are as follows (in thousands):

YEAR ENDING DECEMBER 31,
   1999.....................................................     $   2,067
   2000.....................................................         1,795
   2001.....................................................         1,590
   2002.....................................................         1,305
   2003.....................................................         1,240
   Thereafter...............................................         3,874
                                                                 ------------
      Total minimum lease payments..........................      $ 11,871
                                                                 ------------
                                                                 ------------


         Total rental expense for operating leases approximated $1 million in 1996, 1997 and 1998.

PURCHASE COMMITMENTS

         As of December 31, 1998, EchoStar's purchase commitments totaled approximately $59 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 1999. EchoStar expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations, if any.

THE NEWS CORPORATION LIMITED

         During February 1997, EchoStar and News Corporation announced an agreement pursuant to which, among other things, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News Corporation also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at the 110 DEG. WL orbital slot purchased by MCI for more than $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led the parties to litigation. In mid-1997, EchoStar filed a complaint seeking specific performance of this agreement and damages, including lost profits. News Corporation filed an answer and counterclaims seeking unspecified damages, denying all of the material allegations and asserting numerous defenses. Discovery commenced in July 1997, and the case was set for trial commencing March 1999. In connection with the pending 110 Acquisition, the litigation between EchoStar and News Corporation will be stayed and will be dismissed with prejudice upon closing or if the transaction is terminated for reasons other than the breach by, or failure to fill a condition within the control of, News Corporation or MCI.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         In connection with the News Corporation litigation that arose in 1997, EchoStar has a contingent fee arrangement with its lawyers, which provides for the lawyers to be paid a percentage of any net recovery obtained in its dispute with News Corporation. Although they have not been specific, the lawyers have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. EchoStar intends to vigorously contest the lawyers' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of its liability thereunder. If the lawyers and EchoStar are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved under arbitration. It is too early to determine the outcome of negotiations or arbitration regarding this fee dispute.

WIC PREMIUM TELEVISION LTD.

         On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Corporation, ECC and two of ECC's wholly-owned subsidiaries, Dish, Ltd. and Echosphere. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

BROADCAST NETWORK PROGRAMMING

         Section 119 of the Satellite Home Viewer Act authorizes EchoStar to substitute satellite-delivered network signals its subscribers, but only if those subscribers qualify as "unserved" households, defined in the Satellite Home Viewer Act, those that, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity (as defined by the FCC) of a primary network station affiliated with that network." Historically, EchoStar obtained distant broadcast network signals for distribution to its subscribers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributes network signals to certain of EchoStar's competitors in the satellite industry.

         The national networks and local affiliate stations have recently challenged PrimeTime 24's methods of selling network programming (national and local) to consumers based upon infringement of copyright. The United States District Court for the Southern District of Florida has entered nationwide preliminary and permanent injunctions preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold according to certain stipulations in the injunction. The preliminary injunction took effect on February 28, 1999, and the permanent injunction is set to take effect on April 30, 1999. The injunctions cover "distributors" as well. The plaintiff in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions to homes delineated by a contour in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         EchoStar ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network signals directly. EchoStar has also implemented Satellite Home Viewer Act Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. CBS and other broadcast networks have informed EchoStar that they believe EchoStar's method of providing distant network programming violates the SHVA and hence infringes their copyright.

         On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, EchoStar may attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. EchoStar has asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights.

         On November 5, 1998, several broadcast parties, acting on prior threats filed a complaint alleging, among other things, copyright infringement against EchoStar in federal district court in Miami. The plaintiffs in that action have also requested the issuance of a preliminary injunction against EchoStar. The networks also filed a counter claim containing similar allegations against us in the Colorado litigation.

         On February 24, 1999, CBS, NBC, Fox, and ABC filed with the court a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV, Inc. ("DIRECTV") in response to an announcement by DIRECTV that it was discontinuing retransmission of the programming of the four networks received from PrimeTime 24 and would instead distribute its own package of network affiliates to its existing subscribers. On February 25, 1999, the court granted CBS and Fox a temporary restraining order requiring DIRECTV and its agents and those who act in active concert or participation with DIRECTV, not to deliver CBS or Fox programming to subscribers who do not live in "unserved households." For purposes of determining whether a subscriber is "unserved," the court referred to a modified version of the Longley-Rice signal propagation model. The modifications in some respects reflect an order adopted by the FCC on February 2, 1999. On March 12, 1999, DIRECTV and the four major broadcast networks and their affiliates announced that they have reached a settlement of that dispute. Under the terms of the settlement, DIRECTV, stations and networks have agreed on a timeframe to disconnect distant broadcast network signals from subscribers predicted to be ineligible based on a modified version of the Longley-Rice signal propagation model. Subscribers predicted to be ineligible who obtain consent from the affected affiliate stations to receive their signals via satellite will not lose receipt of their distant network signals. Echostar is not sure what effect this development will have on its business.

         On March 24, 1999, we have a hearing scheduled in a Denver court on similar matters with similar parties. If we were to lose that hearing, it is likely that the broadcasters would move forward on their lawsuit filed in Miami and would seek similar remedies against us, including a temporary restraining order requiring us to stop delivering network signals to subscribers who do not live in "unserved households." Depending upon the terms, a restraining order could result in us having to terminate delivery of network signals to a material portion of our subscriber base, which could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber turnover.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

METEOROID EVENTS

         In November 1998 certain meteoroid events occurred as the earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). While there can be no assurance, EchoStar believes that its DBS satellites did not incur any significant damage as a result of these events. Similar meteoroid events are expected to occur again in November 1999. These meteoroid events continue to pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. While the probability that EchoStar's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during the November 1999 meteoroid events. EchoStar is presently evaluating the potential effects that the November 1999 meteoroid events may have on its DBS satellites. At this time, EchoStar has not finally determined the impact, if any, these meteoroid events may have on EchoStar's DBS satellites.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.      SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

         With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the "Non-Guarantors"), the Seven and Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of DBS Corp.

         The combined assets, stockholders' equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholders' equity, net loss and operating cash flows of DBS Corp, including the non-guarantors during both 1997 and 1998. Summarized combined and consolidated financial information for DBS Corp and the subsidiary guarantors is as follows (in thousands):


                                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                        1996                 1997               1998
                                                   --------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
   Revenue...................................        $  196,988           $  475,877       $   985,909
   Expenses..................................           305,705              700,104         1,116,764
                                                   --------------------------------------------------------
   Operating loss............................          (108,717)            (224,227)         (130,855)
   Other income (expense)....................           (47,640)             (98,941)         (163,449)
                                                   --------------------------------------------------------
   Net loss before taxes.....................          (156,357)            (323,168)         (294,304)
   Income tax benefit (provision), net.......            54,849                 (146)              (72)
                                                   --------------------------------------------------------
   Net loss..................................        $ (101,508)          $ (323,314)      $  (294,376)
                                                   --------------------------------------------------------
                                                   --------------------------------------------------------


                                                                                    DECEMBER 31,
                                                                       ------------------------------------
                                                                            1997                1998
                                                                       ------------------------------------
BALANCE SHEET DATA:
   Current assets..................................................    $    183,215        $    241,582
   Property and equipment, net.....................................         859,279             853,818
   Other noncurrent assets.........................................         388,934             374,773
                                                                       ------------------------------------
   Total assets....................................................    $  1,431,428        $  1,470,173
                                                                       ------------------------------------
                                                                       ------------------------------------



   Current liabilities.............................................    $    305,656        $    477,062
   Long-term liabilities...........................................       1,439,318           1,581,249
   Stockholder's equity (deficit)..................................        (313,546)           (588,138)
                                                                       ------------------------------------
   Total liabilities and stockholder's equity (deficit)............    $  1,431,428        $  1,470,173
                                                                       ------------------------------------
                                                                       ------------------------------------


12.  SEGMENT REPORTING

         EchoStar adopted Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") effective as of the year ended December 31, 1998. FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders and for related disclosures about products and services, geographic areas, and major customers.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


BUSINESS UNIT DESCRIPTIONS

         The operations of EchoStar include three interrelated business units:

         - THE DISH NETWORK - a DBS subscription television service in the United States.

         - ECHOSTAR TECHNOLOGIES CORPORATION - the design, distribution and sale of EchoStar receiver systems for the DISH Network as well as for direct-to-home projects of other internationally, together with the provision of uplink center design, construction oversight and other project integration services for international direct-to-home ventures.

         - SATELLITE SERVICES - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services my include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

         The accounting policies for the above business units are the same as those described in the summary of significant accounting policies for the consolidated entity. EchoStar accounts for intersegment sales and transfers at cost. All other revenue and expenses from segments below the quantitative thresholds are attributable to sales of C-band equipment and other corporate administrative functions. Only those assets and measures of profit and loss that are included in the measure of assets and profit and loss used by EchoStar's chief operating decision maker are reported.

FINANCIAL DATA BY BUSINESS UNIT


                                                         ECHOSTAR
                                           DISH        TECHNOLOGIES     SATELLITE     ELIMINATIONS      CONSOLIDATED
                                          NETWORK       CORPORATION      SERVICES      AND OTHER           TOTAL
                                        ------------  ----------------  -----------  ---------------   ---------------
YEAR ENDED DECEMBER 31, 1996
  Revenue..........................      $ 142,913       $  18,930       $  2,542      $  34,516        $   198,901
  Depreciation and amortization....          2,356           1,143              -         39,915             43,414
  Total expenses...................        161,404          26,007          1,724        119,111            308,246
  EBITDA...........................        (16,135)         (7,685)           818        (42,929)           (65,931)
  Interest income..................          1,894             730              -         13,006             15,630
  Interest expense.................          2,015               3              -         59,469             61,487
  Income tax benefit, net..........         34,117           3,708              -         16,868             54,693
  Net income (loss)................          3,541          (6,187)           818        (99,158)          (100,986)

YEAR ENDED DECEMBER 31, 1997
  Revenue..........................      $ 378,377       $  82,609       $  3,458      $  12,974        $   477,418
  Depreciation and amortization....        158,992           1,659              -         12,625            173,276
  Total expenses...................        569,998          73,081            329         58,281            701,689
  EBITDA...........................        (32,629)         11,186          3,129        (32,681)           (50,995)
  Interest income..................         10,114             180              -          6,957             17,251
  Interest expense.................         27,503               -              -         76,689            104,192
  Income tax provision, net........             (7)            (32)             -           (107)              (146)
  Net income (loss)................       (231,223)          4,378          2,889        (88,869)          (312,825)

YEAR ENDED DECEMBER 31, 1998
  Revenue..........................      $ 733,382       $ 251,958       $ 23,442      $ (26,116)       $   982,666
  Depreciation and amortization....         85,107           2,097             26         15,406            102,636
  Total expenses...................        871,269         193,852          3,495         36,941          1,105,557
  EBITDA...........................        (52,781)         60,202         19,973        (47,649)           (20,255)
  Interest income..................          9,280               -              2         21,004             30,286
  Interest expense.................         49,042             282              -        118,205            167,529
  Income tax benefit (provision), net           17             (11)             -            (50)               (44)
  Net income (loss)................       (199,356)         30,333         18,409       (110,268)          (260,882)

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


GEOGRAPHIC INFORMATION

                                                                                      OTHER
                                         UNITED STATES           EUROPE           INTERNATIONAL           TOTAL
                                        ----------------     ---------------     ----------------     ---------------
1996
Total revenue*.....................       $  161,409            $ 26,984             $ 10,508         $   198,901
Long-lived assets..................          661,952               1,103                  233             663,288

1997
Total revenue*.....................       $  447,977            $ 20,592             $  8,849         $   477,418
Long-lived assets..................          972,909               1,217                  121             974,247

1998
Total revenue*.....................       $  964,503            $ 18,163             $       -        $   982,666
Long-lived assets..................          978,850               1,498                     -            980,348

* Revenues are attributed to geographic regions based upon the location from which the sale originated.

TRANSACTIONS WITH MAJOR CUSTOMERS

         During 1998, export sales to two customers together totaled $210 million and accounted for approximately 21% of EchoStar's total revenue. Revenues for these customers are included within the EchoStar Technologies Corporation business unit. Complete or partial loss of one or both of these customers would have a material adverse effect on EchoStar's results of operations.

13.  VALUATION AND QUALIFYING ACCOUNTS

         EchoStar's valuation and qualifying accounts as of December 31, 1996, 1997 and 1998 are as follows (in thousands):


                                               BALANCE AT     CHARGED TO
                                              BEGINNING OF    COSTS AND                    BALANCE AT
                                                  YEAR         EXPENSES    DEDUCTIONS     END OF YEAR
                                             -----------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
  Assets:
    Allowance for doubtful accounts.......     $ 1,106       $  2,340       $ (1,952)      $ 1,494
    Loan loss reserve.....................          78            660            (94)          644
    Reserve for inventory.................       2,797          4,304         (1,438)        5,663
  Liabilities:
    Reserve for warranty costs and other..       1,105           (342)             -           763

YEAR ENDED DECEMBER 31, 1997:
  Assets:
    Allowance for doubtful accounts.......     $ 1,494       $  4,343       $ (4,490)      $ 1,347
    Loan loss reserve.....................         644            714           (104)        1,254
    Reserve for inventory.................       5,663          1,650         (3,473)        3,840
  Liabilities:
    Reserve for warranty costs and other..         763              -            (53)          710

YEAR ENDED DECEMBER 31, 1998:
  Assets:
    Allowance for doubtful accounts.......     $ 1,347       $ 10,692       $ (9,043)      $ 2,996
    Loan loss reserve.....................       1,254            858           (101)        2,011
    Reserve for inventory.................       3,840          1,744           (403)        5,181
  Liabilities:
    Reserve for warranty costs and other..         710              -           (435)          275

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         EchoStar's quarterly results of operations are summarized as follows (in thousands):


                                                                THREE MONTHS ENDED
                                      ------------------------------------------------------------------------
                                        MARCH 31           JUNE 30          SEPTEMBER 30        DECEMBER 31
                                      ------------------------------------------------------------------------
  Year Ended December 31, 1997:
    Total revenue.................      $  69,524        $  98,691            $ 130,038          $ 179,165
    Operating loss................        (44,596)         (43,021)             (88,725)           (47,929)
    Net loss......................        (62,866)         (63,789)            (115,157)           (71,013)
    Basic and diluted loss per share    $   (1.54)       $   (1.54)           $   (2.78)         $   (1.80)

  Year Ended December 31, 1998:
    Total revenue.................      $ 214,439        $ 245,838            $ 235,407          $ 286,982
    Operating loss................        (21,165)         (16,244)             (15,350)           (70,132)
    Net loss......................        (49,886)         (45,717)             (51,971)          (113,308)
    Basic and diluted loss per share    $   (1.30)       $   (1.21)           $   (1.35)         $   (2.72)

15.  SUBSEQUENT EVENTS

MEDIA4

         On February 2, 1999, EchoStar consummated the acquisition of privately-held Media4, Inc., ("Media4"), an Atlanta-based supplier of broadband satellite networking equipment for personal computers. In connection with the acquisition, EchoStar issued approximately 170,000 shares of its Class A common stock valued at approximately $10 million for 100% ownership of Media4. The acquisition of Media4 will be accounted for as a purchase transaction.

PRIMESTAR

         On February 26, 1999, EchoStar announced that it had sent a letter to the Board of Directors of PrimeStar expressing its desire and willingness to make an offer to purchase PrimeStar's high-powered DBS assets. These assets consist of two high-powered DBS satellites, Tempo I and Tempo II, and 11 of the 32 DBS frequencies capable of coverage of the entire continental United States, located at the 119 DEG. WL orbital position. EchoStar's letter stated that it was ready, willing and able to make an offer to pay $600 million of total consideration (including assumed liabilities) for these assets on terms, other than price, substantially the same as those contained in an agreement among PrimeStar, Hughes Electronics Corporation, and certain other persons dated January 22, 1999. The deadline for a response to this letter has subsequently expired. Finalization of a future offer would be conditioned on the ability of PrimeStar to enter into and perform its obligations under a definitive agreement with EchoStar without breaching any contract to which PrimeStar or any of its affiliates is a party or by which they are otherwise bound.