Form 10-Q
period 1999-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 1999-08-09
CIK 1001082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     AS OF AUGUST 2, 1999, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 54,164,739 SHARES OF CLASS A COMMON STOCK AND 59,608,802 SHARES OF CLASS B COMMON STOCK.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 1998 and June 30, 1999 (Unaudited). . . . . . . . . . 1

          Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1999 (Unaudited). . . 2

          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1998 and 1999 (Unaudited). . . . . . . . 3

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . .12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . .None


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .22

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . .24

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .None

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .24

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .None

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .25

                      ECHOSTAR COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                   DECEMBER 31,     JUNE 30,
                                                                                       1998           1999
                                                                                  ----------------------------
ASSETS                                                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents.................................................       $  106,547    $   277,548
   Marketable investment securities..........................................          217,553        107,739
   Trade accounts receivable, net of allowance for uncollectible accounts
     of $2,996 and $3,359, respectively......................................          107,233        115,939
   Insurance receivable......................................................               -         106,000
   Inventories...............................................................           76,708         75,456
   Other current assets......................................................           29,804         21,901
                                                                                  ----------------------------
Total current assets.........................................................          537,845        704,583
Restricted Assets:
   Interest and satellite escrows and other restricted cash and marketable
     investment securities...................................................           77,657              -
   Insurance receivable......................................................          106,000              -
                                                                                  ----------------------------
Total restricted assets......................................................          183,657              -
Property and equipment, net..................................................          876,914      1,350,120
FCC authorizations, net......................................................          103,434        727,225
Other noncurrent assets......................................................          105,002        121,474
                                                                                  ----------------------------
     Total assets............................................................       $1,806,852    $ 2,903,402
                                                                                  ----------------------------
                                                                                  ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable....................................................       $   90,646    $   114,466
   Deferred revenue..........................................................          132,982        148,508
   Accrued expenses..........................................................          184,470        298,034
   Current portion of long-term debt.........................................           22,679         20,901
                                                                                  ----------------------------
Total current liabilities....................................................          430,777        581,909

Long-term obligations, net of current portion:
   1994 Notes................................................................          571,674          1,503
   1996 Notes................................................................          497,955          1,097
   1997 Notes................................................................          375,000             15
   Seven Year Notes..........................................................                -        375,000
   Ten Year Notes............................................................                -      1,625,000
   Mortgages and other notes payable, net of current portion.................           43,450         33,279
   Long-term deferred satellite services revenue and other long-term
     liabilities.............................................................           33,498         54,299
                                                                                  ----------------------------
Total long-term obligations, net of current portion..........................        1,521,577      2,090,193
                                                                                  ----------------------------
     Total liabilities.......................................................        1,952,354      2,672,102

12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock, $.01 par
  value, 900,000 shares authorized; 225,301 and no shares issued and
  outstanding, respectively..................................................          226,038              -

Commitments and Contingencies (Note 9)

Stockholders' Equity (Deficit):
Preferred Stock, 20,000,000 shares authorized (inclusive of 900,000 shares designated as Series B Preferred Stock):
    8% Series A Cumulative Preferred Stock,  1,616,681 and no shares issued and outstanding, respectively, including cumulative accrued dividends
      of $5,755 and none, respectively.......................................           20,807              -
    6 3/4% Series C Cumulative Convertible Preferred Stock, 2,300,000 and
      2,182,919 shares issued and outstanding, respectively..................          108,666        106,530
   Class A Common Stock, $.01 par value, 400,000,000 shares authorized,
     30,634,760 and 49,481,240 shares issued and outstanding, respectively...              306            495
   Class B Common Stock, $.01 par value, 200,000,000 shares authorized,
     59,608,802 shares issued and outstanding................................              596            596
   Class C Common Stock, $.01 par value, 200,000,000 shares authorized,
   none outstanding..........................................................                -              -
   Common Stock Warrants.....................................................               12             12
   Additional paid-in capital................................................          231,166      1,379,305
   Accumulated deficit.......................................................         (733,093)    (1,255,638)
                                                                                  ----------------------------
Total stockholders' equity (deficit).........................................         (371,540)       231,300
                                                                                  ----------------------------
     Total liabilities and stockholders' equity (deficit)....................       $1,806,852    $ 2,903,402
                                                                                  ----------------------------
                                                                                  ----------------------------

        See accompanying Notes to Condensed Consolidated Financial Statements.

                      ECHOSTAR COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------     ---------------------------
                                                                   1998             1999             1998            1999
                                                               -----------------------------     ---------------------------
REVENUE:
   DISH Network:
     Subscription television services......................      $151,527         $306,023        $ 280,068       $ 566,824
     Other.................................................         3,508            2,161           10,143           4,424
                                                               -----------------------------     ---------------------------
   Total DISH Network......................................       155,035          308,184          290,211         571,248
   DTH equipment sales and integration services............        80,445           27,073          147,839          59,742
   Satellite services......................................         5,774            9,764           10,369          17,741
   C-band and other........................................         4,584            4,857           11,858          10,511
                                                               -----------------------------     ---------------------------
Total revenue..............................................       245,838          349,878          460,277         659,242

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses...........................        69,388          132,721          133,197         242,866
     Customer service center and other.....................        14,380           25,266           26,115          49,375
     Satellite and transmission............................         5,460           10,859           10,712          20,305
                                                               -----------------------------     ---------------------------
   Total DISH Network operating expenses...................        89,228          168,846          170,024         312,546
   Cost of sales - DTH equipment and integration services..        53,895           18,606          101,402          41,522
   Cost of sales - C-band and other........................         3,282            3,393            9,224           7,443
   Marketing:
     Subscriber promotion subsidies........................        58,205          142,965          102,170         270,573
     Advertising and other.................................         9,339            8,967           17,592          20,656
                                                               -----------------------------     ---------------------------
   Total marketing expenses................................        67,544          151,932          119,762         291,229
   General and administrative..............................        23,488           32,150           43,182          62,173
   Amortization of subscriber acquisition costs............         5,886                -           16,905               -
   Depreciation and amortization...........................        18,759           25,940           37,187          51,000
                                                               -----------------------------     ---------------------------
Total costs and expenses...................................       262,082          400,867          497,686         765,913
                                                               -----------------------------     ---------------------------

Operating loss.............................................       (16,244)         (50,989)         (37,409)       (106,671)

Other Income (Expense):
   Interest income.........................................         7,898            8,006           16,832          12,942
   Interest expense, net of amounts capitalized............       (36,546)         (48,798)         (73,920)       (101,308)
   Other...................................................          (713)          15,674             (823)         15,664
                                                               -----------------------------     ---------------------------
Total other income (expense)...............................       (29,361)         (25,118)         (57,911)        (72,702)
                                                               -----------------------------     ---------------------------

Loss before income taxes...................................       (45,605)         (76,107)         (95,320)       (179,373)
Income tax provision, net..................................          (112)             (22)            (283)            (88)
                                                               -----------------------------     ---------------------------
Net loss before extraordinary charges......................       (45,717)         (76,129)         (95,603)       (179,461)
Extraordinary charge for early retirement of debt, net
  of tax...................................................             -                -                -        (268,999)
                                                               -----------------------------     ---------------------------
Net loss...................................................       (45,717)         (76,129)         (95,603)       (448,460)

8% Series A Cumulative Preferred Stock dividends...........          (301)               -             (602)           (124)
12 1/8% Series B Senior Redeemable Exchangeable Preferred
  Stock dividends payable in-kind..........................        (6,615)               -          (13,036)           (241)
Accretion of 6 3/4% Series C Cumulative Convertible
  Preferred Stock..........................................        (1,761)          (1,885)          (3,482)         (3,719)
                                                               -----------------------------     ---------------------------
Numerator for basic and diluted loss per share - loss
  attributable to common shareholders......................      $(54,394)        $(78,014)       $(112,723)      $(452,544)
                                                               -----------------------------     ---------------------------
                                                               -----------------------------     ---------------------------
Denominator for basic and diluted loss per share -
  weighted-average common shares outstanding...............        89,874           97,234           89,748          93,934
                                                               -----------------------------     ---------------------------
                                                               -----------------------------     ---------------------------

Net loss per common share:
   Basic and diluted loss per share before extraordinary
     charge................................................      $  (0.61)        $  (0.80)       $   (1.26)      $   (1.96)
   Extraordinary charge....................................             -                -                -           (2.86)
                                                               -----------------------------     ---------------------------
   Basic and diluted net loss..............................      $  (0.61)        $  (0.80)       $   (1.26)      $   (4.82)
                                                               -----------------------------     ---------------------------
                                                               -----------------------------     ---------------------------

       See accompanying Notes to Condensed Consolidated Financial Statements.

                      ECHOSTAR COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   --------------------------
                                                                                      1998           1999
                                                                                   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................      $ (95,603)     $ (448,460)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt.........................              -         268,999
   Loss on disposal of assets................................................              -           8,378
   Depreciation and amortization.............................................         37,187          51,000
   Amortization of subscriber acquisition costs..............................         16,905               -
   Amortization of debt discount and deferred financing costs................         56,387          11,841
   Change in reserve for excess and obsolete inventory.......................             17            (276)
   Change in long-term deferred satellite services revenue and other
     long-term liabilities...................................................          6,159          20,801
   Other, net................................................................          2,245           2,738
   Changes in current assets and current liabilities, net....................         (3,864)        156,794
                                                                                   --------------------------
Net cash flows from operating activities.....................................         19,433          71,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities................................       (253,412)       (216,638)
Sales of marketable investment securities....................................        397,440         326,452
Funds released from escrow and restricted cash and marketable investment
securities...................................................................         74,735          77,657
Investment earnings placed in escrow.........................................         (4,081)              -
Purchases of property and equipment..........................................       (110,149)        (32,199)
Issuance of note receivable..................................................         (6,200)              -
Payments received on note receivable.........................................          3,170               -
Other........................................................................            393            (820)
                                                                                   --------------------------
Net cash flows from investing activities.....................................        101,896         154,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Seven Year Notes...................................              -         375,000
Proceeds from issuance of Ten Year Notes.....................................              -       1,625,000
Debt issuance costs and prepayment premiums..................................              -        (273,718)
Retirement of 1994 Notes.....................................................              -        (575,674)
Retirement of 1996 Notes.....................................................              -        (501,350)
Retirement of 1997 Notes.....................................................              -        (378,110)
Retirement of Senior Exchange Notes..........................................              -        (228,528)
Redemption of Series A Preferred Stock.......................................              -         (90,934)
Repayments of mortgage indebtedness and notes payable........................         (8,167)        (11,954)
Net proceeds from Class A common stock options exercised and Class A common
  stock issued to Employee Stock Purchase Plan...............................          1,202           5,002
                                                                                   --------------------------
Net cash flows from financing activities.....................................         (6,965)        (55,266)
                                                                                   --------------------------

Net increase in cash and cash equivalents....................................        114,364         171,001
Cash and cash equivalents, beginning of period...............................        145,207         106,547
                                                                                   --------------------------
Cash and cash equivalents, end of period.....................................      $ 259,571      $  277,548
                                                                                   --------------------------
                                                                                   --------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Capitalized interest......................................................      $  17,868      $       -
   Accrued capital expenditures..............................................         16,050              -
   Satellite vendor financing................................................         12,950              -
   8% Series A Cumulative Preferred Stock dividends..........................            602            124
   12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock dividends
     payable in-kind.........................................................         13,036            241
   Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock.......          3,482          3,719
   Assets acquired from News Corporation and MCI:
      FCC licenses and other.................................................              -        626,120
      Satellites.............................................................              -        451,200
      Digital broadcast operations center....................................              -         47,000
   Common stock issued to News Corporation and MCI...........................              -      1,124,320

       See accompanying Notes to Condensed Consolidated Financial Statements.

                      ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include three interrelated business units:

     - THE DISH NETWORK - a direct broadcast satellite ("DBS") subscription television service in the United States. As of June 30, 1999, EchoStar had approximately 2.6 million DISH Network subscribers.

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

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV,"), digital satellite receivers, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

RECENT DEVELOPMENTS

     On May 25, 1999, the Company announced a two-for-one stock split effective July 19, 1999 to shareholders of record as of the close of business on July 1, 1999. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to Class A common stock and Class B common stock. Accordingly, all historical outstanding share and per share amounts have been restated herein to reflect the stock split, unless otherwise noted.

     On February 2, 1999, EchoStar consummated the acquisition of privately-held Media4, Inc., ("Media4"), an Atlanta-based supplier of broadband satellite networking equipment for personal computers. In connection with the acquisition, EchoStar issued approximately 170,000 pre-split shares of its Class A common stock valued, at the date of issuance, at approximately $10 million for 100% of the outstanding stock of Media4.
The acquisition of Media4 was accounted for as a purchase transaction.

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


     On June 24, 1999, EchoStar acquired certain high-power DBS assets from The News Corporation Limited ("News Corporation") and MCI Telecommunications Corporation/WorldCom ("MCI") in exchange for shares of its Class A common stock. A total of 8,603,116 pre-split shares were issued, valued at approximately $1.12 billion, at the date of issuance. The original purchase price was reduced by approximately $45.6 million. The reduction consisted of $30 million as compensation to EchoStar in exchange for the elimination of a commitment by an affiliate of News Corporation to purchase a minimum of 500,000 set-top boxes from ETC, and approximately $15.6 million of commitments assumed by EchoStar related to the build-out of the digital broadcast center in Gilbert, Arizona. The primary assets acquired by EchoStar from News and MCI in the transaction are:

     - the rights to 28 DBS frequencies at the 110DEG. West Longitude ("WL") orbital location;
     - two DBS satellites ("EchoStar V" and "EchoStar VI") to be delivered in-orbit (including construction, launch and insurance costs), and currently expected to be launched in September 1999 and December 1999 or January 2000, respectively;
     - a recently-constructed digital broadcast operations center located in Gilbert, Arizona;
     - a worldwide license from NDS Limited to use certain technology in connection with the manufacture and distribution of set-top boxes intended for use with the services of certain network operators; and
     - a three-year retransmission consent agreement for the DISH Network to rebroadcast FOX Broadcasting Company's local station signals in those markets where FOX owns the local affiliate.

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

BASIC AND DILUTED LOSS PER SHARE

     As of June 30, 1998 and 1999, options to purchase approximately 3,370,000 and 7,128,000 shares of Class A common stock were outstanding, respectively. Common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Securities which are convertible into shares of Class A common stock (8% Series A Cumulative Preferred Stock and 6 3/4% Series C Cumulative Convertible Preferred Stock) also are excluded from the calculation of diluted loss per share as they are antidilutive. As of June 30, 1998 and 1999, approximately 12,772,000 and 8,949,968 shares of Class A common stock were issuable upon conversion of the 8% Series A Cumulative Preferred Stock and the 6 3/4% Series C Cumulative Convertible Preferred Stock, respectively.

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                   DECEMBER 31,     JUNE 30,
                                                                       1998          1999
                                                                   --------------------------
                                                                                  (Unaudited)
     DBS receiver components....................................     $27,050        $32,335
     EchoStar receiver systems..................................      45,025         30,113
     Consigned DBS receiver components..........................       6,073         12,931
     Finished goods - analog DTH equipment......................       2,656          3,617
     Spare parts and other......................................       1,085          1,365
     Reserve for excess and obsolete inventory..................      (5,181)        (4,905)
                                                                   --------------------------
                                                                     $76,708        $75,456
                                                                   --------------------------
                                                                   --------------------------

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                  DECEMBER 31,     JUNE 30,
                                                                      1998           1999
                                                                  --------------------------
                                                                                 (Unaudited)
         EchoStar I.......................................        $  201,607     $  201,607
         EchoStar II......................................           228,694        228,694
         EchoStar III.....................................           234,083        234,083
         EchoStar IV......................................           105,005        105,005
         Furniture, fixtures and equipment................           182,747        210,139
         Buildings and improvements.......................            60,867         57,933
         Land.............................................             6,563          6,564
         Tooling and other................................             5,552          5,614
         Vehicles.........................................             1,288          1,312
         Construction in progress.........................            18,329        514,161
                                                                  --------------------------
             Total property and equipment.................         1,044,735      1,565,112
         Accumulated depreciation.........................          (167,821)      (214,992)
                                                                  --------------------------
             Property and equipment, net..................        $  876,914     $1,350,120
                                                                  --------------------------
                                                                  --------------------------

         Construction in progress consists of the following (in thousands):

                                                                              DECEMBER 31,    JUNE 30,
                                                                                  1998          1999
                                                                              --------------------------
                                                                                             (Unaudited)
         Progress amounts for satellite construction, launch, and launch insurance:
              EchoStar V.................................................       $     -       $243,100
              EchoStar VI................................................             -        208,100
         Digital broadcast operations center.............................             -         47,000
         Other...........................................................        18,329         15,961
                                                                              --------------------------
                                                                                $18,329       $514,161
                                                                              --------------------------
                                                                              --------------------------

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


5.   ECHOSTAR IV

     As previously announced, the south solar array on EchoStar IV did not properly deploy subsequent to the launch on May 8, 1998. This anomaly resulted in a reduction of power available to operate the satellite and accelerated consumption of fuel. Available power will continue to decline over the next several years, resulting in continuing reductions in the number of available transponders. Approximately 16 transponders should be available for the entire life of the satellite. In addition, an unrelated anomaly discovered during the third quarter of 1998 resulted in the failure of six transponders during 1998. The satellite is equipped with a total of 44 transponders. In September 1998, EchoStar filed a $219.3 million insurance claim for a total constructive loss (as defined in the launch insurance policy) related to EchoStar IV. That claim is pending.

     During May 1999, EchoStar IV experienced anomalies affecting transponders, heating systems and the fuel system. In July 1999, prior to arriving at the 110DEG. WL orbital location, additional fuel system anomalies were confirmed. The recent anomalies have not caused material reductions in functionality to date. While there can be no assurance, we do not currently expect a material adverse impact on short or medium term satellite operations. It is not yet possible to conclude whether these anomalies will result in further reductions of satellite functionality or useful life in the future. We have not completed our assessment of the additional impairment, if any, to EchoStar IV, but we currently continue to believe that insurance proceeds will be sufficient to offset all write-downs of satellite assets that might ultimately be necessary because of lost functionality caused by anomalies and consequences of which we are currently aware. However, we can provide no assurance as to the ultimate amount that may be received from the insurance claim, or that coverage will be available. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

     As a result of the recent anomalies that EchoStar IV experienced, we have instructed our broker to notify our insurance carriers of additional occurrences under the terms of the EchoStar IV launch insurance policy. The EchoStar IV launch insurance policy provides for insurance of $219.3 million covering the period from launch of the satellite on May 8, 1998 through May 8, 1999. Due to the anomalies that EchoStar IV experienced and the pending claim for a total constructive loss, we did not obtain in-orbit insurance on EchoStar IV. Consequently, in the event we do not resolve our pending insurance claim to our satisfaction, EchoStar IV will not be insured if further losses occur in the future.

6.   ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):


                                                                      DECEMBER 31,         JUNE 30,
                                                                          1998               1999
                                                                      ------------------------------
                                                                                         (Unaudited)
     Interest....................................................       $ 24,918          $ 82,000
     Royalties and copyright fees................................         53,746            71,748
     Programming.................................................         35,472            52,846
     Marketing...................................................         33,463            51,160
     Other.......................................................         36,871            40,280
                                                                      ------------------------------
                                                                        $184,470          $298,034
                                                                      ------------------------------
                                                                      ------------------------------

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


7.   LONG-TERM DEBT

     On January 25, 1999, EchoStar DBS Corporation ("DBS Corp") sold
$375 million principal amount of 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and $1.625 billion principal amount of 9 3/8% Senior Notes due 2009 (the "Ten Year Notes," and together with the Seven Year Notes, the "Notes"). Concurrent with the closing of these offerings, EchoStar used approximately $1.658 billion of net proceeds received from the sale of the Notes to complete tender offers for the outstanding 12 7/8% Senior Secured Discount Notes due June 1, 2004 issued by Dish, Ltd. ("the 1994 Notes"), the 13 1/8% Senior Secured Discount Notes due 2004 issued by EchoStar Satellite Broadcasting Corporation ("the 1996 Notes") and the 12 1/2% Senior Secured Notes due 2002 issued by DBS Corp ("the 1997 Notes"). In February 1999, EchoStar used approximately $268 million of net proceeds received from the sale of the Notes to complete a tender offer related to the 12 1/8% Senior Preferred Exchange Notes due 2004, issued on January 4, 1999, in exchange for all of its issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock. Substantially all of the restrictive covenants contained in each of the respective indentures were removed upon closing of the tender offers. The consummation of the tender offers resulted in a one-time extraordinary charge to EchoStar's net income of $269 million (approximately $236 million of tender premiums and consent fees and approximately $33 million associated with the write-off of unamortized deferred financing costs and other transaction-related costs).

8.   PREFERRED STOCK

     SERIES A PREFERRED STOCK

     On February 8, 1999, EchoStar repurchased all outstanding shares of its Series A Preferred Stock at $52.611 per share (the average of the preceding 20 trading day pre-split closing price of EchoStar's Class A common stock). The total repurchase price was approximately $91 million, including accrued dividends of approximately $6 million. The carrying value of the Series A Preferred Stock, including accrued dividends, as of the date of repurchase was approximately $21 million. All of the shares of Series A Preferred Stock were owned by Charles W. Ergen, President and CEO of EchoStar, and James DeFranco, EchoStar's Executive Vice President.

     SERIES C PREFERRED STOCK

     As of June 30, 1999, 117,081 shares of EchoStar's 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") had been converted into approximately 480,332 shares of EchoStar's Class A common stock. Subsequently, approximately 1.1 million additional shares of Series C Preferred Stock were converted into approximately 4.7 shares of Class A common stock.

9.   COMMITMENTS AND CONTINGENCIES

THE NEWS CORPORATION LIMITED

     During February 1997, EchoStar and News Corporation announced an agreement pursuant to which, among other thing, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation that arose in 1997, EchoStar has a contingent fee arrangement with its attorneys, which provides for the attorneys to be paid a percentage of any net recovery obtained in its dispute with News Corporation. The attorneys have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. EchoStar intends to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability. If the attorneys and EchoStar are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved through arbitration or litigation. It is too early to determine the outcome of this fee dispute.

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


WIC PREMIUM TELEVISION LTD.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC and Echosphere Corporation, a wholly-owned subsidiary of EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of $175 million. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

BROADCAST NETWORK PROGRAMMING

     Section 119 of the Satellite Home Viewer Act authorizes EchoStar to provide satellite-delivered network channels to customers who qualify as "unserved households," defined in the Satellite Home Viewer Act as consumers who, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity, as defined by the FCC, of a primary network station affiliated with that network." Historically, EchoStar obtained distant broadcast network signals for distribution to its customers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributed network signals to certain of EchoStar's competitors in the satellite industry.

     The national networks and local affiliate stations recently challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed EchoStar that they considered EchoStar to be a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

     EchoStar ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network channels directly. EchoStar has also implemented Satellite Home Viewer Act Section 119 compliance procedures which materially restrict the market for the sale of network channels by EchoStar.

     On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. On November 5, 1998, the four major broadcast networks and their affiliate groups filed a complaint against EchoStar in federal court in Miami alleging, among other things, copyright

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


infringement. The plaintiffs in that action have also requested the issuance of a preliminary injunction against EchoStar. The case filed by EchoStar was subsequently transferred to the Florida courts.

     On February 24, 1999, CBS, NBC, Fox, and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV, Inc. ("DIRECTV") in Miami relating to the delivery of distant network channels to DIRECTV customers by satellite. On March 12, 1999, DIRECTV and the four networks announced that they had reached a settlement of that dispute. Under the terms of the settlement, DIRECTV customers predicted to receive a strong signal of Grade A intensity from their local stations will lose access to their satellite provided network channels by July 31, 1999, while DIRECTV customers predicted to receive a weaker, but allegedly adequate signal of Grade B intensity from their local stations will be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite delivered network programming other than EchoStar agreed to this cut off schedule.

     The Networks are currently pursuing a Motion for Preliminary Injunction in the Miami Court, asking that court to enjoin EchoStar from providing network programming except under very limited circumstances. In general, the networks want EchoStar to turn off programming to its customers on the same schedule agreed to by DIRECTV. EchoStar intends to vigorously contest the issuance of such an injunction. In the event of a decision adverse to EchoStar in this case, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result. Among other things, EchoStar could be required to terminate delivery of network signals to a material portion of its subscriber base. While the Networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. EchoStar has commenced sending letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decrease could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels EchoStar might otherwise be required to terminate.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations.

METEOROID EVENTS

     In November 1998 certain meteoroid events occurred as the earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). EchoStar believes that its DBS satellites did not incur any significant damage as a result of these events. Similar meteoroid events are expected to occur again in November 1999. These meteoroid events continue to pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. While the probability that EchoStar's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during the November 1999 meteoroid events. EchoStar is presently evaluating the potential effects that the November 1999 meteoroid events may have on its DBS satellites. While there can be no assurance, due to its significant satellite capacity, EchoStar is relatively well positioned to avoid any interruption of service due to any potential damage resulting from these meteoroid events.

                      ECHOSTAR COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


10.  SEGMENT REPORTING

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


                                                          ECHOSTAR
                                              DISH      TECHNOLOGIES   SATELLITE   ELIMINATIONS   CONSOLIDATED
                                             NETWORK    CORPORATION    SERVICES     AND OTHER        TOTAL
                                            ---------   ------------   ---------   ------------   ------------
SIX MONTHS ENDED JUNE 30, 1998
  Revenue..............................     $ 305,158     $141,247      $10,794      $  3,078      $ 460,277
  Net income (loss)....................       (75,195)      19,579        9,480       (49,467)       (95,603)

SIX MONTHS ENDED JUNE 30, 1999
  Revenue..............................     $ 593,988     $ 49,405      $23,158      $ (7,309)     $ 659,242
  Net income (loss) before
    extraordinary charges..............      (203,113)      (7,018)      12,183        18,487       (179,461)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995.   SUCH FORWARD-LOOKING STATEMENTS
INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: A TOTAL OR PARTIAL LOSS OF A SATELLITE DUE TO OPERATIONAL FAILURES, SPACE DEBRIS OR OTHERWISE; AN UNSUCCESSFUL LAUNCH OR DEPLOYMENT OF OUR FIFTH OR SIXTH SATELLITE, ECHOSTAR V AND ECHOSTAR VI, RESPECTIVELY; A DECREASE IN SALES OF DIGITAL EQUIPMENT AND RELATED SERVICES TO INTERNATIONAL DIRECT-TO-HOME OR DTH SERVICE PROVIDERS; A DECREASE IN DISH NETWORK SUBSCRIBER GROWTH; AN INCREASE IN SUBSCRIBER TURNOVER; AN INCREASE IN SUBSCRIBER ACQUISITION COSTS; IMPEDIMENTS TO THE RETRANSMISSION OF LOCAL OR DISTANT BROADCAST NETWORK SIGNALS WHICH COULD RESULT FROM PENDING LITIGATION OR LEGISLATION; LOWER THAN EXPECTED DEMAND FOR OUR DELIVERY OF LOCAL BROADCAST NETWORK SIGNALS; AN UNEXPECTED BUSINESS INTERRUPTION DUE TO THE FAILURE OF THIRD-PARTIES TO REMEDIATE YEAR 2000 ISSUES; OUR INABILITY TO RETAIN NECESSARY AUTHORIZATIONS FROM THE FCC; AN INCREASE IN COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE, OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; A CHANGE IN THE REGULATIONS GOVERNING THE SUBSCRIPTION TELEVISION SERVICE INDUSTRY; THE OUTCOME OF ANY LITIGATION IN WHICH WE MAY BE INVOLVED; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN AND SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998.

     REVENUE. Total revenue for the three months ended June 30, 1999 was $350 million, an increase of $104 million compared to total revenue for the three months ended June 30, 1998 of $246 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth, partially offset by a decrease in EchoStar Technologies Corporation's or ETC's DTH equipment sales and integration services revenue. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled $306 million for the three months ended June 30, 1999, an increase of $154 million or 102% compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the three months ended June 30, 1999 increased approximately 89% compared to the same period in 1998. As of June 30, 1999, we had approximately 2.6 million DISH Network subscribers compared to 1.4 million at June 30, 1998. Monthly revenue per subscriber approximated $42 and $39 during the three months ended June 30, 1999 and 1998, respectively. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     For the three months ended June 30, 1999, DTH equipment sales and integration services totaled $27 million, a decrease of $53 million compared to 1998. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by us to international DTH service operators. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. This decrease in DTH equipment sales and integration services revenue, which was expected, was primarily attributable to decreased shipments to the Spanish DTH service operator as a result of lower demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Substantially all of our ETC revenues have resulted from sales to two international DTH providers. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Due to the continued decrease in the sales price of digital set-top boxes and increasing competition, we expect that our DTH equipment and integration services revenue for the year ended December 31, 1999 may decline as much as 50% as compared to 1998. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     During July 1998, Telefonica, one of the two DTH service providers described above, announced its intention to merge with Sogecable (Canal Plus Satellite), one of its primary competitors. In October 1998, Telefonica announced that the merger negotiations had been suspended. Subsequently, negotiations between Telefonica and Canal Plus Satellite were resumed and again suspended. Currently, we do not expect that merger negotiations will resume. Although we have binding purchase orders from Telefonica for 1999 deliveries of DTH equipment, we cannot yet predict the impact, if any, eventual consummation of this often discussed merger might have on our future sales to Telefonica.

     Satellite services revenue totaled $10 million during the three months ended June 30, 1999, an increase of $4 million as compared to the same period during 1998. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue is expected to increase during the remainder of 1999 to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

     In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels we may otherwise be required to terminate.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $169 million during the three months ended June 30, 1999, an increase of $80 million or 89%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.
DISH Network operating expenses represented 55% and 59% of subscription television services revenue during the three months ended June 30, 1999 and 1998, respectively.

     Subscriber-related expenses totaled $133 million during the three months ended June 30, 1999, an increase of $64 million compared to the same period in 1998. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 43% of subscription television services revenues during the three months ended June 30, 1999 compared to 46% during the same period in 1998. The decrease in this expense to revenue ratio resulted from subscription television services revenue increasing at a greater rate than subscriber-related expenses, due to greater premium channel penetration and subscription price increases. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $25 million during the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

three months ended June 30, 1999, an increase of $11 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 8% of subscription television services revenue during the three months ended June 30, 1999, as compared to 9% during the same period in 1998. Although we do not expect customer service center and other expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $11 million during the three months ended June 30, 1999, a $6 million increase compared to the same period in 1998.
This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 4% of subscription television services revenue during the three months ended June 30, 1999 and 1998. We expect this expense to revenue ratio to decline to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales - DTH equipment and integration services totaled $19 million during the three months ended June 30, 1999, a decrease of $35 million compared to the same period in 1998. This decrease is consistent with the decrease in DTH equipment revenue. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators. Cost of sales - DTH equipment and integration services represented 69% and 67% of DTH equipment revenue, during the three months ended June 30, 1999 and 1998, respectively. We expect that cost of sales - DTH equipment and integration services may increase as a percentage of DTH equipment revenue in the future, due to price pressure resulting from increased competition from other providers of DTH equipment.

     MARKETING EXPENSES. Marketing expenses totaled $152 million during the three months ended June 30, 1999, an increase of $84 million or 125%, compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $9 million during each of the three months ended June 30, 1999 and 1998.

     During the three months ended June 30, 1999, our subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $151 million, or approximately $365 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended June 30, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $66 million, or approximately $280 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

     During the second quarter of 1999, we introduced the C-band bounty program, continued our PrimeStar bounty program and further enhanced our DISH Network One-Rate Plan. Our subscriber acquisition costs under these programs are significantly higher than those under our other marketing programs.
Under the enhanced DISH Network One-Rate Plan, consumers are eligible to receive a rebate that ranges from $100 up to $299 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 100 CD programming package plus additional channels. The amount of the monthly programming commitment determines the amount of the rebate. Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. Under the enhanced DISH Network One-Rate Plan, we presently expect the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

participation rate to remain at approximately 30% of new subscriber activations during the duration of the promotion. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may materially increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least September 1999.

     Under our bounty programs, current C-band and PrimeStar customers are eligible to receive a free base-level EchoStar receiver system, free installation and six months of our America's Top 40 programming (which retails for $19.99 per month) without charge. A subscriber must make a one-year commitment to subscribe to either our America's Top 40 or our America's Top 100 CD programming package and prove that they are a current C-band or PrimeStar customer to be eligible for this program.

     Based upon our current promotions we expect a modest increase in average subscriber acquisition costs during the remainder of 1999. However our subscriber acquisition costs, both in aggregate and on a per new subscriber activation basis, may materially increase to the extent that we expand our bounty programs or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $32 million during the three months ended June 30, 1999, an increase of $9 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 9% during the three months ended June 30, 1999 compared to 10% during the same period in 1998. Although we expect G&A expenses as a percentage of total revenue to remain near this level or decline modestly in future periods, this expense to revenue ratio could increase.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash deferred compensation. EBITDA was negative
$23 million during the three months ended June 30, 1999 compared to $3 million during the three months ended June 30, 1998. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $23 million for the three months ended June 30, 1999 compared to $8 million for the same period in 1998. This decline in EBITDA principally resulted from a decrease in DTH equipment revenue and an increase in subscriber promotion subsidies.
It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended June 30, 1999 does not include approximately $1.7 million of non-cash compensation resulting from appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses aggregated $26 million during the three months ended June 30, 1999, a $1 million increase compared to the same period in 1998, during which subscriber acquisition costs were amortized. Commencing October 1997, we instead expensed all of these costs at the time of sale. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998, partially offset by subscriber acquisition costs becoming fully amortized during the third quarter of 1998.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $25 million during the three months ended June 30, 1999, a decrease of $4 million compared to the same period in 1998. This decrease was primarily the result of a gain on the sale of investments, partially offset by a loss on disposal of assets and an increase in interest expense. In January 1999, we refinanced our outstanding 12 1/2% Senior Secured Notes due 2002 issued in June 1997, referred to herein as the 1997 notes; our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, referred to herein as the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

1994 notes; and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996, referred to herein as the 1996 notes, at more favorable interest rates and terms. In connection with the refinancing, we consummated an offering of 9 1/4% Senior Notes due 2006, referred to herein as the seven year notes, and 9 3/8% Senior Notes due 2009, referred to herein as the ten year notes. Although the seven and ten year notes have lower interest rates than the debt securities we repurchased, interest expense increased by approximately
$12 million because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

     REVENUE. Total revenue for the six months ended June 30, 1999 was $659 million, an increase of $199 million compared to total revenue for the six months ended June 30, 1998 of $460 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth and higher average revenue per subscriber.

     DISH Network subscription television services revenue totaled $567 million for the six months ended June 30, 1999, an increase of $287 million or 102% compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the six months ended June 30, 1999 increased approximately 88% compared to the same period in 1998.

     For the six months ended June 30, 1999, DTH equipment sales and integration services totaled $60 million, a decrease of $88 million compared to 1998. This expected decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition.

     Satellite services revenue totaled $18 million during the six months ended June 30, 1999, an increase of $8 million as compared to the same period during 1998. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $313 million during the six months ended June 30, 1999, an increase of $143 million or 84%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.
DISH Network operating expenses represented 55% and 61% of subscription television services revenue during the six months ended June 30, 1999 and 1998, respectively.

     Subscriber-related expenses totaled $243 million during the six months ended June 30, 1999, an increase of $110 million compared to the same period in 1998. Such expenses represented 43% of subscription television services revenues during the six months ended June 30, 1999 compared to 48% during the same period in 1998. The decrease in this expense to revenue ratio resulted from subscription television services revenue increasing at a greater rate than subscriber-related expenses, due to greater premium channel penetration and subscription price increases. Although we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near this level in future periods, this expense to revenue ratio could increase.

     Customer service center and other expenses totaled $49 million during the six months ended June 30, 1999, an increase of $23 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% of subscription television services revenue during each of the six months ended June 30, 1999 and 1998.

     Satellite and transmission expenses totaled $20 million during the six months ended June 30, 1999, a $9 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses represented 4% of subscription television services revenue during the six months ended
June 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales - DTH equipment and integration services totaled $42 million during the six months ended June 30, 1999, a decrease of $59 million compared to the same period in 1998. This decrease is consistent with the decrease in DTH equipment revenue. Cost of sales - DTH equipment and integration services represented 70% of DTH equipment revenue during the six months ended June 30, 1999 as compared to 69% during the same period in 1998.

     MARKETING EXPENSES. Marketing expenses totaled $291 million during the six months ended June 30, 1999, an increase of $171 million or 143%, compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Advertising and other expenses totaled $21 million during the six months ended June 30, 1999, an increase of $3 million over the same period in 1998.

     During the six months ended June 30, 1999, our subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $293 million. Comparatively, our subscriber acquisition costs during the six months ended June 30, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $102 million. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $62 million during the six months ended June 30, 1999, an increase of $19 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue totaled 9% during each of the six months ended June 30, 1999 and 1998.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and other non-cash deferred compensation. EBITDA was negative $54 million and $222,000, during the six months ended June 30, 1999 and 1998, respectively. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $54 million for the six months ended June 30, 1999 compared to $17 million for the same period in 1998. This decline in EBITDA principally resulted from a decrease in DTH equipment revenue and an increase in subscriber promotion subsidies. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the six months ended June 30, 1999 does not include approximately $1.7 million of non-cash compensation resulting from appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses aggregated $51 million during the six months ended June 30, 1999, a $3 million decrease compared to the same period in 1998, during which subscriber acquisition costs were amortized. The decrease in depreciation and amortization expenses principally resulted from subscriber acquisition costs becoming fully amortized during the third quarter of 1998, offset by an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $73 million during the six months ended June 30, 1999, an increase of $15 million as compared to the same period in 1998. The increase in other expense resulted primarily from an increase in interest expense associated with our seven and ten year notes, partially offset by a gain on the sale of the investments.

LIQUIDITY AND CAPITAL RESOURCES

CASH SOURCES

     On January 25, 1999 we sold $375 million principal amount of the seven year notes and $1.625 billion principal amount of the ten year notes, together referred to as the notes. Concurrent with the closing of these offerings,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

     As of June 30, 1999, our unrestricted cash, cash equivalents and marketable investment securities totaled $385 million compared to $324 million as of December 31, 1998. For the six months ended June 30, 1999 and 1998, we reported net cash flows from operating activities of $72 million and $19 million, respectively.

SUBSCRIBER TURNOVER

     Our subscriber turnover, or churn, continues to be in line with our current internal benchmark of 1.25%, notwithstanding expected seasonal increases experienced during the spring and summer. While we expect to be able to continue to manage churn in line with our internal benchmark for the remainder of this year, we can provide no assurance that churn will not increase. Further, our benchmark could increase in the future as our subscriber base, and the industry generally, mature.

SUBSCRIBER ACQUISITION COSTS

     As previously described, we subsidize the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. During the six months ended
June 30, 1999, our aggregate subscriber acquisition costs, which include subscriber promotion subsidies and acquisition marketing expenses, approximated $360 per new subscriber activation. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we continue or expand our bounty programs or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons.
Funds necessary to meet these subscriber acquisition costs will be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional capital in the future to meet these requirements. There can be no assurance that additional financing will be available on acceptable terms, or at all.

OBLIGATIONS

     Interest accrues at the rate of 9 1/4% and 9 3/8% on the seven and ten year notes, respectively. Interest on the seven and ten year notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999. Although the seven and ten year notes have lower interest rates than the debt securities we repurchased, reported interest expense will increase because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

FUTURE CAPITAL REQUIREMENTS

     As of June 30, 1999, we had approximately $2.0 billion of outstanding long-term debt, which includes $2.6 million of 1994 notes, 1996 notes, 1997 notes, and Senior Exchange notes which remain outstanding. We are required to retire these remaining notes when they mature, and the indentures governing the 1994, 1996 and 1997 notes will remain outstanding (although substantially all of the restrictive covenants have been eliminated) until each series of notes has been retired in full. Additionally, beginning in August 1999, we will have semi-annual cash debt service requirements of approximately $94 million related to the seven and ten year notes. There are no scheduled principal payment or sinking fund requirements prior to maturity of these notes.

     We utilized $91 million of satellite vendor financing for our first four satellites. As of June 30, 1999, approximately $49 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     During the remainder of 1999, we anticipate total capital expenditures of approximately $50 million. This amount includes approximately $14 million for capital expenditures related to digital encoders required by the Cheyenne digital broadcast center to accommodate expansion to approximately 500 video and audio channels, as a result of the consummation of the 110 acquisition. In addition, we expect to expend over $100 million, and perhaps more than $125 million, primarily during 2000, in one-time expenses associated with repositioning subscriber satellite dishes toward the 110DEG. West Longitude orbital location.

     As a result of the anomalies experienced by EchoStar IV and in order to fully exploit certain of our remaining FCC-allocated DBS frequencies, we intend to deploy one or more additional DBS satellites. Upon consummation of the 110 acquisition we acquired two additional DBS satellites, EchoStar V and EchoStar VI. However, there can be no assurance that EchoStar V and EchoStar VI will be launched and deployed successfully. We are also evaluating other contingency plans. There can be no assurance that net insurance proceeds will be sufficient to fully cover the costs to deploy replacement DBS satellites.

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

     The amount of capital required to fund the remainder of our 1999 working capital and capital expenditure needs will vary, dependent upon the growth rate of the Dish Network, our subscriber acquisition costs, and our ability to expand our other business units. During the first half of 1999, subscriber growth exceeded our expectations. To the extent the subscriber growth rate continues to exceed our expectations, it may be necessary for us to raise additional capital to fund increased working capital requirements. In addition, our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or general economic downturn, among other factors.

     We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances, and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent, among other things, upon our ability to continue to rapidly expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our ETC and Satellite Services businesses. If cash generated from our operations is not sufficient to meet our debt service requirements or other obligations, we would be required to obtain cash from other financing sources. There can be no assurance that such financing would be available on terms acceptable to us, or if available, that the proceeds of such financing would be sufficient to enable us to meet all of our obligations.

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

INTERNAL FINANCIAL AND ADMINISTRATIVE SYSTEMS

     With respect to our internal financial and administrative systems, we have completed the inventory phase of the Year 2000 readiness plan by identifying all systems with potential Year 2000 problems. We have also completed the process of assessing these systems by communicating with our outside software and hardware vendors and reviewing their certifications of Year 2000 readiness, as well as reviewing internal custom programming codes.

     Upon completion of the assessment phase, we began the remediation and validation/testing phases. During the remediation phase, we will attempt to correct all problems detected while performing the assessment phase. During the validation/testing phase, we will create a parallel environment of all internal and administrative systems. We will run tests on the parallel environment to assess its reaction to changes in dates and times relating to the Year 2000 issue. We currently expect the remediation and validation/ testing phases to be complete by the end of August 1999, for most of our corporate systems.

     Once all known problems are corrected within the parallel environment, we will make changes to the actual operating environment of our internal financial and administrative systems during the implementation phase. We currently expect to complete the implementation phase by mid October 1999. While we presently believe that our internal financial and administrative systems are Year 2000 ready, we will not be able to certify our Year 2000 readiness until the successful completion of the implementation phase. As new or enhanced technology and software are integrated into our financial and administrative systems we will perform additional testing to attempt to ensure continued Year 2000 readiness.

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

     In addition to the practical testing performed above, we have completed an independent inventory and assessment of the systems at our digital broadcast center and have substantially completed the remediation phase of our Year 2000 readiness plan. We will continue to perform validation and testing of communications within our digital broadcast center and expect to complete this testing during the third quarter of 1999. The validation and testing of our digital broadcast center is not expected to cause interruption of programming to DISH Network subscribers.

     During the assessment of our DBS satellites, we determined that our satellites do not operate under a calendar-driven system. Therefore, we do not expect changes in dates and times to affect the operation of our DBS satellites.

     We are currently working with the vendor of our third-party billing system to attempt to ensure its Year 2000 readiness. This vendor has indicated it has substantially completed all testing and remediation activities on its core systems and is currently testing its custom interfaces. The vendor has indicated it believes it is currently Year 2000 ready, however we can not provide any assurance in this regard.

THIRD-PARTY SYSTEMS

     We also are currently assessing our vulnerability to unexpected business interruptions due to the failure of third-parties to remediate Year 2000 readiness issues associated with products or services on which our business relies. In connection with this assessment, we sent letters to third-party business partners, suppliers and vendors which we deemed significant requesting that they certify their Year 2000 readiness. To date, we have received responses from approximately 75% of these vendors. We are presently in the process of contacting our critical suppliers and vendors who have either not responded or have not responded adequately to our requests for proof of certification and will continue to follow-up on unresolved issues thereafter. There can be no assurance that third-parties who have responded, or will respond, to our request regarding Year 2000 readiness have responded, or will respond, accurately or satisfactorily, or that anticipated Year 2000 actions set forth in their responses will be properly conducted.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

THE NEWS CORPORATION LIMITED

     During February 1997, our parent company and News Corporation announced an agreement pursuant to which, among other thing, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of our parent company. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation that arose in 1997, our parent company has a contingent fee arrangement with its attorneys, which provides for the attorneys to be paid a percentage of any net recovery obtained in its dispute with News Corporation. The attorneys have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. Our parent company intends to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability. If the attorneys and our parent company are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved through arbitration or litigation. It is too early to determine the outcome of this fee dispute.

WIC PREMIUM TELEVISION LTD.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, or ECC, and two of our wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC and Echosphere Corporation, our wholly-owned subsidiary. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of $175 million. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

BROADCAST NETWORK PROGRAMMING

     Section 119 of the Satellite Home Viewer Act authorizes us to provide satellite-delivered network channels to customers who qualify as "unserved households," defined in the Satellite Home Viewer Act as consumers who, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity, as defined by the FCC, of a primary network station affiliated with that network." Historically, we obtained distant broadcast network signals for distribution to our customers through PrimeTime 24, Joint Venture. PrimeTime 24 also distributed network signals to certain of our competitors in the satellite industry.

     The national networks and local affiliate stations recently challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed us that they

                          PART II - OTHER INFORMATION

considered us a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

     We ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network channels directly. We have also implemented Satellite Home Viewer Act Section 119 compliance procedures which materially restrict the market for the sale of network channels by us.

     On October 19, 1998, we filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. We asked the court to enter a judgment declaring that our method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. On November 5, 1998, the four major broadcast networks and their affiliate groups filed a complaint against us in federal court in Miami alleging, among other things, copyright infringement. The plaintiffs in that action have also requested the issuance of a preliminary injunction against us. The case filed by us was subsequently transferred to the Florida courts.

     On February 24, 1999, CBS, NBC, Fox, and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV, Inc. in Miami relating to the delivery of distant network channels to DIRECTV customers by satellite. On March 12, 1999, DIRECTV and the four networks announced that they had reached a settlement of that dispute. Under the terms of the settlement, DIRECTV customers predicted to receive a strong signal of Grade A intensity from their local stations will lose access to their satellite provided network channels by July 31, 1999, while DIRECTV customers predicted to receive a weaker, but allegedly adequate signal of Grade B intensity from their local stations will be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite delivered network programming other than us agreed to this cut off schedule.

     The Networks are currently pursuing a Motion for Preliminary Injunction in the Miami Court, asking that court to enjoin us from providing network programming except under very limited circumstances. In general, the networks want us to turn off programming to our customers on the same schedule agreed to by DIRECTV. We intend to vigorously contest the issuance of such an injunction. In the event of a decision adverse to us in this case, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by us could result. Among other things, we could be required to terminate delivery of network signals to a material portion of our subscriber base. While the Networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. We have commenced sending letters to some of our subscribers warning that their access to distant broadcast network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decrease could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels we might otherwise be required to terminate.

ENVIRONMENTAL PROTECTION AGENCY

     In connection with a recent expansion of our digital broadcast center in Cheyenne, Wyoming, two additional underground storage tanks were installed by a contractor. The underground storage tanks were properly installed and are being operated in accordance with Environmental Protection Agency regulations. However, the EPA has alleged that the State of Wyoming was not timely advised of the installation of those tanks, and that a certificate of compliance was not timely filed following installation. As a result, during May 1999, we received notice that the EPA filed a complaint against us and has proposed to assess a civil penalty of $9,500. In accordance with our construction contract for the digital broadcast center, the general contractor has agreed to defend and indemnify us and to hold us harmless for any costs involved with resolving the complaint.

                          PART II - OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted upon at the annual meeting of shareholders of EchoStar Communications Corporation held on April 16, 1999:

     a. The election of Charles W. Ergen, James DeFranco, David K. Moskowitz, Raymond L. Friedlob and O. Nolan Daines as directors to serve until the 2000 annual meeting of shareholders,
     b. The issuance of shares of EchoStar's Class A Common Stock as consideration for the 110 acquisition,
     c. Amendment of EchoStar's Amended and Restated Articles of Incorporation to clarify certain voting provisions,
     d.  Approval of the Company's 1999 Stock Incentive Plan, and
     e. The ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company for the year ending December 31, 1999.

     All matters voted on at the annual meeting were approved. The voting results were as follows:


                                                                                    Votes
                                                                   ------------------------------------
                        Proposal                                       For         Against     Withheld
                        --------                                   -----------    ---------    --------
ELECTION AS DIRECTOR:
  Charles W. Ergen                                                 309,956,447            -    164,919
  James DeFranco                                                   309,956,482            -    164,884
  David K. Moskowitz                                               309,956,352            -    165,014
  Raymond L. Friedlob                                              309,955,509            -    165,857
  O. Nolan Daines                                                  309,956,362            -    165,004

THE ISSUANCE OF SHARES OF ECHOSTAR'S CLASS A COMMON STOCK AS
  CONSIDERATION FOR THE 110 ACQUISITION.                           306,946,895        5,263      4,550

AMENDMENT OF ECHOSTAR'S AMENDED AND RESTATED ARTICLES OF
  INCORPORATION TO CLARIFY CERTAIN VOTING PROVISIONS.              304,282,585    2,589,016     85,105

APPROVAL OF THE COMPANY'S 1999 STOCK INCENTIVE PLAN                302,093,016    4,773,788     89,900

RATIFICATION OF THE APPOINTMENT OF ARTHUR ANDERSEN LLP AS
  INDEPENDENT AUDITORS FOR THE COMPANY FOR THE YEAR ENDING
  DECEMBER 31, 1999                                                310,034,165        9,787     77,414


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     27+   Financial Data Schedule.
______________________________________

       +   Filed herewith.

(b)  REPORTS ON FORM 8-K.

     On May 26, 1999, we filed a Current Report on Form 8-K to report that on May 25, 1999 we announced a 2-for-1 split of our common stock, which was approved by our Board of Directors. Effective July 19, 1999, stockholders of record at the close of business on July 1, 1999 are entitled to one additional share of common stock for each share they own on the record date.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              ECHOSTAR COMMUNICATIONS CORPORATION


              By: /s/ DAVID K. MOSKOWITZ
                  --------------------------------------------------------------
                  David K. Moskowitz
                  Senior Vice President, General Counsel, Secretary and Director (DULY AUTHORIZED OFFICER)


              By: /s/ STEVEN B. SCHAVER
                  --------------------------------------------------------------
                  Steven B. Schaver
                  Chief Financial Officer
                  (PRINCIPAL FINANCIAL OFFICER)


Date: August 9, 1999