Form 10-Q
period 1999-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 1999-11-02
CIK 1001082

_____________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of October 28, 1999, the Registrant's outstanding common stock consisted of 108,628,192 shares of Class A Common Stock and 119,217,604 Shares of Class B Common Stock.

_____________________________________________________________________________

                             TABLE OF CONTENTS


                      PART I   FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
            December 31, 1998 and September 30, 1999
            (Unaudited)..........................................      1

           Condensed Consolidated Statements of Operations
            for the three and nine months ended
            September 30, 1998 and 1999 (Unaudited)..............      2

           Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1998
            and 1999 (Unaudited).................................      3

           Notes to Condensed Consolidated Financial
            Statements (Unaudited)...............................      4

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........    13

Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk...........................................  None


                         PART II   OTHER INFORMATION

Item 1.    Legal Proceedings......................................    24

Item 2.    Changes in Securities and Use of Proceeds..............    26

Item 3.    Defaults Upon Senior Securities........................  None

Item 4.    Submission of Matters to a Vote of Security Holders....  None

Item 5.    Other Information......................................  None

Item 6.    Exhibits and Reports on Form 8-K.......................    26



                         ECHOSTAR COMMUNICATIONS CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                           December 31,      September 30,
                                                 1998              1999
                                          ___________________________________
Assets                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents..............   $ 106,547           $ 118,771
  Marketable investment securities.......     217,553              79,978
  Trade accounts receivable, net of
   allowance for uncollectible accounts
   of $2,996 and $2,627, respectively....     107,233             154,747
  Insurance receivable...................        -                106,000
  Inventories............................      76,708              90,421
  Other current assets...................      29,804              44,457
                                            ______________________________
Total current assets.....................     537,845             594,374
Restricted Assets:
  Insurance receivable...................     106,000                -
  Interest and satellite escrows and
   other restricted cash and marketable
   investment securities.................      77,657                -
  Restricted cash and marketable
   investment securities.................        -                  2,928
                                            _______________________________
Total restricted assets..................     183,657               2,928
Property and equipment, net..............     876,914           1,356,673
FCC authorizations, net..................     103,434             725,598
Other noncurrent assets..................     105,002             128,384
                                            ______________________________
       Total assets......................  $1,806,852          $2,807,957
                                            ==============================

Liabilities and Stockholders' Equity
 (Deficit)
Current Liabilities:
  Trade accounts payable.................    $90,646             $145,705
  Deferred revenue.......................    132,982              160,746
  Accrued expenses.......................    184,470              279,362
  Current portion of long-term debt......     22,679               21,832
                                            _______________________________
Total current liabilities................    430,777              607,645

Long-term obligations, net of
 current portion:
  1994 Notes.............................    571,674                1,503
  1996 Notes.............................    497,955                1,097
  1997 Notes.............................    375,000                   15
  Seven Year Notes.......................       -                 375,000
  Ten Year Notes.........................       -               1,625,000
  Mortgages and other notes payable,
   net of current portion................     43,450               30,211
  Long-term deferred satellite services
   revenue and other long-term
   liabilities...........................     33,498               58,476
                                            _______________________________
Total long-term obligations, net of
 current portion.........................  1,521,577            2,091,302

                                            ______________________________
       Total liabilities.................  1,952,354            2,698,947

12 1/8% Series B Senior Redeemable
 Exchangeable Preferred Stock, $.01 par
 value, 900,000 shares authorized;
 225,301 and no shares issued and
 outstanding, respectively...............    226,038                 -

Commitments and Contingencies (Note 9)

Stockholders' Equity (Deficit):
Preferred Stock, 20,000,000 shares
 authorized (inclusive of  900,000 shares
 designated as Series B Preferred Stock):
  8% Series A Cumulative Preferred Stock,
   1,616,681 and no shares issued and
   outstanding, respectively, including
   cumulative accrued dividends of $5,755
   and none, respectively................     20,807                 -
  6 3/4% Series C Cumulative Convertible
   Preferred Stock, 2,300,000 and
   1,042,057 shares issued and outstanding,
   respectively..........................    108,666               51,429
  Class A Common Stock, $.01 par value,
   800,000,000 shares authorized,
   61,269,520 and 108,598,354 shares
   issued and outstanding, respectively..        613                1,086
  Class B Common Stock, $.01 par value,
   400,000,000 shares authorized,
   119,217,604 shares issued and
   outstanding...........................      1,192                1,192
  Class C Common Stock, $.01 par value,
   400,000,000 shares authorized, none
   outstanding...........................       -                    -
  Common Stock Warrants..................         12                   12
  Additional paid-in capital.............    230,263            1,438,202
  Accumulated deficit....................   (733,093)          (1,382,911)
                                           _________________________________
Total stockholders' equity (deficit).....   (371,540)             109,010
                                           _________________________________
       Total liabilities and
        stockholders' equity (deficit)... $1,806,852           $2,807,957
                                          ===============================

       See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share amounts)

                                    (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                        September 30,        September 30,
                                    ___________________    __________________
                                     1998       1999        1998       1999
                                    ___________________    __________________
Revenue:
  DISH Network:
   Subscription television
    services......................  $179,472   $356,439   $459,540  $923,263
   Other..........................     1,861      1,866     12,004     6,290
                                    ____________________   __________________
  Total DISH Network..............   181,333    358,305    471,544   929,553
  DTH equipment sales and
   integration services...........    44,191     48,809    192,030   108,551
  Satellite services..............     5,485     13,386     15,854    31,127
  C-band and other................     4,398      6,996     16,256    17,507
                                    ____________________   __________________
Total revenue.....................   235,407    427,496    695,684 1,086,738

Costs and Expenses:
  DISH Network Operating Expenses:
   Subscriber-related expenses....    77,520    156,663    210,717   399,529
   Customer service center
    and other.....................    19,539     31,778     45,654    81,153
   Satellite and transmission.....     7,080     10,547     17,792    30,852
                                    ____________________   __________________
  Total DISH Network operating
   expenses.......................   104,139    198,988    274,163   511,434
  Cost of sales   DTH equipment
   and integration services.......    28,887     34,405    130,289    75,927
  Cost of sales   C-band and
   other..........................     3,331      4,435     12,555    11,878
Marketing:
   Subscriber promotion
    subsidies.....................    57,629    180,891    159,799   451,464
   Advertising and other..........     8,114     19,742     25,706    40,398
                                   ____________________    __________________
  Total marketing expenses........    65,743    200,633    185,505   491,862
  General and administrative......    24,797     40,649     67,979   102,822
  Amortization of subscriber
   acquisition costs..............     1,964        -       18,869      -
  Depreciation and amortization...    21,896     27,841     59,083    78,841
                                   ____________________    __________________
Total costs and expenses..........   250,757    506,951    748,443 1,272,864
                                   ____________________    __________________
Operating loss....................   (15,350)   (79,455)   (52,759) (186,126)

Other Income (Expense):
  Interest income.................     7,436      4,913     24,268    17,855
  Interest expense, net of
   amounts capitalized............   (44,232)   (48,224)  (118,152) (149,532)
  Other...........................        97     (1,614)      (726)   14,050

                                   ____________________    _________________
Total other income (expense)......   (36,699)(44,925)      (94,610) (117,627)
                                   ____________________    _________________
Loss before income taxes..........   (52,049)(124,380)    (147,369) (303,753)
Income tax provision, net.........        78      (21)        (205)     (109)
                                   ___________________     __________________
Net loss before extraordinary
 charges..........................   (51,971)(124,401)    (147,574) (303,862)
Extraordinary charge for early
 retirement of debt, net of tax...       -        -            -    (268,999)
                                   ___________________    ___________________
Net loss..........................   (51,971)(124,401)    (147,574) (572,861)

8% Series A Cumulative Preferred
 Stock dividends..................      (301)     -           (903)     (124)
12 1/8% Series B Senior Redeemable
 Exchangeable Preferred Stock
 dividends payable in-kind........    (6,816)     -        (19,852)     (241)
Accretion of 6 3/4% Series C
 Cumulative Convertible
 Preferred Stock..................    (1,792)  (1,942)      (5,274)   (5,661)
                                    ___________________    __________________
Numerator for basic and diluted
 loss per share - loss
 attributable to common
 shareholders.....................  $(60,880) $(126,343) $(173,603)$(578,887)
                                    ====================   ==================
Denominator for basic and
 diluted loss per share -
 weighted-average common
 shares outstanding...............   180,052    227,703    179,684   201,292
                                    ====================   ==================
Net loss per common share:
  Basic and diluted loss per share
   before extraordinary charge....   $ (0.34)   $ (0.55)   $ (0.97)  $ (1.54)
  Extraordinary charge............       -        -            -       (1.34)
                                    _____________________   _________________
  Basic and diluted net loss......   $ (0.34)   $ (0.55)   $ (0.97)  $ (2.88)
                                    =====================   =================

       See accompanying Notes to Condensed Consolidated Financial Statements.

                      ECHOSTAR COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)


                                            Nine Months Ended September 30,
                                            ______________________________
                                              1998                  1999
                                            ________________________________
Cash Flows From Operating Activities:
Net loss................................    $(147,574)          $ (572,861)
Adjustments to reconcile net loss to
 net cash flows from operating
 activities:
   Extraordinary charge for early
    retirement of debt..................        -                  268,999
   Loss on disposal of assets...........        -                    9,770
   Non-cash deferred compensation.......        -                    5,983
   Depreciation and amortization........       59,083               78,841
   Amortization of subscriber
    acquisition costs...................       18,869                  -
   Amortization of debt discount and
    deferred financing costs............       89,455               12,684
   Change in reserve for excess and
    obsolete inventory..................          374                 (302)
   Change in long-term deferred
    satellite services revenue and
    other long-term liabilities.........        8,453               24,978
   Other, net...........................        2,264                3,860
   Changes in current assets and
    current liabilities, net............      (47,038)             101,442
                                             _______________________________
Net cash flows from operating
 activities.............................      (16,114)             (66,606)

Cash Flows From Investing Activities:
Purchases of marketable investment
 securities.............................     (382,083)            (245,913)
Sales of marketable investment
 securities.............................      503,851              383,488
Purchases of restricted marketable
 investment securities..................         -                  (2,928)
Funds released from escrow and
 restricted cash and marketable
 investment securities..................      116,468               77,657
Investment earnings placed in escrow....       (5,269)                -
Purchases of property and equipment.....     (141,426)             (65,269)
Investment in Eldon Technology
 Limited................................         -                  (6,041)
Other...................................       (2,262)              (3,565)
                                             _______________________________
Net cash flows from investing
 activities.............................       89,279              137,429

Cash Flows From Financing Activities:
Proceeds from issuance of Seven
 Year Notes.............................         -                 375,000
Proceeds from issuance of Ten
 Year Notes.............................         -               1,625,000
Debt issuance costs and prepayment
 premiums...............................         -                (273,987)
Retirement of 1994 Notes................         -                (575,674)
Retirement of 1996 Notes................         -                (501,350)
Retirement of 1997 Notes................         -                (378,110)
Retirement of Senior Exchange Notes.....         -                (228,528)
Redemption of Series A Preferred
 Stock..................................         -                 (90,934)
Repayments of mortgage indebtedness
 and notes payable......................      (12,069)             (17,019)
Net proceeds from Class A common stock
 options exercised......................        1,294                5,499
Net proceeds from Class A common stock
 issued for Employee Stock Purchase
 Plan and proceeds from 6 3/4% Series
 C Cumulative Convertible Preferred
 Stock deposit account..................          258                1,504
                                             ________________________________
Net cash flows from financing
 activities.............................      (10,517)             (58,599)
                                             ________________________________

Net increase in cash and cash
 equivalents............................       62,648               12,224
Cash and cash equivalents, beginning
 of period..............................      145,207              106,547
                                             ________________________________
Cash and cash equivalents, end of
 period.................................    $ 207,855            $ 118,771
                                             ================================
Supplemental Disclosure of Cash
 Flow Information:
   Capitalized interest.................     $ 21,619            $
   Satellite vendor financing...........       12,950                 -
   Other notes payable..................         -                   2,928
   8% Series A Cumulative Preferred
    Stock dividends.....................          903                  124
   12 1/8% Series B Senior Redeemable
    Exchangeable Preferred Stock
    dividends payable in-kind...........       19,852                  241
   Accretion of 6 3/4% Series C
    Cumulative Convertible
    Preferred Stock.....................        5,274                5,661
   Assets acquired from News Corporation
    and MCI:
      FCC licenses and other............         -                 626,120
      Satellites........................         -                 451,200
      Digital broadcast operations
       center...........................         -                  47,000
      Common stock issued to News
       Corporation and MCI..............         -               1,124,320


See accompanying Notes to Condensed Consolidated Financial Statements.

                   ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Organization and Business Activities

Principal Business

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include three interrelated business units:

     *  The DISH Network   a direct broadcast satellite ("DBS") subscription
        television service in the United States. As of September 30, 1999, EchoStar had approximately 3.0 million DISH Network subscribers.

     *  EchoStar Technologies Corporation ("ETC")   engaged in the design,
        distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

     *  Satellite Services   engaged in the delivery of video, audio and data
        services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," "EchoStar IV," and "EchoStar V"), digital satellite receivers, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Recent Developments

     On each of July 19, 1999 and October 25, 1999, EchoStar completed a two-for-one split of its outstanding Class A and Class B common stock. An amount equal to the par value of the common shares issued for the July and October stock splits was transferred from additional paid-in capital to Class A common stock and Class B common stock. Accordingly, all share and per share amounts have been restated herein to reflect these stock splits.

     On February 2, 1999, EchoStar consummated the acquisition of privately-held Media4, Inc., ("Media4"), an Atlanta-based supplier of broadband satellite networking equipment for personal computers. In connection with the acquisition, EchoStar issued approximately 680,000 shares of its Class A common stock valued, at the date of issuance, at approximately $10 million for 100% of the outstanding stock of Media4. The acquisition of Media4 was accounted for as a purchase transaction.

                   ECHOSTAR COMMUNICATIONS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                (Unaudited)

     On June 24, 1999, EchoStar acquired certain high-power DBS assets from The News Corporation Limited ("News Corporation") and MCI Telecommunications Corporation/WorldCom ("MCI") in exchange for shares of its Class A common stock. A total of 34,412,464 shares were issued, valued at approximately $1.12 billion, at the date of issuance. The original purchase price was reduced by approximately $45.6 million. The reduction consisted of $30 million as compensation to EchoStar in exchange for the elimination of a commitment by an affiliate of News Corporation to purchase a minimum of 500,000 set-top boxes from ETC, and approximately $15.6 million of commitments assumed by EchoStar related to the build-out of a digital broadcast center in Gilbert, Arizona. The primary assets acquired by EchoStar from News and MCI in the transaction are:

     * the rights to 28 DBS frequencies at the 110 degree West Longitude ("WL")orbital location;
     * two DBS satellites ("EchoStar V" and "EchoStar VI") to be delivered in-orbit (including construction, launch and insurance costs); EchoStar V was launched from Cape Canaveral, Florida on September 23, 1999 and EchoStar VI is currently expected to be launched in the second quarter of 2000;
     * a recently-constructed digital broadcast operations center located in Gilbert, Arizona;
     * a worldwide license from NDS Limited to use certain technology in connection with the manufacture and distribution of set-top boxes intended for use with the services of certain network operators; and
     * a three-year retransmission consent agreement for the DISH Network to rebroadcast FOX Broadcasting Company's local station signals in those markets where FOX owns the local affiliate.

     On August 27, 1999, EchoStar announced the acquisition of privately-held Eldon Technology Limited, ("Eldon") by one of its wholly-owned subsidiaries. Eldon is a digital electronics design firm based in the U.K. EchoStar acquired 100% of the outstanding stock of Eldon for approximately $9 million. In connection with the acquisition, EchoStar paid approximately $6 million in cash upon the close of the transaction and placed the remaining $3 million, to be paid over the next three years, in escrow. The acquisition of Eldon was accounted for as a purchase transaction.

     EchoStar V was successfully launched on September 23, 1999, from Cape Canaveral, Florida and has reached its final orbit at 110 degree WL. The solar panels were successfully deployed a few hours after launch and the communication antennas were successfully deployed, as expected. During in-orbit testing of EchoStar V, minor anomalies have been detected which are not expected to affect service. Assuming successful completion of final in-orbit testing, EchoStar V is expected to commence commercial service during November 1999.

2.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Basic and Diluted Loss Per Share

     As of September 30, 1998 and 1999, options to purchase approximately 6,220,000 and 6,357,000 shares of Class A common stock were outstanding, respectively. Common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Securities which are convertible into shares of Class A common stock (8% Series A Cumulative Preferred Stock and 6 3/4% Series C Cumulative Convertible Preferred Stock) also are excluded from the calculation of diluted loss per share as they are antidilutive. Approximately 25,328,000 and 8,551,000 shares of Class A common stock were issuable upon conversion of the 8% Series A Cumulative Preferred Stock and the 6 3/4% Series C Cumulative Convertible Preferred Stock as of September 30, 1998 and 1999, respectively.

3.   Inventories

           Inventories consist of the
             following (in thousands):

                                            December 31,      September 30,
                                                  1998                1999
                                           __________________________________
                                                                (Unaudited)
           Finished goods - DBS...........    $ 44,936           $ 40,247
           Raw materials..................       8,473             22,673
           Finished goods - reconditioned
            and other.....................      18,406             18,697
           Consignment....................       7,654              9,019
           Work-in-process................       2,420              4,664
           Reserve for excess and
            obsolete inventory............      (5,181)            (4,879)
                                             ______________________________
                                              $ 76,708           $ 90,421
                                             ==============================

               ECHOSTAR COMMUNICATIONS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                (Unaudited)


4.  Property and Equipment

           Property and equipment consist
             of the following (in thousands):

                                            December 31,      September 30,
                                                   1998              1999
                                            _______________________________
                                                                (Unaudited)
           EchoStar I......................    $ 201,607         $ 201,607
           EchoStar II.....................      228,694           228,694
           EchoStar III....................      234,083           234,083
           EchoStar IV.....................      105,005           105,005
           Furniture, fixtures and
            equipment......................      182,747           216,761
           Buildings and improvements......       60,867            59,554
           Land............................        6,563             6,564
           Tooling and other...............        5,552             5,657
           Vehicles........................        1,288             1,234
           Construction in progress........       18,329           537,549
                                              ______________________________
               Total property and
                 equipment.................    1,044,735         1,596,708
           Accumulated depreciation........     (167,821)         (240,035)
                                              ______________________________
               Property and equipment,
                 net.......................    $ 876,914       $ 1,356,673
                                              ==============================

           Construction in progress
             consists of the following
             (in thousands):


                                            December 31,      September 30,
                                                   1998              1999
                                            _______________________________
                                                                (Unaudited)

           Progress amounts for satellite
             construction, launch, and
             launch insurance:
               EchoStar V..................    $   -             $ 243,130
               EchoStar VI.................        -               208,130
           Digital broadcast operations
             center........................        -                47,000
           Other...........................       18,329            39,289
                                               ____________________________
                                                $ 18,329         $ 537,549
                                               ============================

5.   EchoStar IV

     As previously announced, as a result of the partial failure of EchoStar IV solar arrays to deploy, a maximum of approximately 18 transponders on EchoStar IV are currently available for use at any one time. The number of available transponders will decrease over time. Additionally, six of the 44 transponders on EchoStar IV have failed, resulting in the loss of use of a total of 12 transponders. In addition to transponder failures, EchoStar IV has experienced anomalies affecting its heating systems and fuel system. Based on existing data, EchoStar expects that approximately 16 transponders will probably be available over the entire expected life of the satellite, absent significant additional transponder problems or other failures. In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policy related to EchoStar IV. However, if we receive $219.3 million for a constructive total loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. Although we believe we have suffered a total loss of EchoStar IV under that definition in the launch insurance policy, we intend to negotiate a settlement with the insurers to compensate us for the reduced satellite transmission capacity and allow us to retain title to the asset.

               ECHOSTAR COMMUNICATIONS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                (Unaudited)


     EchoStar's satellite insurance policy for EchoStar IV consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million. We anticipate meeting with many of our insurance carriers during late 1999. However, two of the participants in our insurance line have notified EchoStar they believe that EchoStar's alleged delay in providing required insurance claim information may reduce their obligation to pay any settlement related to the claim. One carrier recently asserted it has no obligation to pay. We strongly disagree with the position taken by those insurers and continue to believe that the EchoStar IV insurance claim will be resolved in a manner satisfactory to EchoStar. However, no assurance can be given that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

     While there can be no assurance, we do not currently expect a material adverse impact on short or medium term satellite operations. Although we have not fully assessed the impairment to EchoStar IV from the transponder failures and other anomalies, we continue to believe that insurance proceeds will be sufficient to offset all write-downs of satellite assets that might ultimately be necessary because of lost functionality. However, there can be no assurance that additional material failures will not occur, and we can provide no assurance as to the ultimate amount that may be received from the insurance claim, or that coverage will be available. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

6.   Accrued Expenses

           Accrued expenses consist of
             the following (in thousands):

                                            December 31,      September 30,
                                                   1998              1999
                                            _______________________________
                                                                (Unaudited)

           Royalties and copyright fees.....   $ 53,746         $ 78,638
           Programming......................     35,472           60,917
           Marketing........................     33,463           54,929
           Interest.........................     24,918           31,627
           Other............................     36,871           53,251
                                              _____________________________
                                              $ 184,470        $ 279,362
                                              =============================


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

               ECHOSTAR COMMUNICATIONS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                (Unaudited)

8.   Preferred Stock

Series A Preferred Stock

     On February 8, 1999, EchoStar repurchased all outstanding shares of its Series A Preferred Stock at $13.153 per share (the average of the preceding 20 trading day closing price of EchoStar's Class A common stock). The total repurchase price was approximately $91 million, including accrued dividends of approximately $6 million. The carrying value of the Series A Preferred Stock, including accrued dividends, as of the date of repurchase was approximately $21 million. All of the shares of Series A Preferred Stock were owned by Charles W. Ergen, President and CEO of EchoStar, and James DeFranco, EchoStar's Executive Vice President.

Series C Preferred Stock

     As of September 30, 1999, 1,257,943 shares of EchoStar's 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") have been converted into approximately 10,322,000 shares of EchoStar's Class A common stock.

9.   Commitments and Contingencies

The News Corporation Limited

     During February 1997, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation, EchoStar has a contingent fee arrangement with the attorneys who represented EchoStar in that litigation, which provides for the attorneys to be paid a percentage of any net recovery obtained in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability. If the attorneys and EchoStar are unable to resolve this fee dispute, it would be resolved through arbitration or litigation. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

WIC Premium Television Ltd.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner
Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

               ECHOSTAR COMMUNICATIONS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                (Unaudited)

Broadcast Network Programming

     The Satellite Home Viewer Act permits satellite retransmission of distant network signals only to "unserved households."

     The national networks and local affiliate stations recently challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, EchoStar obtained distant broadcast network signals for distribution to its customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed EchoStar they considered EchoStar a "distributor" for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. EchoStar has implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by the Company.

     In October 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. In November 1998, the four major broadcast networks and their affiliate groups filed a complaint against EchoStar in federal court in Miami alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court.

     In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DIRECTV, Inc. in Miami related to the delivery of distant network channels to DIRECTV customers by satellite. Under the terms of a settlement between DIRECTV and the networks, some DIRECTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DIRECTV customers are to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

     The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin EchoStar from providing network programming except under very limited circumstances. In general, the networks want EchoStar to turn off programming to its customers on the same schedule agreed to by DIRECTV.

     A preliminary injunction hearing was held on September 21, 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion.

     If this case is decided against EchoStar, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result. Among other things, the litigation, together with legislation pending in Congress, could require the Company to terminate delivery of network signals to a material portion of its subscriber base, which could cause these subscribers to cancel EchoStar's services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. EchoStar has commenced sending letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and could result in increased subscriber turnover.

               ECHOSTAR COMMUNICATIONS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                (Unaudited)

     Under the Satellite Home Viewer Act, the determination of whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC.

     In February 1999, the FCC released a report and order on these matters. Although the FCC declined to change the values of Grade B intensity, it adopted a method for measuring it at particular households. The FCC also endorsed a method for predicting Grade B intensity at particular households. The FCC recently denied in part and granted in part EchoStar's petition for reconsideration, allowing EchoStar some additional flexibility in the method for measuring Grade B intensity but denying the Company's requests on other matters. EchoStar cannot be sure whether these methods are favorable to the Company or what weight, if any, the courts will give to the FCC's decision. EchoStar also cannot be certain whether the application of these methods by the courts will result in termination of distant signal delivery to a material portion of its subscribers and decreases in future subscriber activations.

     In addition, the Satellite Home Viewer Act is set to expire at the end of 1999. While proposed legislation being considered in conference by Congress would extend the satellite companies' ability to retransmit distant network signals subject to many limitations, EchoStar cannot be sure whether or when such legislation will be enacted or whether it would be favorable to EchoStar.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations.

                   ECHOSTAR COMMUNICATIONS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                (Unaudited)

Meteoroid Events

     In November 1998 certain meteoroid events occurred as the earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). EchoStar believes that its DBS satellites did not incur any significant damage as a result of these events. Similar meteoroid events are expected to occur again in November 1999. These meteoroid events continue to pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. While the probability that EchoStar's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during the November 1999 meteoroid events. EchoStar is presently evaluating the potential effects that the November 1999 meteoroid events may have on its DBS satellites. While there can be no assurance, due to its significant satellite capacity, EchoStar is relatively well positioned to avoid any material interruption of service due to any potential damage resulting from these meteoroid events.

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

                              EchoStar               Eliminations
                     Dish   Technologies  Satellite    and       Consolidated
                    Network  Corporation   Services   Other         Total
                   _______   ___________ __________   _______     ___________
Nine Months
 Ended
 September
 30, 1998
_____________
  Revenue........  $ 497,155  $ 186,377   $ 16,913    $ (4,761)   $ 695,684
  Net income
   (loss)........   (233,008)    25,461     14,283      45,690     (147,574)

Nine Months
 Ended
 September
 30, 1999
_____________
  Revenue........  $ 962,854   $ 94,306   $ 43,497   $ (13,919) $ 1,086,738
  Net income
   (loss) before
   extraordinary
   charges.......   (562,740)    (8,086)    22,028     244,936     (303,862)


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

Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998.

     Revenue. Total revenue for the three months ended September 30, 1999 was $427 million, an increase of $192 million compared to total revenue for the three months ended September 30, 1998 of $235 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled
$356 million for the three months ended September 30, 1999, an increase of $177 million or 99% compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the three months ended September 30, 1999 increased approximately 86% compared to the same period in 1998. As of September 30, 1999, we had approximately 3.0 million DISH Network subscribers compared to
1.6 million at September 30, 1998. Monthly revenue per subscriber approximated $43 and $40 during the three months ended September 30, 1999 and 1998, respectively. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     For the three months ended September 30, 1999, DTH equipment sales and integration services totaled $49 million, an increase of $5 million compared to the same period during 1998. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in sales of DBS accessories, partially offset by a decrease in shipments to international DTH service operators during the three months ended September 30, 1999 as compared to the same period in 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Substantially all of our EchoStar Technologies Corporation, or ETC, revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Due to increasing competition and the continued decrease in the sales price of digital set-top boxes, we expect that our DTH equipment and integration services revenue for the year ended December 31, 1999 may decline as much as 50% as compared to 1998. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     As previously reported, since 1998, Telefonica, one of the two DTH service providers described above, has had recurrent discussions and negotiations for a possible merger with Sogecable (Canal Plus Satellite), one of its primary competitors. Currently, we are not aware of any ongoing negotiations between Telefonica and Canal Plus Satellite. Although we have binding purchase orders from Telefonica for 1999 deliveries of DTH equipment, we cannot predict the impact, if any, eventual consummation of this possible merger might have on our future sales to Telefonica.

     Satellite services revenue totaled $13 million during the three months ended September 30, 1999, an increase of $8 million as compared to the same period during 1998. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue is expected to increase during the remainder of 1999 to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

     In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and possibly increased subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled operation of EchoStar V later this year and launch of EchoStar VI during 2000. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels we may otherwise be required to terminate.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $199 million during the three months ended September 30, 1999, an increase of $95 million or 91%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 56% and 58% of subscription television services revenue during the three months ended September 30, 1999 and 1998, respectively.

     Subscriber-related expenses totaled $157 million during the three months ended September 30, 1999, an increase of $79 million compared to the same period in 1998. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 44% of subscription television services revenues during the three months ended September 30, 1999 compared to 43% during the same period in 1998. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $32 million during the three months ended September 30, 1999, an increase of $12 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Customer service center and other expenses totaled 9% of subscription television services revenue during the three months ended September 30, 1999, as compared to 11% during the same period in 1998. Although we do not expect customer service center and other expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $11 million during the three months ended September 30, 1999, a $4 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 3% and 4% of subscription television services revenue during the three months ended September 30, 1999 and 1998, respectively. While we can provide no assurance, we expect this expense to revenue ratio to decline to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     Cost of sales   DTH equipment and Integration Services.  Cost of sales
DTH equipment and integration services totaled $34 million during the three months ended September 30, 1999, an increase of $5 million compared to the same period in 1998. This increase is consistent with the increase in DTH
equipment revenue.  Cost of sales   DTH equipment and integration services
principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. Cost of
sales   DTH equipment and integration services represented 70% and 65% of DTH equipment revenue, during the three months ended September 30, 1999 and 1998,
respectively.  We expect that cost of sales   DTH equipment and integration
services may increase as a percentage of DTH equipment revenue in the future, due to price pressure resulting from increased competition from other providers of DTH equipment.

     Marketing Expenses. Marketing expenses totaled $201 million during the three months ended September 30, 1999, an increase of $135 million compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $20 million and $8 million during the three months ended September 30, 1999 and 1998, respectively.

     During the three months ended September 30, 1999, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled
$195 million, or approximately $390 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended September 30, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $64 million, or approximately $240 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

     During the third quarter of 1999, we continued our C-band bounty program, our Great Rewards program (PrimeStar bounty), and our DISH Network One-Rate Plan. Our subscriber acquisition costs under these programs are significantly higher than those under our other marketing programs. Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate that ranges from $100 up to $299 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 100 CD programming package plus additional channels. The amount of the monthly programming commitment determines the amount of the rebate. Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. Under the DISH Network One-Rate Plan, we presently expect the participation rate to approximate 20% to 30% of new subscriber activations during the duration of the promotion. To the extent that actual consumer

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


participation levels exceed present expectations, subscriber acquisition costs may materially increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least December 1999.

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

     General and Administrative Expenses. General and administrative expenses totaled $41 million during the three months ended September 30, 1999, an increase of $16 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 10% during the three months ended
September 30, 1999 compared to 11% during the same period in 1998. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash deferred compensation. EBITDA was negative
$47 million during the three months ended September 30, 1999 compared to $7 million during the three months ended September 30, 1998. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative
$47 million for the three months ended September 30, 1999 compared to $9 million for the same period in 1998. This decline in EBITDA principally resulted from an increase in DISH Network operating and marketing expenses.
It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended September 30, 1999 does not include approximately $4.3 million of non-cash compensation resulting from appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $28 million during the three months ended September 30, 1999, a $4 million increase compared to the same period in 1998, during which subscriber acquisition costs were amortized. Commencing October 1997, we instead expensed all of these costs at the time of sale. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998, partially offset by subscriber acquisition costs becoming fully amortized during the third quarter of 1998.

     Other Income and Expense. Other expense, net totaled $45 million during the three months ended September 30, 1999, an increase of $8 million compared to the same period in 1998. This increase resulted from a decrease in interest income and an increase in interest expense. In January 1999, we refinanced our outstanding 12 1/2% Senior Secured Notes due 2002 issued in June 1997, referred to herein as the 1997 notes; our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, referred to herein as the 1994 notes; and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996, referred to herein as the 1996 notes, at more favorable interest rates and terms. In connection with the refinancing, we consummated an offering of

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

9 1/4% Senior Notes due 2006, referred to herein as the seven year notes, and 9 3/8% Senior Notes due 2009, referred to herein as the ten year notes. Although the seven and ten year notes have lower interest rates than the debt securities we repurchased, interest expense increased by approximately $4 million because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998.

     Revenue. Total revenue for the nine months ended September 30, 1999 was $1.09 billion, an increase of $394 million compared to total revenue for the nine months ended September 30, 1998 of $696 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth and higher average revenue per subscriber.

     DISH Network subscription television services revenue totaled
$923 million for the nine months ended September 30, 1999, an increase of $463 million or 101%, compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the nine months ended September 30, 1999 increased approximately 87% compared to the same period in 1998.

     For the nine months ended September 30, 1999, DTH equipment sales and integration services totaled $109 million, a decrease of $83 million compared to the same period during 1998. This expected decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition.

     Satellite services revenue totaled $31 million during the nine months ended September 30, 1999, an increase of $15 million as compared to the same period during 1998. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $512 million during the nine months ended September 30, 1999, an increase of $238 million or 87%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 55% and 60% of subscription television services revenue during the nine months ended September 30, 1999 and 1998, respectively.

     Subscriber-related expenses totaled $400 million during the nine months ended September 30, 1999, an increase of $189 million compared to the same period in 1998. Such expenses represented 43% of subscription television services revenues during the nine months ended September 30, 1999 compared to 46% during the same period in 1998. The decrease in this expense to revenue ratio resulted from subscription television services revenue increasing at a greater rate than subscriber-related expenses, due to greater premium channel penetration and subscription price increases. Although we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near this level in future periods, this expense to revenue ratio could increase.

     Customer service center and other expenses totaled $81 million during the nine months ended September 30, 1999, an increase of $35 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% and 10% of subscription television services revenue during the nine months ended September 30, 1999 and 1998, respectively.

     Satellite and transmission expenses totaled $31 million during the nine months ended September 30, 1999, a $13 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses represented 3% and 4% of subscription television services revenue during the nine months ended September 30, 1999 and 1998, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


     Cost of sales   DTH equipment and Integration Services.  Cost of sales
DTH equipment and integration services totaled $76 million during the nine months ended September 30, 1999, a decrease of $54 million or 42% compared to the same period in 1998. This decrease is consistent with the decrease in DTH
equipment revenue.  Cost of sales   DTH equipment and integration services
represented 70% of DTH equipment revenue during the nine months ended September 30, 1999 as compared to 68% during the same period in 1998.

     Marketing Expenses. Marketing expenses totaled $492 million during the nine months ended September 30, 1999, an increase of $306 million compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Advertising and other expenses totaled $40 million during the nine months ended September 30, 1999, an increase of $14 million over the same period in 1998.

     During the nine months ended September 30, 1999, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled
$488 million. Comparatively, our subscriber acquisition costs during the nine months ended September 30, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $160 million. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

     General and Administrative Expenses. General and administrative expenses totaled $103 million during the nine months ended September 30, 1999, an increase of $35 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue totaled 9% and 10% during the nine months ended September 30, 1999 and 1998, respectively.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and other non-cash deferred compensation. EBITDA was negative $101 million and $6 million, during the nine months ended September 30, 1999 and 1998, respectively. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $101 million for the nine months ended September 30, 1999 compared to $25 million for the same period in 1998. This decline in EBITDA principally resulted from a decrease in DTH equipment revenue and an increase in subscriber promotion subsidies. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the nine months ended September 30, 1999 does not include approximately $6.0 million of non-cash compensation resulting from appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $79 million during the nine months ended September 30, 1999, a $1 million increase compared to the same period in 1998, during which subscriber acquisition costs were amortized. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998, offset by subscriber acquisition costs becoming fully amortized during the third quarter of 1998.

     Other Income and Expense. Other expense, net totaled $118 million during the nine months ended September 30, 1999, an increase of $23 million as compared to the same period in 1998. The increase in other expense resulted primarily from an increase in interest expense associated with our seven and ten year notes, partially offset by a gain on the sale of the investments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued




Liquidity and Capital Resources

Cash Sources

     During January 1999, we sold $375 million principal amount of the seven year notes and $1.625 billion principal amount of the ten year notes, together referred to as the notes. Concurrent with the closing of these offerings, we used approximately $1.658 billion of net proceeds received from the sale of the notes to complete tender offers for our outstanding 1994 notes, 1996 notes and 1997 notes. In February 1999, we used approximately $268 million of net proceeds received from the sale of the notes to complete a tender offer for our 12 1/8% Senior Preferred Exchange Notes, referred to herein as the Exchange Notes. The Exchange Notes were issued on January 4, 1999 in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock.

     As of September 30, 1999, our unrestricted cash, cash equivalents and marketable investment securities totaled $199 million compared to $324 million as of December 31, 1998. For the nine months ended September 30, 1999 and 1998, we reported a net use of cash from operating activities of $68 million and $16 million, respectively.

Subscriber Turnover

     During 1999, we have experienced an increase in subscriber turnover, or churn. If our churn rate increases materially, it could adversely affect our financial condition and results of operations. While we expect to be able to continue to manage churn in line with our internal benchmark for the remainder of this year, we can provide no assurance that churn will not increase in the future. Further, our benchmark could increase in the future as our subscriber base, and the industry generally, mature.

Subscriber Acquisition Costs

     As previously described, we subsidize the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. During the nine months ended September 30, 1999, our aggregate subscriber acquisition costs, which include subscriber promotion subsidies and acquisition marketing expenses, approximated $370 per new subscriber activation. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we continue or expand our bounty programs or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons. Funds necessary to meet these subscriber acquisition costs will be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional capital in the future to meet these requirements. There can be no assurance that additional financing will be available on acceptable terms, or at all.

     We have previously indicated that in connection with the launch of EchoStar V and EchoStar VI we expected to incur material one-time expenses, primarily during 2000, associated with repositioning existing subscribers' satellite dishes from the 119 degree West Longitude orbital location to the 110 degree West Longitude orbital location. Since the launch of EchoStar VI is now expected during the second quarter of 2000, we do not anticipate any repositioning expenses prior to that time. Further, while we will re-evaluate our plans as the launch of EchoStar VI approaches, we have tentatively determined to utilize the 110 degree West Longitude orbital location to enhance revenue opportunities with new value added services for our current and future subscribers, and to maintain our primary DBS service at the 119 degree orbital location. Consequently, while there can be no assurance that our intentions will not change, we presently do not expect to incur the $100 million or more in repositioning costs previously indicated. However, in connection with our plans to encourage as many new subscribers as possible to be ready for the additional services that will become available at the 110 degree West Longitude orbital location, and as a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect that our subscriber acquisition costs during 2000 could increase by as much as $25 per subscriber or more.

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

Future Capital Requirements

     As of September 30, 1999, we had approximately $2.1 billion of outstanding long-term debt (including current portion), which includes $2.6 million of 1994 notes, 1996 notes, 1997 notes, and Senior Exchange notes which remain outstanding. We are required to retire these remaining notes when they mature, and the indentures governing the 1994, 1996 and 1997 notes will remain outstanding (although substantially all of the restrictive covenants have been eliminated) until each series of notes has been retired in full.
Additionally, our semi-annual cash debt service requirements of approximately

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

$94 million related to the seven and ten year notes commenced in August 1999. There are no scheduled principal payment or sinking fund requirements prior to maturity of these notes.

     We utilized $91 million of satellite vendor financing for our first four satellites. As of September 30, 1999, approximately $44 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates.

     Dividends on our 6 3/4% Series C Cumulative Convertible Preferred Stock will accrue from November 2, 1999, and holders of the Series C Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 6 3/4% of the Liquidation Preference of $50 per share. Dividends are payable quarterly in arrears, commencing February 1, 2000, when, as, and if declared by our Board of Directors. All accumulated and unpaid dividends may, at our option, be paid in cash, Class A common stock, or a combination thereof upon conversion or redemption.

     During the remainder of 1999, we anticipate total capital expenditures of approximately $20 million. This amount includes approximately $5 million for capital expenditures related to the build-out required by the Cheyenne digital broadcast center to accommodate expansion to approximately 500 video and audio channels, as a result of the consummation of the 110 acquisition.

     As a result of the anomalies experienced by EchoStar IV and in order to fully exploit certain of our remaining FCC-allocated DBS frequencies, we have deployed and intend to deploy additional DBS satellites. Upon consummation of the 110 acquisition we acquired two additional DBS satellites, EchoStar V and EchoStar VI. EchoStar V was successfully launched and deployed in September 1999. However, there can be no assurance that EchoStar VI will be launched and deployed successfully. We are also evaluating other contingency plans. There can be no assurance that net insurance proceeds will be sufficient to fully cover the costs to deploy replacement DBS satellites.

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

     The amount of capital required to fund the remainder of our 1999 working capital and capital expenditure needs will vary, dependent upon the growth rate of the Dish Network, our subscriber acquisition costs, and our ability to expand our other business units. During the first three quarters of 1999, subscriber growth exceeded our expectations. To the extent the subscriber growth rate continues to exceed our expectations, it may be necessary for us to raise additional capital to fund increased working capital requirements.
In addition, our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or general economic downturn, among other factors.

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

     We have established a five-phase plan to address potential Year 2000 issues:

     *  Inventory   the identification of all relevant hardware and software
        to establish the scope of subsequent testing;
     *  Assessment   the process of evaluating the current level of Year 2000
        readiness of all components identified in the inventory phase, defining actions necessary to retire, replace or otherwise correct all non-conforming components and estimating resources and timelines required by action plans;
     *  Remediation   the correction of previously identified Year 2000
        issues;
     *  Validation/testing   the evaluation of each component's performance
        as the date is rolled forward to January 1, 2000 and other dates and times relating to the Year 2000 issue; and
     *  Implementation   the process of updating components and correcting
        Year 2000 issues in the production operating environment of a system.

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

     Upon completion of the assessment phase, we began the remediation and validation/testing phases. During the remediation phase, we corrected all problems detected while performing the assessment phase. During the validation/testing phase, we created a parallel environment of all internal and administrative systems. This parallel environment was tested to assess its reaction to changes in dates and times relating to the Year 2000 issue. All problems encountered during these tests were fixed. As of September 30, 1999, the remediation and validation/testing phases were complete for all of our corporate systems, except two non-business critical applications. These applications have recently been upgraded to Year 2000 compliant versions and will be tested during November 1999.

     During the implementation phase software upgrades and patches were implemented in the actual operating environment of our internal financial and administrative systems for all known problems detected in previous phases. While there can be no guarantee we presently believe that our internal financial and administrative systems are Year 2000 ready. As new or enhanced technology and software are integrated into our financial and administrative systems we will perform additional testing to attempt to ensure continued Year 2000 readiness.

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

     In addition to the practical testing performed above, we have completed an independent inventory and assessment of the systems at our digital broadcast center and have substantially completed the remediation phase of our Year 2000 readiness plan. We will continue to perform validation and testing of communications within our digital broadcast center and expect to complete this testing during November 1999. The validation and testing of our digital broadcast center is not expected to cause interruption of programming to DISH Network subscribers.

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

Third-Party Systems

     We also are currently assessing our vulnerability to unexpected business interruptions due to the failure of third-parties to remediate Year 2000 readiness issues associated with products or services on which our business relies. In connection with this assessment, we sent letters to third-party business partners, suppliers and vendors which we deemed significant requesting that they certify their Year 2000 readiness. To date, we have received responses from approximately 85% of these vendors. We are presently in the process of contacting our critical suppliers and vendors who have either not responded or have not responded adequately to our requests for proof of certification and will continue to follow-up on unresolved issues thereafter. There can be no assurance that third-parties who have responded, or will respond, to our request regarding Year 2000 readiness have responded, or will respond, accurately or satisfactorily, or that anticipated Year 2000 actions set forth in their responses will be properly conducted.

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

Costs

     In the ordinary course of business, we have made capital expenditures over the past few years to improve our systems, for reasons other than Year 2000 remediation. Because these upgrades also resulted in improved Year 2000 readiness, replacement and remediation costs have not been material. To date we have incurred approximately $1.4 million in costs associated with the Year 2000 issue. While there can be no assurance, we believe our total costs to successfully mitigate the Year 2000 issue will not be material to our operations. No assurance can be made, however, as to the total cost for the Year 2000 plan until the plan has been completed.

                        PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The News Corporation Limited

     During February 1997, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation, EchoStar has a contingent fee arrangement with the attorneys who represented EchoStar in that litigation, which provides for the attorneys to be paid a percentage of any net recovery obtained in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability. If the attorneys and EchoStar are unable to resolve this fee dispute, it would be resolved through arbitration or litigation. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

WIC Premium Television Ltd.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

     The Satellite Home Viewer Act permits satellite retransmission of distant network signals only to "unserved households."

     The national networks and local affiliate stations recently challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, we obtained distant broadcast network signals for distribution to our customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed us they considered us a "distributor" for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. We have implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by us.

                        PART II   OTHER INFORMATION

     In October 1998, we filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. We asked the court to enter a judgment declaring that our method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. In November 1998, the four major broadcast networks and their affiliate groups filed a complaint against us in federal court in Miami alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court.

     In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DIRECTV, Inc. in Miami related to the delivery of distant network channels to DIRECTV customers by satellite. Under the terms of a settlement between DIRECTV and the networks, some DIRECTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DIRECTV customers are to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

     The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin us from providing network programming except under very limited circumstances. In general, the networks want us to turn off programming to our customers on the same schedule agreed to by DIRECTV.

     A preliminary injunction hearing was held on September 21,1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion.

     If this case is decided against us, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by us could result. Among other things, the litigation, together with legislation pending in Congress, could require us to terminate delivery of network signals to a material portion of our subscriber base, which could cause these subscribers to cancel our services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. We have commenced sending letters to some of our subscribers warning that their access to distant broadcast network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and could result in increased subscriber turnover.

     Under the Satellite Home Viewer Act, the determination of whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC.

     In February 1999, the FCC released a report and order on these matters. Although the FCC declined to change the values of Grade B intensity, it adopted a method for measuring it at particular households. The FCC also endorsed a method for predicting Grade B intensity at particular households. The FCC recently denied in part and granted in part our petition for reconsideration, allowing us some additional flexibility in the method for measuring Grade B intensity but denying our requests on other matters. We cannot be sure whether these methods are favorable to us or what weight, if any, the courts will give to the FCC's decision. We also cannot be certain whether the application of these methods by the courts will result in termination of distant signal delivery to a material portion of our subscribers and decreases in future subscriber activations.

     In addition, the Satellite Home Viewer Act is set to expire at the end of 1999. While proposed legislation being considered in conference by Congress would extend the satellite companies' ability to retransmit distant network signals subject to many limitations, we cannot be sure whether or when such legislation will be enacted or whether it would be favorable to us.

                        PART II   OTHER INFORMATION

Environmental Protection Agency

     In connection with the expansion of our digital broadcast center in Cheyenne, Wyoming, two additional underground storage tanks were installed by a contractor. The underground storage tanks were properly installed and are being operated in accordance with Environmental Protection Agency regulations. However, the EPA alleged that the State of Wyoming was not timely advised of the installation of those tanks, and that a certificate of compliance was not timely filed following installation. As a result, during May 1999, we received notice that the EPA filed a complaint against us and proposed to assess a civil penalty of $9,500. During August 1999, the matter was settled without admission or denial of the factual allegations contained in the complaint and all counts against us were dropped. The total civil penalty was reduced to $3,600 and, in accordance with our construction contract for the digital broadcast center, the general contractor paid the penalty to the EPA.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 27*   Financial Data Schedule.

                 *     Filed herewith.

            (b)  Reports on Form 8-K.

     On July 2, 1999, we filed a Current Report on Form 8-K to report that on June 24, 1999, we acquired certain high-power direct broadcast satellite assets from News Corporation and MCI in exchange for 34,412,464 shares of our Class A common stock.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ECHOSTAR COMMUNICATIONS CORPORATION


                             By: /s/ David K. Moskowitz
                                ___________________________
                                David K. Moskowitz
                                Senior Vice President,
                                General Counsel, Secretary
                                and Director
                                (Duly Authorized Officer)


                             By: /s/ Steven B. Schaver
                                ___________________________
                                Steven B. Schaver
                                Chief Financial Officer
                                (Principal Financial Officer)


Date: November 2, 1999