Form 10-K
period 1999-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2000-03-13
CIK 1001082

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
       (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization                Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 7, 2000, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $13.4 billion based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

         As of March 7, 2000, the Registrant's outstanding Common stock consisted of 114,079,274 shares of Class A Common Stock and 119,217,604 shares of Class B Common Stock, each $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated into this Form 10-K by reference:

         Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held April 28, 2000 are incorporated by reference in Part III herein.

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

================================================================================

                                TABLE OF CONTENTS


                                                    PART I

Item 1.   Business......................................................................................     1
Item 2.   Properties....................................................................................    21
Item 3.   Legal Proceedings.............................................................................    21
Item 4.   Submission of Matters to a Vote of Security Holders...........................................    23

                                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................    24
Item 6.   Selected Financial Data.......................................................................    25
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........    27
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................    37
Item 8.   Financial Statements and Supplementary Data...................................................    37
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........    37

                                                   PART III

Item 10.  Directors and Executive Officers of the Registrant............................................    38
Item 11.  Executive Compensation........................................................................    38
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................    38
Item 13.  Certain Relationships and Related Transactions................................................    38

                                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    39
          Signatures....................................................................................    46
          Index to Financial Statements.................................................................   F-1

                                     PART I

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of a satellite due to operational failures, space debris or otherwise; an unsuccessful launch or deployment of our sixth satellite, EchoStar VI; delays in the construction of our seventh, eighth or ninth satellites; a decrease in sales of digital equipment and related services to international direct-to-home or DTH service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; impediments to the retransmission of local or distant broadcast network signals which could result from pending litigation; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an increase in competition from cable, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

         Our common stock is publicly traded on the Nasdaq National Market under the symbol "DISH". We conduct substantially all of our operations through our subsidiaries. We operate three business units:

         o The DISH Network - our direct broadcast satellite, or DBS, subscription television service in the United States. As of December 31, 1999, we had approximately 3.4 million DISH Network subscribers.
         o EchoStar Technologies Corporation - our engineering division, which is principally responsible for the design of digital set-top boxes, or satellite receivers, necessary for consumers to receive DISH Network programming, and the sale of set-top boxes to international direct-to-home satellite operators. We have also provided uplink center design, construction oversight and other project integration services for international direct-to-home ventures.
         o Satellite Services - our division that provides video, audio and data services to business television customers and other satellite users.

RECENT DEVELOPMENTS

         During February 2000, we announced the formation of a joint venture with OpenTV Corp. intended to offer DISH Network customers and other video platforms around the world a low cost, interactive digital receiver with a built-in hard disk drive that will permit viewers to pause and record live programs without the need for video tape. The new set-top box, expected to be available during the fourth quarter of 2000, would offer interactive television services developed by OpenTV. In connection with formation of the joint venture, OpenTV and EchoStar licensed certain intellectual property rights to the joint venture and we were issued 2,252,252 shares of OpenTV common Stock. The shares of OpenTV common Stock are subject to forfeiture if we fail to activate the OpenTV system in at least 500,000 set top boxes on or before February 23, 2003.

         During February 2000, we also announced agreements for the construction and delivery of three new satellites. Two of these satellites, EchoStar VII and EchoStar VIII, will be advanced, high-powered DBS satellites. Both will include spot-beam technology which could allow DISH Network to offer local channels or other value added services in as many as 60 or more markets across the United States. The third satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite, which may provide our satellite services division with increased opportunities to attract business customers and may provide DISH Network customers with expanded services such as Internet, data and potentially two-way wireless communications. See "-DISH Network - Satellites Under Construction."

         On each of July 19, 1999, and October 25, 1999, we completed two-for-one splits of our outstanding class A and class B common stock. On February 28, 2000 we announced a two-for-one split of our outstanding class A and class B common stock effective March 22, 2000 to shareholders of record as of the close of business on March 10, 2000. All references to shares included herein retroactively give effect to the stock splits completed in July and October of 1999, but not the announced March 22, 2000 stock split.

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

DISH NETWORK

         Since 1994, we have dedicated significant resources to develop the DISH Network and our related DBS system. "DBS" describes a satellite service with frequency allocation and wide spacing between satellites that generally permits higher powered transmissions than other satellite services and allows for reception with a small, 18-24 inch satellite dish. We believe that DBS provides the most cost-efficient national point to multi-point transport of video and audio services available today. As of December 31, 1999, approximately 13 million United States households subscribed to direct broadcast satellite and other direct-to-home satellite services. Our DBS system presently includes FCC-allocated DBS licenses, five operational DBS satellites, digital satellite receivers, two digital broadcast operations centers, customer service facilities, and other assets used in our operations. We believe that DISH Network offers programming packages that have a better "price-to-value" relationship than packages currently offered by most other subscription television providers, particularly cable TV operators. We believe there continues to be significant unsatisfied demand for high quality, reasonably priced television programming services.

         We started offering subscription television services on the DISH Network in March 1996. As of December 31, 1999, more than 3.4 million households subscribed to DISH Network programming services. During 1999, more than 1.4 million net new households subscribed to our direct broadcast satellite services, an increase of 63% from 1998. Further, in 1999, J.D. Power and Associates ranked us number one in overall customer satisfaction in the pay TV industry and a Consumer Reports customer satisfaction survey rated DISH Network highest in the "Satellite TV Providers" category.

COMPONENTS OF A DBS SYSTEM

         In order to provide programming services to DISH Network subscribers, we have entered into agreements with video, audio and data programmers, who deliver their programming content to our digital broadcast operations center in Cheyenne, Wyoming, via commercial satellites, fiber optics or microwave transmissions. We monitor those signals for quality, and can add promotional messages, public service programming or other information. Equipment at our digital broadcast operations center then digitizes, compresses, encrypts and combines the signal with other necessary data, such as conditional access information. We then "uplink" or transmit the signals to one of our DBS satellites where we then broadcast directly to DISH Network subscribers.

         In order to receive DISH Network programming, a subscriber needs:

         o a satellite antenna, which people sometimes refer to as a "dish," and related components;
         o an integrated receiver/decoder, which people sometimes refer to as a "satellite receiver" or "set-top box"; and
         o    a television set.

         Set-top boxes communicate with our authorization center through telephone lines to report the purchase of pay-per-view movies and other events.

         Conditional Access System. We use conditional access technology to encrypt the programming so only those who pay can receive the programming. We use microchips placed on credit card-sized access cards, or "smart cards" to control access to authorized programming content. We own 50% of NagraStar LLC, a joint venture that provides us with smart cards. NagraStar purchases these smart cards from Nagra Plus SA, a Swiss company that owns the other 50% of NagraStar LLC. These smart cards, which we can update or replace periodically, are a key element in preserving the security of our conditional access system. When a consumer orders a particular channel, we send a message by satellite that instructs the smart card to permit decryption of the programming for viewing by that consumer. The set-top box then decompresses the programming and sends it to the consumer's television.

         The access control system is central to the security network that prevents unauthorized viewing of programming. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. However, theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. We continue to respond to compromises of our encryption system with measures intended to make signal theft of our programming commercially uneconomical. We utilize a variety of tools to continue to accomplish this goal. Ultimately, if other measures are not successful, it could be necessary to replace the credit card size card that controls the security of each consumer set top box at a material cost to us. If we can not promptly correct a compromise in our encryption technology, it would adversely affect our revenue and our ability to contract for video and audio services provided by programmers.

         Programming. We use a "value-based" strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we currently sell our entry-level "America's Top 40" programming package, which includes 40 of the most popular cable channels, to consumers for $19.99 per month. We estimate cable operators charge over $30 per month, on average, for their entry-level expanded basic service that typically consists of approximately 55 analog channels. We believe that our "America's Top 100 CD" programming package, which we currently sell for $28.99 per month, also compares favorably to similar cable television programming. We believe that our America's Top 100 CD package is similar to an expanded basic cable package plus a digital music service. Based on cable industry statistics, we estimate that cable operators would charge in excess of $40 per month for a similar package.

         Our five operational satellites currently enable us to provide over 500 channels of video and audio programming, Internet and high-speed data services and high definition television nationwide to a subscriber's single 18-20 inch satellite dish. Since we use many of these channels for local programming, no particular consumer could subscribe to all 500 channels, but a single dish could receive all of those channels. See " - Government Regulation".

         We currently offer up to seven premium movie channels for only $10.99 per month. We believe we offer more premium movie channels than cable at a comparable price.

         Currently we offer approximately 50 foreign-language channels including Spanish, Arabic, Greek and others. We believe we deliver the most popular foreign-language programming to customers in the United States at the best value. We believe foreign-language programming is a valuable niche product that attracts a number of new subscribers who are unable to get similar programming elsewhere.

         Internet and High-Speed Data Services. We are expanding our offerings to include Internet and high-speed data services. We have formed a joint venture with OpenTV which will offer DISH Network customers an interactive digital receiver with a built-in hard disk drive that will permit viewers to pause and record live programs without the need for video tape. We also intend to offer interactive television services developed by OpenTV, including a new electronic program guide, a local weather application and other innovative interactive applications for consumers. In addition, OpenTV is expected to develop and produce a number of applications and interactive TV services for the joint venture, which will include video replay, interactive TV advertising, and entertainment services.

         We also recently signed an agreement with Gilat Satellite Networks Ltd. that will enable us to jointly offer consumers two-way, high-speed satellite Internet access along with DISH Network satellite television programming via a single dish. We believe this technology is particularly well-suited for areas without cable infrastructure. Two-way satellite service offers significant benefits for consumers, including a persistent or "always on" connection that saves time over dial-up methods and eliminates the need for a second phone line. DISH Network customers will need an oblong dish, approximately 24 inches by 36 inches, and other equipment to take advantage of two-way Internet satellite service. We expect to offer consumers a complete hardware and services solution for broadband Internet access combined with DISH Network programming by the end of 2000. We are also seeking additional ways to expand our Internet and high-speed data services that may include, but are not limited to, partnerships with third parties who have particular expertise in the high speed transmission of digital information. Although there can be no assurance, we believe we will be able to increase our subscriber base and our average revenue per subscriber by offering these and other similar services.

         Local Strategy. In order to provide the strongest possible competition to cable, and thereby maximize our potential market, we currently provide major local broadcast network channels to certain of our subscribers. Subject to eligibility conditions, we currently offer satellite-delivered local network signals to consumers in some of the largest markets in the continental United States, including Atlanta, Boston, Chicago, Cleveland, Dallas/Ft. Worth, Denver, Detroit, Houston, Kansas City, Los Angeles, Miami/Ft. Lauderdale, Minneapolis/St. Paul, Nashville, New York, Orlando, Philadelphia, Phoenix, Portland, Pittsburgh, Sacramento, Salt Lake City, San Francisco/Oakland/San Jose, Seattle/Tacoma, St. Louis, Tampa/St. Petersburg and Washington, D.C. EchoStar VII and EchoStar VIII will be equipped with spot-beam technology that will allow us to offer local channels in as many as 60 or more markets across the United States without reducing our current programming offerings.

         EchoStar Receiver Systems. EchoStar receiver systems include an 18-20 inch satellite dish, a digital satellite receiver that descrambles signals for television viewing, a remote control, and other related components. We offer a number of set-top box models. Our standard system comes with an infrared remote control, an on-screen program guide, and the ability to switch between DISH Network and off-air local programming using the remote control. Our mid-level model has all of the basic features but also includes a UHF remote control that allows subscribers to control their EchoStar receiver system from up to 150 feet away through walls, and a high-speed data port. Our premium model includes additional features such as on-screen caller identification capability, event timers to automatically tune into or record selected programming and one-touch VCR recording. We also offer a variety of specialized receiver systems such as HDTV receiver systems, receiver systems that include either a VCR or DVD player and receivers capable of receiving Internet TV services. DISH Network reception equipment is incompatible with competitors' systems in the United States.

         Although we internally design and engineer our receiver systems, we do not manufacture these systems. Rather, we outsource the manufacturing process to high-volume contract electronics manufacturers. SCI Technology, Inc. manufactures the majority of our receiver systems. During 1998, Vtech Communications, Ltd. began manufacturing our set-top boxes. JVC Company of America manufactures consumer electronics products, including a digital VCR with an integrated EchoStar receiver system.

         During the fourth quarter of 2000, together with OpenTV we expect to offer DISH Network customers and other video platforms around the world a low cost, interactive digital receiver with a built-in hard disk drive that would permit viewers to pause and record live programs without the need for video tape. The new set-top box is also expected to offer interactive television services developed by OpenTV, including a new electronic program guide, a local weather application and other innovative interactive applications for consumers.

         Installation. While many consumers have the skills necessary to install our equipment in their homes, we believe that most installations are best performed by professionals, and that on time, quality installations are important to our success. Consequently, we are currently expanding our installation business, conducted through our DISH Network Service Corporation subsidiary. During 2000, we plan to expand our DISH Network Service Corporation from 19 offices to approximately 50 offices. We also plan to integrate business partners as external installation providers. Our external installation business partners will be held to DISH Network Service Corporation service standards to attempt to ensure each DISH Network customer receives the same quality installation and service. Our offices and external business partners will be strategically located throughout the continental United States, in order to enable us to provide service to a greater number of DISH Network customers throughout the country. Currently, customers' installations may be delayed due to rapid subscriber growth resulting in a large demand for DISH Network professional installation services. Although there can be no assurance, we believe this expansion of our installation business will decrease wait time on service calls and new installations and help us to better accommodate anticipated subscriber growth.

         Customer Service Center. We currently own and operate customer service centers in Thornton, Colorado, Littleton, Colorado, McKeesport, Pennsylvania and El Paso, Texas. These centers field all of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, installation and technical support. Due to rapid subscriber growth and recent marketing promotions, some customers are currently experiencing longer than anticipated wait times. However, we plan to open a fifth customer service center during 2000 to provide additional customer support and help us to better accommodate anticipated subscriber growth.

         Digital Broadcast Operations Center. Our principal digital broadcast operations center is located in Cheyenne, Wyoming. During 1999, we acquired a second digital broadcast operations center in Gilbert, Arizona. During 2000, we plan to "build-out" the Gilbert facility to be used as a back up for our main digital broadcast operations center in Cheyenne. Upon commercial operation of EchoStar VII and EchoStar VIII we plan to also begin utilizing the Gilbert facility as a primary digital broadcast operations center. Almost all of the functions necessary to provide satellite-delivered services occur at the digital broadcast operations center. The digital broadcast operations center uses fiber optic lines and downlink antennas to receive programming and other data at the center. The digital broadcast operations center uplinks programming content to our DBS satellites via large uplink antennas. The digital broadcast operations center also maintains a number of large uplink antennas and other equipment necessary to modulate and demodulate the programming and data signals. Equipment at our digital broadcast operations center performs all compression and encryption of the DISH Network's programming signals.

         Subscriber Management. We presently use, and are dependent on, CSG Systems Incorporated's software system, for all DISH Network subscriber management and billing functions.

SALES AND MARKETING

         Approximately 20,000 independent dealers and distributors, retailers and consumer electronics stores currently sell EchoStar receiver systems and DISH Network programming services. While we also sell receiver systems and programming directly, independent dealers are responsible for most of our sales. These independent dealers are primarily local retailers who specialize in TV and home entertainment systems.

         We intend to enhance consumer awareness of our products by continuing to form alliances with nationally recognized distributors of other consumer electronics products. We have formed strategic alliances with JVC and Philips. JVC and Philips now distribute our receiver systems under their labels through certain of their nationwide retailers.

         Through our direct sales efforts, customers can call a single telephone number (1-800-333-DISH) 24 hours a day, seven days a week, to order EchoStar receiver systems, activate programming services, resolve billing questions, schedule installation or obtain technical support. We believe that we are presently the only DBS provider to offer a comprehensive, single-point customer service function.

         We offer our distributors and retailers a competitive residual, or commission, program. The program pays qualified distributors and retailers an activation bonus, along with a fixed monthly residual for programming services while the respective DISH Network subscriber remains active.

         We use regional and national broadcast and print advertising to promote the DISH Network. We also offer point-of-sale literature, product displays, demonstration kiosks and signage for retail outlets. We provide guides to our dealers and distributors at nationwide educational seminars and directly by mail, that describe DISH Network products and services. Our mobile sales and marketing team visits retail outlets regularly to reinforce training and ensure that these outlets quickly fulfill point-of-sale needs. Additionally, we dedicate one DISH Network channel and provide a retailer specific website to provide information about special services and promotions that we offer from time to time.

         Our future success in the subscription television industry depends on our ability to acquire and retain DISH Network subscribers, among other factors. Beginning in 1996, to stimulate subscriber growth we reduced the retail price charged to consumers for EchoStar receiver systems. Accordingly, since August 1996, we have sold our receiver systems to DISH Network subscribers below manufactured cost. The amount of the subsidy varies depending on many factors. Periodically we also provide varying levels of other subsidies and incentives to attract customers, including free or subsidized installations, antennas, programming and other items. We developed this marketing strategy to rapidly build our subscriber base, expand retail distribution of our products, and build consumer awareness of the DISH Network brand. This marketing strategy emphasizes our long-term business strategy of maximizing future revenue by selling DISH Network programming to the largest possible subscriber base and rapidly increasing the size of that subscriber base. Since we subsidize the consumer up-front costs, we incur significant costs each time we acquire a new subscriber. Although there can be no assurance, we believe that we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue.

         We also offer consumers the option to lease EchoStar receiver systems. We expect to expand this marketing option during 2000. We believe giving consumers a choice between purchasing and leasing an EchoStar receiver system will enable us to reach additional DISH Network subscribers.

         We base our marketing promotions on current competitive conditions. Currently, we offer promotions including product rebates and bounty programs. These bounty programs are designed to entice subscribers to certain other pay TV services to become DISH Network customers. If competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation could be adversely affected.

SATELLITES

         We presently have five operational DBS satellites in geostationary orbit approximately 22,500 miles above the equator. Satellites are located in orbital positions, or slots, that are designated by their longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each orbital position into 32 frequency channels. Each transponder on our satellites can exploit one frequency channel. Through digital compression technology, we can currently transmit between seven and ten digital video channels from each transponder. The FCC licensed us to operate 96 DBS frequencies at various orbital positions including:

         o 21 frequencies at the 119 (degrees) WL orbital slot and 29 frequencies at the 110 (degrees) WL orbital slot, both capable of providing service to the entire continental United States;
         o    11 frequencies at the 61.5 (degrees) WL orbital slot, capable of providing service to the Eastern and Central United States;
         o    24 frequencies at the 148 (degrees) WL orbital slot, capable of providing service to the Western United States;
         o 21 frequencies at the 175 (degrees) WL orbital slot, capable of providing service to only the most western portion of the United States; See " - Government Regulation" and
         o 11 additional as yet unassigned frequencies, likely to be made available at the 175 (degrees) WL orbital slot, but only if certain regulatory hurdles are met. See " - Government Regulation".

         We previously indicated that in connection with the launch of EchoStar V and EchoStar VI we expected to incur material one-time expenses, primarily during 2000, associated with repositioning existing subscribers' satellite dishes from the 119 (degrees) WL orbital location to the 110 (degrees) WL orbital location. We have now decided to utilize the 110 (degrees) WL orbital location, where EchoStar V and VI will be located, to enhance revenue opportunities with new value added services for our current and future subscribers, and to maintain our primary DBS service at the 119 (degrees) WL orbital location. Consequently, while we still expect to incur costs to upgrade some subscribers to dishes capable of receiving signals from both the 110 (degrees) WL and 119 (degrees) WL orbital locations, these costs are not expected to be as significant during 2000 as previously planned.

         EchoStar I and EchoStar II each have 16 transponders that operate at 130 watts of power. Subject to the anomalies described below, EchoStar III and EchoStar IV each have 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. EchoStar V has 32 transponders that operate at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel. Each transponder can transmit multiple digital video, audio and data channels. Each of our satellites has a minimum design life of 12 years.

         During 1998, three transponders on EchoStar III malfunctioned, resulting in the failure of a total of six transponders on the satellite. While the satellite can operate a maximum of 32 transponders at any time, the satellite manufacturer equipped it with a total of 44 transponders to provide redundancy. As a result of this redundancy and because the FCC licensed us to operate only 11 transponders at 61.5(degree) WL, where the satellite is located, the transponder anomaly has not caused a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised us that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that we would lose the ability to operate at least the 11 licensed transponders on the satellite.

         As a result of the failure of EchoStar IV solar arrays to fully deploy, and the unrelated failure of 20 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are currently available for use. Due to the normal degradation of the solar arrays, the number of available transponders may further decrease over time. Based on current data from Lockheed Martin, we expect that at least 10 high power transponders or 5 extra-high power transponders will probably be available over the remaining useful life of the satellite, absent significant additional transponder problems or other failures. In addition to the transponder failures, EchoStar IV has experienced anomalies affecting its heating systems and fuel system during 1999. As a result of the heating system and fuel system anomalies, the remaining useful life of EchoStar IV has been reduced to less than 10 years.

         In September 1998, we filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policy related to EchoStar
IV. However, if we receive $219.3 million for a constructive total loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. Although we believe we have suffered a total loss of EchoStar IV under that definition in the launch insurance policy, we intend to negotiate a settlement with the insurers to compensate us for the reduced satellite transmission capacity and allow us to retain title to the asset.

         While there can be no assurance, we do not currently expect a material adverse impact on short or medium term satellite operations. Although we have not fully assessed the impairment to EchoStar IV from the transponder failures and other anomalies, we continue to believe that insurance proceeds will be sufficient to offset all write-downs of satellite assets that might ultimately be necessary because of lost functionality. However, we can provide no assurance that additional material failures will not occur, and we can provide no assurance as to the ultimate amount that may be received from the insurance claim, or that coverage will be available. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

         Our satellite insurance policy for EchoStar IV consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million. Two of the participants in our insurance line have notified us they believe that our alleged delay in providing required insurance claim information may reduce their obligation to pay any settlement related to the claim. One carrier recently asserted it has no obligation to pay. We strongly disagree with the position taken by those insurers and continue to believe that the EchoStar IV insurance claim will be resolved in a manner satisfactory to us. However, we cannot assure you that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity. We met with our insurance carriers in November 1999 and are continuing discussions to resolve our claim.

SATELLITE LAUNCHES

         We expect to launch EchoStar VI during the second quarter of 2000 from Cape Canaveral, Florida on an Atlas IIAS rocket. EchoStar VI will be equipped with 32 transponders designed to operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VI has a minimum design life of 12 years. Delays or failures of launches preceding the launch of EchoStar VI could delay the launch date. Additionally, if other similar satellites experience anomalies, this could delay the launch of EchoStar VI until technical personnel discover the cause and the correct the anomalies. It is also possible that the launch date could occur sooner.

SATELLITES UNDER CONSTRUCTION

         EchoStar VII, expected to operate from the 119 (degrees) WL orbital location, will be designed and manufactured by Lockheed Martin Commercial Space Systems. EchoStar VIII, which is expected to operate at the 110 (degrees) WL orbital location, and EchoStar IX, which is expected to operate at the 121 (degrees) WL orbital location, will be designed and manufactured by Space Systems/Loral. EchoStar VII and EchoStar VIII will each be capable of operating 32 DBS transponders at 120 watts each, switchable to 16 DBS transponders operating at 240 watts each. Both will include spot-beam technology which could allow DISH Network to offer local channels or other value added services in as many as 60 or more markets across the United States. The spot beam payloads for each satellite have been designed to work together to maximize the number of local spot markets served across the United States, while providing mutual backup to offer increased reliability to customers. EchoStar IX will be capable of operating 32 Ku-band transponders at 110 watts each, in addition to a Ka band payload.

SATELLITE INSURANCE

         We renewed in-orbit insurance for EchoStar I, EchoStar II and EchoStar III through July 2000. The insurance policy with respect to in-orbit operation contains standard commercial satellite insurance provisions, including a material change in underwriting information clause requiring us to notify our insurers of any material change in the written underwriting information provided to the insurers or any change in any material fact or circumstance concerning our satellites insured under the policy. That notification could permit insurers to renegotiate the terms and conditions if the result is a material change in risk of loss or insurable interest. A change in the operating status of an insured satellite or any loss occurring during the policy period does not entitle the insurers to renegotiate the policy terms. Currently, our satellite insurance contains customary exclusions and does not apply to loss or damage caused by acts of war or civil insurrection, anti-satellite devices, nuclear radiation or radioactive contamination or certain willful or intentional acts designed to cause loss or failure of a satellite. There may be circumstances in which insurance will not fully reimburse us for any loss. For example, as a result of the failure over the past two years of three transponders on EchoStar III, resulting in the loss of use of six transponders, our new insurance policy for EchoStar III contains a deductible of three or six transponders, depending on the power mode that we operate in. As a result of this deductible, we are currently insured for approximately 81% of our total transponders on EchoStar III.

         The EchoStar IV launch insurance policy provided for insurance of $219.3 million covering the period from launch of the satellite on May 8, 1998 through May 8, 1999. Due to anomalies experienced by EchoStar IV during that period and the resulting pending claim for a total constructive loss, we did not obtain in-orbit insurance on EchoStar IV. Consequently, if we are unable to resolve our pending insurance claim to our satisfaction, EchoStar IV will not be insured against further losses in the future. In addition, insurance will not reimburse us for business interruption, loss of business, profit opportunity and similar losses that might arise from delay in the launch of any EchoStar satellite.

         We have procured normal and customary launch insurance for EchoStar V. The launch insurance policy provides for insurance of $225.0 million covering the period from launch of the satellite on September 23, 1999 through September 23, 2000. Before the policy expires, we expect to procure normal and customary in-orbit insurance but might not be able to procure that insurance at reasonable rates, or at all, if EchoStar V experiences any anomalies before that time or if market conditions change unexpectedly. We have also procured normal and customary launch insurance for EchoStar VI. The launch insurance policy provides for insurance of $225.0 million covering a one-year period from the date of launch of the satellite.

COMPETITION FOR OUR DISH NETWORK BUSINESS

         Our industry is highly competitive. Our competition includes companies that offer video, audio, data, programming and other entertainment services, including cable television, wireless cable, direct-to-home satellite, other DBS companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources than we have. We believe that quality and variety of video, audio and data programming, quality of picture and service, and cost are the key bases of competition.

         Cable Television. We encounter substantial competition in the subscription television market from cable television and other land-based systems. Cable television operators have a large, established customer base, and may have significant investments in, and access to, programming. Cable television service is currently available to more than 90% of the approximately 99 million United States television households, and approximately 66% of total United States households currently subscribe to cable. Cable television operators currently have an advantage relative to us by providing service to multiple television sets within the same household at no additional cost. Cable operators may obtain a competitive advantage by bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, efficient 2-way high speed data transmission, and/or telephone service on upgraded cable systems. For example, some cable companies now offer high speed Internet access over their upgraded fiber optic systems, and AT&T has announced that it is seeking to provide telephone service over cable systems. As a result of these and other factors, we may not be able to continue to expand our subscriber base or to compete effectively against cable television operators.

         In addition, entities such as regional telephone companies, which are likely to have greater resources than we have, are implementing and supporting digital video compression over existing telephone lines and digital "wireless cable." Moreover, mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, regional Bell operating companies and others may result in providers capable of offering bundled cable television and telecommunications services in competition with us. For instance, AT&T has acquired cable operator TCI and has entered into a definitive agreement to acquire the cable and other operations of MediaOne.

         Since a subscriber needs a direct line of sight to the satellite to receive DBS service, some households may not be able to receive DISH Network programming. Additionally, the cost required to receive DISH Network programming on multiple television sets may deter some potential customers from switching to DISH Network service. Furthermore, cable operators pay substantially lower royalty rates for the retransmission of distant network, local affiliate and superstation signals than we do.

         Other DBS and Direct-to-Home Satellite System Operators. Several other companies have DBS licenses and can compete with us for home satellite subscribers. Our primary competitor, DirecTV, operates five DBS satellites and has 46 channel assignments at orbital slots that provide coverage to the entire continental United States. DirecTV currently offers more than 300 channels of combined video and audio programming and, as of December 1999, had approximately
8.1 million subscribers. DirecTV is, and will be for the foreseeable future, in an advantageous position with regard to market entry, programming, such as DirecTV's exclusive sports programming and, possibly, volume discounts for programming offers. Further, DirecTV hardware and programming is available for sale in Circuit City, Best Buy and Radio Shack. Our equipment is not available at these, or most other large consumer electronics chains. Additionally, DirecTV offers out of market NFL, NBA, NHL and other sports programming that is not available to our subscribers. As discussed above in "Recent Developments", we have initiated a lawsuit against DirecTV.

         Two other satellite companies have conditional permits for a comparatively small number of DBS frequency assignments that could be used to provide service to portions of the United States. If the number of DBS operators increases in the future, or if the number of DBS frequency assignments to our existing DBS competitors increases, DISH Network subscriber growth could be adversely affected.

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

ECHOSTAR TECHNOLOGIES CORPORATION

         Employees of EchoStar Technologies Corporation, one of our wholly-owned subsidiaries, internally design and engineer EchoStar receiver systems. Our satellite receivers have won numerous awards from the Consumer Electronics Manufacturers Association, dealers, retailers, and industry trade publications. We outsource the manufacture of EchoStar receiver systems to third parties who manufacture the receivers in accordance with our specifications.

         We created our ETC division in connection with the development of the DISH Network. We believe that we have an opportunity to grow this business further in the future. The same employees who design EchoStar receiver systems for the DISH Network also design the set-top boxes sold to international direct-to-home satellite TV customers. Our satellite receivers are designed around the DVB standard, which is widely used in Europe and Asia. Consequently, international ETC projects may result in improvements in design and economies of scale in the production of EchoStar receiver systems for the DISH Network.

         In addition to supplying EchoStar receiver systems for the DISH Network, ETC supplies similar digital satellite receivers to international satellite TV service operators and a variety of digital and analog receivers to consumers through our international distribution network. We believe that direct-to-home satellite service is well-suited for countries without extensive cable infrastructure. We also offer consulting and integration services to development stage, international direct-to-home satellite operators, which may result in sales of receiver systems to these customers. We are actively soliciting new business for ETC, but we can not provide any assurance in that regard.

         Our two major international customers are Via Digital, a subsidiary of Telefonica, Spain's national telephone company, and ExpressVu, a subsidiary of Bell Canada, Canada's national telephone company. Our future revenue in this area depends largely on the success of these operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the intensity of competition for international subscription television subscribers.

         ETC's business also includes our Atlanta-based EchoStar Data Networks Corporation and UK-based Eldon Technology Limited subsidiaries. EchoStar Data Networks is a supplier of technology for distributing Internet content over satellite networks. Eldon Technology designs digital televisions and set-top boxes, strengthening our product design capabilities for satellite receivers and integrated televisions in both the international and United States markets.

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

SATELLITE SERVICES

         Our Satellite Services business unit primarily leases capacity on our satellites to customers, including international services that broadcast foreign-language programming to our subscribers in the United States, and Fortune 1000 companies that use our business television service to communicate with employees, customers and suppliers located around the United States. In addition, we are developing a wide range of Internet and high-speed data services. We have formed a joint venture with OpenTV intended to offer DISH Network customers and other video platforms around the world a low cost, interactive digital receiver with a built-in hard disk drive that will permit viewers to pause and record live programs without the need for video tape. The new set-top box, expected to be available during the fourth quarter of 2000, would offer interactive television services developed by OpenTV. In addition, by the end of 2000, together with Gilat-To-Home we plan to offer consumers two-way, high-speed satellite Internet access along with DISH Network satellite television programming via a single dish.

COMPETITION FOR OUR SATELLITE SERVICES BUSINESS

         We compete with a number of other companies, including those using similar and different technologies, to provide satellite services. Many of these competitors have substantially greater financial and other resources than we have. Our principal competitors include, other satellite system operators, cable television system operators, Internet service providers, and telephone companies. While there can be no assurance, we believe that we can compete with these other companies based on our knowledge and experience in the direct-to-home satellite TV and DBS industry, our technological leadership and new product capabilities, the quality of our video, audio and data transmissions, the quality of service provided, and cost.

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

         We are required to obtain authorizations and permits from the FCC and other similar foreign regulatory agencies to construct, launch and operate our satellites and other components of our DBS system. Additionally, as a private operator of a United States satellite system, we are subject to the regulatory authority of the FCC and the Radio Regulations promulgated by the International Telecommunication Union. We also have to obtain import and general destination export licenses from the United States Department of Commerce to receive and deliver components of direct-to-home satellite TV systems. In addition, the delivery of satellites and related technical information for the purpose of launch by foreign launch services provider is subject to strict export control and prior approval requirements.

FCC PERMITS AND LICENSES

         The FCC has jurisdiction and review power over the following general areas:

         o    assigning frequencies and authorizations;
         o ensuring compliance with the terms and conditions of such assignments and authorizations, including required timetables for construction and operation of satellites and other due diligence requirements;
         o    authorizing individual satellites and earth stations;
         o    avoiding interference with other radio frequency emitters;
         o ensuring compliance with applicable provisions of the Communications Act of 1934.

         All of our FCC authorizations are subject to conditions as well as to the FCC's authority to modify, cancel or revoke them. In addition, all of our authorizations for satellite systems that are not yet operational are subject to construction and progress obligations, milestones, reporting and other requirements. The FCC has indicated that it may revoke, terminate, condition or decline to extend or renew such authorizations if we fail to comply with applicable Communications Act requirements. If we fail to file adequate reports or to demonstrate progress in the construction of our satellite systems, the FCC has stated that it may cancel our authorizations for those systems. We have not filed, or timely filed, all required reports or other filings, and some of our construction permits have expired, in connection with our authorized systems with the FCC. We cannot be certain whether or not the FCC would cancel our authorizations. While we have filed with the FCC pending requests for extensions of authorizations that have expired, we cannot be sure how the FCC will rule on these requests. In addition, some of our permits and extension requests have been, and may continue to be, contested in FCC proceedings and in court by several companies with adverse interests.

         The FCC issues DBS licenses for ten year periods, which is less than the useful life of a healthy DBS satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator's license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declined to renew the operator's license, the operator would be required to cease operations and the frequencies would revert to the FCC. The FCC usually grants special temporary authorizations for periods of up to 180 days. These authorizations are usually subject to several other conditions. We also must obtain FCC authorization to operate our earth stations, including the earth stations necessary to uplink programming to our satellites.

         Our licenses to operate EchoStar I and EchoStar II at the 119 (degrees) WL orbital location will expire in 2006. Our license to operate EchoStar III over 11 channels at 61.5 (degrees) WL will expire in 2008. Our authorization at 148 (degrees) WL requires us to construct a satellite by December 20, 2000 and to utilize all of our FCC-allocated frequencies at that location by December 20, 2002, or risk losing those frequencies that we are not using. During May 1999, the FCC approved the assignment to us of MCI's license to operate a DBS satellite system at 110 (degrees) WL. Also, in June 1999, the FCC granted in part MCI's request to modify and clarify that authorization. The FCC imposed several conditions on this grant, and while MCI has submitted certain information to the FCC in response to these conditions, we cannot be sure that the FCC will consider that submission to be adequate.

         EchoStar IV was originally licensed to operate at our 119 (degrees) WL orbital location, however, it experienced anomalies, as discussed above, that required us to change our plans. During the first half of 1999, we operated EchoStar IV at the 148 (degrees) WL orbital location under a special temporary authorization. As a result of additional anomalies EchoStar IV cannot exploit all of our frequencies at the 148 (degrees) WL orbital location. In connection with approval of the 110 acquisition, we received special temporary authorization from the FCC to temporarily move EchoStar IV from its position at 148 (degrees) WL to the 110 (degrees) WL orbital location and temporarily provide service from 110 (degrees) WL. The programming EchoStar IV previously carried was moved to EchoStar I and EchoStar II at the 119 (degrees) WL orbital location. We recently moved EchoStar IV to the 119 (degrees) WL orbital location in conjunction with our plan to provide local-into-local broadcast service as well as core programming from 110 (degrees) WL orbital location. We have an authorization from the FCC to operate that satellite over certain frequencies at that location, and we recently received special temporary authorization to operate the satellite over additional frequencies and at the 119.35 (degrees) WL orbital location (instead of the authorized 119.2 (degrees) WL location). Our current plan is to transition some of the programming now on EchoStar I and II to EchoStar IV, which can provide service to Alaska and Hawaii from that orbital location. In connection with that plan, we have also petitioned the FCC to confirm that we have met our due diligence obligations for the 148 (degrees) WL orbital location, or alternatively to extend our milestone for that location. The State of Hawaii has opposed that request and there is no assurance that it will be granted by the FCC.

IN-ORBIT AUTHORIZATIONS

         The telemetry, tracking and control operations of EchoStar I are in an area of the frequency spectrum called the "C-band." Although the FCC granted us conditional authority to use these frequencies for telemetry, tracking and control, in January 1996 a foreign government raised an objection to EchoStar I's use of these frequencies. We cannot be certain whether that objection will subsequently require us to relinquish the use of such C-band frequencies for telemetry, tracking and control purposes. Further, EchoStar II's telemetry, tracking and control operations are in the "extended" C-band. Our authorization to use these frequencies expired on January 1, 1999. Although we have timely applied for extension of that authorization to November 2006, we cannot be sure that the FCC will grant our request. If we lose the ability to use these frequencies for controlling either satellite, we would lose the satellite. Recently, the FCC released a notice of proposed rulemaking that may prohibit future satellite operations in the "extended" C-band frequencies. The FCC also is no longer accepting earth station applications in that band. These recent developments might have negative implications for us.

INTERNATIONAL TELECOMMUNICATION UNION STANDARDS

         Our DBS system also must conform to the ITU broadcasting satellite service plan. If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants' operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference to other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. We believe the United States government has filed modification requests with the ITU for EchoStar I, II and III. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. We cannot predict when the ITU will act upon these requests for modification or if they will be granted.

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

         We also have a conditional permit for one frequency at the 110 (degrees) WL orbital location and a total of 11 western frequencies at the 175 (degrees) WL orbital location that expired on August 15, 1999. That expiration date is pursuant to an extension granted by the FCC's International Bureau in 1996. That extension was subject to the condition that we make significant progress toward construction and operation of a DBS system substantially in compliance with, or ahead of, the most recent timetable that we submitted to the FCC. The FCC's International Bureau also urged us to expedite construction and launch of additional satellites for our DBS system at these frequencies. PrimeStar, a DBS provider that DirecTV acquired in 1999, filed a request with the FCC that is still pending requesting that the FCC reverse the International Bureau's grant of an extension.

         We also have a conditional permit for 11 additional frequencies at 175 (degrees) WL, which was set to expire on November 30, 1998. That expiration date was pursuant to an extension granted by the FCC's International Bureau in 1995. When it granted the extension, the FCC reserved the right to cancel the permit if we failed to progress toward operation of the DBS system in accordance with the timetable that we submitted to the FCC. That extension also is subject to a still pending challenge by PrimeStar.

         While we have timely filed requests for extension of all the western permits, we cannot be sure how the FCC will act with respect to these requests.

OTHER LICENSES AND CONDITIONAL AUTHORIZATIONS

         We also have received licenses and conditional authorizations from the FCC to operate satellites in the Ka-band, Ku-band and extended Ku-band frequencies. Use of those licenses and conditional authorizations are subject to certain due technical and due diligence requirements, including the requirement to construct and launch additional satellites. The granting of those licenses has been challenged by parties with interests that are adverse to ours. The construction, completion and launch milestones for both Ku-band satellites have expired. We have filed a timely request for the extension of these milestones for our Ku-band system. If we successfully construct and launch Ku-band, extended Ku-band, Ka-band and/or low earth orbit satellites, we might be able to use those satellites to complement the DISH Network, or for a variety of other uses. It is possible that the Ku-band and Ka-band orbital locations requested by us and others could permit construction of satellites with sufficient power to allow reception of satellite signals by relatively small dishes. As these projects are in the early stages of development and are currently being challenged by several companies with interests adverse to ours, there can be no assurance that the FCC will sustain these licenses, or grant the pending applications, or that we will be able to successfully capitalize on any resulting business opportunities.

REGULATIONS

         DBS Rules. Once the FCC grants a conditional construction permit, the permittee must proceed with due diligence in constructing the system. The FCC has adopted specific milestones that must be met in order to retain the permit, unless the FCC determines that an extension or waiver is appropriate. Permittees must file semi-annual reports on the status of their due diligence efforts. The due diligence milestones require holders of conditional permits to complete contracting for construction of their systems within one year of grant of the permit. Additionally, the satellites must be operational within six years of grant. For permits issued after January 19, 1996, permittees must complete construction of the first satellite in their system within four years of grant of the permit. The FCC also may impose other conditions on the grant of the permit. The holders of new DBS authorizations issued on or after January 19, 1996 must also provide DBS service to Alaska and Hawaii from at least one of their DBS satellites or they will have to relinquish their western assignments. We are presently not able to satisfy this requirement from 148 (degrees) WL. Accordingly, we have requested a waiver of that requirement. The state of Hawaii has requested many conditions to such a waiver, and we have opposed several of these conditions. In addition, we are required to serve Alaska and Hawaii from the 110 (degrees) WL orbital location. While we believe that our current plan, which involves the use of our capacity at that location for local-into-local broadcast as well as core programming, is in compliance with that requirement, there can be no assurance that the FCC will consider this plan as complying with the rule.

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

         The FCC imposes different rules for "subscription" and "broadcast" services. We believe that because we offer a subscription programming service, we are not subject to many of the regulatory obligations imposed upon broadcast licensees. However, we cannot be certain whether the FCC will find in the future that we should comply with regulatory obligations as a broadcast licensee with respect to our current and future operations, and certain parties have requested that we be treated as a broadcaster. If the FCC determined that we are a broadcast licensee, the FCC may require us to comply with all regulatory obligations imposed upon broadcast licensees, which are generally subject to more burdensome regulation than subscription service providers like us.

         The Communications Act, and the FCC's implementing regulations, provide that when subsidiaries of a holding company hold certain types of FCC licenses, foreign nationals or their representatives may not own or vote more than 25% of the total equity of the holding company, except upon an FCC public interest determination. Although the FCC's International Bureau has ruled that these limitations do not apply to providers of subscription DBS service like us, the ruling is under challenge. Furthermore, the limitations will apply to our licenses for fixed satellite service if we hold ourselves out as a common carrier or if the FCC decides to treat us as a common carrier. The FCC has noted that we have proposed to operate one of our authorized fixed satellite service systems on a common carrier as well as a non-common carrier basis. We have recently informed the FCC that we have no common carrier plans with respect to that system.

         Currently, a subsidiary of News Corporation, an Australian corporation, owns approximately 7% of our total outstanding class A common stock or 1% of our total voting power. This ownership has increased the possibility that foreign ownership of our stock may exceed the foreign ownership limitations, if they apply. In connection with the MCI WorldCom authorization that we received in the 110 acquisition, the FCC has decided to waive any foreign ownership limitations to the extent applicable. Nevertheless, we cannot foreclose the possibility that, in light of any subsequent FCC decisions or policy changes, we may in the future need a separate FCC determination that foreign ownership in excess of any applicable limits is consistent with the public interest in order to avoid a violation of the Communications Act or the FCC's rules.

         If we do not comply with applicable Communications Act requirements and FCC rules, regulations, policies, and orders, the FCC could revoke, condition, or decline to review or decline to extend an authorization.

         The Telecommunications Act of 1996. The 1996 Act clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services. It further clarifies that criminal penalties may be imposed for piracy of direct-to-home satellite services. The 1996 Act also offers DBS operators relief from private and local government-imposed restrictions on the placement of receiving antennas. In some instances, DBS operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennas on or near homes. During 1996, the FCC announced rules designed to implement Congress' intent. The FCC's rules prohibit most organizations from imposing restrictions on the installation of antennas, including DBS satellite dishes smaller than one meter, on or near homes, unless the restriction is necessary for safety or preservation of a recognized historic district. Local governments and associations can apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. In November 1998, the FCC extended these rules to allow renters to install antennas within their leaseholds, such as homes, gardens, patios, terraces and balconies. The FCC declined to extend the rules to permit the installation of antennas on common property or on property to which a viewer was not permitted access, such as the locked roof of an apartment building. Several groups have filed appeals against the November order. The 1996 Act also pre-empted local governments from imposing taxes or fees on direct-to-home satellite services, including DBS. Finally, the 1996 Act required that multi-channel video programming distributors, including DBS operators, fully scramble or block channels providing indecent or sexually explicit adult programming. If a multi-channel video programming distributor cannot fully scramble or block such programming, it must restrict transmission to those hours of the day when minors are unlikely to view the programming.

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

         Any change in the Cable Act and the FCC's rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis. Under the Cable Act and the FCC's rules, cable-affiliated programmers generally must offer programming they have developed to all multi-channel video programming distributors on non-discriminatory terms and conditions. The Cable Act and the FCC's rules also prohibit some types of exclusive programming contracts. We purchase a substantial percentage of our programming from cable-affiliated programmers. Some of these restrictions on cable-affiliated programmers will expire in 2002 unless the FCC extends the rules. While we have filed several complaints with the FCC alleging discrimination, exclusivity, or refusals to deal, we have had limited success in convincing the FCC to grant us relief. The FCC has denied or dismissed many of our complaints, and we believe has generally not shown a willingness to enforce the program access rules stringently. As a result, we may be limited in our ability to obtain access (or non-discriminatory access) to cable-affiliated programming. In addition, the FCC recently modified certain of its attribution rules that determine whether a programmer is affiliated with a cable operator and therefore subject to the program access obligations. We do not yet know the implications or impact of these modified rules.

         We cannot be certain whether or not cable or other TV service providers would seek to acquire sports franchises or other popular programming and distribute exclusively the corresponding programming, which could possibly limit our access to such popular programming. For example, during May 1998, we filed a complaint against Comcast, a major cable provider, seeking access to the sports programming controlled by Comcast in the Philadelphia area. In January 1999, the FCC denied this complaint, partly on the basis that Comcast's programming is delivered terrestrially and therefore is not subject to program access prohibitions. We cannot be certain whether or not other TV service providers who control production or distribution of their own programming would switch to terrestrial transmission of their programming and seek to rely on the FCC's denial of our complaint against Comcast in order to deny us access to their programming.

         Under a requirement of the Cable Act, the FCC recently imposed public interest requirements on DBS licensees, such as us, to set aside four percent of channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers. This could also displace programming for which we could earn commercial rates and could adversely affect our financial results. In addition, the American Distance Education Consortium, or ADEC, recently filed an informal complaint claiming that our requested rates for carrying non-commercial programming are higher than allowed by the rules, and filed a petition asking the FCC to declare that we may not use our EchoStar III satellite at the 61.5 (degrees) WL orbital location to carry ADEC's programming, but must instead use one of our satellites at the 119 (degrees) WL orbital location. The FCC released its Order in that proceeding on November 24, 1999. The FCC ruled that we may not use only EchoStar III at the 61.5 (degrees) WL orbital location for all of the public interest programming that we must carry. Rather, we must, at a minimum, reserve 4% of our channels at each of our orbital locations capable of transmitting programming to the entire continental United States, exclusively for public interest programming. The FCC also deferred decision on the reasonableness of our proposed fees pending additional submissions by the parties, which have been made, and ruled that we have the right to use a third party to aid in the administration of our set-aside obligation. The FCC's determinations may further restrict our flexibility and require us to devote additional capacity for public interest programming from our orbital locations capable of transmitting programming to the entire continental United States. In addition, the FCC, on December 17, 1999, denied our request for waiver of the public interest rules to extend the December 15, 1999 deadline by which we had to reserve capacity for noncommercial programming. While the FCC ruled that it would not initiate enforcement proceedings for violation of the requirement for the period December 16, 1999 to January 7, 2000, it also stated that it would investigate and possibly initiate enforcement proceedings for violations occurring on December 15, 1999 or after January 7, 2000. The FCC referred the matter to the Enforcement Division, which subsequently sent us a letter requesting additional information. We have submitted that information and believe we have shown that, while we were not in full compliance with the set-aside requirement on December 15, 1999, we brought our system into compliance with the rules by January 7, 2000. The Enforcement Division has sent a second letter requesting additional information. There can be no assurance that the Enforcement Division will, agree with that view, or that it will not commence enforcement proceedings.

         The FCC has commenced a rulemaking which seeks to streamline and revise its rules governing DBS operators. This rulemaking concerns many new possible DBS rules. There can be no assurance about the content and effect of any new DBS rules passed by the FCC.

         Certain Other Rulemakings. The FCC recently proposed to allocate additional "expansion" spectrum for DBS operators starting in 2007. DirecTV has filed an application for a satellite system using those expansion frequencies.

         Foreign satellite systems also are potential providers of DBS service within the United States. In May 1996, in its DISCO II proceeding, the FCC proposed permitting foreign satellite systems to serve the United States if the home country of the foreign-licensed satellite offers open "effective competitive opportunities" in the same type of satellite service to United States licensed satellites. In the February 1997 World Trade Organization Agreement, the United States offer contained an exemption from market opening commitments for, among other things, DBS and direct-to-home satellite services. In November 1997, the FCC released new rules that maintained the effective competitive opportunities test with respect to foreign-licensed satellites seeking to provide DBS and direct-to-home satellite services in the United States. The FCC also established a strong presumption in favor of authorizing foreign-licensed satellites to provide services other than DBS and direct-to-home satellite in the United States. The FCC has also reached bilateral protocols allowing the provision of DBS service by satellites licensed by Mexico and Argentina.

         The FCC has proposed allowing non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency as DBS and Ku-based FSS services. If the proposal is adopted, these satellite operations could provide global high-speed data services. This would, among other things, create additional competition for satellite and other services. The FCC has also requested comment on a request that would allow a terrestrial service proposed by Northpoint Communications, Inc. to retransmit local television or other video and data services to DBS subscribers or others in the same DBS spectrum that we use throughout the United States. Northpoint has been allowed by the FCC to conduct experimental operations in Texas and Washington, D.C. The FCC recently also allowed DirecTV and us to conduct our own experimental tests for interference. Furthermore, the Satellite Home Viewer Improvement Act, as adopted during 1999, requires the FCC to make a determination regarding licenses for facilities that will broadcast signals to underserved markets by using spectrum otherwise allocated to commercial use, possibly including our DBS spectrum. If Northpoint or other entities become authorized to use our spectrum, they could cause harmful and substantial interference into our service.

         Distant and Local Broadcast Signals. We believe that our ability to deliver local programming via satellite into the markets from which the programming originates helps us attract subscribers who would not otherwise be willing to purchase satellite systems. Although we have commenced providing local network service to eligible subscribers in various metropolitan centers, subject to certain conditions, our ability to provide such a service is limited as detailed below.

         Satellite Home Viewer Act and Retransmission Consent. In order to retransmit network station programming, satellite companies, including us, must have a copyright license and must obtain the retransmission consent of the station concerned, subject to certain exceptions. Through our agreement with News Corporation, we received the right to retransmit programming from local FOX Network-owned and operated stations. While we have obtained retransmission consents from certain network stations, we have not been successful in obtaining all requested retransmission consents.

         The Copyright Act, as amended by the Satellite Home Viewer Improvement Act of 1999, permits satellite retransmission of distant network channels only to "unserved households." Whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC. In February 1999, the FCC released a report and order on these matters. Although the FCC declined to change the values of Grade B intensity, it adopted a method for measuring it at particular households. The FCC recently denied in part and granted in part our petition for reconsideration, allowing us some additional flexibility in the method for measuring Grade B intensity but denying our requests on other matters. We cannot be sure whether these methods are favorable to us or what weight, if any, the courts will give to the FCC's decision. In addition, the Satellite Home Viewer Improvement Act of 1999 could adversely affect us in several respects. The legislation prohibits us from carrying more than two distant signals for each broadcasting network and leaves the FCC's Grade B intensity standard unchanged without future legislation. While the Satellite Home Viewer Improvement Act of 1999 reduces the royalty rate that we currently pay for superstation and distant network signals, it directs the FCC to require us to delete substantial programming, including sports programming, from these signals. These requirements may significantly hamper our ability to retransmit distant network and superstation signals.

         For existing customers, the Satellite Home Viewer Improvement Act of 1999 also permits hundreds of thousands of consumers to continue to receive distant network channels who would otherwise be required to be disconnected. The new law generally does not, however, permit consumers predicted to receive a signal of "Grade A" intensity to continue receiving distant network channels. As a result, we believe hundreds of thousands of consumers have or could lose access to distant network channels by satellite. In anticipation of passage of the legislation, and for other reasons, we have ceased providing distant network channels to tens of thousands of customers. These turnoffs, together with others in the future, could result in a temporary material increase in subscriber turnover and a small reduction in revenue per subscriber. Further, broadcasters could seek a permanent injunction on our sales of local and distant network channels, which would have a material adverse effect on our subscriber turnover, revenue, ability to attract new subscribers, and our business operations generally. The law also instructs the FCC to enact rules that would require us to delete substantial programming from distant signals, including sports programming.

         We currently offer programming broadcast by local affiliates of national television networks to over 20 major population centers in the continental United States. Although we believe that the Satellite Home Viewer Act of 1994 permitted us to retransmit the programming of a local network station back to its local market by satellite, several other parties oppose that view. The Satellite Home Viewer Improvement Act of 1999 generally gives satellite companies a statutory copyright license to retransmit local-into-local network programming subject to obtaining the retransmission consent of the local network station. If the retransmission consent is not obtained from a particular local network station on or before May 29, 2000 (the six-month anniversary of the act), we are required to cease transmission of that station's signals. We have entered into a limited number of retransmission consent agreements and are negotiating additional agreements. We cannot be certain, however, whether we will obtain retransmission consents to the extent they are required from the three major networks other than Fox's owned and operated stations or any local affiliate or that we will receive as many consents as our DBS competitor, DirecTV. If we fail to receive such consents on or before May 29, 2000, we may have to turn off some viewers access to local network stations which could have an adverse effect on our strategy to compete with cable companies, which provide local programming. While the legislation directs the FCC to impose certain restrictions on the broadcasters' flexibility in retransmission consent negotiations, these restrictions are very limited and could be of little practical benefit to us, particularly since the FCC is not required to implement rules in this regard for one year from the passage of the legislation. Consequently, our efforts to retransmit local channels by satellite could be substantially blocked by the legislation.

         In sum, the compulsory copyright license under the Satellite Home Viewer Improvement Act of 1999 and the retransmission consent rules of the Communications Act of 1934, as amended, may not be sufficient to permit us to implement our strategy to retransmit that programming in the most efficient and comprehensive manner.

         Many other provisions of the Satellite Home Viewer Improvement Act of 1999 could adversely affect us. Among other things, the law includes the imposition of "must carry" requirements on DBS providers. The must carry rules generally would require that commencing in January 2002 satellite distributors carry all the local broadcast stations in areas they serve, not just the four major networks. Since we have limited capacity, the number of markets in which we can offer local programming would be reduced by the must carry requirement to carry large numbers of stations in each market we serve. The legislation also includes provisions which could expose us to material monetary penalties, and permanent prohibitions on the sale of all local and distant network channels, based on what could be considered even inadvertent violations of the legislation, prior law, or the FCC rules. Imposition of these penalties would have a material adverse effect on our subscriber turnover, revenue, ability to attract new subscribers, and our business operations generally.

         Consistent with the requirements of the Satellite Home Viewer Improvement Act of 1999, the FCC has commenced rulemakings on, among other things, the requirement that broadcasters negotiate in good faith in retransmission consent negotiations, the requirements for satellite carriers to delete programming from certain broadcast signals, and the predictive model for determining whether a household is unserved. Several parties have opposed our position in these proceedings. For instance the National Association of Broadcasters and certain members Congress, as well as others, have made submissions to the FCC requesting lenient treatment of broadcasters under the good faith requirements. We cannot be sure that the FCC will not agree to these requests or that these proceedings will result in rules that are favorable to us.

         Opposition to our Delivery of Distant Signals. During 1998, the national networks and local affiliate stations challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, we obtained distant broadcast network channels for distribution to our customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers distributors as well. The plaintiffs in the Florida litigation informed us that they considered us a distributor for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. We have implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by us.

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

         In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV in Miami related to the delivery of distant network channels to DirecTV customers by satellite. Under the terms of a settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other

DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

         The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the court to enjoin us from providing network programming except under very limited circumstances. In general, the networks want us to turn off programming to our customers on the same schedule agreed to by DirecTV.

         A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling upon the networks' preliminary injunction motion.

         If this case is decided against us, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by us could result, including potentially a nationwide permanent prohibition on our broadcast of ABC, NBC, CBS and Fox network channels by satellite. The litigation and the new legislation discussed above, among other things, could also require us to terminate delivery of network signals to a material portion of our subscriber base, which could cause many of these subscribers to cancel their subscription to our other services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. We have sent letters to some of our subscribers warning that their access to distant broadcast network channels might be terminated soon and have already terminated ABC, NBC, CBS and Fox programming to many customers.

PATENTS AND TRADEMARKS

         Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we would be required to cease developing or marketing those products, to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. If a competitor holds intellectual property rights, the entity might be predisposed to exercise its right to prohibit our use of its intellectual property in our products and services at any price, thus impacting our competitive position.

         We cannot assure you that we are aware of all patents and other intellectual property rights that our products may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent and, accordingly, we cannot evaluate the extent to which our products may infringe claims contained in pending patent applications. Further, it is often not possible to determine definitively whether a claim of infringement is valid, absent protracted litigation.

         We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Those costs, and their impact on net income, could be material. Damages in patent infringement cases can also include a tripling of actual damages in certain cases. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our liquidity and operating results. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

EMPLOYEES

         We had 6,048 employees at December 31, 1999, of which 5,902 worked in our domestic operations and 146 worked in our international operations. We are not a party to any collective bargaining agreement and generally consider relations with our employees to be good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
    (FURNISHED IN ACCORDANCE WITH ITEM 401(b) OF REGULATION S-K, PURSUANT TO
                     GENERAL INSTRUCTION G(3) OF FORM 10-K)

         The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer's business experience during the past five years:


NAME                               AGE     POSITION
------------------------------    ------   ------------------------------------------------------
Charles W. Ergen .............      47      Chairman, Chief Executive Officer and President
James DeFranco ...............      47      Executive Vice President and Director
Michael T. Dugan .............      51      President, EchoStar Technologies Corporation
Steven B. Schaver ............      46      Chief Operating and Financial Officer
David K. Moskowitz ...........      41      Senior Vice President, General Counsel, Secretary and
                                              Director
Mark W. Jackson ..............      39      Senior Vice President, Satellite Services
Soraya Hesabi-Cartwright .....      39      Senior Vice President, Human Resources and
                                              Customer Service
Purvish C. Kothari ...........      39      Senior Vice President and Chief Information Officer

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

         David K. Moskowitz. Mr. Moskowitz is the Senior Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. He was elected to our Board of Directors during 1998. Mr. Moskowitz is responsible for all legal affairs and certain business functions for EchoStar and its subsidiaries.

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

         Purvish C Kothari. Mr. Kothari joined EchoStar in March 1999 as Senior Vice President and Chief Information Officer. Mr. Kothari oversees the enterprise technology applications for EchoStar. From 1998 until he joined EchoStar in 1999, Mr. Kothari was Vice President of Information Systems at Tricon Global Restaurants where his primary duties included providing technological leadership for developing and implementing integrated Information

System initiatives for Tricon Next Generation Systems. From 1997 to 1998, Mr. Kothari was Vice President of Operations Information Systems and Strategy at Coors Brewing Company. His primary duties included overall management of business application systems, manufacturing support systems, strategic initiatives and other areas. From 1996 to 1997, Mr. Kothari served as Vice President of New Products/New Ventures, Engineering Systems and Quality at Teledyne Water Pik, where his duties included profit and loss responsibility for directing and planning of new products as well as the quality and engineering initiatives for the organization. Prior to joining Teledyne Water Pik Mr. Kothari served as Vice President of Quality and Education at US West Marketing Resource Group. Mr. Kothari's primary responsibilities included increasing quality, customer satisfaction and shareholder value.

         There are no family relationships among the executive officers and directors of EchoStar or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning our material properties:


                                                                   SEGMENT(S) USING       APPROXIMATE
DESCRIPTION/USE/LOCATION                                               PROPERTY          SQUARE FOOTAGE       OWNED OR LEASED
-------------------------------------------------------          --------------------  -------------------  -------------------
Corporate headquarters and customer service
   center, Littleton, Colorado ........................                 All                    156,000              Owned

EchoStar Technologies Corporation office and
   distribution center, Englewood, Colorado ...........                 ETC                    155,000              Owned

Warehouse and distribution center, Denver,
   Colorado ...........................................                 ETC                    132,800             Leased

Customer service center, El Paso, Texas ...............             Dish Network               100,000             Leased

Customer service center, McKeesport,
   Pennsylvania .......................................             Dish Network               100,000             Leased

Digital broadcast operations center, Gilbert, AZ ......           Dish Network and
                                                                 Satellite Services            120,000              Owned

Office and distribution center, Sacramento,
   California .........................................                 ETC                     78,500              Owned

Digital broadcast operations center, Cheyenne,                    Dish Network and
   Wyoming ............................................          Satellite Services             55,000              Owned

Customer service center, Thornton, Colorado ...........             Dish Network                55,000              Owned

European headquarters and warehouse, Almelo,
   The Netherlands ....................................            ETC and Other                53,800              Owned


ITEM 3.  LEGAL PROCEEDINGS

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

The News Corporation Limited

         During February 1997, News Corporation agreed to acquire approximately 50% of our outstanding capital stock. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation, we have a contingent fee arrangement with the attorneys who represented us in that litigation, which provides for the attorneys to be paid a percentage of any net recovery obtained in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. We are vigorously contesting the attorneys' interpretation of the fee arrangement, which we believe significantly overstates the magnitude of our liability. We also believe that the fee arrangement is void and unenforceable because the attorneys who represented us are seeking a fee that we believe is unreasonable and excessive, among other things. If we are unable to resolve this fee dispute with the attorneys, it would be resolved through arbitration or litigation. During mid-1999, we initiated litigation against the attorneys in the District Court, Arapahoe County, Colorado, arguing that the fee arrangement is void and unenforceable. We have also asserted claims for breach of fiduciary duty, constructive fraud, breach of the fee arrangement, and misappropriation of trade secrets against the attorneys. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

         We filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta court action recently denied our Motion to Dismiss. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal court action has stayed that case before ruling on our motion to dismiss. We intend to vigorously defend the suits in the event our motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

         Under the Satellite Home Viewer Act, the determination of whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC.

         During 1998, the national networks and local affiliate stations challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, we obtained distant broadcast network signals for distribution to our customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers distributors as well. The plaintiffs in the Florida litigation informed us they considered us a distributor for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. We have implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by us.

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

         In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV in Miami related to the delivery of distant network channels to DirecTV customers by satellite. Under the terms of a settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

         The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin us from providing network programming except under very limited circumstances. In general, the networks want us to turn off programming to our customers on the same schedule agreed to by DirecTV.

         A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion.

         If this case is decided against us, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by us could result, including potentially a nationwide permanent prohibition on our broadcast of ABC, NBC, CBS and Fox network channels by satellite. The litigation and the new legislation discussed above, among other things, could also require us to terminate delivery of network signals to a material portion of our subscriber base, which could cause many of these subscribers to cancel their subscription to our other services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. We have sent letters to some of our subscribers warning that their access to distant broadcast network channels might be terminated soon and have terminated ABC, NBC, CBS and Fox programming to many customers.

         In November 1999, Congress passed new legislation regarding the satellite delivery of network programming and it was signed into law by President Clinton. This new law has the potential of reducing the number of customers whose network channels EchoStar may otherwise be required to terminate as the law "grandfathers" in many subscribers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Class A common stock is quoted on the Nasdaq Stock Market under the symbol "DISH." The high and low closing sale prices of the Class A common stock during 1998 and 1999 on the Nasdaq Stock Market (as reported by Nasdaq) are set forth below:


1998                                         High         Low
----                                       --------     --------
First Quarter ..........................   5 25/32      4 5/32
Second Quarter .........................   7 3/4        5 5/8
Third Quarter ..........................   7 13/32      4 13/32
Fourth Quarter .........................   12 3/32      5 1/16


1999                                         High         Low
----                                       --------     --------
First Quarter ..........................   20 13/32     11 1/2
Second Quarter .........................   39 35/64     20 1/8
Third Quarter ..........................   48 1/2       28 3/8
Fourth Quarter .........................   97 1/2       44 31/32

         As of March 7, 2000, there were approximately 4,000 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of March 7, 2000, all 119,217,604 outstanding shares of our Class B common stock were held by Charles
W. Ergen, our Chief Executive Officer. There is currently no trading market for our Class B common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data as of and for each of the five years ended December 31, 1999 have been derived from, and are qualified by reference to our Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 1999, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                                    YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                         1995            1996           1997            1998            1999
                                                     ------------    ------------    ------------    ------------    ------------
                                                                (IN THOUSANDS, EXCEPT SUBSCRIBERS AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
REVENUE:
  DISH Network ...................................   $       --      $     60,132    $    344,250    $    683,032    $  1,352,603
  DTH equipment sales and integration
  services .......................................         35,816          78,062          91,637         256,193         184,041
  Satellite services .............................           --             5,822          11,135          22,366          41,071
  C-band and other ...............................        112,704          54,885          30,396          21,075          25,126
                                                     ------------    ------------    ------------    ------------    ------------
Total revenue ....................................        148,520         198,901         477,418         982,666       1,602,841
COSTS AND EXPENSES:
  DISH Network operating expenses ................           --            42,456         193,274         395,411         739,310
  Cost of sales - DTH equipment and
    integration services .........................         30,404          76,384          61,992         173,388         148,427
  Cost of sales - C-band and other ...............         84,846          42,349          23,909          16,496          17,084
  Marketing expenses .............................          1,786          51,520         179,923         320,521         727,061
  General and administrative .....................         36,397          52,123          69,315          97,105         204,822
  Depreciation and amortization ..................          3,114          43,414         173,276         102,636         113,228
                                                     ------------    ------------    ------------    ------------    ------------
Total costs and expenses .........................        156,547         308,246         701,689       1,105,557       1,949,932
                                                     ------------    ------------    ------------    ------------    ------------
Operating income (loss) ..........................         (8,027)       (109,345)       (224,271)       (122,891)       (347,091)
  Extraordinary charge for early
    retirement of debt, net of tax ...............           --              --              --              --          (268,999)
                                                     ============    ============    ============    ============    ============
Net income (loss) ................................   $    (11,486)   $   (100,986)   $   (312,825)   $   (260,882)   $   (792,847)
                                                     ============    ============    ============    ============    ============
Net loss attributable to common shares ...........   $    (12,690)   $   (102,190)   $   (321,267)   $   (296,097)   $   (800,100)
                                                     ============    ============    ============    ============    ============
Weighted-average common shares outstanding .......        142,248         162,192         167,672         179,928         208,238
                                                     ============    ============    ============    ============    ============
Basic and diluted loss per share (1) .............   $      (0.09)   $      (0.63)   $      (1.92)   $      (1.65)   $      (3.84)
                                                     ============    ============    ============    ============    ============



                                                                               AS OF DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                   1995          1996            1997              1998             1999
                                                ----------------------------------------------------------------------------
BALANCE SHEETS DATA
Cash, cash equivalents and
  marketable investment securities ..........   $    37,424   $     58,038   $     420,514     $    324,100      $ 1,254,175
Restricted cash and marketable
  investment securities .....................        99,691         79,291         187,762           77,657            3,000
Total assets ................................       623,091      1,141,380       1,805,646        1,806,852        3,898,189
Long-term obligations (less current
  portion):
  1994 Notes ................................       382,218        437,127         499,863          571,674            1,503
  1996 Notes ................................          --          386,165         438,512          497,955            1,097
  1997 Notes ................................          --             --           375,000          375,000               15
  9 1/4% Senior Notes due 2006 ..............          --             --              --               --            375,000
  9 3/8% Senior Notes due 2009 ..............          --             --              --               --          1,625,000
  4 7/8% Convertible Notes due 2007 .........          --             --              --               --          1,000,000
  Mortgages and other notes
    payable, net of current portion .........        33,444         51,428          51,846           43,450           27,990
Series B Preferred Stock ....................          --             --           199,164          226,038             --
Total stockholders' equity (deficit) ........       156,686         61,197         (88,961)        (371,540)         (48,418)


                                                                             YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                        1995            1996          1997           1998           1999
                                                     -----------    -----------    -----------    -----------    -----------
OTHER DATA
 DISH Network subscribers ........................          --          350,000      1,040,000      1,940,000      3,410,000
 Average monthly revenue per subscriber ..........   $      --      $     35.50    $     38.50    $     39.25    $     43.63

 EBITDA(2) .......................................        (4,913)       (65,931)       (50,995)       (20,255)      (172,953)
 Less amortization of subscriber
   acquisition costs .............................          --          (16,073)      (121,735)       (18,869)          --
                                                     -----------    -----------    -----------    -----------    -----------
 EBITDA, as adjusted to exclude
   amortization of subscriber acquisition
   costs .........................................        (4,913)       (82,004)      (172,730)       (39,124)      (172,953)
 Net cash flows from:
   Operating activities ..........................       (20,328)       (27,425)            43        (16,890)       (58,513)
   Investing activities ..........................       (38,119)      (287,642)      (597,249)        (8,048)       (62,826)
   Financing activities ..........................        62,695        332,544        703,182        (13,722)       920,091

----------------------

(1) The earnings (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share." For further discussion of earnings (loss) per share and the impact of FAS No. 128, see Note 2 to our Consolidated Financial Statements.

         The loss per share amount in 1999 of $(3.84) includes $(2.55) per share relating to basic and diluted loss per share before extraordinary charges and $(1.29) per share relating to the extraordinary charge for early retirement of debt, net of tax.

(2) We believe it is common practice in the telecommunications industry for investment bankers and others to use various multiples of current or projected EBITDA (earnings before interest, taxes, depreciation and amortization) for purposes of estimating current or prospective enterprise value and as one of many measures of operating performance. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, because EBITDA is independent of the actual leverage employed by the business; but EBITDA ignores funds needed for capital expenditures and expansion. Some investment analysts track the relationship of EBITDA to total debt as one measure of financial strength. However, EBITDA does not purport to represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         EBITDA differs significantly from cash flows from operating activities reflected in the consolidated statement of cash flows. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash (vs. accrual) basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, EBITDA is derived from accrual basis income and is not reduced for cash invested in working capital. Consequently, EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining EBITDA and believe presentations of EBITDA may not be calculated consistently by different entities in the same or similar businesses. EBITDA is shown before and after amortization of subscriber acquisition costs, which were deferred through September 1997 and amortized over one year. EBITDA for 1999 also excludes approximately $61 million in non-cash, stock-based compensation expense resulting from significant post-grant appreciation of stock options granted to employees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of a satellite due to operational failures, space debris or otherwise; an unsuccessful launch or deployment of our sixth satellite, EchoStar VI; delays in the construction of our seventh, eighth or ninth satellites; a decrease in sales of digital equipment and related services to international direct-to-home or DTH service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; impediments to the retransmission of local or distant broadcast network signals which could result from pending litigation; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an increase in competition from cable, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

         Revenue. Total revenue for the year ended December 31, 1999 was $1.603 billion, an increase of $620 million compared to total revenue for the year ended December 31, 1998 of $983 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases. As a result of our free system and free installation programs, our ability to provide major local broadcast network signals and general economic conditions, we expect strong sales during the first quarter of 2000.

         DISH Network subscription television services revenue totaled $1.344 billion for the year ended December 31, 1999, an increase of $675 million compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the year ended December 31, 1999 increased approximately 85% compared to the same period in 1998. As December 31, 1999, we had approximately 3.4 million DISH Network subscribers compared to 1.9 million at December 31, 1998. Monthly revenue per subscriber more than $43 during the year ended December 31, 1999 and approximated $39 during the same period during 1998. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

         For the year ended December 31, 1999, DTH equipment sales and integration services totaled $184 million, a decrease of $72 million compared to the same period during 1998. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This expected decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition.

         Substantially all of our EchoStar Technologies Corporation, or ETC, revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Although there can be no assurance, we expect that our DTH equipment and integration services revenue for the year ended December 31, 2000 will approximate DTH equipment and integration services revenue during 1999. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         As previously reported, since 1998, Telefonica, one of the two DTH service providers described above, has had recurrent discussions and negotiations for a possible merger with Sogecable (Canal Plus Satellite), one of its primary competitors. While we are not currently aware of any formal negotiations between Telefonica and Canal Plus Satellite, there are again rumors of a potential merger in the marketplace. Although we have binding purchase orders from Telefonica for deliveries of DTH equipment in 2000, we cannot predict the impact, if any, eventual consummation of this possible merger might have on our future sales to Telefonica.

         Satellite services revenue totaled $41 million during 1999, an increase of $19 million as compared to the same period during 1998. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue for the year ended December 31, 2000 is expected to increase as compared to the year ended December 31, 1999, to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

         In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and possibly increased subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings that will follow the launch of EchoStar VI during the second quarter of 2000.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $739 million during 1999, an increase of $344 million or 87%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 55% and 59% of subscription television services revenue during the years ended December 31, 1999 and 1998, respectively.

         Subscriber-related expenses totaled $575 million during 1999, an increase of $278 million compared to the same period in 1998. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 43% of subscription television services revenues during the year ended December 31, 1999 compared to 44% during the same period in 1998. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $122 million during 1999, an increase of $50 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network, and non-cash compensation expense from significant post-grant appreciation of stock options granted to certain key customer service center employees during 1999. Customer service center and other expenses totaled 9% of subscription television services revenue during 1999, as compared to 11% during the same period in 1998. Customer service center and other expenses in total, and as a percentage of subscription television services revenue, may increase in future periods as we continue to develop our customer service centers to provide additional customer support and help us better accommodate anticipated subscriber growth.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $43 million during 1999, a $17 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites, and non-cash compensation expense from significant post-grant appreciation of stock options granted to certain key digital broadcast operations center employees during 1999. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 3% and 4% of subscription television services revenue during the year ended December 31, 1999 and 1998, respectively. While we can provide no assurance, we expect this expense to revenue ratio to decline to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $148 million during 1999, a decrease of $25 million compared to the same period in 1998. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. Cost of sales - DTH equipment and integration services represented 81% and 68% of DTH equipment revenue, during the years ended December 31, 1999 and 1998, respectively. The lower margin was principally attributable to a $16.6 million loss provision primarily for component parts and purchase commitments related to our first generation model 7100 set-top boxes, for which production has been suspended in favor of our second generation model 7200 set-top boxes. The write-off partially offset the expected decrease in cost of sales - DTH equipment and integration services attributable to a decrease in demand combined with increased competition. We expect that cost of sales - DTH equipment and integration services may increase as a percentage of DTH equipment revenue in the future, due to price pressure resulting from increased competition from other providers of DTH equipment.

         Marketing Expenses. Marketing expenses totaled $727 million during 1999, an increase of $406 million compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $65 million and $48 million during the years ended December 31, 1999 and 1998, respectively.

         During 1999, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled approximately $729 million, or approximately $385 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $314 million, or approximately $285 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

         During 1999, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate that ranges from $100 up to $299 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 100 CD programming package plus additional channels. The amount of the monthly programming commitment determines the amount of the rebate. Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may materially increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least April 2000.

         Under our bounty programs, current cable, C-band and PrimeStar customers are eligible to receive a free base-level EchoStar receiver system and free installation. In addition, PrimeStar customers are eligible to receive six months of our America's Top 40 programming or our DISH Latino programming (both packages retail for $19.99 per month) without charge. A subscriber must make a one-year commitment to subscribe to either our America's Top 40, our DISH Latino programming package or our America's Top 100 CD programming package and prove that they are a current cable, C-band or PrimeStar customer to be eligible for these programs. Under our free installation program all customers who purchase an EchoStar receiver system through April 30, 2000 are eligible to receive a free professional installation.

         We subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. While our average subscriber acquisition cost was $385 for all of 1999, it was higher during the fourth quarter, averaging approximately $425 per subscriber. As a result of our free system and free installation promotion which is anticipated to continue through at least April 30, 2000, we expect our subscriber acquisition costs for 2000 will be highest during the first several months of the year, but may decline thereafter, and may average as much as $450 or more for the full year. In connection with our plans to encourage as many new subscribers as possible to be ready for the additional services that will become available at the 110(degrees) WL orbital location, and as a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect that our subscriber acquisition costs during 2000 could increase by as much as $25 per subscriber or more on average compared to the fourth quarter of 1999.

         In connection with the launch of EchoStar V and EchoStar VI, we will utilize the 110(degrees) orbital location to enhance revenue opportunities with new value added services for our current and future subscribers, and maintain our primary DBS service at the 119(degrees) orbital location. Our existing subscribers will need to upgrade their dish and receiver systems in order to take advantage of all of the services we offer. To encourage existing subscribers to upgrade their systems and remain subscribers, we are currently subsidizing upgrades by existing subscribers to our DISH 500 system. The cost of this program could be significant if utilized by a large number of our existing subscribers.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our bounty programs, our "free system/free installation" program, or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons.

         Further, in November 1999 we entered into an exclusive multi-year agreement with Superstar/Netlink Group, a subsidiary of TVGuide, to attempt to convert its current and inactive C-band (large dish) subscribers to our DBS (small dish) services. Under the terms of the agreement, we will incur substantial subscriber acquisition costs, including payments to Superstar and the retailer, and for equipment and other incentives to the consumer for each Superstar subscriber who actually converts to and remains a subscriber to our DBS Services. Subscriber acquisition costs under the terms of this agreement are generally higher than under our marketing promotions. As a result of this agreement, subscriber acquisition costs may increase to the extent our efforts to convert Superstar's subscribers are even more successful than we currently anticipate. If subscriber acquisition costs increase materially, it could adversely affect our financial condition and results of operations.

         General and Administrative Expenses. General and administrative expenses totaled $205 million during 1999, an increase of $108 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network and non-cash compensation expense from significant post-grant appreciation of stock options granted to key employees during 1999. G&A expenses as a percentage of total revenue increased to 13% during the year ended December 31, 1999 compared to 10% during the same period in 1998. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash , stock-based compensation. EBITDA was negative $173 million during the year ended December 31, 1999 compared to negative $20 million during the same period in 1998. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $173 million for the year ended December 31, 1999 compared to negative $39 million for the same period in 1998. This decline in EBITDA principally resulted from an increase in DISH Network operating and marketing expenses. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the year ended December 31, 1999 does not include approximately $61 million of non-cash compensation expense resulting from post-grant appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $113 million during 1999, a $10 million increase compared to the same period in 1998, during which subscriber acquisition costs were amortized. Commencing October 1997, we instead expensed all of these costs at the time of sale. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998, the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999, partially offset by subscriber acquisition costs becoming fully amortized during the third quarter of 1998.

         Other Income and Expense. Other expense, net totaled $177 million during 1999, an increase of $39 million compared to the same period in 1998. This increase resulted from a decrease in interest income and an increase in interest expense. In January 1999, we refinanced our outstanding 12 1/2% Senior Secured Notes due 2002 issued in June 1997, referred to herein as the 1997 notes; our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, referred to herein as the 1994 notes; and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996, referred to herein as the 1996 notes, at more favorable interest rates and terms. In connection with the refinancing, we consummated an offering of 9 1/4% Senior Notes due 2006, referred to herein as the seven year notes, and 9 3/8% Senior Notes due 2009, referred to herein as the ten year notes. Although the seven and ten year notes have lower interest rates than the debt securities we repurchased, interest expense increased by approximately $34 million because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

         Extraordinary Charge for Early Retirement of Debt. In connection with the January 1999 refinancing, we recognized an extraordinary loss of $269 million comprised of debt costs, discounts, tender costs, and premiums paid over the accreted values of the debt retired.

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

         DISH Network subscription television services revenue totaled $669 million for the year ended December 31, 1998, an increase of $370 million or 124% compared to 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. Average DISH Network subscribers for the year ended December 31, 1998 increased approximately 120% compared to 1997. As of December 31, 1998, we had approximately 1.9 million DISH Network subscribers compared to 1.04 million at December 31, 1997. Monthly revenue per subscriber approximated $39 during the years ended December 31, 1998 and 1997.

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

         Subscriber-related expenses totaled $297 million during 1998, an increase of $153 million compared to 1997. Subscriber-related expenses represented 44% of subscription television services revenues during 1998 compared to 48% during 1997. The decrease in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from a decrease in programming expenses on a per subscriber basis, which resulted from a change in product mix combined with price discounts received from certain content providers.

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

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was negative $20 million and negative $51 million, during 1998 and 1997, respectively. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $39 million for 1998 compared to negative $173 million for 1997. This improvement in EBITDA principally resulted from increases in our ETC and DISH Network revenues. However, EBITDA does not purport to represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses during 1998, including amortization of subscriber acquisition costs of $19 million, aggregated $103 million, a $70 million decrease compared to 1997. The decrease in depreciation and amortization expenses principally resulted from a decrease in amortization of subscriber acquisition costs of $103 million, partially offset by an increase in depreciation related to the commencement of operation of EchoStar III, EchoStar IV and other depreciable assets placed in service during 1998. Promotional programs changed in October 1997 and we ceased deferral of subscriber acquisition costs after that date. All previously deferred costs were fully amortized during 1998

         Other Income and Expense. Other expense, net totaled $138 million during 1998, an increase of $50 million as compared to 1997. The increase in other expense resulted primarily from interest expense associated with our 1997 notes combined with increased interest expense resulting from increased accreted balances on our 1994 notes and our 1996 notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

         Since inception, we have financed the development of our EchoStar DBS system and the related commercial introduction of the DISH Network service primarily through the sale of equity and debt securities and cash from operations. From May 1994 through December 31, 1999, we have raised total gross cash proceeds of approximately $249 million from the sale of our equity securities and as of December 31, 1999, we had approximately $3.1 billion of outstanding long-term debt (including current portion). The following summarizes the net proceeds we raised during 1999 from sales of debt securities:

         o our seven and ten year notes offering in January 1999 resulting in net proceeds of approximately $1.8 billion; and

         o our convertible notes offering in December 1999 of 4 7/8% Convertible Subordinated Notes resulting in net proceeds of approximately $980 million.

         As of December 31, 1999, our unrestricted cash, cash equivalents and marketable investment securities totaled $1.3 billion compared to $324 million as of December 31, 1998. For the years ended December 31, 1999, 1998 and 1997, we reported net cash flows from operating activities of ($59 million), ($17 million) and $43,000, respectively.

         Our working capital and capital expenditure requirements were substantial during the three-year period ended December 31, 1999. Such expenditures principally related to the ongoing development of the EchoStar DBS system. Capital expenditures, including expenditures for satellite systems under construction and FCC authorizations, totaled $91 million, $161 million, $232 million and during 1999, 1998 and 1997, respectively.

         We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon our ability to continue to rapidly expand our DISH Network subscriber base, retain existing DISH Network subscribers and our ability to grow our ETC and Satellite Services businesses. There can be no assurance that we will be successful in achieving our goals. The amount of capital required to fund our 2000 working capital and capital expenditure needs will vary, dependent upon the level of success we experience relative to our goals. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of a general economic downturn, among other factors.

Subscriber Turnover

         While our churn increased during 1999, we believe that our average churn for the year was lower than satellite industry averages. Our maturing subscriber base, together with the effects of rapid growth, were responsible for the increase in churn during the year. That rapid growth has resulted in customer installation delays, and the effectiveness of our customer service has also been impacted. We are rapidly expanding our customer service and installation capabilities in response to our increased business, but churn may increase until we have completed the upgrades to our infrastructure. Further, our litigation with the networks in Miami, and other factors, including our inability to obtain retransmission consents from local network stations on or before May 29, 2000, could require us to terminate delivery of network channels to a material portion of our subscriber base, which could cause many of those subscribers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in increased churn. While there can be no assurance, notwithstanding the issues discussed above, we expect to be able to continue to manage churn to a level at or below satellite industry averages during 2000.

Subscriber Acquisition Costs

         As previously described, we subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. While our average subscriber acquisition cost was $385 for all of 1999, it was higher during the fourth quarter, averaging approximately $425 per subscriber. In connection with our plans to encourage as many new subscribers as possible to be ready for the additional services that will become available at the 110(Degree) WL orbital location, and as a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect that our subscriber acquisition costs during 2000 could increase by as much as $25 per subscriber or more on average compared to the fourth quarter of 1999. While there can be no assurance, as a result of our free system and free installation promotion which is anticipated to continue through at least April 30, 2000, we expect our subscriber acquisition costs for 2000 will be highest during the first several months of the year and may decline thereafter, and may average as much as $450 or more for the full year. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our bounty programs, our "free system/free installation" program, or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons.

         Further, in November 1999 we entered into an exclusive multi-year agreement with Superstar/Netlink Group, a subsidiary of TVGuide, to convert its current and inactive C-band (large dish) subscribers to our DBS (small dish) services. Under the terms of the agreement, we will incur substantial subscriber acquisition costs, including payments to Superstar and the retailer, and for equipment and other incentives to the consumer for each Superstar subscriber who actually converts to and remains a subscriber to our DBS Services. Subscriber acquisition costs under the terms of this agreement are generally higher than under our marketing promotions. As a result of this agreement, subscriber acquisition costs may increase to the extent our efforts to convert Superstar's subscribers are even more successful than we anticipate.

         Since we currently subsidize the cost of EchoStar receiver systems and their installation, we incur significant costs each time we acquire a new subscriber. During the past several months, we have experienced an increase in subscriber acquisition costs primarily caused by our free system and free installation promotion. However, our monthly revenue per subscriber has not increased to the same extent. Although there can be no assurance, we believe that we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue. Funds necessary to meet subscriber acquisition costs will be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional capital in the future to meet these requirements. There can be no assurance that additional financing will be available on acceptable terms, or at all.

Repositioning Costs

         We previously indicated that in connection with the launch of EchoStar V and EchoStar VI we expected to incur material one-time expenses, primarily during 2000, associated with repositioning existing subscribers' satellite dishes from the 119 (degrees) WL orbital location to the 110 (degrees) WL orbital location. We have now decided to utilize the 110 (degrees) WL orbital location, where EchoStar V and EchoStar VI will be located, to enhance revenue opportunities with new value added services for our current and future subscribers, and to maintain our primary DBS service at the 119 (degrees) orbital location. Consequently, while we still expect to incur costs to upgrade some subscribers to dishes capable of receiving signals from both the 110 (degrees) WL and 119 (degrees) WL orbital locations, these costs are not expected to be as significant during 2000 as previously planned.

Conditional Access System

         The access control system is central to the security network that prevents unauthorized viewing of programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. If other measures are not successful, it could be necessary to replace the credit card size card that controls the security of each consumer set top box at a material cost to us.

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

         Interest accrues at an annual rate of 4 7/8% on the convertible notes. Interest on the convertible notes is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing July 1, 2000.

Future Capital Requirements

         As of December 31, 1999, we had approximately $3.1 billion of outstanding long-term debt (including current portion), which includes $2.6 million of 1994 notes, 1996 notes, 1997 notes, and Senior Exchange notes which remain outstanding. We are required to retire these remaining notes when they mature, and the indentures governing the 1994, 1996 and 1997 notes will remain outstanding (although substantially all of the restrictive covenants have been eliminated) until each series of notes has been retired in full. Additionally, our semi-annual cash debt service requirements of approximately $94 million related to the seven and ten year notes commenced in August 1999. Our semi-annual cash debt service requirements of approximately $24 million related to the convertible notes will commence in July 2000. There are no scheduled principal payment or sinking fund requirements prior to maturity of these notes.

         We utilized $91 million of satellite vendor financing for our first four satellites. As of December 31, 1999, approximately $40 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates.

         Dividends on our 6 3/4% Series C Cumulative Convertible Preferred Stock began to accrue on November 2, 1999, and holders of the Series C Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6 3/4% of the Liquidation Preference of $50 per share. Dividends are payable quarterly in arrears, commencing February 1, 2000, when, as, and if declared by our Board of Directors. All accumulated and unpaid dividends may, at our option, be paid in cash, Class A common stock, or a combination thereof upon conversion or redemption.

         During 2000, we anticipate total capital expenditures of approximately $350-$450 million. This amount includes approximately $200-$250 million related to the construction and launch of EchoStar VI, EchoStar VII, EchoStar VIII and EchoStar IX, approximately $50-$100 million related to EchoStar receiver systems to be provided under our leasing program and $50 million for capital expenditures related to the build-out of our digital broadcast centers.

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

         In addition to our DBS business plan, we have licenses, or applications pending with the FCC, for a two satellite FSS Ku-band satellite system, a two satellite FSS Ka-band satellite system, and a proposed modification thereof and a Low Earth Orbit Mobile-Satellite Service 6-satellite system. We will need to raise additional capital to fully construct these satellites. We recently announced agreements for the construction and delivery of three new satellites. Two of these satellites, EchoStar VII and EchoStar VIII, will be advanced, high-powered DBS satellites. The third satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite.

         The amount of capital required to fund our 2000 working capital and capital expenditure needs will vary, dependent upon the growth rate of the Dish Network, our subscriber acquisition costs, and our ability to expand our other business units. During 1999, subscriber growth exceeded our expectations. To the extent the subscriber growth rate continues to exceed our expectations, it may be necessary for us to raise additional capital to fund increased working capital requirements. In addition, our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or general economic downturn, among other factors.

         We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances, and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent, among other things, upon our ability to continue to rapidly expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our ETC and Satellite Services businesses. There may be a number of other factors, some of which are beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. If cash generated from our operations is not sufficient to meet our debt service requirements or other obligations, we would be required to obtain cash from other financing sources. There can be no assurance that such financing would be available on terms acceptable to us, or if available, that the proceeds of such financing would be sufficient to enable us to meet all of our obligations.

YEAR 2000 READINESS DISCLOSURE

         As of March 10, 2000 we have experienced no material Year 2000 related problems with any of our computer systems. Both our internal financial and administrative systems and our service-delivery systems successfully completed Year 2000 tests in the early hours of January 1, 2000. Although no material anomalies are expected, we will continue to review all systems for any Year 2000 anomalies.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         None.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our debt obligations and cash and marketable investment securities (unrestricted and restricted) portfolio.

         As of December 31, 1999, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $3 billion using quoted market prices where available, or discounted cash flow analyses. The market risk associated with our debt and redeemable preferred stock is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $130 million.

         Based on our average balance of cash and cash equivalents and restricted and unrestricted marketable investment securities during 1999, a 10% decrease in the average interest rate experienced in 1999 would not materially impact our annual interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to the identity and business experience of our directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2000, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 20 of this report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2000, under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2000, under the captions "Election of Directors" and "Equity Security Ownership," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2000, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:


       (1) Financial Statements                                                                                PAGE
                                                                                                               ----
           Report of Independent Public Accountants..........................................................   F-2
           Consolidated Balance Sheets at December 31, 1998 and 1999.........................................   F-3
           Consolidated  Statements of Operations and Comprehensive Loss for the years ended December 31,
              1997, 1998 and 1999............................................................................   F-4
           Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
              1997, 1998 and 1999............................................................................   F-5
           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999........   F-6
           Notes to Consolidated Financial Statements........................................................   F-7

       (2) Financial Statement Schedules

           None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

       (3) Exhibits


       3.1(a)[]      Amended Restated Articles of Incorporation of EchoStar.

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

       4.27* Indenture, dated as of December 8, 1999, between EchoStar Communications Corporation and U.S. Bank Trust National Association, as trustee, including the form of 4 7/8% Convertible Subordinated Note Due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

       4.28 Registration Rights Agreement, relating to the 4 7/8% Convertible Subordinated Notes Due 2007, dated as of December 8, 1999, by and among EchoStar Communications Corporation and the initial purchasers (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

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

       10.2* Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450)**

       10.3* Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       10.4* Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

       10.5* Dish 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).**

       10.6* Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit
                     10.12 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

       10.7* Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File No. 33-81234).

       10.8* Statement of Work, dated January 31, 1995 from ESC to DiviCom, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       10.9* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Space Corporation and
                     Lockheed-Khrunichev-Energia International, Inc.
                     (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       10.10* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276)**

       10.11(a)*     Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and
                     Martin Marietta (incorporated by reference to Exhibit
                     10.17(a) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No.
                     0-26176).

       10.12(b)*     Ninth Amendment to Satellite Construction Contract, dated
                     as of February 1, 1994, between DirectSat Corporation and
                     Martin Marietta (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4 of EchoStar,
                     Registration No. 333-03584).

       10.13(c)*     Tenth Amendment to Satellite Construction Contract, dated
                     as of July 18, 1996, between DirectSat Corporation and
                     Martin Marietta (incorporated by reference to Exhibit
                     10.17(b) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No.
                     0-26176).

       10.14* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

       10.15* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of EchoStar, Registration No. 333-03584).

       10.16* Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

       10.17* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting Corporation, a Delaware corporation ("DBSC") and Martin Marrieta Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.18* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation (incorporated by reference to Exhibit
                     10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.19* Contract for Launch Services, dated April 5, 1996, between Lockheed Martin Commercial Launch Services, Inc. and EchoStar Space Corporation (incorporated by reference to
                     Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.20* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.21* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.22* Purchase Agreement, dated November 30, 1998, by and among American Sky Broadcasting, LLC ("ASkyB"), The News Corporation Limited ("News Corporation"), MCI Telecommunications Corporation and EchoStar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by EchoStar on December 1, 1998, Commission File No. 0-26176).

       10.23* Voting Agreement, dated November 30, 1998, among EchoStar, AskyB, News Corporation and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of December 1, 1998).

       10.24* Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

       10.25* First Amendment, dated June 23, 1999, to the Purchase Agreement dated November 30, 1998, by and among American Sky Broadcasting, LLC, The News Corporation Limited, MCI Telecommunications Corporation, and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

       10.26* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI Telecommunications Corporation, American Sky Broadcasting, LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

       21[]          Subsidiaries of EchoStar Communications Corporation.

       24.1[] Powers of Attorney authorizing signature of O. Nolan Daines and Raymond L. Friedlob.

       27[]          Financial Data Schedule.

-------------------

*        Incorporated by reference.
**       Constitutes a management contract or compensatory plan or arrangement.
[]       Filed herewith.

     (b)      Reports on Form 8-K

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

         On October 7, 1999, we filed a Current Report on Form 8-K to report that on that day we announced a 2-for-1 split of our common stock, which was approved by our Board of Directors. Effective October 25, 1999, stockholders of record at the close of business on October 18, 1999 are entitled to one additional share of common stock for each share they own on the record date.

         On December 20, 1999, we filed a Current Report on Form 8-K to report that on December 6, 1999 we announced that the initial purchasers of our 4 7/8% Convertible Subordinated Notes have exercise their over-allotment option to purchase an additional $250 million of Convertible Subordinated Notes.

         On December 20, 1999, we elected to file by Current Report on Form 8-K certain exhibits in connection with our Registration Statement on Form S-3, Registration No. 333-88755, as amended by Amendment No. 1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ECHOSTAR COMMUNICATIONS CORPORATION

                                   By:  /s/ Steven B. Schaver
                                      -----------------------------------------
                                      Steven B. Schaver
                                      Chief Financial Officer

Date:  March 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:


Signature                                                   Title                                  Date
---------                                                   -----                                  ----
/s/ Charles W. Ergen                    Chief Executive Officer, President and Director        March 13, 2000
---------------------------------       (Principal Executive Officer)
Charles W. Ergen


/s/ Steven B. Schaver                   Chief Financial Officer                                March 13, 2000
---------------------------------       (Principal Financial Officer)
Steven B. Schaver


/s/ James DeFranco                      Director                                               March 13, 2000
---------------------------------
James DeFranco


/s/ David K. Moskowitz                  Director                                               March 13, 2000
---------------------------------
David K. Moskowitz


 *                                      Director                                               March 13, 2000
---------------------------------
Raymond L. Friedlob


 *                                      Director                                               March 13, 2000
---------------------------------
O. Nolan Daines



 * By:  /s/ David K. Moskowitz
      --------------------------------
      David K. Moskowitz
      Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants..................................................................   F-2
   Consolidated Balance Sheets at December 31, 1998 and 1999.................................................   F-3
   Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1997,
      1998 and 1999..........................................................................................   F-4
   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1998
      and 1999...............................................................................................   F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999................   F-6
   Notes to Consolidated Financial Statements................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To EchoStar Communications Corporation:

     We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation (a Nevada corporation) and subsidiaries, as described in Note 1, as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
March 10, 2000.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                               DECEMBER 31,
                                                                                                       ----------------------------
                                                                                                          1998             1999
                                                                                                       -----------      -----------

ASSETS

Current Assets:
   Cash and cash equivalents .....................................................................     $   106,547      $   905,299
   Marketable investment securities ..............................................................         217,553          348,876
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $2,996 and $13,109, respectively ............................................................         107,233          159,685
   Insurance receivable ..........................................................................              --          106,000
   Inventories ...................................................................................          76,708          123,630
   Other current assets ..........................................................................          29,804           40,205
                                                                                                       -----------      -----------
Total current assets .............................................................................         537,845        1,683,695
Restricted Assets:
   Insurance receivable (Note 3) .................................................................         106,000               --
   Interest and satellite escrows ................................................................          77,657               --
   Restricted cash and marketable investment securities ..........................................              --            3,000
                                                                                                       -----------      -----------
Total restricted assets ..........................................................................         183,657            3,000
Property and equipment, net ......................................................................         876,914        1,339,939
FCC authorizations, net ..........................................................................         103,434          722,402
Other noncurrent assets ..........................................................................         105,002          149,153
                                                                                                       -----------      -----------
     Total assets ................................................................................     $ 1,806,852      $ 3,898,189
                                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Trade accounts payable ........................................................................     $    90,646      $   194,046
   Deferred revenue ..............................................................................         132,982          181,531
   Accrued expenses ..............................................................................         184,470          499,265
   Current portion of long-term debt .............................................................          22,679           22,067
                                                                                                       -----------      -----------
Total current liabilities ........................................................................         430,777          896,909

Long-term obligations, net of current portion:
   1994 Notes ....................................................................................         571,674            1,503
   1996 Notes ....................................................................................         497,955            1,097
   1997 Notes ....................................................................................         375,000               15
   Seven Year Notes ..............................................................................              --          375,000
   Ten Year Notes ................................................................................              --        1,625,000
   Convertible Notes .............................................................................              --        1,000,000
   Mortgages and other notes payable, net of current portion .....................................          43,450           27,990
   Long-term deferred satellite services revenue and other long-term liabilities .................          33,498           19,093
                                                                                                       -----------      -----------
Total long-term obligations, net of current portion ..............................................       1,521,577        3,049,698
                                                                                                       -----------      -----------
     Total liabilities ...........................................................................       1,952,354        3,946,607

12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock, $.01 par value,
   900,000 shares authorized; 225,301 and no shares issued and
   outstanding, respectively .....................................................................         226,038               --

Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit):
   Preferred Stock (Note 7) ......................................................................         129,473           45,434
   Class A Common Stock, $.01 par value, 800,000,000 shares authorized,
   61,269,520 and  110,043,615 shares issued and outstanding, respectively .......................             613            1,100
   Class B Common Stock, $.01 par value, 400,000,000 shares authorized,
     119,217,604 shares issued and outstanding ...................................................           1,192            1,192
   Class C Common Stock, $.01 par value, 400,000,000 shares authorized, none
     outstanding .................................................................................              --
   Additional paid-in capital ....................................................................         230,275        1,624,830
   Deferred stock-based compensation .............................................................              --         (117,780)
   Accumulated deficit ...........................................................................        (733,093)      (1,603,194)
                                                                                                       -----------      -----------
Total stockholders' equity (deficit) .............................................................        (371,540)         (48,418)
                                                                                                       -----------      -----------
     Total liabilities and stockholders' equity (deficit) ........................................     $ 1,806,852      $ 3,898,189
                                                                                                       ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                           1997            1998              1999
                                                                       -----------      -----------      -----------

REVENUE:
   DISH Network:
     Subscription television services ............................     $   298,883      $   669,310      $ 1,344,136
     Other .......................................................          45,367           13,722            8,467
                                                                       -----------      -----------      -----------
   Total DISH Network ............................................         344,250          683,032        1,352,603
   DTH equipment sales and integration services ..................          91,637          256,193          184,041
   Satellite services ............................................          11,135           22,366           41,071
   C-band and other ..............................................          30,396           21,075           25,126
                                                                       -----------      -----------      -----------
Total revenue ....................................................         477,418          982,666        1,602,841

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses .................................         143,574          296,923          574,828
     Customer service center and other ...........................          35,137           72,496          121,576
     Satellite and transmission ..................................          14,563           25,992           42,906
                                                                       -----------      -----------      -----------
   Total DISH Network operating expenses .........................         193,274          395,411          739,310
   Cost of sales - DTH equipment and integration services ........          61,992          173,388          148,427
   Cost of sales - C-band and other ..............................          23,909           16,496           17,084
   Marketing:
     Subscriber promotion subsidies ..............................         145,061          272,523          662,360
     Advertising and other .......................................          34,862           47,998           64,701
                                                                       -----------      -----------      -----------
   Total marketing expenses ......................................         179,923          320,521          727,061
   General and administrative ....................................          69,315           97,105          204,822
   Amortization of subscriber acquisition costs ..................         121,735           18,869               --
   Depreciation and amortization .................................          51,541           83,767          113,228
                                                                       -----------      -----------      -----------
Total costs and expenses .........................................         701,689        1,105,557        1,949,932
                                                                       -----------      -----------      -----------

Operating loss ...................................................        (224,271)        (122,891)        (347,091)

Other Income (Expense):
   Interest income ...............................................          17,251           30,286           26,179
   Interest expense, net of amounts capitalized ..................        (104,192)        (167,529)        (201,613)
   Other .........................................................          (1,467)            (704)          (1,169)
                                                                       -----------      -----------      -----------
Total other income (expense) .....................................         (88,408)        (137,947)        (176,603)
                                                                       -----------      -----------      -----------

Loss before income taxes .........................................        (312,679)        (260,838)        (523,694)
Income tax provision, net ........................................            (146)             (44)            (154)
                                                                       -----------      -----------      -----------
Net loss before extraordinary charges ............................        (312,825)        (260,882)        (523,848)
Extraordinary charge for early retirement of debt, net of tax ....              --               --         (268,999)
                                                                       -----------      -----------      -----------
Net loss .........................................................     $  (312,825)     $  (260,882)     $  (792,847)
                                                                       ===========      ===========      ===========

Change in unrealized gain (loss) on available-for-sale
   securities, net of tax ........................................              (8)              19               --
                                                                       -----------      -----------      -----------
Comprehensive loss ...............................................     $  (312,833)     $  (260,863)     $  (792,847)
                                                                       ===========      ===========      ===========

Net loss attributable to common shareholders (Note 2) ............     $  (321,267)     $  (296,097)     $  (800,100)
                                                                       ===========      ===========      ===========

Weighted-average common shares outstanding .......................         167,672          179,928          208,238
                                                                       ===========      ===========      ===========

Basic and diluted loss per share .................................     $     (1.92)     $     (1.65)     $     (3.84)
                                                                       ===========      ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                                                                                            DEFERRED
                                                                                                             STOCK-
                                                           COMMON STOCK         SERIES A     SERIES C        BASED
                                                       ---------------------    PREFERRED    PREFERRED       COMPEN-
                                                        SHARES       AMT.         STOCK        STOCK         SATION
                                                       -------   -----------    ---------    -----------   -----------
                                                   (Notes 1 and 7)

Balance, December 31, 1996 .......................     163,680   $     1,637    $  18,399      $      --     $      --
   8% Series A Cumulative Preferred Stock
     ("Series A Preferred Stock") dividends
     (at $0.75 per share) ........................          --            --        1,204             --            --
   12 1/8% Series B Senior Redeemable
     Exchangeable Preferred Stock ("Series B
     Preferred Stock") dividends payable
     in-kind .....................................          --            --           --             --            --
   Issuance of 6 3/4% Series C Cumulative
     Convertible Preferred Stock ("Series C
     Preferred Stock"), net of issuance costs
     of $3,778 ...................................          --            --           --        100,455            --
   Accretion of Series C Preferred Stock .........          --            --           --          1,074            --
   Issuance of Class A Common Stock:
     Acquisition of DBSC .........................       2,596            26           --             --            --
     Exercise of stock options and warrants ......         392             4           --             --            --
     Secondary public offering, net of stock
       issuance costs of $2,648 ..................      13,580           136           --             --            --
     Employee benefits ...........................          56             1           --             --            --
     Employee Stock Purchase Plan ................          16            --           --             --            --
   Cancellation of Class A Common Stock to
     foreclose on convertible subordinated
     debentures from DBSI ........................      (1,080)          (11)          --             --            --
   Unrealized holding losses on
     available-for-sale securities, net ..........          --            --           --             --            --
   Net loss ......................................          --            --           --             --            --
                                                       -------   -----------    ---------    -----------   -----------
Balance, December 31, 1997 .......................     179,240         1,793       19,603        101,529            --
   Series A Preferred Stock dividends (at
     $0.75 per share) ............................          --            --        1,204             --            --
   Series B Preferred Stock dividends payable
     in-kind .....................................          --            --           --             --            --
   Accretion of Series C Preferred Stock .........          --            --           --          7,137            --
   Issuance of Class A Common Stock:
     Exercise of stock options ...................         784             8           --             --            --
     Employee benefits ...........................         400             4           --             --            --
     Employee Stock Purchase Plan ................          64            --           --             --            --
   Unrealized holding gains on
     available-for-sale securities, net ..........          --            --           --             --            --
   Net loss ......................................          --            --           --             --            --
                                                       -------   -----------    ---------    -----------   -----------
Balance, December 31, 1998 .......................     180,488         1,805       20,807        108,666            --
   Series A Preferred Stock dividends (at
     $0.75 per share) ............................          --            --          124             --            --
   Retirement of Series A Preferred Stock ........          --            --      (20,931)            --            --
   Series B Preferred Stock dividends payable
     in-kind .....................................          --            --           --             --            --
   Accretion of Series C Preferred Stock .........          --            --           --          6,335            --
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ............          --            --           --             --            --
   Conversion of Series C Preferred Stock ........      11,416           114           --        (69,567)           --
   Proceeds from Series C Preferred Stock
     deposit account .............................          23            --           --             --            --
   Issuance of Class A Common Stock:
     Acquisition of Media4 .......................         688             7           --             --            --
     News Corporation and MCI transaction ........      34,412           344           --             --            --
     Exercise of stock options ...................       1,934            19           --             --            --
     Employee benefits ...........................         278             3           --             --            --
     Employee Stock Purchase Plan ................          22            --           --             --            --
   Deferred stock-based compensation .............          --            --           --             --      (178,840)
   Deferred stock-based compensation
     recognized ..................................          --            --           --             --        61,060
   Net loss ......................................          --            --           --             --            --
                                                       -------   -----------    ---------    -----------   -----------
Balance, December 31, 1999 .......................     229,261   $     2,292    $      --    $    45,434   $  (117,780)
                                                       =======   ===========    =========    ===========   ===========

                                                                      ACCUMULATED
                                                                      DEFICIT AND
                                                         ADDITIONAL   UNREALIZED
                                                          PAID-IN    HOLDING GAINS
                                                          CAPITAL       (LOSSES)        TOTAL
                                                        -----------    -----------   -----------


Balance, December 31, 1996 .......................      $   156,901    $  (115,740)  $    61,197
   8% Series A Cumulative Preferred Stock
     ("Series A Preferred Stock") dividends
     (at $0.75 per share) ........................               --         (1,204)           --
   12 1/8% Series B Senior Redeemable
     Exchangeable Preferred Stock ("Series B
     Preferred Stock") dividends payable
     in-kind .....................................               --         (6,164)       (6,164)
   Issuance of 6 3/4% Series C Cumulative
     Convertible Preferred Stock ("Series C
     Preferred Stock"), net of issuance costs
     of $3,778 ...................................           (3,778)            --        96,677
   Accretion of Series C Preferred Stock .........               --         (1,074)           --
   Issuance of Class A Common Stock:
     Acquisition of DBSC .........................           12,005             --        12,031
     Exercise of stock options and warrants ......              941             --           945
     Secondary public offering, net of stock
       issuance costs of $2,648 ..................           63,114             --        63,250
     Employee benefits ...........................              351             --           352
     Employee Stock Purchase Plan ................               63             --            63
   Cancellation of Class A Common Stock to
     foreclose on convertible subordinated
     debentures from DBSI ........................           (4,468)            --        (4,479)
   Unrealized holding losses on
     available-for-sale securities, net ..........               --             (8)           (8)
   Net loss ......................................               --       (312,825)     (312,825)
                                                        -----------    -----------   -----------
Balance, December 31, 1997 .......................          225,129       (437,015)      (88,961)
   Series A Preferred Stock dividends (at
     $0.75 per share) ............................               --         (1,204)           --
   Series B Preferred Stock dividends payable
     in-kind .....................................               --        (26,874)      (26,874)
   Accretion of Series C Preferred Stock .........               --         (7,137)           --
   Issuance of Class A Common Stock:
     Exercise of stock options ...................            2,488             --         2,496
     Employee benefits ...........................            2,287             --         2,291
     Employee Stock Purchase Plan ................              371             --           371
   Unrealized holding gains on
     available-for-sale securities, net ..........               --             19            19
   Net loss ......................................               --       (260,882)     (260,882)
                                                        -----------    -----------   -----------
Balance, December 31, 1998 .......................          230,275       (733,093)     (371,540)
   Series A Preferred Stock dividends (at
     $0.75 per share) ............................               --           (124)           --
   Retirement of Series A Preferred Stock ........               --        (70,003)      (90,934)
   Series B Preferred Stock dividends payable
     in-kind .....................................               --           (241)         (241)
   Accretion of Series C Preferred Stock .........               --         (6,335)           --
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ............               --           (553)         (553)
   Conversion of Series C Preferred Stock ........           69,453             --            --
   Proceeds from Series C Preferred Stock
     deposit account .............................              953              2           955
   Issuance of Class A Common Stock:
     Acquisition of Media4 .......................            9,600             --         9,607
     News Corporation and MCI transaction ........        1,123,976             --     1,124,320
     Exercise of stock options ...................            7,145             --         7,164
     Employee benefits ...........................            3,792             --         3,795
     Employee Stock Purchase Plan ................              796             --           796
   Deferred stock-based compensation .............          178,840             --            --
   Deferred stock-based compensation
     recognized ..................................               --                       61,060
   Net loss ......................................               --       (792,847)     (792,847)
                                                        -----------    -----------   -----------
Balance, December 31, 1999 .......................      $ 1,624,830    $(1,603,194)  $   (48,418)
                                                        ===========    ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------------------
                                                                                        1997             1998             1999
                                                                                     -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................................  $  (312,825)     $  (260,882)     $  (792,847)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt ..............................           --               --          268,999
   Loss on impairment of satellite (Note 3) .......................................           --               --           13,741
   Loss on disposal of assets .....................................................           --               --            9,852
   Gain on sale of investments ....................................................           --               --          (24,439)
   Deferred stock-based compensation recognized ...................................           --               --           61,060
   Depreciation and amortization ..................................................       51,541           83,767          113,228
   Amortization of subscriber acquisition costs ...................................      121,735           18,869               --
   Amortization of debt discount and deferred financing costs .....................       83,221          125,724           13,678
   Change in reserve for excess and obsolete inventory ............................       (1,823)           1,341           (1,234)
   Change in long-term deferred satellite services revenue and other long-term
     liabilities ..................................................................       12,056           13,856           10,173
   Superstar exclusivity fee ......................................................           --               --          (10,000)
   Other, net .....................................................................          421            2,291            1,829
   Changes in current assets and current liabilities:
     Trade accounts receivable, net ...............................................      (52,558)         (41,159)         (52,452)
     Inventories ..................................................................       51,597          (55,056)         (45,688)
     Subscriber acquisition costs .................................................      (72,475)              --               --
     Other current assets .........................................................       10,969          (10,264)          (4,091)
     Trade accounts payable .......................................................       26,708           22,136          103,400
     Deferred revenue .............................................................       18,612           10,275           48,549
     Accrued expenses .............................................................       62,864           72,212          227,729
                                                                                     -----------      -----------      -----------
Net cash flows from operating activities ..........................................           43          (16,890)         (58,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities .....................................     (308,006)        (570,096)        (541,401)
Sales of marketable investment securities .........................................       51,513          627,860          434,517
Purchases of restricted marketable investment securities ..........................       (1,145)              --           (5,928)
Funds released from escrow and restricted cash and marketable investment
   securities .....................................................................      120,215          116,468           80,585
Offering proceeds and investment earnings placed in escrow ........................     (227,561)          (6,343)              --
Purchases of property and equipment ...............................................     (232,058)        (161,140)         (91,152)
Advances from News Corporation and MCI for satellite payments .....................           --               --           67,804
Issuance of notes receivable ......................................................           --          (17,666)              --
Payments received on note receivable ..............................................           --            3,170            1,000
Investment in Eldon Technology Limited ............................................           --               --           (5,639)
Other .............................................................................         (207)            (301)          (2,612)
                                                                                     -----------      -----------      -----------
Net cash flows from investing activities ..........................................     (597,249)          (8,048)         (62,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class A Common Stock ................................       63,250               --               --
Net proceeds from issuance of 1997 Notes ..........................................      362,500               --               --
Proceeds from issuance of Seven Year Notes ........................................           --               --          375,000
Proceeds for issuance of Ten Year Notes ...........................................           --               --        1,625,000
Proceeds for issuance of Convertible Notes ........................................           --               --        1,000,000
Debt issuance costs and prepayment premiums .......................................           --               --         (293,987)
Retirement of 1994 Notes ..........................................................           --               --         (575,674)
Retirement of 1996 Notes ..........................................................           --               --         (501,350)
Retirement of 1997 Notes ..........................................................           --               --         (378,110)
Retirement of Senior Exchange Notes ...............................................           --               --         (228,528)
Redemption of Series A Preferred Stock ............................................           --               --          (90,934)
Net proceeds from issuance of 12 1/8% Series B Senior Redeemable Exchangeable
   Preferred Stock ................................................................      193,000               --               --
Net proceeds from issuance of 6 3/4% Series C Cumulative Convertible Preferred
   Stock ..........................................................................       96,677               --               --
Repayments of mortgage indebtedness and other notes payable .......................      (13,253)         (16,552)         (22,201)
Net proceeds from Class A Common Stock options exercised ..........................          945            2,459            7,164
Net proceeds from Class A Common Stock issued for Employee Stock Purchase Plan and proceeds from 6 3/4% Series C Cumulative Convertible Preferred Stock
   deposit account ................................................................           63              371            1,751
Other .............................................................................           --               --            1,960
                                                                                     -----------      -----------      -----------
Net cash flows from financing activities ..........................................      703,182          (13,722)         920,091
                                                                                     -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents ..............................      105,976          (38,660)         798,752
Cash and cash equivalents, beginning of year ......................................       39,231          145,207          106,547
                                                                                     -----------      -----------      -----------
Cash and cash equivalents, end of year ............................................  $   145,207      $   106,547      $   905,299
                                                                                     ===========      ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include three interrelated business units:

     o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of December 31, 1999, EchoStar had approximately 3.4 million DISH Network subscribers.

     o EchoStar Technologies Corporation ("ETC") - engaged in the design of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

     o Satellite Services - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

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

Organization and Legal Structure

     In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC. During the first quarter of 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into EchoStar Satellite Corporation ("ESC"). DirectSat Corporation, Direct Broadcasting Satellite Corporation ("DBSC") and EchoStar Space Corporation ("Space") were merged into ESC. Dish, Ltd. and EchoStar Satellite Broadcasting Company ("ESBC") were merged into EchoStar DBS Corporation ("DBS Corp"). EchoStar IV and the related FCC licenses were transferred to ESC. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp.

     The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 1999:

                                        REFERRED TO
LEGAL ENTITY                            HEREIN AS          PARENT
-----------------------------------     ----------     --------------

EchoStar Communications Corporation     ECC            Publicly owned
EchoStar DBS Corporation                DBS Corp       ECC
EchoStar Satellite Corporation          ESC            DBS Corp
Echosphere Corporation                  Echosphere     DBS Corp
EchoStar Technologies Corporation       ETC            DBS Corp

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Significant Risks and Uncertainties

     Substantial Leverage. EchoStar is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 1999, EchoStar had outstanding long-term debt (including both the current and long-term portions) totaling approximately $3.1 billion. In August 1999, EchoStar began paying semi-annual cash debt service payments of approximately $94 million related to its 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and its 9 3/8% Senior Notes due 2009 (the "Ten Year Notes"). Further, beginning in July 2000, EchoStar will have semi-annual interest payments due on its 4 7/8% Convertible Subordinated Notes due 2007 (the "Convertible Notes") of approximately $24 million. EchoStar's ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond EchoStar's control.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     EchoStar accounts for investments in 50% or less owned entities using the equity method. At December 31, 1997, 1998 and 1999, these investments were not material to EchoStar's consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

Stock Splits

     On each of July 19, 1999 and October 25, 1999, EchoStar completed a two-for-one split of its outstanding Class A and Class B common stock. An amount equal to the par value of the common shares issued for the July and October stock splits was transferred from additional paid-in capital to Class A common stock and Class B common stock. On February 28, 2000 we announced a two-for-one split of our outstanding class A and class B common stock effective March 22, 2000 to shareholders of record as of the close of business on March 10, 2000. All references to shares included herein retroactively give effect to the stock splits competed in July and October of 1999, but not the announced March 22, 2000 stock split.

Foreign Currency Transaction Gains and Losses

     The functional currency of EchoStar's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1997, 1998 and 1999 were not material to EchoStar's results of operations.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Statements of Cash Flows Data

     The following presents EchoStar's supplemental cash flow statement disclosure (in thousands):

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                        1997            1998           1999
                                                                                     ----------      ----------     ----------

Cash paid for interest .........................................................     $    5,073      $   52,293     $  128,553
Cash paid for income taxes .....................................................            209              83            119
Capitalized interest ...........................................................         43,169          21,678             --
8% Series A Cumulative Preferred Stock dividends ...............................          1,204           1,204            124
12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock dividends
   payable in-kind .............................................................          6,164          26,874            241
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock ............          1,074           7,137          6,335
6 3/4% Series C Cumulative Convertible Preferred Stock dividends ...............             --              --            553
Class A Common Stock cancelled to foreclose on convertible subordinated
   debentures from DBSI ........................................................          4,479              --             --
Satellite vendor financing .....................................................         14,400          12,950             --
Other notes payable ............................................................          5,322              --             --
Assets acquired from News Corporation and MCI:
   FCC licenses and other ......................................................             --              --        626,120
   Satellites ..................................................................             --              --        451,200
   Digital broadcast operations center .........................................             --              --         47,000
Common Stock issued to News Corporation and MCI ................................             --              --      1,124,320
The purchase price of DBSC was allocated as follows in the related purchase accounting:
   EchoStar III satellite under construction ...................................         51,241              --             --
   FCC authorizations ..........................................................         16,243              --             --
   Notes receivable from DBSC, including accrued interest of $3,382 ............        (49,369)             --             --
   Investment in DBSC ..........................................................         (4,044)             --             --
   Accounts payable and accrued expenses .......................................         (1,540)             --             --
   Other notes payable .........................................................           (500)             --             --
   Common stock and additional paid-in capital .................................        (12,031)             --             --

Cash and Cash Equivalents

     EchoStar considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1998 and 1999 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

Marketable Investment Securities and Restricted Cash and Marketable Investment Securities

     As of December 31, 1998 and 1999, EchoStar has classified all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholders' equity, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses.

     Restricted cash and marketable investment securities, as reflected in the accompanying consolidated balance sheets, include cash restricted by the indenture related to the 1997 Notes, plus investment earnings thereon and restricted cash placed in trust for the purpose of repaying a note payable, as of December 31, 1998 and 1999, respectively.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The major components of marketable investment securities and restricted cash and marketable investment securities are as follow (in thousands):

                                    MARKETABLE INVESTMENT        RESTRICTED CASH AND MARKETABLE
                                         SECURITIES                  INVESTMENT SECURITIES
                                        DECEMBER 31,                     DECEMBER 31,
                                   ---------------------             ---------------------
                                     1998         1999                 1998         1999
                                   --------     --------             --------     --------

Commercial paper .............     $ 87,099     $121,802             $  8,424     $     --
Corporate notes and bonds ....       84,520      205,930               54,360           --
Government bonds .............       45,934       21,144               14,517           --
Restricted cash ..............           --           --                   --        3,000
Accrued interest .............           --           --                  356           --
                                   --------     --------             --------     --------
                                   $217,553     $348,876             $ 77,657     $  3,000
                                   ========     ========             ========     ========

     Marketable investment securities and restricted cash and marketable investment securities include debt securities of $329 million with contractual maturities of one year or less, $16 million with contractual maturities between one and five years and $3 million with contractual maturities greater than five years. Actual maturities may differ from contractual maturities as a result of EchoStar's ability to sell these securities prior to maturity.

Fair Value of Financial Instruments

     Fair values for EchoStar's 1994 Notes, 1996 Notes, 1997 Notes, Seven Year Notes, Ten Year Notes, Convertible Notes, and Series B Preferred Stock are based on quoted market prices. The fair values of EchoStar's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     The following table summarizes the book and fair values of EchoStar's debt facilities and Series B Preferred Stock at December 31, 1998 and 1999 (in thousands):

                                                DECEMBER 31, 1998             DECEMBER 31, 1999
                                            -------------------------     -------------------------
                                            BOOK VALUE     FAIR VALUE     BOOK VALUE     FAIR VALUE
                                            ----------     ----------     ----------     ----------

1994 Notes ............................     $  571,674     $  636,480     $    1,503     $    1,503
1996 Notes ............................        497,955        580,000          1,097          1,097
1997 Notes ............................        375,000        431,250             15             15
Seven Year Notes ......................             --             --        375,000        377,813
Ten Year Notes ........................             --             --      1,625,000      1,637,188
Convertible Notes .....................             --             --      1,000,000      1,227,500
Mortgages and other notes payable .....         66,129         61,975         50,057         47,238
12 1/8% Series B Senior Redeemable
   Exchangeable Preferred Stock .......        226,038        259,944             --             --

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                                                 DECEMBER 31,   DECEMBER 31,
                                                                     1998           1999
                                                                   ---------      ---------

Finished goods - DBS .........................................     $  44,936      $  63,567
Raw materials ................................................         8,473         35,751
Finished goods - reconditioned and other .....................        18,406         19,509
Work-in-process ..............................................         2,420          7,666
Consignment ..................................................         7,654          1,084
Reserve for excess and obsolete inventory ....................        (5,181)        (3,947)
                                                                   ---------      ---------
                                                                   $  76,708      $ 123,630
                                                                   =========      =========

     During December 1999, EchoStar provided for losses of $16.6 million, primarily for component parts and purchase commitments related to its first generation model 7100 set-top boxes. Production of model 7100 has been suspended in favor of its second generation model 7200 set-top boxes.

Property and Equipment

     Property and equipment are stated at cost. Cost includes interest capitalized of $32 million and $16 million during the years ended December 31, 1997 and 1998, respectively. No interest was capitalized during 1999. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

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

FCC Authorizations

     FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include interest capitalized of $11 million and $6 million during the years ended December 31, 1997 and 1998, respectively.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

Subscriber Promotion Subsidies and Subscriber Acquisition Costs

     In August 1996, EchoStar began selling its receiver systems below manufactured cost to consumers conditioned upon the consumer's one-year prepaid subscription to the DISH Network's America's Top 50 CD programming package. From August 1996 through September 1997, the excess of EchoStar's aggregate costs (equipment, programming and other) over proceeds from equipment sales and prepaid programming was expensed ("subscriber promotion subsidies") upon shipment of the equipment. Remaining costs were deferred ("subscriber acquisition costs") and amortized over the term of the prepaid subscription (normally one year). Effective October 1997, promotional programs changed and new subscribers were not required to prepay for a year of programming. Consequently, EchoStar began expensing subscriber acquisition costs as incurred. As of December 31, 1998, all previously deferred costs were fully amortized.

     During November 1999, EchoStar entered into an exclusive multi-year agreement with Superstar/Netlink Group ("Superstar"), a subsidiary of TV Guide, Inc., to convert its current and inactive C-band subscribers to EchoStar's DBS services. Under the terms of the agreement, Superstar will actively solicit its C-band subscribers to convert to EchoStar's DBS services and will not provide its subscriber lists to cable providers or other DBS providers. In exchange, in December 1999, EchoStar paid Superstar a $10,000,000 exclusivity fee. In addition, EchoStar will incur substantial subscriber acquisition costs, including payments to Superstar and the retailer, and for equipment and other incentives to the consumer for each Superstar subscriber who actually converts to and remains a subscriber to our DBS Services. The exclusivity fee will be amortized to expense as subscribers projected to be converted are activated for DISH Network services.

Deferred Debt Issuance Costs and Debt Discount

     Costs of issuing debt are deferred and amortized to interest expense over the terms of the respective notes. Prior to being refinanced during January 1999, the original issue discounts related to the 1994 Notes and the 1996 Notes were being accreted to interest expense so as to reflect a constant rate of interest on the accreted balance of the 1994 Notes and the 1996 Notes.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                                ---------------------
                                                                                 1998          1999
                                                                                --------     --------

Royalties and copyright fees ..............................................     $ 53,746     $ 91,387
Marketing .................................................................       33,463       88,204
Interest ..................................................................       24,918       81,574
Programming ...............................................................       35,472       59,769
Advances from News Corporation and MCI for satellite payments .............           --       67,804
Other .....................................................................       36,871      110,527
                                                                                --------     --------
                                                                                $184,470     $499,265
                                                                                ========     ========

Advertising Costs

     Advertising costs, exclusive of subscriber promotion subsidies, are expensed as incurred and totaled $35 million, $48 million and $65 million for the years ended December 31, 1997, 1998 and 1999, respectively.

Research and Development Costs

     Research and development costs are expensed as incurred. Research and development costs totaled $6 million, $8 million and $10 million for the years ended December 31, 1997, 1998, and 1999, respectively.

Comprehensive Loss

     The change in unrealized gain (loss) on available-for-sale securities is the only component of EchoStar's other comprehensive loss. Accumulated other comprehensive loss presented on the accompanying consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.

Basic and Diluted Loss Per Share

     Earnings per share amounts for all periods are presented below in accordance with the requirements of FAS No. 128.

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                          1997           1998           1999
                                                                        ---------      ---------      ---------
                                                                         (In thousands, except per share data)

Numerator:
   Net loss .......................................................     $(312,825)     $(260,882)     $(792,847)
   8% Series A Cumulative Preferred Stock dividends ...............        (1,204)        (1,204)          (124)
   12 1/8% Series B Senior Redeemable Exchangeable Preferred
     Stock dividends payable in-kind ..............................        (6,164)       (26,874)          (241)
   Accretion of 6 3/4% Series C Cumulative Convertible
     Preferred Stock ..............................................        (1,074)        (7,137)        (6,335)
   6 3/4% Series C Cumulative Convertible Preferred Stock
     dividends ....................................................            --             --           (553)
                                                                        ---------      ---------      ---------
   Numerator for basic and diluted loss per share - loss
     attributable to common shareholders ..........................     $(321,267)     $(296,097)     $(800,100)
                                                                        =========      =========      =========
Denominator:
   Denominator for basic and diluted loss per share -
     weighted-average common shares outstanding ...................       167,672        179,928        208,238
                                                                        =========      =========      =========

Net loss per common share:
Basic and diluted loss per share before extraordinary charge ......     $   (1.92)     $   (1.65)     $   (2.55)
Extraordinary charge for the early retirement of debt .............            --             --      $   (1.29)
                                                                        ---------      ---------      ---------
Basic and diluted loss per share ..................................     $   (1.92)     $   (1.65)     $   (3.84)
                                                                        =========      =========      =========

Shares of Class A Common Stock issuable upon conversion of:
   8% Series A Cumulative Preferred Stock .........................         6,468          6,468             --
   6 3/4% Series C Cumulative Convertible Preferred Stock .........        18,860         18,860          7,456
   4 7/8% Convertible Subordinated Notes ..........................            --             --         11,004

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of December 31, 1997, 1998 and 1999, options to purchase approximately 6,100,000, 5,788,000 and 13,922,000 shares of Class A common stock were outstanding, respectively. Common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Securities that are convertible into shares of Class A common stock also are excluded from the calculation of diluted loss per share as they are antidilutive.

Reclassifications

     Certain prior year balances in the consolidated financial statements have been reclassified to conform with the 1999 presentation.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                   DECEMBER 31,
                                              LIFE          ----------------------------
                                           (IN YEARS)         1998             1999
                                           -----------      -----------      -----------

EchoStar I ...........................         12          $   201,607      $   201,607
EchoStar II ..........................         12              228,694          228,694
EchoStar III .........................         12              234,083          234,083
EchoStar IV ..........................         10              105,005           89,505
EchoStar V ...........................         12                   --          208,578
Furniture, fixtures and equipment ....       2-12              182,747          243,042
Buildings and improvements ...........       7-40               60,867           68,338
Land .................................         --                6,563            6,780
Tooling and other ....................          2                5,552            5,812
Vehicles .............................          7                1,288            1,119
Construction in progress .............         --               18,329          319,328
                                                           -----------      -----------
    Total property and equipment .....                       1,044,735        1,606,886
Accumulated depreciation .............                        (167,821)        (266,947)
                                                           -----------      -----------
    Property and equipment, net ......                     $   876,914      $ 1,339,939
                                                           ===========      ===========

     Construction in progress consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1998        1999
                                                                         --------     --------

Progress amounts for satellite construction, launch, and launch insurance:
     EchoStar VI ...................................................     $     --     $243,633
Digital broadcast operations center ................................           --       47,000
Other ..............................................................       18,329       28,695
                                                                         --------     --------
                                                                         $ 18,329     $319,328
                                                                         ========     ========

EchoStar IV Impairment

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the unrelated failure of 20 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are currently available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders may further decrease over time. Based on current data from Lockheed Martin, we expect that at least

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10 high power transponders or 5 extra-high power transponders will probably be available over the remaining useful life of the satellite, absent significant additional transponder problems or other failures.

     In addition to transponder failures, EchoStar IV experienced anomalies affecting its heating systems and fuel system during 1999. As a result of the heating system and fuel system anomalies, the remaining useful life of EchoStar IV has been reduced to less than 10 years. Accordingly, as of November 1, 1999, EchoStar prospectively revised the remaining useful life of EchoStar IV. This change, after the additional loss provision discussed below, increased EchoStar's net loss for 1999 by approximately $357,000.

     During September 1998, EchoStar recorded a $106 million provision for loss in connection with the partial failure of EchoStar IV solar arrays to deploy. During December 1999, EchoStar recorded an additional $13.7 million provision for loss related to the reduction in the remaining useful life of EchoStar IV. The aggregate loss provision of $119.7 million represented EchoStar's estimate, at December 31, 1999, of the asset impairment attributable to lost transmission capacity on EchoStar IV resulting from the solar array anomaly described above. EchoStar also recorded a $106 million gain, during September 1998, attributable to an anticipated insurance claim receivable that it believes is probable of receipt. While there can be no assurance as to the amount of the final insurance settlement, EchoStar believes that it will receive insurance proceeds at least equal to the $106 million receivable recorded. To the extent that it appears probable that EchoStar will receive insurance proceeds in excess of the $106 million currently recorded and that no further provision for loss is necessary, a gain will be recognized for the incremental amount in the period that the amount of the final settlement can be reasonably estimated.

     In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policy related to EchoStar
IV. However, if the Company receive $219.3 million for a constructive total loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. Although we believe we have suffered a total loss of EchoStar IV under that definition in the launch insurance policy, we intend to negotiate a settlement with the insurers to compensate us for the reduced satellite transmission capacity and allow us to retain title to the asset.

     The satellite insurance policy for EchoStar IV consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million. Two of the participants in EchoStar's insurance line have notified EchoStar they believe that its alleged delay in providing required insurance claim information may reduce their obligation to pay any settlement related to the claim. One carrier recently asserted it has no obligation to pay. EchoStar strongly disagrees with the position taken by those insurers and continues to believe that the EchoStar IV insurance claim will be resolved in a manner satisfactory to EchoStar. However, there can be no assurance that EchoStar will receive the amount claimed or, if it does, that EchoStar will retain title to EchoStar IV with its reduced capacity. EchoStar met with its insurance carriers in November 1999 and is continuing discussions to resolve its claim.

     While there can be no assurance, we do not currently expect a material adverse impact on short or medium term satellite operations. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

4. LONG-TERM DEBT

Tender Offers

     Tender offers for EchoStar's 12 7/8% Senior Secured Discount Notes due June 1, 2004, (the "1994 Notes"), 13 1/8% Senior Secured Discount Notes due 2004, (the "1996 Notes") and 13 1/8% Senior Secured Discount Notes due 2004, (the "1997 Notes") were consummated on January 25, 1999. The tender offers were funded with proceeds from the offering of the Seven Year Notes and the Ten Year Notes. Except for residual aggregate non-tendered debt of approximately $2.6 million, the 1994 Notes, 1996 Notes and the 1997 Notes that

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


were outstanding at December 31, 1998 were retired in connection with closing of the tender offers and the concurrent sale of the Seven and Ten Year Notes. Additionally, substantially all of the restrictive covenants contained in each of the respective indentures were removed upon closing of the tender offers. As a result of the January 1999 refinancing, an extraordinary loss of $269 million was recognized, comprised of deferred debt costs, discounts, tender costs, and premiums paid over the accreted values of the debt retired. A brief summary of the terms of the residual notes outstanding follows.

1994 Notes

     In June 1994, Dish, Ltd. issued the 1994 Notes and Common Stock Warrants (the "Warrants") (collectively, the "1994 Notes Offering"). The 1994 Notes Offering resulted in net proceeds to Dish, Ltd. of $323 million. The 1994 Notes bear interest at a rate of 12 7/8% computed on a semi-annual bond equivalent basis. Interest on the 1994 Notes will not be payable in cash prior to June 1, 1999, with the 1994 Notes accreting to a principal value at stated maturity of $1,000 per bond (an aggregate of approximately $1.5 million for the bonds not tendered) by that date. Commencing in December 1999, interest on the 1994 Notes will be payable in cash on December 1 and June 1 of each year. The remaining balance of 1994 Notes matures on June 1, 2004.

1996 Notes

     In March 1996, ESBC issued the 1996 Notes (the "1996 Notes Offering"). The 1996 Notes Offering resulted in net proceeds to ESBC of approximately $337 million. The 1996 Notes bear interest at a rate of 13 1/8%, computed on a semi-annual bond equivalent basis. Interest on the 1996 Notes will not be payable in cash prior to March 15, 2000, with the 1996 Notes accreting to a principal amount at stated maturity of $1,000 per bond (an aggregate of approximately $1.1 million for the bonds not tendered) by that date. Commencing in September 2000, interest on the 1996 Notes will be payable in cash on September 15 and March 15 of each year. The 1996 Notes that remain outstanding following the Tender Offers mature on March 15, 2004.

1997 Notes

     In June 1997, DBS Corp issued the 1997 Notes (the "1997 Notes Offering"). The 1997 Notes Offering resulted in net proceeds to DBS Corp of approximately $363 million. Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. Approximately $109 million of the net proceeds of the 1997 Notes Offering was placed in the Interest Escrow to fund the first five semi-annual interest payments (through January 1, 2000). Additionally, approximately $112 million of the net proceeds of the 1997 Notes Offering was placed in the Satellite Escrow to fund the construction, launch and insurance of EchoStar IV. The 1997 Notes that remain outstanding following the Tender Offers mature on July 1, 2002.

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

     Concurrently with the closing of the Seven and Ten Year Notes offering, EchoStar used approximately $1.658 billion of net proceeds received from the sale of the Seven and Ten Year Notes to complete tender offers for its outstanding 1994 Notes, 1996 Notes and 1997 Notes. In February 1999, EchoStar used approximately $268 million of net proceeds received from the sale of the Seven and Ten Year Notes to complete the tender offers related to the 12 1/8% Senior Exchange Notes due 2004, (the "Senior Exchange Notes") issued on January 4, 1999, in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock ("Series B Preferred Stock").

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     With the exception of certain de minimis domestic and foreign subsidiaries, the Seven and Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of DBS Corp, (collectively, the "Seven and Ten Year Notes Guarantors"). The Seven and Ten Year Notes are general senior unsecured obligations which:

     o rank pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

     o    rank senior to all existing and future junior obligations; and

     o are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

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

     The indentures related to the Seven and Ten Year Notes (the "Seven and Ten Year Notes Indentures") contain restrictive covenants that, among other things, impose limitations on the ability of DBS Corp to:

     o    incur additional indebtedness;

     o    apply the proceeds of certain asset sales;

     o    create, incur or assume liens;

     o create dividend and other payment restrictions with respect to DBS Corp's subsidiaries;

     o    merge, consolidate or sell assets; and

     o    enter into transactions with affiliates.

     In addition, DBS Corp may pay dividends on its equity securities only if no default shall have occurred or is continuing under the Seven and Ten Year Notes Indentures; and after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), DBS Corps's ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of DBS Corp (calculated in accordance with the Indentures), in each case from April 1, 1999 plus an amount equal to 100% of the aggregate net cash proceeds received by DBS Corp and its subsidiaries from the issuance or sale of certain equity interests of DBS Corp or EchoStar.

     In the event of a change of control, as defined in the Seven and Ten Year Notes Indentures, DBS Corp will be required to make an offer to repurchase all of the Seven and Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Convertible Notes

     On December 2, 1999, EchoStar sold $1 billion principal amount of 4 7/8% Convertible Subordinated Notes due 2007 (the "Convertible Notes"). Interest accrues at an annual rate of 4 7/8% on the Convertible Notes and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing July 1, 2000.

     The Convertible Notes are general unsecured obligations, which rank junior in right of payment to:

     o    all existing and future senior obligations;

     o all of EchoStar's secured debts to the extent of the value of the assets securing those debts; and

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     o all existing and future debts and other liabilities or EchoStar's subsidiaries.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the Convertible Notes are not redeemable at EchoStar's option prior to January 1, 2003. Thereafter, the Convertible Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 102.786% during the year commencing January 1, 2003 to 100% on or after January 1, 2007, together with accrued and unpaid interest thereon to the redemption date.

     The Convertible Notes, unless previously redeemed, are convertible at the option of the holder any time after 90 days following the date of their original issuance and prior to maturity into shares of our class A common stock at a conversion price of $90.88 per share.

     The indenture related to the Convertible Notes (the "Convertible Notes Indenture") contain certain restrictive covenants that do not impose material limitations on EchoStar.

     In the event of a change of control, as defined in the Convertible Notes Indenture, EchoStar will be required to make an offer to repurchase all or any part of the holder's Convertible Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Mortgages and Other Notes Payable

     Mortgages and other notes payable consists of the following (in thousands):

                                                                                                       DECEMBER 31,
                                                                                                  ----------------------
                                                                                                    1998          1999
                                                                                                  --------      --------

8.25% note payable for satellite vendor financing for EchoStar I due in equal
  monthly installments of $722, including interest, through February 2001 ...................     $ 17,137      $  9,606
8.25% note payable for satellite vendor financing for EchoStar II due in equal
  monthly installments of $562, including interest, through November 2001 ...................       17,416        11,909
8.25% note payable for satellite vendor financing for EchoStar III due in
  equal monthly installments of $294, including interest, through October 2002 ..............       12,183         8,645
8.25% note payable for satellite vendor financing for EchoStar IV due in equal
  monthly installments of $264, including interest, through May 2003 ........................       12,950         9,409
Mortgages and other unsecured notes payable due in installments through
  November 2009 with interest rates ranging from 4% to 10% ..................................        6,443        10,488
                                                                                                  --------      --------
Total .......................................................................................       66,129        50,057
Less current portion ........................................................................      (22,679)      (22,067)
                                                                                                  --------      --------
Mortgages and other notes payable, net of current portion ...................................     $ 43,450      $ 27,990
                                                                                                  ========      ========

     Future maturities of EchoStar's outstanding long-term debt are summarized as follows (in thousands):

                                                                              RESIDUAL
                                                                               NOTES,
                                   SEVEN           TEN                        MORTGAGES
                                   YEAR            YEAR       CONVERTIBLE     AND OTHER
                                   NOTES           NOTES         NOTES      NOTES PAYABLE      TOTAL
                                 ----------     ----------     ----------   -------------    ----------

YEAR ENDING DECEMBER 31,
   2000 ....................     $       --     $       --     $       --     $   22,067     $   22,067
   2001 ....................             --             --             --         14,826         14,826
   2002 ....................             --             --             --          7,131          7,131
   2003 ....................             --             --             --          1,960          1,960
   2004 ....................             --             --             --          3,308          3,308
   Thereafter ..............        375,000      1,625,000      1,000,000          3,380      3,003,380
                                 ----------     ----------     ----------     ----------     ----------
Total ......................     $  375,000     $1,625,000     $1,000,000     $   52,672     $3,052,672
                                 ==========     ==========     ==========     ==========     ==========

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Satellite Vendor Financing

     The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments that are deferred until after the respective satellites are in orbit (satellite vendor financing). EchoStar utilized $36 million, $28 million, $14 million and $13 million of satellite vendor financing for EchoStar I, EchoStar II, EchoStar III and EchoStar IV, respectively. The satellite vendor financing with respect to EchoStar I and EchoStar II is secured by substantially all assets of DBS Corp and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. The satellite vendor financings for both EchoStar III and EchoStar IV are secured by an ECC corporate guarantee.

5. INCOME TAXES

     As of December 31, 1999, EchoStar had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $1.483 billion. The NOLs will begin to expire in the year 2012. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("FAS No. 109") requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance to the extent deemed necessary.

     In 1999, EchoStar increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. EchoStar continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely than not that the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of EchoStar's provision for income taxes.

     The actual tax (provision) benefit for 1997, 1998 and 1999 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                          1997       1998       1999
                                                         -----      -----      -----

Statutory rate ......................................     35.0%      35.0%      35.0%
State income taxes, net of Federal benefit ..........      1.6        1.6        2.3
Research and development and foreign tax credits ....      0.7         --         --
Non-deductible interest expense .....................     (0.5)      (1.4)      (0.3)
Other ...............................................     (0.8)       0.5        1.3
Increase in valuation allowance .....................    (36.0)     (35.7)     (38.3)
                                                         -----      -----      -----
   Total benefit from income taxes ..................       --%        --%        --%
                                                         =====      =====      =====

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 1998 and 1999, are as follows (in thousands):

                                                                                     DECEMBER 31,
                                                                                ------------------------
                                                                                  1998           1999
                                                                                ---------      ---------

Current deferred tax assets:
  Accrued royalties .......................................................     $  15,971      $  30,018
  Inventory reserves and cost methods .....................................         1,759          1,380
  Accrued expenses ........................................................         9,976         29,846
  Allowance for doubtful accounts .........................................         1,945          5,636
  Reserve for warranty costs ..............................................           101             78
                                                                                ---------      ---------
Total current deferred tax assets .........................................        29,752         66,958

Current deferred tax liabilities:
  Subscriber acquisition costs and other ..................................            --             68
                                                                                ---------      ---------
Total current deferred tax liabilities ....................................            --             68
                                                                                ---------      ---------
Gross current deferred tax assets .........................................        29,752         66,890
Valuation allowance .......................................................       (22,429)       (55,162)
                                                                                ---------      ---------
Net current deferred tax assets ...........................................         7,323         11,728

Noncurrent deferred tax assets:
  General business and foreign tax credits ................................         2,072          2,504
  Net operating loss carryforwards ........................................       147,097        551,561
  Amortization of original issue discount on 1994 Notes and 1996 Notes ....       105,095             --
  Other ...................................................................        13,000          9,553
                                                                                ---------      ---------
Total noncurrent deferred tax assets ......................................       267,264        563,618
Noncurrent deferred tax liabilities:
  Depreciation ............................................................       (24,013)       (43,459)
  Other ...................................................................          (322)          (425)
                                                                                ---------      ---------
Total noncurrent deferred tax liabilities .................................       (24,335)       (43,884)
                                                                                ---------      ---------
Gross deferred tax assets .................................................       242,929        519,734
                                                                                ---------      ---------
Valuation allowance .......................................................      (183,117)      (464,327)
                                                                                ---------      ---------
Net noncurrent deferred tax assets ........................................        59,812         55,407
                                                                                ---------      ---------
Net deferred tax assets ...................................................     $  67,135      $  67,135
                                                                                =========      =========

     The components of the (provision for) benefit from income taxes are as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                           ---------------------------------------
                                             1997            1998          1999
                                           ---------      ---------      ---------

Current (provision) benefit:
  Federal ............................     $    (373)     $      15      $      --
  State ..............................            (9)            18            (45)
  Foreign ............................          (137)           (77)          (108)
                                           ---------      ---------      ---------
                                                (519)           (44)          (153)
Deferred (provision) benefit:
  Federal ............................       104,992         86,604        286,195
  State ..............................         7,860          6,463         27,748
  Increase in valuation allowance ....      (112,479)       (93,067)      (313,943)
                                           ---------      ---------      ---------
                                                 373             --             --
                                           ---------      ---------      ---------
     Total (provision) benefit .......     $    (146)     $     (44)     $    (153)
                                           =========      =========      =========

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6. SERIES B PREFERRED STOCK

     On January 4, 1999, EchoStar commenced an offer to exchange all, but not less than all, of the shares of Series B Preferred Stock then outstanding for 12 1/8% Senior Exchange Notes due 2004. As previously described in Note 4, EchoStar closed its tender offer for the Senior Exchange Notes during February 1999. The Senior Exchange Notes not tendered (approximately $5,000) continue to bear interest at a rate of 12 1/8% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing with the first such date to occur after the date of the exchange. Interest on the Senior Exchange Notes may, at the option of EchoStar, be paid in cash or by issuing additional Senior Exchange Notes in an aggregate principal amount equal to the amount of such interest. The Senior Exchange Notes that remain outstanding following the tender offer mature on July 1, 2004.

7. STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

     The Class A, Class B and Class C common stock are equivalent in all respects except voting rights. Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock. Upon a change in control of ECC, each holder of outstanding shares of Class C common stock is entitled to ten votes for each share of Class C common stock held. ECC's principal stockholder owns all outstanding Class B common stock and all other stockholders own Class A common stock. There are no shares of Class C common stock outstanding.

Preferred Stock

     Preferred Stock consists of the following (in thousands, except share data):

                                                                                                          DECEMBER 31,
                                                                                                      ---------------------
                                                                                                        1998         1999
                                                                                                      --------     --------

Preferred Stock, 20,000,000 shares authorized (inclusive of 900,000 shares designated as Series B Preferred Stock, see Note 6):
     8% Series A Cumulative Preferred Stock, 1,616,681 and no shares issued and outstanding, including cumulative accrued dividends of $5,755 and ....................
       none, respectively .......................................................................     $ 20,807     $     --
     6 3/4% Series C Cumulative Convertible Preferred Stock, 2,300,000 and
       908,665 shares issued and outstanding, respectively ......................................      108,666       45,434
                                                                                                      --------     --------
Total Preferred Stock ...........................................................................     $129,473     $ 45,434
                                                                                                      ========     ========

8% Series A Cumulative Preferred Stock

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Series C Cumulative Convertible Preferred Stock

     In November 1997, EchoStar issued 2.3 million shares of 6 3/4% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") which resulted in net proceeds to EchoStar of approximately $97 million. Simultaneous with the issuance of the Series C Preferred Stock, the purchasers of the Series C Preferred Stock placed approximately $15 million into an account (the "Deposit Account"). EchoStar recorded proceeds from the issuance of the Series C Preferred Stock net of the amount placed in the Deposit Account. As of November 2, 1999, proceeds from the issuance of the Series C Preferred Stock have been accreted to the face amount of $115 million. However, as of December 31, 1999, approximately 1.4 million shares of Series C Preferred Stock have been converted into approximately 11.0 million shares of EchoStar's class A common stock, reducing the book value of the Series C Preferred Stock to approximately $45 million. The Deposit Account provided quarterly cash payments of approximately $0.844 per share of Series C Preferred Stock (the "Quarterly Return Amount"), from February 1, 1998 until November 1, 1999.

     On November 2, 1999, dividends on the Series C Preferred Stock began to accrue. Each share of Series C Preferred Stock has a liquidation preference of $50 per share. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6 3/4% of the liquidation preference, payable quarterly in arrears commencing February 1, 2000, or upon conversion. Dividends may, at the option of EchoStar, be paid in cash, by delivery of fully paid and nonassessable shares of Class A common stock, or a combination thereof. Each share of Series C Preferred Stock is convertible at any time, unless previously redeemed, at the option of the holder thereof, into approximately 8.2 shares of Class A common stock, subject to adjustment upon the occurrence of certain events. The Series C Preferred Stock is redeemable at any time on or after November 1, 2000, in whole or in part, at the option of EchoStar, in cash, by delivery of fully paid and nonassessable shares of Class A common stock, or a combination thereof, initially at a price of $51.929 per share and thereafter at prices declining to $50.000 per share on or after November 1, 2004, plus in each case all accumulated and unpaid dividends to the redemption date.

8. STOCK COMPENSATION PLANS

Stock Incentive Plan

     In April 1994, EchoStar adopted a stock incentive plan to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has reserved up to 40 million shares of its Class A common stock for granting awards under its 1995 Stock Incentive Plan and an additional 40 million shares of its Class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 1999 have included exercise prices not less than the fair market value of EchoStar's Class A common stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

     During 1999, EchoStar adopted the 1999 Incentive Plan which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, EchoStar accrued $675,000 related to cash incentives to be paid. EchoStar also recorded approximately $179 million of deferred compensation related to post-grant appreciation of options to purchase approximately 2.1 million shares, granted pursuant to the 1999 Incentive Plan. The related deferred compensation will be recognized over the five-year vesting period. As a result of substantial post-grant appreciation of options, variable plan accounting principles require that EchoStar recognize during 1999, $61 million of the total of $179 million of deferred Stock-based compensation under this performance based plan. The remainder will be recognized over the remaining vesting period.

     Options to purchase an additional 5.6 million shares were granted at fair market value during 1999 pursuant to the Long Term Incentive Plan. Vesting of these options is contingent on meeting certain longer-term goals, the achievement of which can not be reasonably predicted as of December 31, 1999. Accordingly, no compensation was recorded during 1999 related to these long-term options. EchoStar will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. The Board of Directors has approved a 2000 Incentive Plan. Any future payments under this plan are contingent upon the achievement of certain financial and other goals.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     A summary of EchoStar's incentive stock option activity for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                      1997                       1998                        1999
                                           -------------------------   -------------------------   -------------------------
                                                           WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                           AVERAGE                     AVERAGE                     AVERAGE
                                                           EXERCISE                    EXERCISE                    EXERCISE
                                             OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                                           -----------    ----------   -----------    ----------   -----------    ----------

Options outstanding, beginning of
   year ..............................       4,101,092      $ 3.57       6,098,268      $ 3.75       5,788,060      $ 4.07
Granted ..............................       3,118,200        4.26       2,792,540        4.70      10,423,856       15.42
Repriced .............................       1,023,176        4.25              --          --              --          --
Exercised ............................        (392,632)       2.41        (752,728)       3.13      (1,904,057)       3.67
Forfeited ............................      (1,751,568)       4.87      (2,350,020)       4.27        (386,039)       9.84
                                           -----------      ------     -----------      ------     -----------      ------
Options outstanding, end of year .....       6,098,268      $ 3.75       5,788,060      $ 4.07      13,921,820      $12.51
                                           ===========      ======     ===========      ======     ===========      ======
Exercisable at end of year ...........       1,388,036      $ 3.04       1,929,212      $ 3.46       1,377,716      $ 3.71
                                           ===========      ======     ===========      ======     ===========      ======

     Exercise prices for options outstanding as of December 31, 1999 are as follows:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       ----------------------------------------------------      --------------------------------
                          NUMBER            WEIGHTED-                              NUMBER
                       OUTSTANDING           AVERAGE                             EXERCISABLE
                          AS OF             REMAINING          WEIGHTED-            AS OF             WEIGHTED-
     RANGE OF          DECEMBER 31,        CONTRACTUAL          AVERAGE          DECEMBER 31,         AVERAGE
  EXERCISE PRICES         1999                LIFE           EXERCISE PRICE          1999          EXERCISE PRICE
-------------------    ------------        -----------       --------------      ------------      --------------

$  2.333 - $  2.967       509,759              2.79             $   2.37             482,795           $  2.33
   4.250 -    4.573     2,509,249              5.51                 4.27             814,814              4.27
   5.500 -    6.868       658,198              6.62                 5.70              73,318              5.92
   8.243 -    10.00       204,036              7.21                 9.97               2,327              8.24
  10.973 -   13.200     8,410,426              8.61                12.01               4,462             11.39
  20.406 -   20.406     1,034,152              7.29                20.41                  --                --
  38.360 -   38.360       288,000              9.50                38.36                  --                --
  45.407 -   45.407       128,000              9.75                45.41                  --                --
  97.500 -   97.500       180,000             10.00                97.50                  --                --
-------------------    ----------             -----             --------           ---------           -------
$  2.333 - $ 97.500    13,921,820              7.67             $  12.51           1,377,716           $  3.71
===================    ==========             =====             ========           =========           =======

     On July 1, 1997, the Board of Directors approved a repricing of substantially all outstanding options with an exercise price greater than $4.25 per share of Class A common stock to $4.25 per share. The Board of Directors would not typically consider reducing the exercise price of previously granted options. However, these options were repriced due to the occurrence of certain events beyond the reasonable control of the employees of EchoStar which significantly reduced the incentive these options were intended to create. The fair market value of the Class A common stock was $3.81 on the date of the repricing. Options to purchase approximately 1,024,000 shares of Class A common stock were affected by this repricing.

Accounting for Stock-Based Compensation

     EchoStar has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar generally does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation,"

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


("FAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

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

                                                         YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                  1997              1998            1999
                                               -----------      -----------      -----------

Net loss attributable to common shares ...     $  (323,371)     $  (297,197)     $  (749,836)
                                               ===========      ===========      ===========
Basic and diluted loss per share .........     $     (1.93)     $     (1.65)     $     (3.60)
                                               ===========      ===========      ===========

     The pro forma net loss for 1999 is less than the loss reported in the statement of operations because the $61 million charge for the post-grant appreciation of stock-based compensation, determined under APB 25 and reported by EchoStar, is greater than the amount of stock-based compensation that would have been reported by EchoStar under the provisions of FAS No. 123.

     The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1997        1998        1999
                                                       -------     -------     -------

Risk-free interest rate ...........................       6.09%       5.64%       5.38%
Volatility factor .................................         68%         67%         76%
Dividend yield ....................................       0.00%       0.00%       0.00%
Expected term of options ..........................    6 years     6 years     6 years
Weighted-average fair value of options granted ....    $  2.60     $  3.01     $ 14.27

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

9. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

     During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 400,000 shares of Class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 1997, 1998 and 1999, employees purchased approximately 16,000, 64,000 and 22,000 shares of Class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

     EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan totaled $329,000 in 1997, and $314,000 in 1998 and 1999. Additionally, during 1998, EchoStar contributed 320,000 shares of its Class A common stock (fair value of approximately $2 million) to the 401(k) Plan related to its 1997 discretionary contribution. During 1999, EchoStar contributed 260,000 shares of its Class A common stock (fair value of approximately $3 million) to the 401(k) Plan related to its 1998 discretionary contribution. During 2000, EchoStar expects to contribute approximately 60,000 shares of its Class A common stock (fair value of approximately $6 million) to the 401(k) Plan related to its 1999 discretionary contribution.

10. OTHER COMMITMENTS AND CONTINGENCIES

Leases

     Future minimum lease payments under noncancelable operating leases as of December 31, 1999, are as follows (in thousands):

YEAR ENDING DECEMBER 31,
   2000.....................................................      $  6,662
   2001.....................................................         6,565
   2002.....................................................         5,912
   2003.....................................................         4,996
   2004.....................................................         2,195
   Thereafter...............................................         5,760
                                                                  --------
      Total minimum lease payments..........................      $ 32,090
                                                                  ========

     Total rental expense for operating leases approximated $1 million in 1997 and 1998 and $3 million in 1999.

Purchase Commitments

     As of December 31, 1999, EchoStar's purchase commitments totaled approximately $209 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 2000. EchoStar expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations, if any.

Patents and Intellectual Property

     Many entities, including some of EchoStar's competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


that EchoStar offers. EchoStar may not be aware of all patents and other intellectual property rights that its products may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, EchoStar cannot estimate the extent to which it may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within EchoStar's direct broadcast satellite system. EchoStar cannot be certain that these persons do not own the rights they claim, that its products do not infringe on these rights, that it would be able to obtain licenses from these persons on commercially reasonable terms or, if it was unable to obtain such licenses, that it would be able to redesign its products to avoid infringement.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


DirecTV

     During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

The News Corporation Limited

     During February 1997, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation, EchoStar has a contingent fee arrangement with the attorneys who represented EchoStar in that litigation, which provides for the attorneys to be paid a percentage of any net recovery obtained in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of its liability. EchoStar also believes that the fee arrangement is void and unenforceable because the attorneys who represented EchoStar are seeking a fee that it believes is unreasonable and excessive, among other things. If EchoStar is unable to resolve this fee dispute with the attorneys, it would be resolved through arbitration or litigation. During mid-1999, EchoStar initiated litigation against the attorneys in the District Court, Arapahoe County, Colorado, arguing that the fee arrangement is void and unenforceable. EchoStar has also asserted claims for breach of fiduciary duty, constructive fraud, breach of the fee arrangement, and misappropriation of trade secrets against the attorneys. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

WIC Premium Television Ltd.

     During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     EchoStar filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta court action recently denied its Motion to Dismiss. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal court action has stayed that case before ruling on EchoStar's motion to dismiss. EchoStar intends to vigorously defend the suits in the event its motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

     Under the Satellite Home Viewer Act, the determination of whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC.

     During 1998, the national networks and local affiliate stations challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, we obtained distant broadcast network signals for distribution to our customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers distributors as well. The plaintiffs in the Florida litigation informed us they considered us a distributor for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. We have implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by us.

     In October 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that our method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. In November 1998, the four major broadcast networks and their affiliate groups filed a complaint against EchoStar in federal court in Miami alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court.

     In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV in Miami related to the delivery of distant network channels to DirecTV customers by satellite. Under the terms of a settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

     The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin EchoStar from providing network programming except under very limited circumstances. In general, the networks want EchoStar to turn off programming to its customers on the same schedule agreed to by DirecTV.

     A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion.

     If this case is decided against EchoStar, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result, including potentially a nationwide permanent prohibition on its broadcast of ABC, NBC, CBS and Fox network channels by satellite. The litigation and the new legislation discussed above, among other things, could also require EchoStar to terminate delivery of network signals to a material portion of our subscriber base, which could cause many of these subscribers to cancel their subscription to EchoStar's other services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. EchoStar has sent letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated soon and have terminated ABC, NBC, CBS and Fox programming to many customers.

     In November 1999, Congress passed new legislation regarding the satellite delivery of network programming and it was signed into law by President Clinton. This new law has the potential of reducing the number of customers whose network channels EchoStar may otherwise be required to terminate as the law "grandfathers" in many subscribers.

Meteoroid Events

     In November 1998 and 1999, certain meteoroid events occurred as the Earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). Similar meteoroid events are expected to occur again in November 2000. These meteoroid events pose a potential threat to all in orbit geosynchronous satellites including our DBS satellites. While the probability that our satellites will be damaged by space debris is very small, that probability will increase by several orders of magnitude during these meteoroid events.

11. SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the "Non-Guarantors"), the Seven and Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of DBS Corp.

     The combined assets, stockholders' equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholders' equity, net loss and operating cash flows of DBS Corp, including the non-guarantors during both 1998 and 1999. Summarized combined and consolidated financial information for DBS Corp is as follows (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                      1997             1998             1999
                                                                   -----------      -----------      -----------

STATEMENT OF OPERATIONS DATA:
   Revenue ...................................................     $   475,877      $   985,909      $ 1,606,291
   Expenses ..................................................         700,104        1,116,764        1,959,860
                                                                   -----------      -----------      -----------
   Operating loss ............................................        (224,227)        (130,855)        (353,569)
   Other income (expense) ....................................         (98,941)        (163,449)        (208,716)
                                                                   -----------      -----------      -----------
   Net loss before taxes .....................................        (323,168)        (294,304)        (562,285)
   Income tax benefit (provision), net .......................            (146)             (72)            (131)
                                                                   -----------      -----------      -----------
   Net loss before extraordinary charges .....................        (323,314)        (294,376)        (562,416)
   Extraordinary charge for early retirement of debt, net
      of tax .................................................              --               --         (228,733)
                                                                   -----------      -----------      -----------
   Net loss ..................................................     $  (323,314)     $  (294,376)     $  (791,149)
                                                                   ===========      ===========      ===========

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                              DECEMBER 31,
                                                                                       ----------------------------
                                                                                          1998              1999
                                                                                       -----------      -----------
BALANCE SHEETS DATA:
   Current assets ................................................................     $   241,582      $   591,939
   Property and equipment, net ...................................................         853,818        1,579,636
   Other noncurrent assets .......................................................         374,773          558,632
                                                                                       -----------      -----------
   Total assets ..................................................................     $ 1,470,173      $ 2,730,207
                                                                                       ===========      ===========


   Current liabilities ...........................................................     $   477,062      $ 1,206,889
   Long-term liabilities .........................................................       1,581,249        2,046,872
   Stockholder's equity (deficit) ................................................        (588,138)        (523,554)
                                                                                       -----------      -----------
   Total liabilities and stockholder's equity (deficit) ..........................     $ 1,470,173      $ 2,730,207
                                                                                       ===========      ===========

12. SEGMENT REPORTING

Business Unit Descriptions

     The operations of EchoStar include three interrelated business units:

     o The DISH Network - a DBS subscription television service in the United States.

     o EchoStar Technologies Corporation - the design, distribution and sale of EchoStar receiver systems for the DISH Network as well as for direct-to-home projects of other internationally, together with the provision of uplink center design, construction oversight and other project integration services for international direct-to-home ventures.

     o Satellite Services - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services my include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

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

Financial Data by Business Unit

                                                                 ECHOSTAR
                                                  DISH          TECHNOLOGIES      SATELLITE      ELIMINATIONS    CONSOLIDATED
                                                 NETWORK        CORPORATION       SERVICES        AND OTHER          TOTAL
                                               -----------      -----------      -----------     -----------      -----------

YEAR ENDED DECEMBER 31, 1997
  Revenue ................................     $   378,377      $    82,609      $     3,458     $    12,974      $   477,418
  Depreciation and amortization ..........         158,992            1,659               --          12,625          173,276
  Total expenses .........................         569,998           73,081              329          58,281          701,689
  EBITDA .................................         (32,629)          11,186            3,129         (32,681)         (50,995)
  Interest income ........................          10,114              180               --           6,957           17,251
  Interest expense .......................          27,503               --               --          76,689          104,192
  Income tax provision, net ..............              (7)             (32)              --            (107)            (146)
  Net income (loss) ......................        (231,223)           4,378            2,889         (88,869)        (312,825)

YEAR ENDED DECEMBER 31, 1998
  Revenue ................................     $   733,382      $   251,958      $    23,442     $   (26,116)     $   982,666
  Depreciation and amortization ..........          85,107            2,097               26          15,406          102,636
  Total expenses .........................         871,269          193,852            3,495          36,941        1,105,557
  EBITDA .................................         (52,781)          60,202           19,973         (47,649)         (20,255)
  Interest income ........................           9,280               --                2          21,004           30,286
  Interest expense .......................          49,042              282               --         118,205          167,529
  Income tax benefit (provision), net ....              17              (11)              --             (50)             (44)
  Net income (loss) ......................        (199,356)          30,333           18,409        (110,268)        (260,882)

YEAR ENDED DECEMBER 31, 1999
  Revenue ................................     $ 1,373,789      $   160,276      $    47,312     $    21,464      $ 1,602,841
  Depreciation and amortization ..........          97,899            4,434              193          10,702          113,228
  Total expenses .........................       1,622,928          165,238           15,956         145,810        1,949,932
  EBITDA .................................        (151,241)            (528)          31,549         (52,733)        (172,953)
  Interest income ........................          26,205                1              375            (402)          26,179
  Interest expense .......................        (201,356)            (253)              --              (4)        (201,613)
  Income tax benefit (provision), net ....              --              (46)              --            (108)            (154)
  Net income (loss) ......................      (1,949,914)         (31,884)          27,273       1,161,678         (792,847)

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Geographic Information

                                                            OTHER
                          UNITED STATES      EUROPE     INTERNATIONAL       TOTAL
                          -------------    ----------   -------------    ----------

1997
Total revenue* ........     $  447,977     $   20,592     $    8,849     $  477,418
Long-lived assets .....        972,909          1,217            121        974,247

1998
Total revenue* ........     $  964,503     $   18,163     $       --     $  982,666
Long-lived assets .....        978,850          1,498             --        980,348

1999
Total revenue* ........     $1,579,992     $   22,849     $       --     $1,602,841
Long-lived assets .....      2,059,242          3,099             --      2,062,341

* Revenues are attributed to geographic regions based upon the location from which the sale originated.

Transactions with Major Customers

     During 1999, export sales to two customers together totaled $126 million and accounted for approximately 8% of EchoStar's total revenue. Revenues from these customers are included within the EchoStar Technologies Corporation business unit. Complete or partial loss of one or both of these customers would have a material adverse effect on EchoStar's results of operations.

13. VALUATION AND QUALIFYING ACCOUNTS

     EchoStar's valuation and qualifying accounts as of December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                   BALANCE AT   CHARGED TO
                                                  BEGINNING OF  COSTS AND                  BALANCE AT
                                                      YEAR       EXPENSES    DEDUCTIONS    END OF YEAR
                                                    --------     --------    ----------    -----------

YEAR ENDED DECEMBER 31, 1997:
  Assets:
    Allowance for doubtful accounts ...........     $  1,494     $  4,343     $ (4,490)     $  1,347
    Loan loss reserve .........................          644          714         (104)        1,254
    Reserve for inventory .....................        5,663        1,650       (3,473)        3,840
  Liabilities:
    Reserve for warranty costs and other ......          763           --          (53)          710

YEAR ENDED DECEMBER 31, 1998:
  Assets:
    Allowance for doubtful accounts ...........     $  1,347     $ 10,692     $ (9,043)     $  2,996
    Loan loss reserve .........................        1,254          858         (101)        2,011
    Reserve for inventory .....................        3,840        1,744         (403)        5,181
  Liabilities:
    Reserve for warranty costs and other ......          710           --         (435)          275

YEAR ENDED DECEMBER 31, 1999:
  Assets:
    Allowance for doubtful accounts ...........     $  2,996     $ 23,481     $(13,368)     $ 13,109
    Loan loss reserve .........................        2,011          100         (272)        1,839
    Reserve for inventory .....................        5,181        1,785       (3,019)        3,947
  Liabilities:
    Reserve for warranty costs and other ......          275           --          (65)          210

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     EchoStar's quarterly results of operations are summarized as follows (in thousands):

                                                           THREE MONTHS ENDED
                                            -------------------------------------------------------
                                            MARCH 31        JUNE 30      SEPTEMBER 30   DECEMBER 31
                                            ---------      ---------     ------------   -----------

Year Ended December 31, 1998:
  Total revenue .......................     $ 214,439      $ 245,838      $ 235,407      $ 286,982
  Operating loss ......................       (21,165)       (16,244)       (15,350)       (70,132)
  Net loss ............................       (49,886)       (45,717)       (51,971)      (113,308)
  Basic and diluted loss per share ....     $   (0.33)     $   (0.30)     $   (0.34)     $   (0.68)

Year Ended December 31, 1999:
  Total revenue .......................     $ 309,576      $ 350,217      $ 428,180      $ 514,868
  Operating loss ......................       (55,682)       (50,989)       (79,455)      (160,965)
  Net loss ............................      (372,331)       (76,129)      (124,401)      (219,986)
  Basic and diluted loss per share ....     $   (2.07)     $   (0.40)     $   (0.55)     $   (0.97)

     The portion of the revenue received from certain Satellite Services customers, over and above guaranteed minimum channel lease payments, has been reclassified to subscription television services for each of the first three quarters. The total amount of the reclassification was approximately $9.6 million. The related expense items have been similarly reclassified.

15. SUBSEQUENT EVENTS

     On February 1, 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

     During February 2000, EchoStar announced the formation of a joint venture with OpenTV Corp. intended to offer DISH Network customers and other video platforms around the world a low cost, interactive digital receiver with a built-in hard disk drive that will permit viewers to pause and record live programs without the need for video tape. The new set-top box is expected to be available during the fourth quarter of 2000. In connection with formation of the joint venture, OpenTV and EchoStar licensed certain intellectual property rights to the joint venture and EchoStar was issued 2,252,252 shares of OpenTV common Stock. The shares of OpenTV common Stock are subject to forfeiture if EchoStar fails to activate the OpenTV system in at least 500,000 set top boxes on or before February 23, 2003.

     During February 2000, EchoStar also announced agreements for the construction and delivery of three new satellites. Two of these satellites, EchoStar VII and EchoStar VIII, will be advanced, high-powered DBS satellites. Both will include spot-beam technology which could allow DISH Network to offer local channels or other value added services in as many as 60 or more markets across the United States. The third satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite, which may provide EchoStar with increased opportunities to attract business customers and may provide DISH Network customers with expanded services such as Internet, data and potentially two-way wireless communications.

     On February 28, 2000 EchoStar announced a two-for-one split of its outstanding class A and class B common stock effective March 22, 2000 to shareholders of record as of the close of business on March 10, 2000.

                                 EXHIBIT INDEX



        Exhibit
        Number                              Description
        ------                              -----------

       3.1(a)[]      Amended Restated Articles of Incorporation of EchoStar.

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

       4.25*         Registration Rights Agreement, relating to the Seven Year
                     Notes, dated as of January 25, 1999, by and among DBS
                     Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of DBS Corp.,
                     Registration No. 333-71345).

       4.26*         Registration Rights Agreement, relating to the Ten Year
                     Notes, dated as of January 25, 1999, by and among DBS
                     Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of DBS Corp.,
                     Registration No. 333-71345).

       4.27*         Indenture, dated as of December 8, 1999, between EchoStar
                     Communications Corporation and U.S. Bank Trust National
                     Association, as trustee, including the form of 4 7/8%
                     Convertible Subordinated Note Due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of EchoStar Communications Corporation,
                     Registration No. 333-31894).

       4.28          Registration Rights Agreement, relating to the 4 7/8%
                     Convertible Subordinated Notes Due 2007, dated as of
                     December 8, 1999, by and among EchoStar Communications
                     Corporation and the initial purchasers (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of EchoStar Communications Corporation,
                     Registration No. 333-31894).

       10.1(a)*      Satellite Construction Contract, dated as of February 6,
                     1990, between EchoStar Satellite Corporation ("ESC") and
                     Martin Marietta as successor to General Electric Company,
                     Astro-Space Division ("General Electric") (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

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

       10.2*         Key Employee Bonus Plan, dated as of January 1, 1994
                     (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Registration
                     No. 33-76450)**

       10.3* Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       10.4*         Form of Satellite Launch Insurance Declarations
                     (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration
                     No. 33-81234).

       10.5* Dish 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).**

       10.6*         Form of Tracking, Telemetry and Control Contract between
                     AT&T Corp. and ESC (incorporated by reference to Exhibit
                     10.12 to the Registration Statement on Form S-1 of Dish,
                     Registration No. 33-81234).

       10.7* Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File No. 33-81234).

       10.8*         Statement of Work, dated January 31, 1995 from ESC to
                     DiviCom, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of EchoStar,
                     Registration No. 33-91276).

       10.9* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Space Corporation and
                     Lockheed-Khrunichev-Energia International, Inc.
                     (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of EchoStar,
                     Registration No. 33-91276).

       10.10* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276)**

       10.11(a)*     Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and
                     Martin Marietta (incorporated by reference to Exhibit
                     10.17(a) to the Quarterly Report on Form 10-Q of EchoStar
                     for the quarter ended June 30, 1996, Commission File No.
                     0-26176).

       10.12(b)*     Ninth Amendment to Satellite Construction Contract, dated
                     as of February 1, 1994, between DirectSat Corporation and
                     Martin Marietta (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4 of EchoStar,
                     Registration No. 333-03584).

       10.13(c)*     Tenth Amendment to Satellite Construction Contract, dated
                     as of July 18, 1996, between DirectSat Corporation and
                     Martin Marietta (incorporated by reference to Exhibit
                     10.17(b) to the Quarterly Report on Form 10-Q of EchoStar
                     for the quarter ended June 30, 1996, Commission File No.
                     0-26176).

       10.14* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996,
                     Commission File No. 0-26176).

       10.15* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995
                     (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of EchoStar,
                     Registration No. 333-03584).

       10.16*        Agreement between HTS, ESC and ExpressVu Inc., dated
                     January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

       10.17* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite
                     Broadcasting Corporation, a Delaware corporation ("DBSC") and Martin Marrieta Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of
                     EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.18* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed
                     Martin Corporation (incorporated by reference to Exhibit
                     10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File
                     No. 0-26176).

       10.19*        Contract for Launch Services, dated April 5, 1996, between
                     Lockheed Martin Commercial Launch Services, Inc. and
                     EchoStar Space Corporation (incorporated by reference to
                     Exhibit 10.3 to the Quarterly Report on Form 10-Q of
                     EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.20* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips
                     Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
                     10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.21* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March
                     31, 1998, Commission File No. 0-26176).

       10.22*        Purchase Agreement, dated November 30, 1998, by and among
                     American Sky Broadcasting, LLC ("ASkyB"), The News
                     Corporation Limited ("News Corporation"), MCI
                     Telecommunications Corporation and EchoStar (incorporated by reference to Exhibit 10.1 to the Current Report on Form
                     8-K filed by EchoStar on December 1, 1998, Commission File
                     No. 0-26176).

       10.23*        Voting Agreement, dated November 30, 1998, among EchoStar,
                     AskyB, News Corporation and MCI Telecommunications
                     Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of December 1, 1998).

       10.24* Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC
                     (incorporated by reference to Exhibit 10.28 to the Annual
                     Report on Form 10-K of EchoStar for the year ended December
                     31, 1998, Commission File No. 0-26176).

       10.25*        First Amendment, dated June 23, 1999, to the Purchase
                     Agreement dated November 30, 1998, by and among American
                     Sky Broadcasting, LLC, The News Corporation Limited, MCI
                     Telecommunications Corporation, and EchoStar Communications
                     Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

       10.26* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI
                     Telecommunications Corporation, American Sky Broadcasting,
                     LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No.
                     0-26176).

       21[]          Subsidiaries of EchoStar Communications Corporation.

       24.1[] Powers of Attorney authorizing signature of O. Nolan Daines and Raymond L. Friedlob.

       27[]          Financial Data Schedule.

-------------------

*        Incorporated by reference.
**       Constitutes a management contract or compensatory plan or arrangement.
[]       Filed herewith.