Form 10-Q
period 2000-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2000-04-27
CIK 1001082

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from                 to                 .
                                      ---------------    ----------------

                         Commission File Number: 0-26176

                       ECHOSTAR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                          NEVADA                                                    88-0336997
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                 5701 S. SANTA FE DRIVE
                   LITTLETON, COLORADO                                                80120
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

     AS OF APRIL 20, 2000, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 231,172,351 SHARES OF CLASS A COMMON STOCK AND 238,435,208 SHARES OF CLASS B COMMON STOCK.


================================================================================

                                TABLE OF CONTENTS


                                                PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 1999 and March 31, 2000 (Unaudited).................................................      1

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 1999 and 2000 (Unaudited)...........................................      2

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 2000 (Unaudited)...........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................   None


                                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     18

Item 2.  Changes in Securities and Use of Proceeds..........................................................   None

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                       DECEMBER 31,      MARCH 31,
                                                                                                          1999             2000
                                                                                                       -----------      -----------
ASSETS                                                                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents .....................................................................     $   905,299      $   679,788
   Marketable investment securities ..............................................................         348,876          371,120
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $13,109 and $16,182, respectively ...........................................................         159,685          173,735
   Insurance receivable ..........................................................................         106,000          106,000
   Inventories ...................................................................................         123,630          152,493
   Other current assets ..........................................................................          40,205           47,351
                                                                                                       -----------      -----------
Total current assets .............................................................................       1,683,695        1,530,487
Restricted cash and marketable investment securities .............................................           3,000            3,000
Property and equipment, net ......................................................................       1,339,939        1,338,275
FCC authorizations, net ..........................................................................         722,402          723,816
Other noncurrent assets ..........................................................................         149,153          229,296
                                                                                                       -----------      -----------
     Total assets ................................................................................     $ 3,898,189      $ 3,824,874
                                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable ........................................................................     $   194,046      $   171,481
   Deferred revenue ..............................................................................         181,531          210,709
   Accrued expenses ..............................................................................         499,265          545,566
   Current portion of long-term debt .............................................................          22,067           20,982
                                                                                                       -----------      -----------
Total current liabilities ........................................................................         896,909          948,738

Long-term obligations, net of current portion:
   1994 Notes ....................................................................................           1,503            1,503
   1996 Notes ....................................................................................           1,097            1,097
   1997 Notes ....................................................................................              15               15
   Seven Year Notes ..............................................................................         375,000          375,000
   Ten Year Notes ................................................................................       1,625,000        1,625,000
   Convertible Notes .............................................................................       1,000,000        1,000,000
   Mortgages and other notes payable, net of current portion .....................................          27,990           24,839
   Long-term deferred satellite services revenue and other long-term liabilities .................          19,093           26,541
                                                                                                       -----------      -----------
Total long-term obligations, net of current portion ..............................................       3,049,698        3,053,995
                                                                                                       -----------      -----------
     Total liabilities ...........................................................................       3,946,607        4,002,733

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit):
   6 3/4% Series C Cumulative  Convertible  Preferred  Stock,  908,665 and 348,135
     shares issued and outstanding, respectively .................................................          45,434           17,407
   Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized,
     220,087,230 and 230,803,137 shares issued and outstanding, respectively......................           2,200            2,308
   Class B Common Stock, $.01 par value, 800,000,000 shares authorized,
     238,435,208 shares issued and outstanding ...................................................           2,384            2,384
   Class C Common Stock, $.01 par value, 800,000,000 shares authorized, none
     outstanding .................................................................................              --               --
   Additional paid-in capital ....................................................................       1,622,538        1,691,467
   Deferred stock-based compensation .............................................................        (117,780)        (104,071)
   Accumulated other comprehensive income ........................................................              --            1,463
   Accumulated deficit ...........................................................................      (1,603,194)      (1,788,817)
                                                                                                       -----------      -----------
Total stockholders' equity (deficit) .............................................................         (48,418)        (177,859)
                                                                                                       -----------      -----------
     Total liabilities and stockholders' equity (deficit) ........................................     $ 3,898,189      $ 3,824,874
                                                                                                       ===========      ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                      1999             2000
                                                                                   -----------      -----------

REVENUE:
   DISH Network:
     Subscription television services ..........................................     $ 261,016      $ 476,874
     Other .....................................................................         2,263          1,313
                                                                                     ---------      ---------
   Total DISH Network ..........................................................       263,279        478,187
   DTH equipment sales and integration services ................................        32,669         62,704
   Satellite services ..........................................................         7,974         14,250
   C-band and other ............................................................         5,654         10,580
                                                                                     ---------      ---------
Total revenue ..................................................................       309,576        565,721

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ...............................................       110,357        201,574
     Customer service center and other .........................................        24,109         56,049
     Satellite and transmission ................................................         9,446         12,476
                                                                                     ---------      ---------
   Total DISH Network operating expenses .......................................       143,912        270,099
   Cost of sales - DTH equipment and integration services ......................        22,916         46,222
   Cost of sales - C-band and other ............................................         4,050          8,116
   Marketing:
     Subscriber promotion subsidies ............................................       127,608        250,087
     Advertising and other .....................................................        11,689         23,170
                                                                                     ---------      ---------
   Total marketing expenses ....................................................       139,297        273,257
   General and administrative ..................................................        30,023         55,577
   Non-cash, stock-based compensation ..........................................            --         14,009
   Depreciation and amortization ...............................................        25,060         40,458
                                                                                     ---------      ---------
Total costs and expenses .......................................................       365,258        707,738
                                                                                     ---------      ---------

Operating loss .................................................................       (55,682)      (142,017)

Other Income (Expense):
   Interest income .............................................................         4,936         18,998
   Interest expense ............................................................       (52,510)       (61,513)
   Other .......................................................................           (10)          (543)
                                                                                     ---------      ---------
Total other income (expense) ...................................................       (47,584)       (43,058)
                                                                                     ---------      ---------

Loss before income taxes .......................................................      (103,266)      (185,075)
Income tax provision, net ......................................................           (66)           (55)
                                                                                     ---------      ---------
Net loss before extraordinary charges ..........................................      (103,332)      (185,130)
Extraordinary charge for early retirement of debt, net of tax ..................      (268,999)            --
                                                                                     ---------      ---------
Net loss .......................................................................      (372,331)      (185,130)

8% Series A Cumulative Preferred Stock dividends ...............................          (124)            --
12 1/8% Series B Senior Redeemable Exchangeable Preferred
   Stock dividends payable in-kind .............................................          (241)            --
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock ............        (1,834)            --
6 3/4%  Series C Cumulative Convertible Preferred Stock dividends ..............            --           (493)
                                                                                     ---------      ---------
Numerator for basic and diluted loss per share - loss
   attributable to common shareholders .........................................     $(374,530)     $(185,623)
                                                                                     =========      =========
Denominator for basic and diluted loss per share -
   weighted-average common shares outstanding ..................................       361,528        465,768
                                                                                     =========      =========

Net loss per common share:
   Basic and diluted loss per share before extraordinary charge ................     $   (0.30)     $   (0.40)
   Extraordinary charge ........................................................         (0.74)            --
                                                                                     ---------      ---------
   Basic and diluted net loss ..................................................     $   (1.04)     $   (0.40)
                                                                                     =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         1999             2000
                                                                                      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................................     $  (372,331)     $  (185,130)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt ............................         268,999               --
   Deferred stock-based compensation recognized .................................              --           13,709
   Depreciation and amortization ................................................          25,060           40,458
   Amortization of debt discount and deferred financing costs ...................          11,036            1,534
   Employee benefits funded by issuance of Class A Common Stock .................           3,184            7,280
   Change in reserve for excess and obsolete inventory ..........................            (298)             303
   Change in long-term deferred satellite services revenue and other long-term
      liabilities ...............................................................           5,729            7,448
   Other, net ...................................................................              70              990
   Changes in current assets and current liabilities, net .......................          63,912            8,831
                                                                                      -----------      -----------
Net cash flows from operating activities ........................................           5,361         (104,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ...................................        (213,594)        (218,888)
Sales of marketable investment securities .......................................         229,018          198,107
Funds released from escrow and restricted cash and marketable investment
securities ......................................................................          77,657               --
Purchases of property and equipment .............................................          (8,854)         (36,900)
Investment in iSKY,  Inc. .......................................................              --          (50,000)
Investment in Replay TV .........................................................              --          (10,000)
Other ...........................................................................            (490)            (694)
                                                                                      -----------      -----------
Net cash flows from investing activities ........................................          83,737         (118,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Seven Year Notes ......................................         375,000               --
Proceeds from issuance of Ten Year Notes ........................................       1,625,000               --
Debt issuance costs and prepayment premiums .....................................        (273,718)              --
Retirement of 1994 Notes ........................................................        (575,674)              --
Retirement of 1996 Notes ........................................................        (501,350)              --
Retirement of 1997 Notes ........................................................        (378,110)              --
Retirement of Senior Exchange Notes .............................................        (228,528)              --
Redemption of Series A Preferred Stock ..........................................         (90,934)              --
Repayments of mortgage indebtedness and notes payable ...........................          (4,956)          (4,236)
Net proceeds from Class A Common Stock options exercised and Class A Common
   Stock issued to Employee Stock Purchase Plan .................................           1,525            2,170
Other ...........................................................................              --             (493)
                                                                                      -----------      -----------
Net cash flows from financing activities ........................................         (51,745)          (2,559)
                                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents ............................          37,353         (225,511)
Cash and cash equivalents, beginning of period ..................................         106,547          905,299
                                                                                      -----------      -----------
Cash and cash equivalents, end of period ........................................     $   143,900      $   679,788
                                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   8% Series A Cumulative Preferred Stock dividends .............................             124               --
   12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock dividends
      payable in-kind ...........................................................             241               --
   Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock ..........           1,834               --
   Class A Common Stock issued related to acquisition of Kelly Broadcasting
      Systems, Inc. .............................................................              --           31,556

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

     The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include three interrelated business units:

     o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of March 31, 2000, EchoStar had approximately 3.9 million DISH Network subscribers.

     o EchoStar Technologies Corporation ("ETC") - engaged in the design, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

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

Recent Developments

     On March 22, 2000, EchoStar completed a two-for-one split of its outstanding Class A and Class B common stock. An amount equal to the par value of the common shares issued in the stock split was transferred from additional paid-in capital to Class A common stock and Class B common stock. All references to shares included herein retroactively give effect to the stock split competed in March 2000.

     During March 2000, EchoStar acquired Kelly Broadcasting Systems, Inc. ("KBS"), a New Jersey based provider of international and foreign-language programming in the United States. In connection with the acquisition, EchoStar issued approximately 510,000 shares of its Class A common stock and paid $3.5 million in cash, for 100% ownership of KBS.

     During March 2000, EchoStar completed a $50 million investment in iSKY Inc. Pursuant to the investment agreement, following the launch of iSKY's service, currently anticipated during late 2001, EchoStar would distribute the iSKY satellite Internet service along with DISH Network satellite TV service through its retailers nationwide. With this investment, EchoStar acquired a 11.03% interest in iSKY and received warrants which, subject to reaching certain iSKY customer targets through the DISH Network, could increase its stake up to 19.26% on an outstanding basis.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Comprehensive Income (Loss)

     The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ------------------------
                                                                             1999          2000
                                                                          ---------      ---------
                                                                                 (Unaudited)

Net loss ............................................................     $(372,331)     $(185,130)
Change in unrealized gain (loss) on available-for-sale securities ...            --          1,463
                                                                          ---------      ---------
Comprehensive loss ..................................................     $(372,331)     $(183,667)
                                                                          =========      =========

     Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gain on available-for-sale securities, net of deferred taxes.

Basic and Diluted Loss Per Share

     As of March 31, 2000 and 1999, options to purchase approximately 27,861,000 and 29,448,000 shares of Class A common stock were outstanding, respectively. Common stock equivalents (employee stock options and warrants) are excluded from the calculation of diluted loss per share as they are antidilutive. Securities which are convertible into shares of Class A common stock (6 3/4% Series C Cumulative Convertible Preferred Stock and 4 7/8% Convertible Subordinated Notes) also are excluded from the calculation of diluted loss per share as they are antidilutive. Approximately 37,720,000 and 5,713,000 shares of Class A common stock were issuable upon conversion of the 6 3/4% Series C Cumulative Convertible Preferred Stock as of March 31, 1999 and 2000, respectively. As of March 31, 2000, the 4 7/8% Convertible Subordinated Notes are convertible into approximately 11 million shares of Class A common stock.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


3. INVENTORIES

     Inventories consist of the following (in thousands):

                                                                                    DECEMBER 31,    MARCH 31,
                                                                                       1999           2000
                                                                                     ---------      ---------

Finished goods - DBS ...........................................................     $  63,567      $  55,633
Raw materials ..................................................................        35,751         61,774
Finished goods - reconditioned and other .......................................        19,509         25,281
Work-in-process ................................................................         7,666         13,220
Consignment ....................................................................         1,084            835
Reserve for excess and obsolete inventory ......................................        (3,947)        (4,250)
                                                                                     ---------      ---------
                                                                                     $ 123,630      $ 152,493
                                                                                     =========      =========

4. ECHOSTAR IV IMPAIRMENT

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 22 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are currently available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders may further decrease over time. Based on current data from Lockheed Martin, we expect that at least 10 high power transponders or 5 extra-high power transponders will probably be available over the remaining useful life of the satellite, absent significant additional transponder problems or other failures.

     In addition to transponder failures, EchoStar IV experienced anomalies affecting its heating systems and fuel system during 1999. As a result of the heating system and fuel system anomalies, the estimated remaining useful life of EchoStar IV has been reduced to approximately 4 years. This change increased EchoStar's net loss for the three months ended March 31, 2000 by approximately $2.4 million.

     During September 1998, EchoStar recorded a $106 million provision for loss in connection with the partial failure of EchoStar IV solar arrays to deploy. During December 1999, EchoStar recorded an additional $13.7 million provision for loss. The aggregate loss provision of $119.7 million represented EchoStar's estimate, at December 31, 1999, of the asset impairment attributable to lost transmission capacity on EchoStar IV resulting from the solar array anomaly described above. EchoStar also recorded a $106 million gain, during September 1998, attributable to an anticipated insurance claim receivable that it believes is probable of receipt. While there can be no assurance as to the amount of the final insurance settlement, EchoStar believes that it will receive insurance proceeds at least equal to the $106 million receivable recorded. To the extent that it appears probable that EchoStar will receive insurance proceeds in excess of the $106 million currently recorded and that no further provision for loss is necessary, a gain will be recognized for the incremental amount in the period that the amount of the final settlement can be reasonably estimated.

     In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policy related to EchoStar
IV. However, if the Company receives $219.3 million for a constructive total loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. Although we believe we have suffered a total loss of EchoStar IV under that definition in the launch insurance policy, we intend to negotiate a settlement with the insurers to compensate us for the reduced satellite transmission capacity and allow us to retain title to the asset.

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

     During April 2000, the insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers allege that all other impairment to the satellite occurred after expiration of the policy period and is not covered by the policy. EchoStar strongly disagrees with the position of the insurers. As a result, EchoStar filed for arbitration to resolve its insurance claim for constructive total loss with respect to the EchoStar IV satellite. There can be no assurance that EchoStar will receive the amount claimed or, if it does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

     While there can be no assurance, we do not currently expect a material adverse impact on short term satellite operations. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

5. COMMITMENTS AND CONTINGENCIES

DirecTV

     During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

     The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortuously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. (KBS). DirecTV alleges that EchoStar "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about EchoStar's right to offer network programming. DirecTV further alleges that EchoStar improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. The amount of damages DirecTV is seeking is as yet unquantified. EchoStar intends to vigorously defend against these claims. The case is currently in discovery.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

     We filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied our Motion to Dismiss. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal action has stayed that case before ruling on our motion to dismiss. We intend to vigorously defend the suits in the event our motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

     The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin us from providing network programming except under very limited circumstances, and to turn off network programming to many of our customers.

     A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion. Additional motions and affidavits have been filed with the Court over the past several months and a ruling adverse, or favorable, to us could issue at any time.

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

     In November 1999, Congress passed new legislation regarding the satellite delivery of network programming and it was signed into law by President Clinton. This new law has the potential of reducing the number of customers whose network channels EchoStar may otherwise be required to terminate, as the law "grandfathers" many subscribers to continue to receive network channels by satellite.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


6. SEGMENT REPORTING

Financial Data by Business Unit

                                                         ECHOSTAR
                                           DISH        TECHNOLOGIES    SATELLITE   ELIMINATIONS   CONSOLIDATED
                                          NETWORK      CORPORATION     SERVICES      AND OTHER       TOTAL
                                         ---------     -----------     ---------   ------------   ------------

THREE MONTHS ENDED MARCH 31, 1999
  Revenue ..........................     $ 269,189      $  26,517      $   9,110     $   4,760     $ 309,576
  Net income (loss) before
     extraordinary charges .........      (495,439)        (3,776)         4,962       390,921      (103,332)

THREE MONTHS ENDED MARCH 31, 2000
  Revenue ..........................     $ 484,448      $  52,469      $  17,661     $  11,143     $ 565,721
  Net income (loss) ................      (534,017)        (4,494)        11,062       342,319      (185,130)

7. SUBSEQUENT EVENTS

     During April 2000, EchoStar announced an investment of $50 million in Gilat-To-Home Inc. Gilat-To-Home, a joint venture whose partners now include EchoStar, Gilat Satellite Networks Ltd., and Microsoft, plans to provide consumer, two-way satellite, broadband Internet service later this year. With the investment, EchoStar will hold approximately a 17.6% stake in Gilat-To-Home.

     EchoStar and Gilat previously announced an agreement to jointly offer consumers two-way, Ku-band, high-speed satellite Internet access along with DISH Network satellite television programming via a single small consumer dish. Under the terms of the agreement, EchoStar will distribute the Gilat-To-Home broadband satellite Internet service powered by MSN along with DISH Network satellite TV service through its retailers nationwide. The Gilat-To-Home services are expected to be available during late 2000.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

     Revenue. Total revenue for the three months ended March 31, 2000 was $566 million, an increase of $256 million compared to total revenue for the three months ended March 31, 1999 of $310 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled $477 million for the three months ended March 31, 2000, an increase of $216 million compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network subscribers for the three months ended March 31, 2000 increased approximately 71% compared to the same period in 1999. As March 31, 2000, we had approximately 3.9 million DISH Network subscribers compared to
2.3 million at March 31, 1999. The strong subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite, together with generally good economic conditions and positive momentum for the DISH Network generally. Monthly revenue per subscriber was approximately $43.85 during the three months ended March 31, 2000 and approximately $41.50 during the same period during 1999. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     For the three months ended March 31, 2000, DTH equipment sales and integration services totaled $63 million, an increase of $30 million compared to the same period during 1999. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

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

     Satellite services revenue totaled $14 million during the three months ended March 31, 2000, an increase of $6 million as compared to the same period during 1999. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue for the year ended December 31, 2000 is expected to increase as compared to the year ended December 31, 1999, to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

     In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and possibly increased subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings that will follow the launch of EchoStar VI this summer.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $270 million during the three months ended March 31, 2000, an increase of $126 million or 88%, compared to the same period in 1999. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 57% and 55% of subscription television services revenue during the three months ended March 31, 2000 and 1999, respectively. The percentage increase is primarily attributable to operating inefficiencies resulting from our rapid growth including upgrades to our installation and call center infrastructure. We believe these issues will be resolved shortly and will provide long term efficiency improvement.

     Subscriber-related expenses totaled $202 million during the three months ended March 31, 2000, an increase of $92 million compared to the same period in 1999. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 42% of subscription television services revenues during each of the three months ended March 31, 2000 and 1999. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $56 million during the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

three months ended March 31, 2000, an increase of $32 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from installation expenses related to the expansion of our installation business. Customer service center and other expenses totaled 12% of subscription television services revenue during the three months ended March 31, 2000, as compared to 9% during the same period in 1999. These expenses in total, and as a percentage of subscription television services revenue, may continue to increase in future periods as we continue to develop and expand our customer service centers and installation business to provide additional customer support and help us better accommodate anticipated subscriber growth, resulting in long term efficiency improvements.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $12 million during the three months ended March 31, 2000, a $3 million increase compared to the same period in 1999. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 3% and 4% of subscription television services revenue during the three months ended March 31, 2000 and 1999, respectively.

     Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $46 million during the three months ended March 31, 2000, an increase of $23 million compared to the same period in 1999. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 74% and 70% of DTH equipment revenue, during the three months ended March 31, 2000 and 1999, respectively. The increase reflects price pressure resulting from increased competition from other providers of DTH equipment.

     Marketing Expenses. Marketing expenses totaled $273 million during the three months ended March 31, 2000, an increase of $134 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $23 million and $12 million during the three months ended March 31, 2000 and 1999, respectively.

     We subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. In connection with our plans to encourage as many new subscribers as possible to be ready for the additional services that will become available at the 110(Degree) WL orbital location, and as a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our subscriber acquisition costs for 2000 may average as much as $450 or more for the full year.

     During the three months ended March 31, 2000, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

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


disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least April 2000.

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

     Under our free installation program all customers who purchase an EchoStar receiver system through April 30, 2000 are eligible to receive a free professional installation. The free installation program was responsible, in part, for the strong subscriber growth during the first quarter of 2000. The free installation program was also largely responsible for the increase in subscriber acquisition costs during the first quarter. While there can be no assurance, we expect that subscriber acquisition costs may be lower during the remainder of 2000 following expiration of the free installation program and commencement of other less expensive programs including our new Digital Home Plan. That plan provides consumers with the use of two receivers plus installation, in home service and our America's Top 150 programming package for only $49.99, plus a $99 up front fee.

     During the three months ended March 31, 2000, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled approximately $273 million, or approximately $467 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended March 31, 1999, inclusive of acquisition marketing expenses, totaled $142 million, or approximately $355 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the impact of several aggressive marketing promotions to acquire new subscribers, including most significantly our free installation offer which commenced in January and is scheduled to conclude during the second quarter.

     In connection with the launch of EchoStar V and EchoStar VI, we will utilize the 110(Degree) orbital location to enhance revenue opportunities with new value added services for our current and future subscribers, and maintain our primary DBS service at the 119(Degree) orbital location. Our existing subscribers will need to upgrade their dish and receiver systems in order to take advantage of all of the services we offer. To encourage existing subscribers to upgrade their systems and remain subscribers, we are currently subsidizing upgrades by existing subscribers to our DISH 500 system. The cost of this program could be significant if utilized by a large number of our existing subscribers. The anticipated date for the launch of EchoStar VI, previously scheduled for June 2000, is now expected in July as a result of a delay of an Atlas launch scheduled prior to EchoStar VI.

     Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our bounty programs, our "free system/free installation" program, or the DISH Network One-Rate Plan, or if we determine that other more aggressive promotions are necessary to respond to competition, or for other reasons.

     General and Administrative Expenses. General and administrative expenses totaled $56 million during the three months ended March 31, 2000, an increase of $26 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 10% of total revenue during each of the three months ended March 31, 2000 and 1999. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees a contingent incentive including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. As a result of substantial post-grant appreciation of options, during the three months ended March 31, 2000 we recognized $14 million of the total of $179 million of deferred stock-based compensation under this performance based plan. The remainder will be recognized over the remaining vesting period.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $88 million during the three months ended March 31, 2000 compared to negative $31 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in subscriber acquisition costs due to the success of several aggressive marketing promotions to acquire new subscribers, as well as other previously described factors. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended March 31, 2000 does not include approximately $14 million of non-cash compensation expense resulting from post-grant appreciation of employee stock options. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $40 million during the three months ended March 31, 2000, a $15 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999.

     Other Income and Expense. Other expense, net totaled $43 million during the three months ended March 31, 2000, a decrease of $5 million compared to the same period in 1999. This decrease resulted from an increase in interest income partially offset by an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

     As of March 31, 2000, our unrestricted cash, cash equivalents and marketable investment securities totaled $1.051 billion compared to $1.254 billion as of December 31, 1999. For the three months ended March 31, 1999 and 2000, we reported net cash flows from operating activities of $5 million and negative $105 million, respectively. The increase in net cash flows reflects, among other things, the significant increase in subscriber acquisition costs associated with our rapid subscriber growth and our "free installation" promotion.

     We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon our ability to continue to rapidly expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our ETC and Satellite Services businesses. There can be no assurance that we will be successful in achieving our goals. The amount of capital required to fund our 2000 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of a general economic downturn, among other factors. These factors could require that we raised additional capital in the future.

Subscriber Turnover

     Our churn increased during 1999, but did not further increase during the three months ended March 31, 2000. We believe that our average churn continues to be lower than satellite industry averages. Our maturing subscriber base, together with the effects of rapid growth, were responsible for the increase in churn during 1999. Rapid growth resulted

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


in customer installation delays, and the effectiveness of our customer service has also been impacted. We are rapidly expanding our customer service and installation capabilities in response to our increased business, but churn may increase until we have completed the upgrades to our infrastructure. Further, our litigation with the networks in Miami, and other factors, including our inability to obtain retransmission consents from local network stations on or before May 29, 2000, could require us to terminate delivery of network channels to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in increased churn. While there can be no assurance, notwithstanding the issues discussed above we expect to be able to continue to manage churn to a level at or below satellite industry averages during 2000.

Subscriber Acquisition Costs

     As previously described, we subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Our average subscriber acquisition cost was $467 during the first quarter of 2000. While there can be no assurance, we expect that our per subscriber acquisition costs for the remainder of 2000 will be less than during the first quarter, unless competition, the desire to drive stronger subscriber growth or other factors require relatively more costly promotions than those presently planned, or result in the extension of our free installation program beyond the currently scheduled second quarter expiration.

     In connection with our plans to encourage as many new subscribers as possible to be ready for the additional services that will become available at the 110(Degree) WL orbital location, and as a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our subscriber acquisition costs for 2000 may average as much as $450 or more for the full year. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our bounty programs, our "free system/free installation" program, or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons.

     Funds necessary to meet subscriber acquisition costs will be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional capital in the future to meet these requirements. If we were required to raise capital today a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

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

Obligations and Future Capital Requirements

     As of March 31, 2000, we had approximately $3.0 billion of outstanding long-term debt (including the current portion), which includes $2.6 million of outstanding notes that were not tendered during our January 1999 refinancing. We are required to retire these remaining notes when they mature, and the indentures governing these notes will remain outstanding (although substantially all of the restrictive covenants have been eliminated) until each series of notes has been retired in full.

     Semi-annual cash debt service requirements of approximately $94 million related to our 9 1/4% Senior Notes due 2006 (seven year notes) and our 9 3/8% Senior Notes due 2009 (ten year notes), is payable in arrears on February 1 and August 1 each year. Semi-annual cash debt service requirements of approximately $24 million related to our 4 7/8% Convertible Subordinated Notes due 2007 (convertible notes) is payable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


in arrears on January 1 and July 1 of each year, commencing July 1, 2000. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes.

     We utilized $91 million of satellite vendor financing for our first four satellites. As of March 31, 2000, approximately $36 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. Those in orbit payments are contingent on the continued health of the satellite.

     Dividends on our 6 3/4% Series C Cumulative Convertible Preferred Stock began to accrue on November 2, 1999. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6 3/4% of the Liquidation Preference of $50 per share. Dividends are payable quarterly in arrears, commencing February 1, 2000, when, as, and if declared by our Board of Directors. All accumulated and unpaid dividends may, at our option, be paid in cash, Class A common stock, or a combination thereof upon conversion or redemption. We declared a cash dividend of approximately $290,000 or $0.84375 per share, payable on May 1, 2000 to Series C Preferred Stock shareholders of record on April 21, 2000.

     During the remainder of 2000, we anticipate total capital expenditures of approximately $300-$425 million. This amount includes approximately $180-$240 million related to the construction and launch of EchoStar VI, EchoStar VII, EchoStar VIII and EchoStar IX, approximately $50-$100 million related to EchoStar receiver systems to be provided under our Digital Home program and $40 million for capital expenditures related to the build-out of our digital broadcast centers.

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

     We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances, and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent, among other things, upon our ability to continue to rapidly expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our ETC and Satellite Services businesses. During the first quarter of 2000, subscriber growth exceeded our expectations. To the extent the subscriber growth rate continues to exceed our expectations, it may be necessary for us to raise additional capital to fund increased working capital requirements. There may be a number of other factors, some of which are beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. If cash generated from our operations is not sufficient to meet our debt service requirements or other obligations, we would be required to obtain cash from other financing sources. If we were required to raise capital today a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that such financing would be available on terms acceptable to us, or if available, that the proceeds of such financing would be sufficient to enable us to meet all of our obligations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DirecTV

     During February 2000 we filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying our merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. We are seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

     The DirecTV defendants filed a counterclaim against us. DirecTV alleges that we tortuously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc., or KBS. DirecTV alleges that we "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that we have falsely advertised to consumers about our right to offer network programming. DirecTV further alleges that we improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that we have been marketing National Football League games in a misleading manner. The amount of damages DirecTV is seeking is as yet unquantified. We intend to vigorously defend against these claims. The case is currently in discovery.

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

                           PART II - OTHER INFORMATION


seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

     We filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied our Motion to Dismiss. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal action has stayed that case before ruling on our motion to dismiss. We intend to vigorously defend the suits in the event our motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

     The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin us from providing network programming except under very limited circumstances, and to turn off network programming to many of our customers.

     A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be

                           PART II - OTHER INFORMATION


necessary prior to ruling on the networks' preliminary injunction motion. Additional motions and affidavits have been filed with the Court over the past several months and a ruling adverse, or favorable to us could be issued at any time.

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

     In November 1999, Congress passed new legislation regarding the satellite delivery of network programming and it was signed into law by President Clinton. This new law has the potential of reducing the number of customers whose network channels EchoStar may otherwise be required to terminate, as the law "grandfathers" many subscribers to continue to receive network channels by satellite.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


     3.1(a)[] Amended Restated Articles of Incorporation of EchoStar.

    10.1[] Satellite contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin Corporation.

    10.2[] Satellite contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc.

    10.3[] Satellite contract dated as of February 22,2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc..

    10.4[] Agreement dated February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation.

    27[]      Financial Data Schedule.

--------------------------------

    [] Filed herewith.

(b) Reports on Form 8-K.

     On February 28, 2000, we filed a Current Report on Form 8-K to report a 2-for-1 split of our common stock. Effective March 22, 2000, stockholders of record at the close of business on March 10, 2000 received one additional share of common stock for each share they owned on the record date.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ECHOSTAR COMMUNICATIONS CORPORATION


                                       By: /s/ David K. Moskowitz
                                           -------------------------------------
                                           David K. Moskowitz
                                           Senior Vice President, General
                                           Counsel, Secretary and Director
                                           (Duly Authorized Officer)


                                       By: /s/ Steven B. Schaver
                                           -------------------------------------
                                           Steven B. Schaver
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date: April 27, 2000

                                 EXHIBIT INDEX


  Exhibit No.                     Description
  -----------                     -----------


     3.1(a)[] Amended Restated Articles of Incorporation of EchoStar.

    10.1[] Satellite contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin Corporation.

    10.2[] Satellite contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc.

    10.3[] Satellite contract dated as of February 22,2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc..

    10.4[] Agreement dated February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation.

    27[]      Financial Data Schedule.

--------------------------------

    [] Filed herewith.