Form 10-Q
period 2000-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 2000-11-14
CIK 1001082

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     AS OF NOVEMBER 9, 2000, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 234,987,978 SHARES OF CLASS A COMMON STOCK AND 238,435,208 SHARES OF CLASS B COMMON STOCK.


================================================================================

                                TABLE OF CONTENTS


                                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 1999 and September 30, 2000 (Unaudited).............................................      1

         Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 1999 and 2000 (Unaudited)..............................      2

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and 2000 (Unaudited)........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............     14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................   None


                                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     24

Item 2.  Changes in Securities and Use of Proceeds..........................................................   None

Item 3.  Defaults Upon Senior Securities....................................................................   None

Item 4.  Submission of Matters to a Vote of Security Holders................................................   None

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     27

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                                           1999            2000
                                                                                       ------------    ------------
                                                                                                        (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ......................................................    $   905,299     $ 1,242,211
   Marketable investment securities ...............................................        348,876         378,233
   Trade accounts receivable, net of allowance for uncollectible accounts of
   $13,109 and $25,227, respectively ..............................................        159,685         227,335
   Insurance receivable ...........................................................        106,000         106,000
   Inventories ....................................................................        123,630         190,196
   Other current assets ...........................................................         40,205          42,213
                                                                                       -----------     -----------
Total current assets ..............................................................      1,683,695       2,186,188
Restricted cash and marketable investment securities ..............................          3,000           3,000
Cash reserved for satellite insurance .............................................                         89,591
Property and equipment, net .......................................................      1,339,939       1,413,216
FCC authorizations, net ...........................................................        722,402         714,595
Other noncurrent assets ...........................................................        149,153         293,050
                                                                                       -----------     -----------
     Total assets .................................................................    $ 3,898,189     $ 4,699,640
                                                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable .........................................................    $   194,046     $   238,863
   Deferred revenue ...............................................................        181,531         254,693
   Accrued expenses ...............................................................        499,265         557,011
   Current portion of long-term debt ..............................................         22,067          17,145
                                                                                       -----------     -----------
Total current liabilities .........................................................        896,909       1,067,712

Long-term obligations, net of current portion:
   1994 Notes .....................................................................          1,503              --
   1996 Notes .....................................................................          1,097              --
   1997 Notes .....................................................................             15              --
   9 1/4% Seven Year Notes ........................................................        375,000         375,000
   9 3/8% Ten Year Notes ..........................................................      1,625,000       1,625,000
   Convertible Notes ..............................................................      1,000,000       1,000,000
   10 3/8%  Seven Year Notes ......................................................             --       1,000,000
   Mortgages and other notes payable, net of current portion ......................         27,990          24,416
   Long-term deferred satellite services revenue and other long-term liabilities ..         19,093          24,679
                                                                                       -----------     -----------
Total long-term obligations, net of current portion ...............................      3,049,698       4,049,095
                                                                                       -----------     -----------
     Total liabilities ............................................................      3,946,607       5,116,807

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit):
   6 3/4% Series C Cumulative Convertible Preferred Stock, 908,665 and 248,576
     shares issued and outstanding, respectively ..................................         45,434          12,429
   Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized,
     220,087,230 and 234,734,073 shares issued and outstanding, respectively ......          2,200           2,347
   Class B Common Stock, $.01 par value, 800,000,000 shares authorized,
     238,435,208 shares issued and outstanding ....................................          2,384           2,384
   Class C Common Stock, $.01 par value, 800,000,000 shares authorized, none
     outstanding ..................................................................             --              --
   Additional paid-in capital .....................................................      1,622,538       1,696,586
   Deferred stock-based compensation ..............................................       (117,780)        (71,059)
   Accumulated other comprehensive loss ...........................................             --          (6,829)
   Accumulated deficit ............................................................     (1,603,194)     (2,053,025)
                                                                                       -----------     -----------
Total stockholders' equity (deficit) ..............................................        (48,418)       (417,167)
                                                                                       -----------     -----------
     Total liabilities and stockholders' equity (deficit) .........................    $ 3,898,189     $ 4,699,640
                                                                                       ===========     ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 ---------------------------     ---------------------------
                                                                    1999            2000            1999            2000
                                                                 -----------     -----------     -----------     -----------
REVENUE:
   DISH Network:
     Subscription television services .......................    $   359,502     $   616,283     $   927,299     $ 1,648,466
     Other ..................................................          1,866             998           6,290           4,480
                                                                 -----------     -----------     -----------     -----------
   Total DISH Network .......................................        361,368         617,281         933,589       1,652,946
   DTH equipment sales and integration services .............         48,809          54,496         108,551         177,234
   Satellite services .......................................         11,006          17,075          28,325          50,685
   C-band and other .........................................          6,997           9,120          17,508          28,957
                                                                 -----------     -----------     -----------     -----------
Total revenue ...............................................        428,180         697,972       1,087,973       1,909,822

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ............................        157,348         252,752         400,765         685,776
     Customer service center and other ......................         31,609          60,293          80,643         184,713
     Satellite and transmission .............................         10,407          12,504          30,482          38,875
                                                                 -----------     -----------     -----------     -----------
   Total DISH Network operating expenses ....................        199,364         325,549         511,890         909,364
   Cost of sales - DTH equipment and integration services ...         34,405          40,187          75,927         132,729
   Cost of sales - C-band and other .........................          4,435           7,126          11,878          22,362
   Marketing:
     Subscriber promotion subsidies .........................        180,891         246,379         451,464         724,291
     Advertising and other ..................................         19,742          41,449          40,398          89,090
                                                                 -----------     -----------     -----------     -----------
   Total marketing expenses .................................        200,633         287,828         491,862         813,381
   General and administrative ...............................         36,693          63,285          97,718         177,038
   Non-cash, stock-based compensation .......................          4,264          11,568           5,983          38,599
   Depreciation and amortization ............................         27,841          44,511          78,841         126,679
                                                                 -----------     -----------     -----------     -----------
Total costs and expenses ....................................        507,635         780,054       1,274,099       2,220,152
                                                                 -----------     -----------     -----------     -----------

Operating loss ..............................................        (79,455)        (82,082)       (186,126)       (310,330)

Other Income (Expense):
   Interest income ..........................................          4,913          14,971          17,855          50,916
   Interest expense, net of amounts capitalized .............        (48,224)        (62,633)       (149,532)       (185,648)
   Other ....................................................         (1,614)         (1,095)         14,050          (3,676)
                                                                 -----------     -----------     -----------     -----------
Total other expense .........................................        (44,925)        (48,757)       (117,627)       (138,408)
                                                                 -----------     -----------     -----------     -----------

Loss before income taxes ....................................       (124,380)       (130,839)       (303,753)       (448,738)
Income tax provision, net ...................................            (21)            (54)           (109)           (145)
                                                                 -----------     -----------     -----------     -----------
Net loss before extraordinary charges .......................       (124,401)       (130,893)       (303,862)       (448,883)
Extraordinary charge for early retirement of debt, net of
   tax ......................................................             --              --        (268,999)             --
                                                                 -----------     -----------     -----------     -----------
Net loss ....................................................       (124,401)       (130,893)       (572,861)       (448,883)
 8% Series A Cumulative Preferred Stock dividends ...........             --              --            (124)             --
 12 1/8% Series B Senior Redeemable Exchangeable Preferred
   Stock dividends payable in-kind ..........................             --              --            (241)             --
Accretion of 6 3/4% Series C Cumulative Convertible
Preferred Stock .............................................         (1,942)             --          (5,661)             --
6 3/4% Series C Cumulative Convertible Preferred Stock
   dividends ................................................             --            (215)             --            (948)
                                                                 -----------     -----------     -----------     -----------
Numerator for basic and diluted loss per share - loss
   attributable to common shareholders ......................    $  (126,343)    $  (131,108)       (578,887)    $  (449,831)
                                                                 ===========     ===========     ===========     ===========
Denominator for basic and diluted loss per share -
   weighted-average common shares outstanding ...............        455,406         473,013         402,584         470,122
                                                                 ===========     ===========     ===========     ===========

Net loss per common share:
   Basic and diluted loss per share before extraordinary
     charge .................................................    $     (0.28)    $     (0.28)    $     (0.77)    $     (0.96)
   Extraordinary charge .....................................             --              --           (0.67)             --
                                                                 -----------     -----------     -----------     -----------
   Basic and diluted net loss ...............................    $     (0.28)    $     (0.28)    $     (1.44)    $     (0.96)
                                                                 ===========     ===========     ===========     ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                         1999            2000
                                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................    $  (572,861)    $  (448,883)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt .............................        268,999              --
   Deferred stock-based compensation recognized ..................................          5,983          38,599
   Loss on disposal of assets ....................................................          9,770           1,167
   Depreciation and amortization .................................................         78,841         126,679
   Amortization of debt discount and deferred financing costs ....................         12,684           4,624
   Employee benefits funded by issuance of Class A Common Stock ..................          3,580           7,280
   Change in reserve for excess and obsolete inventory ...........................           (302)          4,745
   Change in long-term deferred satellite services revenue and other long-term
     liabilities .................................................................         24,978           5,586
   Other, net ....................................................................            280           1,883
   Changes in current assets and current liabilities, net ........................        101,442          34,792
                                                                                      -----------     -----------
Net cash flows from operating activities .........................................        (66,606)       (223,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ....................................       (245,913)       (713,621)
Sales of marketable investment securities ........................................        383,488         677,661
Purchases of restricted marketable investment securities .........................         (2,928)             --
Cash reserved for satellite insurance (Note 4) ...................................             --         (89,591)
Funds released from escrow and restricted cash and marketable investment
  securities .....................................................................         77,657              --
Purchases of property and equipment ..............................................        (65,269)       (186,662)
Investment in Eldon Technology Limited ...........................................         (6,041)             --
Investment in iSKY, Inc. .........................................................             --         (50,000)
Investment in Replay TV ..........................................................             --         (10,000)
Investment in Gilat ..............................................................             --         (50,045)
Other ............................................................................         (3,565)         (1,748)
                                                                                      -----------     -----------
Net cash flows from investing activities .........................................        137,429        (424,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 9 1/4% Seven Year Notes ................................        375,000              --
Proceeds from issuance of 9 3/8% Ten Year Notes ..................................      1,625,000              --
Proceeds from issuance of 10 3/8% Seven Year Notes ...............................             --         989,375
Debt issuance costs and prepayment premiums ......................................       (273,987)             --
Retirement of 1994 Notes .........................................................       (575,674)             --
Retirement of 1996 Notes .........................................................       (501,350)             --
Retirement of 1997 Notes .........................................................       (378,110)             --
Retirement of Senior Exchange Notes ..............................................       (228,528)             --
Redemption of Series A Preferred Stock ...........................................        (90,934)             --
Repayments of mortgage indebtedness and notes payable ............................        (17,019)        (11,783)
Net proceeds from Class A Common Stock options exercised and Class A Common
   Stock issued under the Employee Stock Purchase Plan ...........................          7,003          10,422
Other ............................................................................             --          (3,568)
                                                                                      -----------     -----------
Net cash flows from financing activities .........................................        (58,599)        984,446
                                                                                      -----------     -----------

Net increase in cash and cash equivalents ........................................         12,224         336,912
Cash and cash equivalents, beginning of period ...................................        106,547         905,299
                                                                                      -----------     -----------
Cash and cash equivalents, end of period .........................................    $   118,771     $ 1,242,211
                                                                                      ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Other  notes payable .............................................................    $     2,928     $        --
8% Series A Cumulative Preferred Stock dividends .................................            124              --
12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock dividends
  payable in-kind ................................................................            241              --
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock ..............          5,661              --
Class A common stock issued related to acquisition of Kelly Broadcasting
  Systems, Inc. ..................................................................             --          31,556
Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to Class A
  common stock ...................................................................             --          33,005
Forfeitures of deferred non-cash, stock-based compensation .......................             --           8,072
Assets acquired from News Corporation and MCI:
   FCC licenses and other ........................................................        626,120              --
   Satellites ....................................................................        451,200              --
   Digital broadcast operations center ...........................................         47,000              --
Common stock issued to News Corporation and MCI ..................................      1,124,320              --



     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

     The operations of EchoStar Communications Corporation include three interrelated business units:

     o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of September 30, 2000, we had approximately 4.8 million DISH Network subscribers.

     o EchoStar Technologies Corporation ("ETC") - engaged in the design, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for international direct-to-home ("DTH") systems. ETC has also provided uplink center design, construction oversight and other project integration services for international DTH ventures.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

Comprehensive Loss

     The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                    NINE-MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------
                                                                   1999           2000
                                                                ----------     ----------
                                                                       (Unaudited)
Net loss.....................................................   $ (572,861)    $ (448,883)
Change in unrealized loss on available-for-sale securities...           --         (6,829)
                                                                ----------     ----------
Comprehensive loss...........................................   $ (572,861)    $ (455,712)
                                                                ==========     ==========

     Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.

Basic and Diluted Loss Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128") requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or warrants were exercised or convertible securities were converted to common stock, resulting in the issuance of common stock that then would share in any earnings of the Company. We had net losses for the three and nine month periods ending September 30, 1999 and 2000. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive.

     As of September 30, 1999 and 2000, options to purchase a total of approximately 25,428,000 and 24,915,000 shares of Class A common stock were outstanding, respectively. Approximately 34,204,000 and 4,079,000 shares of Class A common stock were issuable upon conversion of the 6 3/4% Series C Cumulative Convertible Preferred Stock as of September 30, 1999 and 2000, respectively. As of September 30, 2000, the 4 7/8% Convertible Subordinated Notes are convertible into approximately 22 million shares of Class A common stock.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133"), which was originally required to be adopted in years beginning after June 15, 1999. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" ("FAS 137"), which defers for one year the effective date of SFAS 133. We anticipate that the adoption of SFAS 133 will not have a significant effect on the financial condition or results of operations of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted in the fourth quarter of 2000 and applied retroactively for the year. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. We are currently evaluating the potential impact, if any, the adoption of SAB 101 will have on our financial position and results of operation.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations.

3. INVENTORIES

     Inventories consist of the following (in thousands):

                                                DECEMBER 31,     SEPTEMBER 30,
                                                    1999             2000
                                                ------------     ------------
Finished goods - DBS .......................    $     63,567     $    103,439
Raw materials ..............................          35,751           58,854
Finished goods - reconditioned and other ...          19,509           23,349
Work-in-process ............................           7,666           11,823
Consignment ................................           1,084            1,423
Reserve for excess and obsolete inventory ..          (3,947)          (8,692)
                                                ------------     ------------
                                                $    123,630     $    190,196
                                                ============     ============

4. PROPERTY AND EQUIPMENT

Digital Dynamite Plans

     During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 programming package for $34.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49, which includes the first month's programming payment. Since the equipment in the Digital Dynamite plans are owned by us, those equipment costs are capitalized and depreciated over a period of 4 years.

EchoStar III

     During the second quarter 2000, two transponder pairs on EchoStar III malfunctioned. Including the three transponder pairs that malfunctioned during 1998, these anomalies have resulted in the failure of a total of ten transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. As a result of this redundancy and because we are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders), the transponder anomalies have not resulted in a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised us that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, based upon the root cause and the operating configuration of the satellite, Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that our ability to operate at least the 11 licensed frequencies,and the six leased transponders, on the satellite will be affected. We will continue to evaluate the performance of EchoStar III and may be required to modify our loss assessment as new events or circumstances develop.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

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

Satellite Insurance

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 26 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

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

     As a result of the thermal and propulsion system anomalies, we reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. This change will increase depreciation expense to be recognized by us during the year ending December 31, 2000 by approximately $9.6 million. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

     The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers have to date refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, we believe that the carriers colluded and conspired to boycott us unless we accept their offer to settle the EchoStar IV claim for $88 million.

     Based on the carriers' actions, we have added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, we have filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While we believe we are entitled to the full amount claimed under the EchoStar IV insurance policy and believe the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on our other satellites, there can be no assurance as to the outcome of these proceedings.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

     The indentures related to the outstanding senior notes of our EchoStar DBS Corporation subsidiary contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own. Insurance coverage is therefore required for at least three of our six satellites currently in orbit. We have procured normal and customary launch insurance for EchoStar VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. We are currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. To satisfy insurance covenants related to the outstanding EchoStar DBS senior notes, on July 25, 2000, EchoStar DBS reclassified approximately $60 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. In addition, EchoStar DBS reclassified an amount equal to approximately $30 million, the depreciated cost of an additional satellite, on September 23, 2000 after the expiration of the initial period of coverage for EchoStar V. The reclassifications will continue until such time, if ever, as the insurers are again willing to insure our satellites on commercially reasonable terms.

5. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                         DECEMBER 31,    SEPTEMBER 30,
                                             1999            2000
                                         ------------    ------------
Programming .........................    $     59,769    $    157,200
Royalties and copyright fees ........          81,574          92,807
Marketing ...........................          91,387          69,526
Interest ............................          88,205          47,124
Advances from News/MCI for Echo VI ..          67,804          35,810
Other ...............................         110,526         154,544
                                         ------------    ------------
                                         $    499,265    $    557,011
                                         ============    ============

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

Fee Dispute

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

     During mid-1999, we initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set to begin in late February 2001. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute. We are vigorously contesting the attorneys' interpretation of the fee arrangement, which we believe significantly overstates the magnitude of our liability.

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

Broadcast network programming

     Until July 1998, we obtained distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

     In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. We asked the court to enter a judgment declaring that our method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

     In February 1999, the networks filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled this lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

     In December 1998, the networks filed a Motion for Preliminary Injunction against us in the Miami court, and asked the court to enjoin us from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. The court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things.

     In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring us to turn off network programming to certain of our customers. At that time, the networks also argued that our compliance procedures violate the Satellite Home Viewer Improvement Act. We opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

     On September 29, 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied our request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999", and contained other dates which would be physically impossible to comply with. The order imposes restrictions on our past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons we believe the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

     On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order requires us to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. We have appealed the September 29, 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. We have also asked the United States Court of Appeals for the Eleventh Circuit to stay the preliminary injunction orders pending the appeal. The Eleventh Circuit ordered the networks to file a brief with the Court of Appeals by November 6, 2000, and that we respond to that brief by November 9, 2000. Both briefs have been filed. Additional briefing schedules and rulings from the Miami Court and from the Court of Appeals could occur at any time. Our effort to seek a stay of the preliminary injunction may not be successful and we may be required to comply with the dates provided in the Court's preliminary injunction order. The preliminary injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

Starsight

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar - TV Guide, filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. We intend to vigorously defend against this action and to assert a variety of counterclaims.

     Superguide Corp. also recently filed suit against us, DirecTv and others in the same North Carolina court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is our understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. We intent to vigorously defend against this action and assert a variety of counterclaims.

     In the event it is ultimately determined that we infringe on any of these patents we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain user friendly electronic programming guide and related features we currently offer to consumers. It is too early to make an assessment of the probable outcome of either suit.

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

7. LONG-TERM DEBT

Debt Redemption

     Effective July 14, 2000, we redeemed all of our remaining outstanding
12 7/8% Senior Secured Discount Notes Due 2004 (the "1994 Notes"), 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes") and 12 1/8% Senior Exchange Notes Due 2004 (the "Exchange Notes") totaling approximately $2.6 million. Aggregate premium charges of approximately $122,000 related to the redemption of the 1994 Notes, 1996 Notes, 1997 Notes and Exchange Notes were accrued at June 30, 2000.

10 3/8% Seven Year Notes

     On September 25, 2000, our wholly-owned subsidiary, EchoStar Broadband Corporation ("EBC"), sold $1 billion principal amount of 10 3/8% Senior Notes due 2007 (the "10 3/8% Seven Year Notes"). Interest accrues at an annual rate of 10 3/8% on the 10 3/8% Seven Year Notes and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing April 1, 2001. The proceeds of the 10 3/8% Seven Year Notes will be used primarily by our subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

     The indenture related to the 10 3/8% Seven Year Notes (the "10 3/8% Seven Year Notes Indenture") contains certain restrictive covenants that generally do not impose material limitations on us. Subject to certain limitations, the 10 3/8% Seven Year Notes Indenture permits EBC to incur additional indebtedness, including secured and unsecured indebtedness that ranks on parity with the 10 3/8% Seven Year Notes. Any secured indebtedness will, as to the collateral securing such indebtedness, be effectively senior to the 10 3/8% Seven Year Notes to the extent of such collateral.

     The 10 3/8% Seven Year Notes are:

     o    general unsecured obligations of EBC;

     o ranked equally in right of payment with all of EBC's existing and future senior debt;

     o ranked senior in right of payment to all of EBC's other existing and future subordinated debt; and

     o ranked effectively junior to (i) all liabilities (including trade payables) of EBC's subsidiaries and (ii) all of EBC's secured obligations, to the extent of the collateral securing such obligations, including any borrowings under any of EBC's future secured credit facilities, if any.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 10 3/8% Seven Year Notes are not redeemable at our option prior to October 1, 2004. Thereafter, the 10 3/8% Seven Year Notes will be subject to redemption, at our option, in whole or in part, at redemption prices decreasing from 105.188% during the year commencing October 1, 2004 to 100% on or after October 1, 2006, together with accrued and unpaid interest thereon to the redemption date.

     In the event of a change of control, as defined in the 10 3/8% Seven Year Notes Indenture, EBC will be required to make an offer to repurchase all or any part of a holder's 10 3/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

     Under the terms of the 10 3/8% Seven Year Notes Indenture, EBC has agreed to cause its subsidiary, EchoStar DBS Corporation to make an offer to exchange (the "EchoStar DBS Exchange Offer") all of the outstanding 10 3/8% Seven Year Notes for a new class of notes issued by EchoStar DBS as soon as practical following the first date (as reflected in EchoStar DBS' most recent quarterly or annual financial statements) on which EchoStar DBS is permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes under the "Indebtedness to Cash Flow Ratio" test contained in the indentures (the "EchoStar DBS Indentures") governing the EchoStar DBS 9 1/4% Senior Notes due 2006 ("Seven Year Notes") and 9 3/8% Senior Notes due 2009 ("Ten Year Notes") (collectively the "Seven and Ten Year Notes"), and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EchoStar DBS Indentures.

     On October 25, 2000, as contemplated by the terms of the EBC Indenture, EchoStar DBS amended the terms of the EchoStar DBS Indentures to provide that the recording of some or all of the indebtedness represented by the 10 3/8% Seven Year Notes on the EchoStar DBS balance sheet as a result of the application of generally accepted accounting principles and related rules prior to the completion of the EchoStar DBS Exchange Offer would not be deemed to constitute an incurrence of indebtedness for certain purposes under the EchoStar DBS Indentures. These amendments were approved by more than a majority in principal amount of each issue of the Seven and Ten Year Notes. The cost of obtaining these consents was immaterial to us.

8. SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

     Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we are currently operating as three separate business units.

                                                     ECHOSTAR
                                       DISH         TECHNOLOGIES     SATELLITE    ELIMINATIONS    CONSOLIDATED
                                      NETWORK       CORPORATION       SERVICES      AND OTHER         TOTAL
                                    -----------     ------------    -----------   ------------    ------------
THREE MONTHS ENDED SEPTEMBER 30,
  1999
  Revenue ......................    $   365,572     $   139,195     $    13,535    $   (90,122)    $   428,180
  Net income (loss) before
     extraordinary charges .....       (155,711)         22,970           7,739            601        (124,401)

THREE MONTHS ENDED SEPTEMBER 30,
  2000
  Revenue ......................    $   633,201     $    40,889     $    14,021    $     9,861     $   697,972
  Net income (loss) ............       (139,768)         (2,580)         11,109            346        (130,893)

NINE MONTHS ENDED SEPTEMBER 30,
  1999
  Revenue ......................    $   949,225     $   186,887     $    33,244    $   (81,383)    $ 1,087,973
  Net income (loss) before
     extraordinary charges .....       (327,210)         15,715          19,508        (11,875)       (303,862)

NINE MONTHS ENDED SEPTEMBER 30,
  2000
  Revenue ......................    $ 1,690,435     $   141,403     $    47,448    $    30,536     $ 1,909,822
  Net income (loss) ............       (480,496)         (2,935)         33,890            658        (448,883)


9. SUBSEQUENT EVENTS

EchoStar VI

     On October 13, 2000, we announced that EchoStar VI, our sixth direct broadcast satellite which launched successfully on July 14, 2000, from Cape Canaveral, Florida, has reached its final orbital location at 119 degrees West Longitude as assigned under a special temporary authority by the FCC. It now is broadcasting satellite TV channels to over 4.8 million DISH Network customers nationwide, including Alaska and Hawaii. To date, all systems on the satellite are operating normally.

DirecTV

     We have previously publicly expressed our desire to negotiate with General Motors if they decide to spin off all or a portion of their GMH subsidiary. We believe the enormous synergies that would be created by the combination of EchoStar and DirecTv would significantly enhance shareholder value for both companies. However, we were recently informed by DirecTv that GM is not willing to include EchoStar in future discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; delays in the construction of our seventh, eighth or ninth satellites; an unsuccessful deployment of future satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an inability to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; an increase in competition from cable, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999.

     Revenue. Total revenue for the three months ended September 30, 2000 was $698 million, an increase of $270 million compared to total revenue for the three months ended September 30, 1999 of $428 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled $616 million for the three months ended September 30, 2000, an increase of $256 million compared to the same period in 1999. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network net subscriber additions for the three months ended September 30, 2000 increased approximately 21% compared to the same period in 1999. As of September 30, 2000, we had approximately 4.8 million DISH Network subscribers compared to 3.0 million at September 30, 1999. The strong subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite, and generally good economic conditions and positive momentum for the DISH Network. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     Monthly average revenue per subscriber was approximately $45.36 during the three months ended September 30, 2000 and approximately $43.13 during the same period in 1999. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, during May 2000, the increased availability of local channels by satellite together with the earlier successful introduction of our $39.99 per month America's Top 150 programming package. During August 2000, we announced a promotion offering consumers free premium movie channels. Under this promotion, all new subscribers who order either our America's Top 100 CD or America's Top 150 programming package and any or all of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

our four premium movie packages between August 1, 2000 and January 31, 2001, will receive those premium movie packages free for three months. This promotion had a negative impact on monthly average revenue per subscriber since premium movie package revenue from participating subscribers will be deferred until the expiration of each participating subscriber's free service. While there can be no assurance, we expect modest increases in monthly average revenue per subscriber during the remainder of 2000.

     For the three months ended September 30, 2000, DTH equipment sales and integration services totaled $54 million, an increase of $5 million compared to the same period during 1999. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

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

     Satellite services revenue totaled $17 million during the three months ended September 30, 2000, an increase of $6 million as compared to the same period during 1999. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to the addition of new full-time BTV customers and additional sales of idle satellite capacity to occasional-use customers.

     In order, among other things, to commence compliance with the injunction issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we have terminated the delivery of distant network channels to certain of our subscribers. Additionally, the FCC recently issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base. In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings with the commencement of operation of EchoStar VI.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $326 million during the three months ended September 30, 2000, an increase of $127 million or 63% compared to the same period in 1999. DISH Network operating expenses represented 53% and 55% of subscription television services revenue during the three months ended September 30, 2000 and 1999, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

     Subscriber-related expenses totaled $253 million during the three months ended September 30, 2000, an increase of $96 million compared to the same period in 1999. Such expenses, which include programming

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 41% and 44% of subscription television services revenues during the three months ended September 30, 2000 and 1999, respectively. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $60 million during the three months ended September 30, 2000, an increase of $28 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 10% of subscription television services revenue during the three months ended September 30, 2000, as compared to 9% during the same period in 1999. The increase in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia, and the continued build-out of our installation offices nationwide. These expenses in total, and as a percentage of subscription television services revenue, may continue to increase in future periods as we continue to develop and expand our customer service centers and installation business to provide additional customer support and help us better accommodate anticipated subscriber growth, resulting in long term efficiency improvements.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $13 million during the three months ended September 30, 2000, a $3 million increase compared to the same period in 1999. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses totaled 2% and 3% of subscription television services revenue during the three months ended September 30, 2000 and 1999, respectively. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service, but do not expect these expenses to increase as a percentage of subscription television services revenue.

     Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $40 million during the three months ended September 30, 2000, an increase of $6 million compared to the same period in 1999. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 74% and 70% of DTH equipment revenue, during the three months ended September 30, 2000 and 1999, respectively. The increase reflects price pressure resulting from increased competition from other providers of DTH equipment.

     Marketing Expenses. We currently subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $288 million during the three months ended September 30, 2000, an increase of $87 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $41 million and $20 million during the three months ended September 30, 2000 and 1999, respectively.

     During the three months ended September 30, 2000, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), Digital Dynamite Plan, cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 150 programming or our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, we intend to continue it through at least January 2001.

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

     Under our free installation program all customers who purchased an EchoStar receiver system through April 2000, from May 24, 2000 to July 31, 2000 and from September 15, 2000 to January 31, 2001, are eligible to receive a free professional installation. The free installation program was responsible, in part, for the strong subscriber growth during the first half of 2000.

     During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $34.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49, which includes the first month's programming payment.

     During the three months ended September 30, 2000, our subscriber acquisition expenses, inclusive of acquisition marketing expenses, totaled approximately $284 million, or approximately $438 per new subscriber activation. Comparatively, our subscriber acquisition expenses during the three months ended September 30, 1999, inclusive of acquisition marketing expenses, totaled $201 million, or approximately $390 per new subscriber activation. The increase in our subscriber acquisition expenses, on a per new subscriber activation basis, principally resulted from the impact of several aggressive marketing promotions to acquire new subscribers, including most significantly our free installation offer which was reinstated during September and is scheduled to conclude during January 2001.

     Our per subscriber acquisition expenses increased compared to the three months ended June 30, 2000, as a result, among other things, of the reinstatement of our free installation program during September 2000 and an increase in our acquisition marketing expenditures during the three months ended September 30, 2000. This increase was offset by a decrease resulting from the limited rollout of our Digital Dynamite promotion, which allows us to capitalize and depreciate over 4 years equipment costs which would otherwise be expensed at the time of sale. Capital expenditures under our Digital Dynamite promotion totaled approximately $22.5 million for the three months ended September 30, 2000. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2000, including costs capitalized under the Digital Dynamite Plan, will average approximately $450 to $475 for the full year.

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

     General and Administrative Expenses. General and administrative expenses totaled $63 million during the three months ended September 30, 2000, an increase of $26 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the three months ended September 30, 2000 and 1999. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended September 30, 2000 and 1999 we recognized $12 million and $4 million, respectively, under this performance-based plan.

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

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       1999            2000
                                                   ------------    ------------
 Customer service center and other ............    $        168    $        107
 Satellite and transmission ...................             140             985
 General and administrative ...................           3,956          10,476
                                                   ------------    ------------
    Total non-cash, stock-based compensation ..    $      4,264    $     11,568
                                                   ============    ============

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $26 million during the three months ended September 30, 2000 compared to negative $47 million during the same period in 1999. This increase in EBITDA principally resulted from an increase in DISH Network net subscriber additions and monthly average revenue per subscriber, as well as other previously described factors. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended September 30, 2000 and 1999 does not include approximately $12 million and $4 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $45 million during the three months ended September 30, 2000, a $17 million increase compared to the same period in 1999. The increase in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 2000 and late 1999.

     Other Income and Expense. Other expense, net, totaled $49 million during the three months ended September 30, 2000, an increase of $4 million compared to the same period in 1999. This increase resulted from an increase in interest expense partially offset by an increase in interest income.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

     Revenue. Total revenue for the nine months ended September 30, 2000 was $1.910 billion, an increase of $822 million compared to total revenue for the nine months ended September 30, 1999 of $1.088 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth.

     DISH Network subscription television services revenue totaled $1.648 billion for the nine months ended September 30, 2000, an increase of $721 million compared to the same period in 1999. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network net subscriber additions for the nine months ended September 30, 2000 increased approximately 31% compared to the same period in 1999.

     For the nine months ended September 30, 2000, DTH equipment sales and integration services totaled $177 million, an increase of $68 million compared to the same period during 1999. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

     Satellite services revenue totaled $51 million during the nine months ended September 30, 2000, an increase of $23 million as compared to the same period during 1999. The increase in satellite services revenue was primarily attributable to the addition of new full-time BTV customers.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $909 million during the nine months ended September 30, 2000, an increase of $397 million or 78%, compared to the same period in 1999. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 55% of subscription television services revenue during each of the nine months ended September 30, 2000 and 1999.

     Subscriber-related expenses totaled $686 million during the nine months ended September 30, 2000, an increase of $285 million compared to the same period in 1999. Such expenses represented 42% and 43% of subscription television services revenues during the nine months ended September 30, 2000 and 1999, respectively.

     Customer service center and other expenses totaled $185 million during the nine months ended September 30, 2000, an increase of $104 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 11% of subscription television services revenue during the nine months ended September 30, 2000, as compared to 9% during the same period in 1999. The increase in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia, and the continued build-out of our installation offices nationwide.

     Satellite and transmission expenses totaled $39 million during the nine months ended September 30, 2000, a $9 million increase compared to the same period in 1999. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses totaled 2% and 3% of subscription television services revenue during the nine months ended September 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $133 million during the nine months ended September 30, 2000, an increase of $57 million compared to the same period in 1999. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 75% and 70% of DTH equipment revenue, during the nine months ended September 30, 2000 and 1999, respectively. The increase reflects price pressure resulting from increased competition from other providers of DTH equipment.

     Marketing Expenses. Marketing expenses totaled $813 million during the nine months ended September 30, 2000, an increase of $321 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies, resulting from several aggressive marketing promotions. Advertising and other expenses totaled $89 million and $40 million during the nine months ended September 30, 2000 and 1999, respectively.

     General and Administrative Expenses. General and administrative expenses totaled $177 million during the nine months ended September 30, 2000, an increase of $79 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the nine months ended September 30, 2000 and 1999.

     Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the nine months ended September 30, 2000 and 1999 we recognized $39 million and $6 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

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

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                      1999            2000
                                                  ------------    ------------
Customer service center and other ............    $        510    $      1,308
Satellite and transmission ...................             369           2,296
General and administrative ...................           5,104          34,995
                                                  ------------    ------------
   Total non-cash, stock-based compensation ..    $      5,983    $     38,599
                                                  ============    ============

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $145 million during the nine months ended September 30, 2000, compared to negative $101 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in subscriber acquisition costs due to the success of several aggressive marketing promotions to acquire new subscribers, as well as other previously described factors. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the nine months ended September 30, 2000 and 1999 does not include approximately $39 million and $6 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $127 million during the nine months ended September 30, 2000, a $48 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999 and the nine months ended September 30, 2000.

     Other Income and Expense. Other expense, net totaled $138 million during the nine months ended September 30, 2000, an increase of $20 million compared to the same period in 1999. This increase resulted from an increase in interest expense partially offset by an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

     On September 25, 2000, our wholly-owned subsidiary, EchoStar Broadband Corporation, sold $1 billion principal amount of 10 3/8% Senior Notes due 2007. The proceeds of these notes will be used primarily by our subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes.

     As of September 30, 2000, our unrestricted cash, cash equivalents and marketable investment securities totaled $1.620 billion compared to $1.254 billion as of December 31, 1999. For the nine months ended September 30, 2000 and 1999, we reported net cash flows from operating activities of negative $224 million and negative $67 million, respectively. The increase in net cash flow used in operating activities reflects, among other things, the significant increase in subscriber acquisition costs associated with our rapid subscriber growth and our "free installation" promotion, and the build up of our inventory to prepare for historically strong subscriber additions during the third and fourth quarter.

     The $1.620 billion total included approximately $326 million of investment grade securities, $46 million of equity securities of NASDAQ national market and NYSE companies, and approximately $6 million of high yield debt securities of public companies. As of September 30, 2000, these investments were classified as available-for-sale and therefore carried at fair value, which is net of approximately $7 million of accumulated net unrealized losses which were recorded as a component of accumulated other comprehensive loss in stockholders' equity. Our equity investments carry risks related, among other things, to all of the factors that can result in adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. In addition to the foregoing risks, the debt securities are subject to interest rate risks. In general, as interest rates rise, the market value of high yield debt securities decreases, though the market prices for high yield debt securities are sometimes more significantly impacted by the performance of the company and other equity risks, than by interest rates. We have not hedged or otherwise protected against the risks associated with our investment in any of these securities. Excluded from these amounts at September 30, 2000, are investments in Wildblue Communications (formerly iSky, Inc.), StarBand Communications (formerly Gilat-to-Home) and Replay TV totaling $110 million. Since these companies are not publicly traded, the value of our investments will depend on the success of their business plans over time. We may make additional investments in other debt and equity securities in the future.

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

Subscriber Turnover

     We believe that our percentage churn, which has not increased during the nine months ended September 30, 2000 as compared to the same period during 1999, continues to be lower than satellite and cable industry averages. While we have successfully managed churn within a narrow range historically, our maturing subscriber base, the effects of rapid growth, and other factors could cause future increases in churn. Further, impacts from our litigation with the networks in Miami, new FCC rules governing the delivery of superstations and other factors, could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in increased churn. While there can be no assurance, notwithstanding the issues discussed above we have and expect to be able to continue to manage churn below industry averages during 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Subscriber Acquisition Costs

     As previously described, we subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Our average subscriber acquisition expenses were $437 during the nine months ended September 30, 2000. Our Digital Dynamite promotion allows us to capitalize and depreciate over 4 years equipment costs that would otherwise be expensed at the time of sale, but also results in increased capital expenditures. Capital expenditures under our Digital Dynamite promotion totaled approximately $26.5 million for the nine months ended September 30, 2000. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2000, including costs capitalized under the Digital Dynamite Plan, will average approximately $450 to $475 for the full year. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we continue or expand our bounty program, our "free system/free installation" program, the DISH Network One-Rate Plan, or other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

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

Intellectual Property

     Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we would be required to cease developing or marketing those products, to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. Certain of these parties have filed suit against us, including Starsight and Superguide, as described below. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

Obligations and Future Capital Requirements

     Semi-annual cash debt service requirements of approximately $94 million related to our 9 1/4% Senior Notes due 2006 (Seven Year Notes) and our 9 3/8% Senior Notes due 2009 (Ten Year Notes), is payable in arrears on February 1 and August 1 each year. Semi-annual cash debt service requirements of approximately $24 million related to our 4 7/8% Convertible Subordinated Notes due 2007 is payable in arrears on January 1 and July 1 of each year, commencing July 1, 2000. Semi-annual cash debt service requirements of approximately $52 million related to our 10 3/8% Senior Notes due 2007 is payable in arrears on April 1 and October 1 of each year, commencing April 1, 2001. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes.

     The indentures related to our 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and our 9 3/8% Senior Notes due 2009 (the "Ten Year Notes") (collectively, the "Seven and Ten Year Notes Indentures") contain restrictive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own. Insurance coverage is therefore required for at least three of our six satellites currently in orbit. We have procured normal and customary launch insurance for EchoStar VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. We are currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. To satisfy insurance covenants related to the outstanding EchoStar DBS senior notes, on July 25, 2000, EchoStar DBS reclassified approximately $60 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. In addition, EchoStar DBS reclassified an amount equal to approximately $30 million, the depreciated cost of an additional satellite, on September 23, 2000 after the expiration of the initial period of coverage for EchoStar V. The reclassifications will continue until such time, if ever, as the insurers are again willing to insure our satellites on commercially reasonable terms.

     We utilized $91 million of satellite vendor financing for our first four satellites. As of September 30, 2000, approximately $31 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. Those in orbit payments are contingent on the continued health of the satellite.

     Dividends on our 6 3/4% Series C Cumulative Convertible Preferred Stock began to accrue on November 2, 1999. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6 3/4% of the Liquidation Preference of $50 per share. Dividends are payable quarterly in arrears, commencing February 1, 2000, when, as, and if declared by our Board of Directors. All accumulated and unpaid dividends may, at our option, be paid in cash, Class A common stock, or a combination thereof upon conversion or redemption. We declared a cash dividend of approximately $208,000 or $0.84375 per share, payable on November 1, 2000 to Series C Preferred Stock shareholders of record on October 20, 2000.

     During the remainder of 2000, we anticipate total capital expenditures of approximately $125-$210 million. This amount includes approximately $75-$100 million related to the construction and launch of EchoStar VII, EchoStar VIII and EchoStar IX, approximately $30-$80 million or more related to EchoStar receiver systems to be provided under our Digital Dynamite promotion and $20-30 million for capital expenditures related to general corporate expansion.

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

     We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances, and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent, among other things, upon our ability to retain existing DISH Network subscribers, our ability to manage the growth of our subscriber base, and our ability to grow our ETC and Satellite Services businesses. During the first nine months of 2000, subscriber growth was strong. To the extent future subscriber growth exceeds our expectations, it may be necessary for us to raise additional capital to fund increased working capital requirements. There may be a number of other factors, some of which are beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. If cash generated from our operations is not sufficient to meet our debt service requirements or other obligations, we would be required to obtain cash from other financing sources. If we were required to raise capital today a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that such financing would be available on terms acceptable to us, or if available, that the proceeds of such financing would be sufficient to enable us to meet all of our obligations.

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

Fee Dispute

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

     During mid-1999, we initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set to begin in late February 2001. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute. We are vigorously contesting the attorneys' interpretation of the fee arrangement, which we believe significantly overstates the magnitude of our liability.

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

Broadcast network programming

     Until July 1998, we obtained distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

     In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. We asked the court to enter a judgment declaring that our method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

     In February 1999, the networks filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled this lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

     In December 1998, the networks filed a Motion for Preliminary Injunction against us in the Miami court, and asked the court to enjoin us from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. The court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things.

     In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring us to turn off network programming to certain of our customers. At that time, the networks also argued that our compliance procedures violate the Satellite Home Viewer Improvement Act. We opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

     On September 29, 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied our request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999", and contained other dates which would be physically impossible to comply with. The order imposes restrictions on our past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons we believe the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However,

                           PART II - OTHER INFORMATION

it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

     On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order requires us to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. We have appealed the September 29, 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. We have also asked the United States Court of Appeals for the Eleventh Circuit to stay the preliminary injunction orders pending the appeal. The Eleventh Circuit ordered the networks to file a brief with the Court of Appeals by November 6, 2000, and that we respond to that brief by November 9, 2000. Both briefs have been filed. Additional briefing schedules and rulings from the Miami Court and from the Court of Appeals could occur at any time. Our effort to seek a stay of the preliminary injunction may not be successful and we may be required to comply with the dates provided in the Court's preliminary injunction order. The preliminary injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Satellite Insurance

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 26 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system during 1999. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

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

     The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers have to date refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, we believe that the carriers colluded and conspired to boycott us unless we accept their offer to settle the EchoStar IV claim for $88 million.

                           PART II - OTHER INFORMATION

     Based on the carriers' actions, we have added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, we have filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While we believe we are entitled to the full amount claimed under the EchoStar IV insurance policy and believe the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on our other satellites, there can be no assurance as to the outcome of these proceedings.

Starsight

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar - TV Guide, filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. We intend to vigorously defend against this action and to assert a variety of counterclaims.

     Superguide Corp. also recently filed suit against us, DirecTv and others in the same North Carolina court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is our understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against us. We have examined these patents and believe that they are not infringed by any or our products or services. We intend to vigorously defend against this action and assert a variety of counterclaims.

     In the event it is ultimately determined that we infringe on any of these patents we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain user friendly electronic programming guide and related features we currently offer to consumers. It is too early to make an assessment of the probable outcome of either suit.

     We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        4.1+      Indenture, dated as of September 25, 2000, between EchoStar
                  Broadband Corporation and U.S. Bank Trust National
                  Association, as trustee.

        4.2+ Registration Rights Agreement, dated as of September 25, 2000, by and among EchoStar Broadband Corporation, Donaldson, Lufkin
                  & Jenrette Securities Corporation, Banc of America Securities
                  LLC, Credit Suisse First Boston Corporation and ING Barings
                  LLC.

         27+      Financial Data Schedule.

------------
+ Filed herewith.

(b) Reports on Form 8-K.

     On September 12, 2000, we filed a Current Report on Form 8-K to report that our wholly-owned subsidiary, EchoStar Broadband Corporation, offered $600 million aggregate principal amount of Senior Notes due 2007 in accordance with Securities and Exchange Commission Rule 144A.

     On September 25, 2000, we filed a Current Report on Form 8-K to report that our wholly-owned subsidiary, EchoStar Broadband Corporation, increased its previously announced offering of Senior noted due 2007 from $600 million to $1 billion, and that the offering closed September 25, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ECHOSTAR COMMUNICATIONS CORPORATION


                              By:    /s/ David K. Moskowitz
                                     -----------------------------
                                     David K. Moskowitz
                                     Senior Vice President, General
                                     Counsel, Secretary and Director
                                     (Duly Authorized Officer)


                              By:    /s/ Michael R. McDonnell
                                     -----------------------------
                                     Michael R. McDonnell
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer)

Date: November 14, 2000

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                              DESCRIPTION
      -------                             -----------
        4.1+      Indenture, dated as of September 25, 2000, between EchoStar
                  Broadband Corporation and U.S. Bank Trust National
                  Association, as trustee.

        4.2+ Registration Rights Agreement, dated as of September 25, 2000, by and among EchoStar Broadband Corporation, Donaldson, Lufkin
                  & Jenrette Securities Corporation, Banc of America Securities
                  LLC, Credit Suisse First Boston Corporation and ING Barings
                  LLC.

         27+      Financial Data Schedule.

----------
+ Filed herewith.