Form 10-K
period 2000-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2001-03-13
CIK 1001082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 8, 2001, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $6.8 billion based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

         As of March 8, 2001, the Registrant's outstanding Common stock consisted of 236,272,921 shares of Class A Common Stock and 238,435,208 shares of Class B Common Stock, each $0.01 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated into this Form 10-K by reference:

         Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held May 4, 2001 are incorporated by reference in Part III herein.

  * Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

================================================================================

                                TABLE OF CONTENTS


                                                     PART I

Item 1.   Business......................................................................................    1
Item 2.   Properties....................................................................................   22
Item 3.   Legal Proceedings.............................................................................   23
Item 4.   Submission of Matters to a Vote of Security Holders...........................................   27

                                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................   27
Item 6.   Selected Financial Data.......................................................................   28
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........   30
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................   41
Item 8.   Financial Statements and Supplementary Data...................................................   41
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........   41

                                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................   42
Item 11.  Executive Compensation.......................................................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................   42
Item 13.  Certain Relationships and Related Transactions...............................................   42

                                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................   43

            Signatures.................................................................................   48
            Index to Financial Statements..............................................................  F-1

                                     PART I

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; delays in the construction of our seventh, eighth or ninth satellites; an unsuccessful deployment of future satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an inability to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; an increase in competition from cable as a result of digital cable or otherwise, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

ITEM 1. BUSINESS

GENERAL

         Our common stock and series C preferred stock are publicly traded on the Nasdaq National Market under the symbols "DISH" and "DISHP", respectively. We conduct substantially all of our operations through our subsidiaries. We operate three business units:

         o The DISH Network -- a direct broadcast satellite subscription television service, which we refer to as DBS, in the United States. As of December 31, 2000, we had approximately 5.26 million DISH Network subscribers.

         o EchoStar Technologies Corporation -- engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network, which we refer to as EchoStar receiver systems, the design, development and distribution of similar equipment for international direct-to-home satellite and other systems, which we refer to as DTH, and the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

         o Satellite Services -- engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

DISH NETWORK

         We started offering subscription television services on the DISH Network in March 1996. As of December 31, 2000, approximately 5.26 million households subscribed to DISH Network programming services. We now have six DBS satellites in orbit which enable us to offer over 500 video and audio channels, together with data services and high definition and interactive TV services, to consumers across the continental United States through the use of a small satellite dish. Since we use many of these channels for local programming, no particular consumer could subscribe to all 500 channels, but all are available using small 18-20 inch consumer dishes. See "--Government regulation". We believe that the DISH Network offers programming packages that have a better "price-to-value" relationship than packages currently offered by most other subscription television providers. As of December 31, 2000, approximately 16 million United States households subscribed to direct broadcast satellite and other direct-to-home satellite services. We believe that there continues to be significant unsatisfied demand for high quality, reasonably priced television programming services.

COMPONENTS OF A DBS SYSTEM

         In order to provide programming services to DISH Network subscribers, we have entered into agreements with video, audio and data programmers, who deliver their programming content to our digital broadcast operations center in Cheyenne, Wyoming, via commercial satellites, fiber optics or microwave transmissions. We monitor those signals for quality, and can add promotional messages, public service programming or other information. Equipment at our digital broadcast operations center then digitizes, compresses, encrypts and combines the signal with other necessary data, such as conditional access information. We then "uplink" or transmit the signals to one or more of our DBS satellites where we then broadcast directly to DISH Network subscribers.

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

         Conditional Access System. We use conditional access technology to encrypt the programming so only those who pay can receive the programming. We use microchips placed on credit card-sized access cards, or "smart cards" to control access to authorized programming content. ECC owns 50% of NagraStar LLC, a joint venture that provides us with smart cards. NagraStar purchases these smart cards from Nagra Plus SA, a Swiss company that owns the other 50% of NagraStar LLC. These smart cards, which we can update or replace periodically, are a key element in preserving the security of our conditional access system. When a consumer orders a particular channel, we send a message by satellite that instructs the smart card to permit decryption of the programming for viewing by that consumer. The set-top box then decompresses the programming and sends it to the consumer's television.

         The access control system is central to the security network that prevents unauthorized viewing of programming. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. However, theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. We continue to respond to compromises of our encryption system with measures intended to make signal theft of our programming commercially uneconomical. We utilize a variety of tools to continue to accomplish this goal. Ultimately, if other measures are not successful, it could be necessary to replace the credit card size card that controls the security of each consumer set top box at a material cost to us. If we cannot promptly correct a compromise in our encryption technology, it would adversely affect our revenue and our ability to contract for video and audio services provided by programmers.

         Programming. We use a "value-based" strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we currently sell our entry-level "America's Top 50" programming package, which includes 50 of the most popular cable channels, to consumers in digital format for $21.99 per month. We estimate cable operators charge over $30 per month, on average, for their entry-level expanded basic service that typically consists of approximately 55 analog channels. We believe that our "America's Top 100 CD" programming package, which we currently sell for $30.99 per month, also compares favorably to similar cable television programming. We believe that our America's Top 100 CD package is similar to an expanded basic cable package plus a digital music service. Based on cable industry statistics, we estimate that cable operators would typically charge in excess of $40 per month for a similar package. In addition to the above mentioned programming packages, during April 2000 we introduced our "America's Top 150" programming package for $39.99 per month and during August 2000, we introduced our America's "Everything" Pak, which combines our America's Top 150 programming package and all four premium movie packages for $69.99 per month. We believe that these expanded offerings will help us increase our average revenue per subscriber.

         For an additional $4.99 per month, we can add satellite-delivered major local network channels to any of the above packages for consumers in 34 of the largest markets in the continental United States. EchoStar VII and EchoStar VIII will be equipped with spot-beam technology that, even with the imposition of "must carry" requirements, will allow us to offer local channels to more than 30 major markets across the United States without reducing our current national programming offerings.

         We currently offer four premium movie packages which include up to ten movie channels per package. Currently consumers can subscribe to a single premium movie package including ten movie channels for only $10.99 per month. We believe we offer more premium movie channels than cable at a comparable price.

         Currently we offer more than 50 foreign-language channels including Spanish, Arabic, French, Hindi, Russian, Greek and others. We also offer foreign-language programming packages. For example, we believe that our "DISH Latino" package, which includes more than 20 Spanish-language programming channels for $19.99 per month, is the most complete Spanish-language package available in the United States. In addition, during October 2000 we introduced "DISH Latino Dos", our bilingual programming package, which includes more than 20 English and more than 20 Spanish-language programming channels for $30.99 per month. We believe we deliver the most popular foreign-language programming to customers in the United States at the best value. We also believe foreign-language programming is a valuable niche product that attracts a number of new subscribers who are unable to get similar programming elsewhere.

         Internet and High-Speed Data Services. We are expanding our offerings to include interactive, Internet and high-speed data services. During the first half of 2001, we intend to offer DISH Network customers an interactive digital receiver with a built-in hard disk drive that will permit viewers to pause and record live programs without the need for video tape. We also intend to offer set-top boxes with a wide variety of innovative interactive television services and applications.

         Through our strategic investment in StarBand Communications (formerly Gilat-To-Home), we began offering consumers two-way, high-speed satellite Internet access along with DISH Network satellite television programming via a single dish in November 2000. We believe this technology is particularly well-suited for areas without cable or DSL infrastructure. Two-way satellite service offers significant benefits for consumers, including a persistent or "always on" connection that saves time over dial-up methods and eliminates the need for a second phone line. DISH Network customers will need an oblong dish, approximately 24 inches by 36 inches, and other equipment to take advantage of two-way Internet satellite service. We currently offer consumers a complete hardware and services solution for broadband Internet access combined with DISH Network programming. For new customers who subscribe to a qualifying DISH Network programming package and commit to one year of StarBand Internet service, the StarBand hardware is currently offered for $449 and a standard professional installation starts at $199. We currently offer a bundled price of $99.99 per month for customers who subscribe to both DISH Network's America's Top 150 programming package and the StarBand Internet service.

         In March 2000, we invested $50 million for a less than 20% interest in Wildblue Communications (formerly iSky, Inc.), a company that expects to offer high-speed data services at rates of up to 1.5 Mbps, beginning in mid-2002, to customers throughout the continental U.S. We have signed an agreement whereby we may jointly develop a single receiver which will allow a customer to receive both DISH Network video programming and Wildblue Internet access. We are also seeking additional ways to expand our Internet and high-speed data services that may include, but are not limited to, partnerships with third parties who have particular expertise in the high speed transmission of digital information. Although there can be no assurance, we believe we will be able to increase our subscriber base and our average revenue per subscriber by offering these and other similar services.

         While Ka-band spot beam technology is currently in its infancy, and the technology might not develop to the point where it is viable, we believe that spot beam Ka-band satellites could become a cost effective way to offer consumers high speed two way broadband access in the future. Penetration would probably be highest in rural and other areas where high speed DSL and cable modem service is not available. Thus, Ka-band technology might play an important role in spanning the digital divide. We believe the service might also be successfully offered in urban and suburban areas as well.

         In an effort to continue to position ourselves to exploit this potential opportunity, during November 2000, one of our wholly owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 W.L. orbital slot. Together with VisionStar we have requested FCC approval to acquire control over VisionStar by increasing our ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. Two companies have filed oppositions to our FCC application alleging that VisionStar has not met its FCC mandated schedule for construction of its satellite, that our transaction with VisionStar constitutes prohibited trafficking in bare licenses, and that our transaction with VisionStar constitutes a premature transfer of control of the license, among other things. There can be no assurance that the FCC will not revoke VisionStar's license, rendering our investment worthless. The FCC could also deny our application to acquire control over VisionStar, or take other action that will be unfavorable to us.

         We have provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expect to provide additional funding to VisionStar in the future. We are not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. We currently expect to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expect that we may spend approximately $79.5 million during 2001 for that purpose subject to, among other things, FCC action. In the future we may fund construction, launch and insurance of the satellite through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources.

         EchoStar Receiver Systems. EchoStar receiver systems include a small satellite dish, a digital satellite receiver that descrambles signals for television viewing, a remote control, and other related components. We offer a number of set-top box models. Our standard system comes with an infrared remote control, an on-screen program guide, and the ability to switch between DISH Network and off-air local programming using the remote control. Our mid-level model has all of the basic features but also includes a UHF remote control that allows subscribers to control their EchoStar receiver system from up to 150 feet away through walls, and a high-speed data port. Our premium model includes additional features such as on-screen caller identification capability, event timers to automatically tune into or record selected programming and one-touch VCR recording. We also offer a variety of specialized receiver systems such as HDTV receiver systems, receiver systems that include a VCR player and receivers capable of receiving Internet TV services. In addition, we offer a low cost `bare bones' receiver designed as a secondary unit for multiple television locations. DISH Network reception equipment is incompatible with competitors' systems in the United States.

         Although we internally design and engineer our receiver systems, we do not manufacture these systems. Rather, we outsource the manufacturing process to high-volume contract electronics manufacturers. SCI Technology, Inc. manufactures the majority of our receiver systems. Two other companies account for the manufacture of the balance of our receiver systems.

         Installation. While many consumers have the skills necessary to install our equipment in their homes, we believe that most installations are best performed by professionals, and that on time, quality installations are important to our success. Consequently, we are continuing to expand our installation business, conducted through our DISH Network Service Corporation subsidiary. In addition to expanding our internal installation capability, we are also integrating business partners as external installation providers. Our external installation business partners are held to DISH Network Service Corporation service standards to attempt to ensure each DISH Network customer receives the same quality installation and service. Our offices and external business partners will be strategically located throughout the continental United States, in order to enable us to provide service to a greater number of DISH Network customers throughout the country. Although there can be no assurance, we believe the continued expansion of our installation business will decrease wait time on service calls and new installations and help us to better accommodate anticipated subscriber growth.

         Customer Service Centers. We currently own and operate customer service centers in Thornton, Colorado, Littleton, Colorado, McKeesport, Pennsylvania, El Paso, Texas, Christiansburg, Virginia and Bluefield, West Virginia. These centers field all of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, installation and technical support. Due to rapid subscriber growth and recent marketing promotions, some customers are currently experiencing longer than desired wait times. We continue to work to automate simple phone responses, and intend to increase internet based customer assistance in the future, in order to better manage customer service costs.

         Digital Broadcast Operations Centers. Our principal digital broadcast operations center is located in Cheyenne, Wyoming. In 1999, we acquired a second digital broadcast operations center in Gilbert, Arizona. During 2000, we completed the "build-out" of the Gilbert facility for use as a back up for our main digital broadcast operations center in Cheyenne. Upon commercial operation of EchoStar VII and EchoStar VIII, we plan to also begin utilizing the Gilbert facility as a primary digital broadcast operations center. Almost all of the functions necessary to provide satellite-delivered services occur at the digital broadcast operations center. The digital broadcast operations center uses fiber optic lines and downlink antennas to receive programming and other data at the center. The digital broadcast operations center uplinks programming content to our DBS satellites via large uplink antennas. The digital broadcast operations center also maintains a number of large uplink antennas and other equipment necessary to modulate and demodulate the programming and data signals. Equipment at our digital broadcast operations center performs all compression and encryption of the DISH Network's programming signals.

         Subscriber Management. We presently use, and are dependent on, CSG Systems Incorporated's software system, for all DISH Network subscriber management and billing functions.

         Sales and Marketing. Independent dealers and distributors, retailers and consumer electronics stores currently sell EchoStar receiver systems and DISH Network programming services. While we also sell receiver systems and programming directly, independent dealers are responsible for most of our sales. These independent dealers are primarily local retailers who specialize in TV and home entertainment systems.

         We intend to enhance consumer awareness of our products by continuing to form alliances with nationally recognized distributors of other consumer electronics products. We have formed a strategic alliance with JVC to distribute our receiver systems under its label through certain of its nationwide retailers.

         We offer our distributors and retailers a competitive residual commission program. The program pays qualified distributors and retailers an activation bonus, and pays active retailers a fixed monthly residual commission dependent on continued consumer subscription to programming.

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

         Our future success in the subscription television industry depends on our ability to acquire and retain DISH Network subscribers, among other factors. Beginning in 1996, to stimulate subscriber growth we reduced the retail price charged to consumers for EchoStar receiver systems. Accordingly, since August 1996, we have subsidized the cost of our receiver systems to DISH Network subscribers. The amount of the subsidy varies depending on many factors. Periodically we also provide varying levels of other subsidies and incentives to attract customers, including free or subsidized installations, antennas, programming and other items. We developed this marketing strategy to rapidly build our subscriber base, expand retail distribution of our products, and build consumer awareness of the DISH Network brand. This marketing strategy emphasizes our long-term business strategy of maximizing future revenue by selling DISH Network programming to the largest possible subscriber base and rapidly increasing the size of that subscriber base. Since we subsidize the consumer up-front costs, we incur significant costs each time we acquire a new subscriber. Although there can be no assurance, we believe that we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue.

         During July 2000, we announced the commencement of our Digital Dynamite promotion. The Digital Dynamite plan offers four choices to consumers, ranging from providing consumers the use of one EchoStar receiver system and the America's Top 100 programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and the America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and pay $49.99 up front, which includes the first month's programming payment.

         We base our marketing promotions on current competitive conditions. Currently, we offer promotions including free equipment and free installation. These promotions are designed to entice subscribers to certain other pay TV services to become DISH Network customers. If competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation could be adversely affected.

         Satellites. We presently have six DBS satellites in geostationary orbit approximately 22,500 miles above the equator. Satellites are located in orbital positions, or slots, that are designated by their longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each orbital position into 32 frequency channels. Each transponder on our satellites can exploit one frequency channel. Through digital compression technology, we can currently transmit between eight and nine digital video channels from each transponder. The FCC licensed us to operate 96 DBS frequencies at various orbital positions including:

         o 21 frequencies at the 119 degree orbital location and 29 frequencies at the 110 degree orbital location, both capable of providing service to the entire continental United States;

         o 11 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States;

         o 24 frequencies at the 148 degree orbital location, capable of providing service to the Western United States;

         o 22 frequencies at the 175 degree orbital location, capable of providing service to only the most western portion of the United States; See "-- Government regulation;" and

         o 11 additional as yet unassigned frequencies, likely to be made available at the 175 degree orbital location, but only if certain regulatory hurdles are met. See "-- Government regulation."

         EchoStar I and EchoStar II each have 16 transponders that operate at 130 watts of power. Subject to the anomalies described below, EchoStar III and EchoStar IV each have 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. EchoStar V has 32 transponders that operate at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel. EchoStar VI has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. Each transponder can transmit multiple digital video, audio and data channels. Each of our satellites has a minimum design life of 12 years.

         Most of our core programming is broadcast from EchoStar IV and EchoStar VI at the 119 degree orbital location. We currently are utilizing the 110 degree orbital location, where EchoStar V is located, to enhance revenue opportunities with new value added services for our current and future subscribers.

         During the second quarter of 2000, two transponder pairs on EchoStar III malfunctioned. Including the three transponder pairs that malfunctioned during 1998, these anomalies have resulted in the failure of a total of ten transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. As a result of this redundancy and because we are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location, the transponder anomaly has not resulted in a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised us that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, based upon the root cause and the operating configuration of the satellite, Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that our ability to operate at least the 11 licensed frequencies on the satellite will be affected. We will continue to evaluate the performance of EchoStar III and may be required to modify our loss assessment as new events or circumstances develop.

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 28 transponders to date, a maximum of approximately 14 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV has experienced anomalies affecting its thermal systems and propulsion system. Consequently, the total remaining useful life of EchoStar IV is currently approximately three years. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

         EchoStar I, which has been moved to the 148 degree orbital location, will soon be used to offer business, foreign language and other services to the Central and Western United States similar to those offered primarily to the Eastern and Central United Sates from EchoStar III.

         Satellites under Construction. EchoStar VII, expected to operate from the 119 degree orbital location, is being manufactured by Lockheed Martin Commercial Space Systems. EchoStar VIII, which is expected to operate at the 110 degree orbital location, and EchoStar IX, which is expected to operate at the 121 degree orbital location, are being manufactured by Space Systems/Loral. EchoStar VII and EchoStar VIII will each be capable of operating 32 DBS transponders at 120 watts each, switchable to 16 DBS transponders operating at 240 watts each. Both will include spot-beam technology which could allow DISH Network to offer local channels or other value added services in more than 30 markets across the United States. The spot beam payloads for each satellite have been designed to work together to maximize the number of local spot markets served across the United States, while providing mutual backup to offer increased reliability to customers. However, use of spot beams will reduce the number of transponders that can be used to provide nationwide coverage. EchoStar IX will be capable of operating 32 Ku-band transponders at 110 watts each, in addition to a Ka band payload. We also expect in the near future to commence the construction phase for EchoStar X. We expect that EchoStar X will have a combined C-band, Ku-band and Ka-band payload and expect to operate it from the 83 degree orbital location.

         Satellite Launches. During February 2001, we announced an agreement with Lockheed Martin's International Launch Services division to provide launch services for the EchoStar VII and EchoStar VIII satellites, which also includes options for launch services for additional satellites. EchoStar VII is expected to launch in the fourth quarter of 2001 on a Lockheed Martin Atlas III launch vehicle from Cape Canaveral, Fla. EchoStar VIII is expected to launch during the first quarter of 2002 on a Russian Proton K launch vehicle from the Baikonur Cosmodrome in Kazakhstan.

         The first commercial Atlas IIIA launch successfully carried a Eutelsat payload into geosynchronous transfer orbit during May, 2000. The Atlas III launch vehicle is available in a single engine centaur Atlas IIIA configuration and with the dual engine centaur Atlas IIIB configuration that EchoStar will utilize. It is expected that our satellite launch will be the first flight for the Atlas IIIB. As a result of the similarity of the Atlas IIIB to the Atlas IIIA and to other Atlas launch vehicles, and for a variety of other reasons, we believe the risk associated with the maiden Atlas IIIB flight is significantly lower than the risk typically associated with the first flight of a rocket. However, there are risks associated with any satellite launch. The risk of launch delay, and the risk of launch failure, is usually greater when the rocket does not have a track record of previously successful flights. To further minimize the risk, we have retained a consultant familiar with the new launch vehicle to monitor the launch campaign.

         Satellite Insurance. In September 1998, we filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million.

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

         As a result of thermal and propulsion system anomalies, we reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. This change increased depreciation expense recognized by us during the year ending December 31, 2000 by approximately $9.6 million. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

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

         The indentures related to the outstanding EchoStar DBS Corporation senior notes, contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own. Insurance coverage is therefore required for at least three of our six satellites currently in orbit. We have procured normal and customary launch insurance for EchoStar VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. We are currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. During 2000, to satisfy insurance covenants related to the outstanding EchoStar DBS senior notes, we reclassified the depreciated cost of two of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of December 31, 2000, cash reserved for satellite insurance totaled approximately $82 million. The reclassifications will continue until such time, if ever, as the insurers are again willing to insure our satellites on commercially reasonable terms.

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

         Cable Television. We encounter substantial competition in the subscription television market from cable television and other land-based systems. Cable television operators have a large, established customer base, and may have significant investments in, and access to, programming. Cable television service is currently available to more than 90% of the approximately 100 million United States television households, and approximately 68% of total United States households currently subscribe to cable. Cable television operators currently have an advantage relative to us by providing service to multiple television sets within the same household at no additional cost for the programming. Cable operators may obtain a competitive advantage by bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, efficient 2-way high speed data transmission, and/or telephone service on upgraded cable systems. For example, some cable companies now offer high speed Internet access over their upgraded cable or fiber optic systems, and AT&T provides telephone service over cable systems. Recently, some cable companies have been offering free digital cable equipment and installation, together with as much as $500 cash, to entice consumers to switch from satellite to cable. While we have not seen any material impact on our business as a result of these bounties to date, due to these and other factors, our churn could increase and we may not be able to continue to expand our subscriber base or to compete effectively against cable television operators.

         In addition, entities such as regional telephone companies, which are likely to have greater resources than we have, are implementing and supporting digital video compression over existing telephone lines and digital "wireless cable." Moreover, mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, regional Bell operating companies and others may result in providers capable of offering bundled cable television and telecommunications services in competition with us. For instance, AT&T acquired cable operators TCI and MediaOne.

         Since a subscriber needs a direct line of sight to the satellite to receive DBS service, some households are not be able to receive DISH Network programming as a result of nearby buildings, trees or other obstructions. Additionally, the cost required to receive DISH Network programming on multiple television sets may deter some potential customers from switching to DISH Network service. Furthermore, cable operators pay substantially lower royalty rates for the retransmission of distant network, local affiliate and superstation signals than we do.

         Other DBS and Direct-to-Home Satellite System Operators. Several other companies have DBS licenses and can compete with us for home satellite subscribers. Our primary competitor, DirecTV, operates five DBS satellites and has 46 frequencies at orbital slots that provide coverage to the entire continental United States. DirecTV currently offers access to more than 225 channels of combined video and audio programming and, as of December 31, 2000, had approximately 9.5 million subscribers. DirecTV is, and will be for the foreseeable future, in an advantageous position with regard to market entry, programming, such as DirecTV's exclusive sports programming and, possibly, volume discounts for programming offers. Further, DirecTV hardware and programming is available for sale in Circuit City, Best Buy and Radio Shack. Our equipment is not available at these, or most other large consumer electronics chains. Additionally, DirecTV offers out of market NFL, NBA, NHL and other sports programming that is not available to our subscribers.

         There have been recent reports of discussions and negotiations involving a possible merger between GMH and The News Corporation Limited. News Corp. is one of the world's largest media companies with diversified global operations including the production and distribution of motion pictures and television programming; television, satellite and cable broadcasting. The effect such a merger would have on competition is unclear.

         Other companies have conditional permits for a comparatively small number of DBS frequency assignments that could be used to provide service to portions of the United States. If the number of DBS operators increases in the future, or if the number of DBS frequency assignments to our existing DBS competitors increases, DISH Network subscriber growth could be adversely affected.

         VHF/UHF Broadcasters. Most areas of the United States can receive traditional terrestrial VHF/ UHF television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming. The local content nature of the programming may be important to the consumer, and VHF/UHF programming is typically provided free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.

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

         We created our ETC division in connection with the development of the DISH Network. We believe that we have an opportunity to grow this business further in the future. The same employees who design EchoStar receiver systems for the DISH Network are also involved in designing set-top boxes sold to international TV customers. Our satellite receivers are designed around the DVB standard, which is widely used in Europe and Asia. Consequently, international ETC projects may result in improvements in design and economies of scale in the production of EchoStar receiver systems for the DISH Network.

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

         Our two major international customers are Via Digital, a subsidiary of Telefonica, Spain's largest telephone company, and Bell ExpressVu, a subsidiary of Bell Canada, Canada's largest telephone company. Our future revenue in this area depends largely on the success of these operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the intensity of competition for international subscription television subscribers.

         ETC's business also includes our Atlanta-based EchoStar Data Networks Corporation and our UK-based Eldon Technology Limited subsidiaries. EchoStar Data Networks is a supplier of technology for distributing Internet and other content over satellite networks. Eldon Technology designs various components of digital televisions and set-top boxes, strengthening our product design capabilities for satellite receivers and integrated televisions in both the international and United States markets.

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

SATELLITE SERVICES

         Our Satellite Services business unit primarily leases capacity on our satellites to customers, including international services that broadcast foreign-language programming to our subscribers, and Fortune 1000 companies that use our business television service to communicate with employees, customers, distributors, and suppliers located around the United States.

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

GOVERNMENT REGULATION

         The following summary of regulatory developments and legislation is not intended to describe all present and proposed government regulation and legislation affecting the video programming distribution industry. Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change our industry, in varying degrees. We cannot predict either the outcome of these proceedings or any potential impact they might have on the industry or on our operations. This section sets forth a brief summary of regulatory issues pertaining to our operations.

         We are required to obtain authorizations and permits from the FCC and other similar foreign regulatory agencies to construct, launch and operate our satellites and other components of our DBS system. Additionally, as a private operator of a United States satellite system, we are subject to the regulatory authority of the FCC and the Radio Regulations promulgated by the International Telecommunication Union. We also have to obtain import and general destination export licenses from the United States Department of Commerce to receive and deliver components of direct-to-home satellite TV systems. In addition, the delivery of satellites and related technical information for the purpose of launch by foreign launch services providers is subject to strict export control and prior approval requirements.

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

         o   avoiding interference with other radio frequency emitters; and

         o ensuring compliance with applicable provisions of the Communications Act of 1934.

         All of our FCC authorizations are subject to conditions as well as to the FCC's authority to modify, cancel or revoke them. In addition, all of our authorizations for satellite systems that are not yet operational are subject to construction and progress obligations, milestones, reporting and other requirements. The FCC has indicated that it may revoke, terminate, condition or decline to extend or renew such authorizations if we fail to comply with applicable Communications Act requirements. Our conditional license for a Ku-band satellite system is subject to pending petitions for reconsideration and cancellation. With respect to our license for the Ka-band system, the FCC recently authorized our operation of inter-satellite links for the system and assigned milestone requirements for the construction, launch and operation of the satellite system. If we fail to file adequate reports or to demonstrate progress in the construction of our satellite systems, the FCC has stated that it may cancel our authorizations for those systems. Our license for our Ka-band system allows us to use only 500 MHz of Ka-band spectrum in each direction, while other licensees have been authorized to use 1,000 MHz in each direction. We have recently filed a modification application to allow us to use additional spectrum, but we cannot be sure that the FCC will not deny or otherwise fail to grant that application. We have not filed, or timely filed, all required reports or other filings, and some of our construction permits have expired, in connection with our authorized systems with the FCC. We cannot be certain whether or not the FCC would cancel our authorizations. While we have filed with the FCC pending requests for extensions of authorizations that have expired, we cannot be sure how the FCC will rule on these requests.

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

         We have licenses to operate EchoStar I and EchoStar II at the 119 degree orbital location, which both expire in 2006, a license to operate 11 frequencies on EchoStar III at the 61.5 degree orbital location, which expires in 2008 and authorizations to launch and operate for 10 years EchoStar V and EchoStar VI at the 110 degree and 119 degree orbital locations, respectively. Our authorization at the 148 degree orbital location requires us to construct a satellite by December 20, 2000 and to utilize all of our FCC-allocated frequencies at that location by December 20, 2002, or risk losing those frequencies that we are not using. At the 61.5 degree orbital location we utilize certain additional channels beyond our licensed channels, under special temporary authority, which the FCC may refuse to renew, and which is subject to several restrictive conditions. We also note that the FCC recently extended the permit of another company (a joint venture of Loral) to construct and launch a satellite that would use most of these additional channels. If our special temporary authority to use the channels assigned to that other company does not expire sooner, it will certainly be terminated if that company does actually construct and launch a satellite to the 61.5 degree orbital location. Third parties have opposed, and we expect them to continue to oppose, some of our authorizations or pending and future requests to the FCC for extensions, modifications, waivers and approvals.

         In conjunction with our plan to provide local-into-local broadcast service as well as cable programming from the 110 degree orbital location, we moved EchoStar IV to the 119 degree orbital location in early 2000. The move has allowed us to transition some of the programming now on EchoStar I and EchoStar II to EchoStar IV, which can provide service to Alaska and Hawaii from the orbital location. In connection with that plan, we have also petitioned the FCC to declare that we have met our due diligence obligations for the 148 degree orbital location, or alternatively to extend the December 20, 2000 milestone for that location. The State of Hawaii has opposed that request and there is no assurance that it will be granted by the FCC. If our request is not granted by the FCC, our license for the 148 degree orbital location may be revoked or canceled.

         EchoStar VI was successfully launched during July 2000, completed testing at the 148 degree orbital location and has been moved to its final 119 degree orbital location. We have received FCC authorization to operate EchoStar IV and EchoStar VI at that location. We have also moved EchoStar I from the 119 degree orbital location to the 148 degree orbital location. EchoStar VI commenced commercial service during October 2000. In general, our plans have involved and still involve the relocation of satellites either within or slightly outside the "cluster" of a particular orbital location, or from one orbital location to another where we have various types of authorizations. These changes require FCC approval, and we cannot be sure that we will receive all needed approvals for our current and future plans. Furthermore, the states of Alaska and Hawaii have requested the FCC to impose conditions on the license for EchoStar VI, relating to certain aspects of our service such as prices and equipment. While the FCC denied these requests for conditions, it cautioned that it may impose similar requirements as a result of a pending rulemaking. Such requirements could be very onerous for us. In general, the states of Alaska and Hawaii have expressed views that our service to these states from various orbital locations does not comply with our FCC-imposed obligations to serve those states, and we cannot be sure that the FCC will not accept these views. Such actions would have a material adverse affect on our business. Moreover, because we cannot meet the geographic service requirements from the 148 degree orbital location, we had to request and obtain a conditional waiver of these requirements to allow operation of EchoStar I at the location. As a result, our current authorization to operate EchoStar I at the 148 degree orbital location is subject to several conditions that may be onerous.

         In a recent decision, the FCC approved a transfer of majority control over E-Sat, a non-geostationary mobile satellite service license from us to another company, but warned that this approval is without prejudice to its investigation of certain complaints relating to E-Sat. We cannot be sure whether any such investigation will have implications for E-Sat, in which we now have a minority interest.

IN-ORBIT AUTHORIZATIONS

         The telemetry, tracking and control operations of EchoStar I are in an area of the spectrum called the "C-band." Although the FCC granted us conditional authority to use these frequencies for telemetry, tracking and control, in January 1996 a foreign government raised an objection to EchoStar I's use of these frequencies. We cannot be certain whether that objection will subsequently require us to relinquish the use of such C-band frequencies for telemetry, tracking and control purposes. Further, EchoStar II's telemetry, tracking and control operations are in the "extended" C-band. Our authorization to use these frequencies expired on January 1, 1999. Although we have timely applied for extension of that authorization to November 2006, we cannot be sure that the FCC will grant our request. If we lose the ability to use these frequencies for controlling either satellite, we would lose the satellite. Recently, the FCC released a ruling in a rulemaking proceeding that will allow commercial terrestrial services and hamper future satellite operations in the "extended" C-band frequencies. This ruling might have negative implications for us.

INTERNATIONAL TELECOMMUNICATION UNION STANDARDS

         Our DBS system also must conform to the ITU broadcasting satellite service plan. If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants' operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference to other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. We believe the United States government has filed modification requests with the ITU for EchoStar I, EchoStar II and EchoStar III. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. We cannot predict when the ITU will act upon these requests for modification or if they will be granted.

DBS AUTHORIZATIONS AND FREQUENCIES THAT WE COULD LOSE

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

         We also have a conditional permit for a total of 11 western frequencies at the 175 degree orbital location that expired on August 15, 1999. That expiration date is pursuant to an extension granted by the FCC's International Bureau in 1996. That extension was subject to the condition that we make significant progress toward construction and operation of a DBS system substantially in compliance with, or ahead of, the most recent timetable that we submitted to the FCC. The FCC's International Bureau also urged us to expedite construction and launch of additional satellites for our DBS system at these frequencies. PrimeStar, a DBS provider that DirecTV acquired in

1999, filed a request with the FCC that is still pending requesting that the FCC reverse the International Bureau's grant of an extension.

         We also have a conditional permit for 11 additional frequencies at the 175 degree orbital location, which was set to expire on November 30, 1998. That expiration date was pursuant to an extension granted by the FCC's International Bureau in 1995. When it granted the extension, the FCC reserved the right to cancel the permit if we failed to progress toward operation of the DBS system in accordance with the timetable that we submitted to the FCC. That extension also is subject to a still pending challenge by PrimeStar.

         While we have timely filed requests for extension of all the western permits, we cannot be sure how the FCC will act with respect to these requests.

OTHER LICENSES AND APPLICATIONS

         We also have received conditional licenses from the FCC to operate satellites in the Ka-band and Ku-band and have an application pending for a system that would use extended Ku-band frequencies (although that application has remained pending for years). Use of those licenses and conditional authorizations are subject to certain due technical and due diligence requirements, including the requirement to construct and launch satellites. The granting of those licenses has been challenged by parties with interests that are adverse to ours. Among other things, our conditional license for a Ku-band satellite system is subject to still pending petitions for reconsideration and cancellation. The construction, completion and launch milestones for both Ku-band satellites have expired. We have filed a timely request for the extension of these milestones for our Ku-band system. With respect to our license for the Ka-band system, the FCC recently authorized our operation of inter-satellite links for the system and assigned milestone requirements for the construction, launch and operation of the satellite system. If we fail to file adequate reports or to demonstrate progress in the construction of our satellite systems, the FCC has stated that is may cancel our authorizations for those systems. Our license for our Ka-band system allows us to use only 500 MHz of Ka-band spectrum in each direction, while other licensees have been authorized to use 1,000 MHz in each direction. We have recently filed a modification application to allow us to use additional spectrum, but we cannot be sure that the FCC will not deny or otherwise fail to grant that application.

         We have also applied to the FCC for authority to obtain control over VisionStar, Inc., a company that has a license for a Ka-band satellite at another orbital location. Certain parties have asked the FCC to deny our application, and we cannot be sure that the FCC will not deny it. If we successfully construct and launch Ku-band, extended Ku-band and low Ka-band satellites, we might be able to use those satellites to complement the DISH Network, or for a variety of other uses. It is possible that the Ku-band and Ka-band orbital locations requested by us and others could permit construction of satellites with sufficient power to allow reception of satellite signals by relatively small dishes. As these projects are in the early stages of development and are currently being challenged by several companies with interests adverse to ours, there can be no assurance that the FCC will sustain these licenses, or grant the pending applications, or that we will be able to successfully capitalize on any resulting business opportunities.

REGULATIONS

         DBS Rules. Once the FCC grants a conditional construction permit, the permittee must proceed with due diligence in constructing the system. The FCC has adopted specific milestones that must be met in order to retain the permit, unless the FCC determines that an extension or waiver is appropriate. Permittees must file semi-annual reports on the status of their due diligence efforts. The due diligence milestones require holders of conditional permits to complete contracting for construction of their systems within one year of grant of the permit. Additionally, the satellites must be operational within six years of grant. For permits issued after January 19, 1996, permittees must complete construction of the first satellite in their system within four years of grant of the permit. The FCC also may impose other conditions on the grant of the permit. The holders of new DBS authorizations issued on or after January 19, 1996 must also provide DBS service to Alaska and Hawaii from at least one of their DBS satellites or they will have to relinquish their western assignments. We are presently not able to satisfy this requirement from the 148 degree orbital location. With respect to the EchoStar I satellite, we have received a waiver of that requirement subject to several onerous conditions. We have also requested a waiver of that requirement for EchoStar IV operation at the 148 degree orbital location. EchoStar IV currently operates at the 119 degree orbital location. The state of Hawaii has requested many conditions to such a waiver, and we have opposed several of these conditions. In addition, we are required to serve Alaska and Hawaii from the 110 degree orbital location. While we believe that our current plan, which involves the use of our capacity at that location for local-into-local broadcast as well as other programming, is in compliance with that requirement, there can be no assurance that the FCC will consider this plan as complying with the rule. In general, the states of Alaska and Hawaii have expressed views that our service to these states from various orbital locations does not comply with our FCC imposed obligations to serve those states, and we cannot be sure that the FCC will not accept these views.

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

         Under a requirement of the Cable Act, the FCC imposed public interest requirements on direct broadcast satellite licensees, such as us, to set aside four percent of channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers. This could also displace programming for which we could earn commercial rates and could adversely affect our financial results. The FCC has not reviewed our methodology for computing the channel capacity we must set aside or for determining the rates that we charge public interest programmers, and we cannot be sure that, if the FCC were to review these methodologies, it would find them in compliance with the public interest requirements.

         Under a requirement of the Telecommunications Act of 1996, the FCC recently imposed upon broadcasters and certain multichannel video programming distributors, including us, the responsibility of providing video description for visually impaired persons. Video description involves the insertion into a television program of narrated descriptions of settings and actions that are not otherwise reflected in the dialogue, and is typically provided through the Secondary Audio Programming (SAP) channel. Commencing April 12, 2002, affected multichannel video programming distributors like us will be required to provide video description for a minimum of 50 hours per calendar quarter (roughly four hours per week) of prime time and/or children's programming on each of any of the top five national non-broadcast networks they carry. In addition, distributors will be required to "pass through" any video description they receive from a broadcast station or non-broadcast network if the multichannel video programming distributor has the technical capability necessary to do so associated with the channel on which it distributes the programming with video description. While the FCC acknowledged that programming networks, and not multichannel video programming distributors, may actually describe the programming, it declared that for ease of enforcement and monitoring compliance it would hold distributors responsible for compliance. We cannot be sure that these requirements will not impose an excessive burden on us.

         The FCC has commenced a rulemaking which seeks to streamline and revise its rules governing direct broadcast satellite operators. This rulemaking concerns many new possible direct broadcast satellite rules. There can be no assurance about the content and effect of any new direct broadcast satellite rules passed by the FCC, and the new rules may include expanded geographic service requirements for Alaska, Hawaii and Puerto Rico. The FCC has also recently released a notice of proposed rulemaking regarding the current restrictions on the flexibility of DBS companies to provide services other than DBS, and may change these restrictions.

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

         The FCC has proposed allowing non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency as DBS and Ku-based FSS services. If the proposal is adopted, these satellite operations could provide global high-speed data services. In addition to possible interference concerns, this would, among other things, create additional competition for satellite and other services. In the same rulemaking, the FCC has also requested comment on a request that would allow a terrestrial service proposed by Northpoint Communications, Inc. to retransmit local television or other video and data services to DBS subscribers or others in the same DBS spectrum that we use throughout the United States. Furthermore, the Satellite Home Viewer Improvement Act of 1999 required the FCC to make a determination by November 29, 2000 regarding licenses for facilities that will retransmit broadcast signals to underserved markets by using spectrum otherwise allocated to commercial use, possibly including DBS spectrum. Northpoint has been allowed by the FCC to conduct experimental operations in Texas and Washington, D.C. We have submitted numerous pleadings jointly with DirecTV to the FCC expressing concern over the Northpoint request, which in our view, may cause potential harmful and substantial interference to the service provided to DBS' customers. DirecTV and we have also jointly conducted tests of Northpoint's proposed technology and have presented our test results, which in our view show harmful interference from Northpoint's proposed service, and Northpoint has filed oppositions to our submissions. Furthermore, other entities have now filed applications similar to the one filed by Northpoint. If Northpoint, or other entities become authorized to use our spectrum, they could cause harmful and substantial interference into our service. On December 8, 2000, the FCC released a Report and Order and Further Notice of Proposed Rulemaking in this proceeding. Despite our objections, the FCC concluded that a terrestrial "point-to-multipoint" service can generally share the spectrum with DBS on a no interference basis - a conclusion that may have a significant adverse impact on our operation. At the same time, the FCC initiated a further notice of proposed rulemaking to determine the appropriate interference standards with which such a terrestrial service must comply. The FCC also requested proposals on how to process applications for licenses for the new service, and tentatively proposed excluding satellite companies from such licenses. In addition, appropriations legislation that was recently enacted requires independent testing of the Northpoint technology, and creates rural loan guarantees for providers of certain types of services. The independent tests mandated by statute are ongoing. The statute set a deadline for completion of the tests, and FCC officials have reportedly stated that they expect testing to be completed beyond the statutory deadline. We cannot be sure whether and when these processes will result in the licensing of Northpoint and/or companies proposing a similar service to operate in the spectrum licensed to us, what the interference standards will be, and how significant the interference into our operations will be.

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

         Satellite Home Viewer Improvement Act and Retransmission Consent. The Copyright Act, as amended by the Satellite Home Viewer Improvement Act of 1999, permits satellite retransmission of distant network channels only to "unserved households." Whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC. In February 1999, the FCC released a report and order on these matters. Although the FCC declined to change the values of Grade B intensity, it adopted a method for measuring it at particular households. The FCC also endorsed a method for predicting Grade B intensity at particular households. In addition, the Satellite Home Viewer Improvement Act enacted in November 1999, instructed the FCC to establish a predictive model based on the model it had endorsed in February 1999, and also directed the FCC to ensure that its predictive model takes account of terrain, building structures and other land cover variations. The FCC recently issued a report and order that does not adjust the model to reflect such variations for any VHF stations. Failure to account for these variations could hamper our ability to retransmit distant network and superstation signals.

         The Satellite Home Viewer Improvement Act of 1999 has also established a process whereby consumers predicted to be served by a local station may request that this station waive the unserved household limitation so that the requesting consumer may receive distant signals by satellite. If the waiver request is denied, the Satellite Home Viewer Improvement Act of 1999 entitles the consumer to request an actual test, with the cost to be borne by either us or the broadcast station depending on the results. The testing process required by the statute can be very costly for us. The FCC staff has informally raised questions about how we implement that process. We can provide no assurance that the FCC will not find that our implementation of the process is not in compliance with these rules. Furthermore, the FCC has recently identified a third party organization to examine and propose tester qualification and other standards for testing. We cannot be sure that this decision will not have an adverse effect on our ability to test whether a consumer is eligible for distant signals.

         In addition, the Satellite Home Viewer Improvement Act of 1999 could adversely affect us in several other respects. The legislation prohibits us from carrying more than two distant signals for each broadcasting network and leaves the FCC's Grade B intensity standard unchanged without future legislation. The FCC recently released a report recommending that only minor changes be made to the Grade B standard, a recommendation that is unfavorable to us. While the Satellite Home Viewer Improvement Act of 1999 reduces the royalty rate that we currently pay for superstation and distant network signals, it directs the FCC to require us (within one year from November 29, 1999) to delete substantial programming (including sports programming) from these signals. The FCC has recently released rules implementing that directive, which have become effective. These requirements may significantly hamper our ability to retransmit distant network and superstation signals, or may impose burdens upon us that are so onerous that we may be required to substantially alter, or stop retransmitting, many or all superstation signals. In addition, the FCC's sports blackout requirements, which apply to all distant network signals, are very cumbersome and may require costly upgrades to our system.

         For existing customers the new legislation also permits hundreds of thousands of consumers to continue to receive distant network channels who would otherwise be required to be disconnected. The new law generally does not, however, permit consumers predicted to receive a signal of "Grade A" intensity to continue receiving distant network channels. As a result, we believe hundreds of thousands of consumers have or could lose access to network channels by satellite. In anticipation of passage of the legislation, and for other reasons, we recently ceased providing distant network channels to tens of thousands of customers. These turn offs, together with others, could result in a temporary material increase in churn and a small reduction in revenue per subscriber. Further, broadcasters could seek a permanent injunction on our sales of both distant and local network channels, which would have a material adverse effect on our churn, revenue, ability to attract new subscribers, and our business operations generally.

         The Satellite Home Viewer Improvement Act of 1999 generally gives satellite companies a statutory copyright license to retransmit local-into-local network programming, subject to obtaining the retransmission consent of the local network station. Retransmission consent agreements are important to us because a failure to reach such agreements with broadcasters could have an adverse effect on our strategy to compete with cable and other satellite companies, which provide local signals. The Satellite Home Viewer Improvement Act of 1999 requires broadcasters to negotiate retransmission consent agreements in good faith. In accordance with the requirements of the Satellite Home Viewer Improvement Act of 1999, the FCC has promulgated rules governing broadcasters' good faith negotiation obligation. These rules allow satellite providers to file complaints with the FCC against broadcasters for violating the duty to negotiate retransmission consent agreements in good faith. Currently, the degree to which the rules will be of practical benefit to us in our efforts to obtain all necessary retransmission consent agreements remain unclear. While we have been able to reach retransmission consent agreements with most of the local network stations we currently carry, our planned roll-out of local channels in more cities will require additional agreements, and we cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short term. We have been unable to conclude a long-term retransmission consent agreement with the NBC station in San Francisco and the ABC station in Nashville and recently discontinued transmission of those channels as a result.

         Many other provisions of the Satellite Home Viewer Improvement Act of 1999 could adversely affect us. Among other things, the law includes the imposition of "must carry" requirements on DBS providers. The "must carry" rules generally would require that commencing in January 2002 satellite distributors carry all the local broadcast stations in areas they choose to offer local programming, not just four major networks. Since we have limited capacity, the number of markets in which we can offer local programming would be reduced by the "must carry" requirement to carry large numbers of stations in each market we serve. The legislation also includes provisions which could expose us to material monetary penalties, and permanent prohibitions on the sale of all local and distant network channels, based on what could be considered even inadvertent violations of the legislation, prior law, or the FCC rules. Imposition of these penalties would have a material adverse effect on our churn, revenue, ability to attract new subscribers, and our business operations generally. Consistent with the requirements of the Satellite Home Viewer Improvement Act of 1999, the FCC has now completed a rulemaking and adopted detailed must-carry rules, including obligations to also carry several non-commercial stations upon request. We cannot be sure that the FCC rules will not have a further adverse impact on our operations.

         Opposition to Our Delivery of Distant Signals. Until July 1998, we obtained distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

         In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. We asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

         In February 1999, the networks filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled this lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

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

         In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring us to turn off network programming to certain of its customers. At that time, the networks also argued that our compliance procedures violate the Satellite Home Viewer Improvement Act. We opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied our request to present live testimony and evidence. The Court's original order required us to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates which would be physically impossible to comply with. The order imposes restrictions on our past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons we believe the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required us to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. We have appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending our appeal. At that time, the Eleventh Circuit also expedited its consideration of our appeal.

         During November 2000, we filed our appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of our appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of our appeal. The Networks have responded to our appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to our constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001, we filed our reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to our filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, we filed our supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike our supplemental brief or for an opportunity to reply to our supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking our supplemental reply and denying us an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for the week of April 23, 2001. We cannot predict when the Eleventh Circuit will rule on our appeal, but it could be as early as April 2001. Our appeal effort may not be successful and we may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn.

         Dependence on Cable Act for Program Access. Any change in the Cable Act and the FCC's rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis. Under the Cable Act and the FCC's rules, cable-affiliated programmers generally must offer programming they have developed to all multi-channel video programming distributors on non-discriminatory terms and conditions. The Cable Act and the FCC's rules also prohibit some types of exclusive programming contracts. We purchase a substantial percentage of our programming from cable-affiliated programmers. Some of these restrictions on cable-affiliated programmers will expire in 2002 unless the FCC extends the rules. While we have filed several complaints with the FCC alleging discrimination, exclusivity, or refusals to deal, we have had limited success in convincing the FCC to grant us relief. The FCC has denied or dismissed many of our complaints, and we believe has generally not shown a willingness to enforce the program access rules stringently. As a result, we may be limited in our ability to obtain access (or non-discriminatory access) to cable-affiliated programming. In addition, the FCC recently modified certain of its attribution rules that determine whether a programmer is affiliated with a cable operator and therefore subject to the program access obligations. We do not yet know the implications or impact of these modified rules.

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

         We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Those costs, and their impact on net income, could be material. Damages in patent infringement cases can also include a tripling of actual damages in certain cases. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our liquidity and operating results. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. We are currently involved in several patent infringement actions. Among other things, TV Guide/Gemstar has asserted that we are required to obtain licenses for patents they own at rates which would require us to pay them over $100 million for past satellite receiver sales. Gemstar also asserts tens of millions more in royalties each year prospectively, together with, among other things, the right to substantially all future potential on screen programming guide banner advertising revenues.

EMPLOYEES

         We had approximately 11,000 employees at December 31, 2000, most of whom are located in the United States. We are not a party to any collective bargaining agreement and generally consider relations with our employees to be good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
    (FURNISHED IN ACCORDANCE WITH ITEM 401(b) OF REGULATION S-K, PURSUANT TO
                     GENERAL INSTRUCTION G(3) OF FORM 10-K)

         The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer's business experience during the past five years:

NAME                                             AGE     POSITION
------------------------------------------       ---     --------------------------------------------------

Charles W. Ergen..........................        48     Chairman, Chief Executive Officer and Director
Michael T. Dugan..........................        52     President and Chief Operating Officer
James DeFranco............................        48     Executive Vice President and Director
Steven B. Schaver.........................        47     President of EchoStar International Corporation
David K. Moskowitz........................        42     Senior Vice President, General Counsel, Secretary
                                                            and Director
Soraya Hesabi-Cartwright..................        40     Executive Vice President of DISH Network
Mark W. Jackson...........................        40     Senior Vice President of EchoStar Technologies
                                                            Corporation
Michael R. McDonnell......................        37     Senior Vice President and Chief Financial Officer
Michael Kelly.............................        39     Senior Vice President of International Programming

     Charles W. Ergen. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar's subsidiaries. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980.

     Michael T. Dugan. Mr. Dugan is the President of EchoStar. In that capacity, Mr. Dugan is responsible for, among other things, all operations at EchoStar. Until April 2000, he was President of EchoStar Technologies Corporation. Previously he was the Senior Vice President of the Consumer Products Division of ECC. Mr. Dugan has been with EchoStar since 1990.

     James DeFranco. Mr. DeFranco, currently the Executive Vice President of EchoStar, has been a Vice President and a Director of EchoStar since its formation and, during the past five years, has held various executive officer positions with EchoStar's subsidiaries. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen's spouse, was a co-founder of EchoStar in 1980.

     Steven B. Schaver. Mr. Schaver was named President of EchoStar International Corporation in April 2000. Mr. Schaver also served as EchoStar's Chief Financial Officer from February 1996 through August 2000, and served as EchoStar's Chief Operating Officer from November 1996 until April 2000. From November 1993 to February 1996, Mr. Schaver was the Vice President of EchoStar's European and African operations.

     David K. Moskowitz. Mr. Moskowitz is the Senior Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. He was elected to EchoStar's Board of Directors during 1998. Mr. Moskowitz is responsible for all legal affairs and certain business functions for EchoStar and its subsidiaries.

     Soraya Hesabi-Cartwright. Ms. Hesabi-Cartwright was named Executive Vice President of DISH Network in April 2000. Ms. Hesabi-Cartwright served as Senior Vice President of Human Resources and Customer Service from November 1998 until April 2000. Ms. Hesabi-Cartwright joined EchoStar in 1994 as Director of Human Resources and was promoted to Vice President of Human Resources in 1996. During, 1996, Ms. Hesabi-Cartwright transferred to EchoStar's Customer Service Center as Vice President of Customer Service, where she served until her promotion in 1998.

     Mark W. Jackson. Mr. Jackson was named Senior Vice President of EchoStar Technologies Corporation in April 2000. Mr. Jackson served as Senior Vice President of Satellite Services from December 1997 until April 2000. From April 1993 until December 1997 Mr. Jackson served as Vice President, Engineering at EchoStar.

     Michael R. McDonnell. Mr. McDonnell joined EchoStar in August 2000 as Chief Financial Officer. Mr. McDonnell is responsible for all accounting and finance functions of the Company. Prior to joining EchoStar, Mr. McDonnell was a Partner with PricewaterhouseCoopers LLP, serving on engagements for companies in the technology and information communications industries.

     Michael Kelly. Mr. Kelly joined EchoStar in March 2000 as Senior Vice President of International Programming upon consummation of EchoStar's acquisition of Kelly Broadcasting Systems, Inc. From January 1991 until March 2000, Mr. Kelly served as President of Kelly Broadcasting Systems, Inc. where he was responsible for all components of the business, including operations, finance, and international and domestic business development.

         There are no family relationships among the executive officers and directors of EchoStar or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

ITEM 2. PROPERTIES

         The following table sets forth certain information concerning our material properties:

                                                                  SEGMENT(S) USING    APPROXIMATE    OWNED OR
DESCRIPTION/USE/LOCATION                                              PROPERTY       SQUARE FOOTAGE   LEASED
-------------------------------------------------                ------------------  --------------  --------

Corporate headquarters and customer service
   center, Littleton, Colorado .............................            All              156,000       Owned

EchoStar Technologies Corporation office and
   distribution center, Englewood, Colorado ................            ETC              155,000       Owned

EchoStar Technologies Corporation engineering                    ETC and Satellite
   offices, Englewood, Colorado ............................          Services            57,200       Owned

Digital broadcast operations center, Cheyenne,                    DISH Network and
   Wyoming .................................................     Satellite Services      144,000       Owned

                                                                  DISH Network and
Digital broadcast operations center, Gilbert, AZ ...........     Satellite Services      120,000       Owned

Customer service center, McKeesport, Pennsylvania ..........        DISH Network         100,000       Leased

Customer service center, El Paso, Texas ....................        DISH Network         100,000       Owned

Customer service center, Christiansburg, Virginia ..........        DISH Network         100,000       Leased

Customer service center, Thornton, Colorado ................        DISH Network          55,000       Owned

Customer service center, Bluefield, West Virginia ..........        DISH Network          51,000       Owned

Warehouse and distribution center, Denver, Colorado ........            ETC              132,800       Leased

Office and distribution center, Sacramento,
   California ..............................................            ETC               78,500       Owned

European headquarters and warehouse, Almelo, The
   Netherlands .............................................       ETC and Other          53,800       Owned

ITEM 3. LEGAL PROCEEDINGS

DirecTV

         During February 2000 we filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying our merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. We are seeking injunctive relief and monetary damages. On December 8, 2000, we submitted an Amended Complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on us. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, however, DirecTV filed a motion for summary judgment asking that the Court enter judgment in DirecTV's favor on certain of our claims. We have filed a motion asking the Court to allow us an opportunity to conduct discovery prior to having to substantively respond to DirecTV's motion. DirecTV's motion for summary judgment and our motion remain pending.

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

         During mid-1999, we initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set to begin on April 2, 2001. It is not possible to determine the outcome of arbitration or litigation regarding this fee dispute. We are vigorously contesting the attorneys' interpretation of the fee arrangement, which we believe significantly overstates the magnitude of our liability.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, and two of EchoStar's wholly-owned subsidiaries, EchoSphere Corporation and Dish, Ltd. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed.

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

         We filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied our Motion to Dismiss, which we appealed. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EDBS, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court of Appeals denied our appeal and the Alberta Court has asserted jurisdiction over all of the EchoStar defendants. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. We intend to vigorously defend the suit. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. We asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

         In February 1999, the networks filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled this lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

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

         In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring us to turn off network programming to certain of its customers. At that time, the networks also argued that our compliance procedures violate the Satellite Home Viewer Improvement Act. We opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied our request to present live testimony and evidence. The Court's original order required us to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates which would be physically impossible to comply with. The order imposes restrictions on our past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons we believe the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required us to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. We have appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending our appeal. At that time, the Eleventh Circuit also expedited its consideration of our appeal.

         During November 2000, we filed our appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of our appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of our appeal. The Networks have responded to our appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to our constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001, we filed our reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to our filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, we filed our supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike our supplemental brief or for an opportunity to reply to our supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking our supplemental reply and denying us an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for the week of April 23, 2001. We cannot predict when the Eleventh Circuit will rule on our appeal, but it could be as early as April 2001. Our appeal effort may not be successful and we may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Starsight

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. We are vigorously contesting the suit and have filed counterclaims challenging both the validity and enforceability of this patent.

         In December 2000, we filed suit against Gemstar - TV Guide International, Inc. (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission
(ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 which all relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. Pursuant to Federal law, the Atlanta case can be stayed pending the resolution of the ITC action. It is also possible the North Carolina action will be stayed while the ITC case proceeds. ITC actions typically proceed according to an expedited schedule. We expect the ITC action to go to trial by the end of 2001 or early in 2002. A final decision should be issued by the ITC by mid 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. We have examined these patents and believe they are not infringed by any of our products or services. We will vigorously contest the ITC and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is our understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. We intend to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that we infringe on any of the aforementioned patents we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain user friendly electronic programming guide and related features we currently offers to consumers. It is too early to make an assessment of the probable outcome of either suit.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against us in the United States District Court for the District of Delaware. The suit alleges infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. Three of the patents have expired. We are vigorously defending against the suit based, among other things, on non-infringement, invalidity and failure to provide notice of alleged infringement.

         In the event it is ultimately determined that we infringe on any of these patents we may be subject to substantial damages, and/or an injunction with respect to the two unexpired patents, that could require us to materially modify certain user friendly features we currently offer to consumers. It is too early to make an assessment of the probable outcome of either suit.

Retailer Class Actions

         We have been sued by retailers in three separate class actions. In two separate lawsuits, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain unilateral changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs are alleging breach of contract and breach of the covenant of good faith and fair dealing and are seeking declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. We intend to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class allegedly brought on behalf of sellers, installers, and servicers of equipment used to provide satellite, who contract with the us and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that (1) we charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) we manipulated the accounts of subscribers to deny payments to class members; and (3) we misrepresented to class members who owns certain equipment related to the provision of satellite television services. The plaintiff is requesting a permanent injunction and monetary damages. We intend to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Class A common stock is quoted on the Nasdaq Stock Market under the symbol "DISH." The sale prices reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions. The high and low closing sale prices of the Class A common stock during 1999 and 2000 on the Nasdaq Stock Market (as reported by Nasdaq) are set forth below. On each of July 19, 1999, October 25, 1999 and March 22, 2000, we completed a two-for-one split of our outstanding common stock. All references to share and per share amounts included below retroactively give effect to the stock splits competed in July 1999, October 1999 and March 2000.

1999                                     High       Low
----                                   --------- ---------

First Quarter ....................     $  10.203 $   5.750
Second Quarter ...................        19.773    10.063
Third Quarter ....................        24.250    14.188
Fourth Quarter ...................        48.750    22.484

2000
----

First Quarter ....................     $  79.000 $  40.719
Second Quarter ...................        74.188    31.188
Third Quarter ....................        53.422    31.625
Fourth Quarter ...................        54.125    22.750

         As of March 8, 2001, there were approximately 3,659 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of March 8, 2001, all 238,435,208 outstanding shares of our Class B common stock were held by Charles
W. Ergen, our Chief Executive Officer. There is currently no trading market for our Class B common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data as of and for each of the five years ended December 31, 2000 have been derived from, and are qualified by reference to our Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2000, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                          YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                     1996           1997           1998           1999           2000
                                                  -----------    -----------    -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA                              (IN THOUSANDS, EXCEPT SUBSCRIBERS AND PER SHARE DATA)
REVENUE:

  DISH Network ................................   $    60,132    $   344,250    $   683,032    $ 1,352,603    $ 2,352,237
  DTH equipment sales and integration
  services ....................................        78,062         91,637        256,193        184,041        259,830
  Satellite services ..........................         5,822         11,135         22,366         41,071         61,105
  Other .......................................        54,885         30,396         21,075         25,126         42,048
                                                  -----------    -----------    -----------    -----------    -----------
Total revenue .................................       198,901        477,418        982,666      1,602,841      2,715,220
COSTS AND EXPENSES:
  DISH Network operating expenses .............        42,456        193,274        395,411        732,675      1,265,445
  Cost of sales - DTH equipment and
    integration services ......................        76,384         61,992        173,388        148,427        194,963
  Cost of sales - other .......................        42,349         23,909         16,496         17,084         32,992
  Marketing expenses ..........................        51,520        179,923        320,521        727,061      1,158,640
  General and administrative ..................        52,123         69,315         97,105        150,397        250,425
  Non-cash, stock-based compensation ..........            --             --             --         61,060         51,465
  Depreciation and amortization ...............        43,414        173,276        102,636        113,228        185,356
                                                  -----------    -----------    -----------    -----------    -----------
Total costs and expenses ......................       308,246        701,689      1,105,557      1,949,932      3,139,286
                                                  -----------    -----------    -----------    -----------    -----------
Operating loss ................................      (109,345)      (224,271)      (122,891)      (347,091)      (424,066)
  Extraordinary charge for early
    retirement of debt, net of tax ............            --             --             --       (268,999)            --
                                                  ===========    ===========    ===========    ===========    ===========
Net loss ......................................   $  (100,986)   $  (312,825)   $  (260,882)   $  (792,847)      (621,211)
                                                  ===========    ===========    ===========    ===========    ===========
Net loss attributable to common shares ........   $  (102,190)   $  (321,267)   $  (296,097)   $  (800,100)      (622,357)
                                                  ===========    ===========    ===========    ===========    ===========
Weighted-average common shares outstanding ....       324,384        335,344        359,856        416,476        471,023
                                                  ===========    ===========    ===========    ===========    ===========
Basic and diluted loss per share(1) ...........   $     (0.32)   $     (0.96)   $     (0.82)   $     (1.92)   $     (1.32)
                                                  ===========    ===========    ===========    ===========    ===========


                                                                         AS OF DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                  1996          1997           1998           1999           2000
                                               -----------   -----------    -----------    -----------    -----------

BALANCE SHEETS DATA
  Cash, cash equivalents and
    marketable investment securities .......   $    58,038   $   420,514    $   324,100    $ 1,254,175    $ 1,464,175
  Cash reserved for satellite
    insurance ..............................            --            --             --             --         82,393
  Restricted cash and marketable
    investment securities ..................        79,291       187,762         77,657          3,000          3,000
  Total assets .............................     1,141,380     1,805,646      1,806,852      3,898,189      4,665,950
  Long-term obligations (less current
    portion):
    1994 Notes .............................       437,127       499,863        571,674          1,503             --
    1996 Notes .............................       386,165       438,512        497,955          1,097             --
    1997 Notes .............................            --       375,000        375,000             15             --
    9 1/4% Seven Year Notes ................            --            --             --        375,000        375,000
    9 3/8% Ten Year Notes ..................            --            --             --      1,625,000      1,625,000
    4 7/8% Convertible Notes ...............            --            --             --      1,000,000      1,000,000
    10 3/8% Seven Year Notes ...............            --            --             --             --      1,000,000
    Mortgages and other notes
      payable, net of current portion ......        51,428        51,846         43,450         27,990         14,812
  Series B Preferred Stock .................            --       199,164        226,038             --             --
  Total stockholders' equity (deficit) .....        61,197       (88,961)      (371,540)       (48,418)      (628,268)

                                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                      1996          1997          1998          1999          2000
                                                   ----------    ----------    ----------    ----------    ----------

OTHER DATA
 DISH Network subscribers ......................      350,000     1,040,000     1,940,000     3,410,000     5,260,000
 Average monthly revenue per subscriber ........   $    35.50    $    38.50    $    39.25    $    42.71    $    45.33

 EBITDA(2) .....................................      (65,931)      (50,995)      (20,255)     (172,953)     (187,245)
 Less amortization of subscriber
   acquisition costs ...........................      (16,073)     (121,735)      (18,869)           --            --
                                                   ----------    ----------    ----------    ----------    ----------
 EBITDA, as adjusted to exclude
   amortization of subscriber acquisition
   costs .......................................      (82,004)     (172,730)      (39,124)     (172,953)     (187,245)
 Net cash flows from:
   Operating activities ........................      (27,425)           43       (16,890)      (58,513)     (118,677)
   Investing activities ........................     (287,642)     (597,249)       (8,048)      (62,826)     (911,957)
   Financing activities ........................      332,544       703,182       (13,722)      920,091       982,153

----------

(1) The loss per share amounts for 1996 have been restated as required to comply with Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share." For further discussion of loss per share and the impact of FAS No. 128, see Note 2 to our Consolidated Financial Statements.

    The loss per share amount in 1999 of $(1.92) includes $(1.28) per share relating to basic and diluted loss per share before extraordinary charges and $(0.64) per share relating to the extraordinary charge for early retirement of debt, net of tax.

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

    EBITDA differs significantly from cash flows from operating activities reflected in the consolidated statement of cash flows. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash (vs. accrual) basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, EBITDA is derived from accrual basis income and is not reduced for cash invested in working capital. Consequently, EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining EBITDA and believe presentations of EBITDA may not be calculated consistently by different entities in the same or similar businesses. EBITDA is shown before and after amortization of subscriber acquisition costs, which were deferred through September 1997 and amortized over one year. EBITDA for 1999 and 2000 also excludes approximately $61 million and $51 million in non-cash, stock-based compensation expense resulting from significant post-grant appreciation of stock options granted to employees, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; delays in the construction of our seventh, eighth or ninth satellites; an unsuccessful deployment of future satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an inability to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; an increase in competition from cable as a result of digital cable or otherwise, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

         Revenue. Total revenue for the year ended December 31, 2000 was $2.715 billion, an increase of $1.112 billion compared to total revenue for the year ended December 31, 1999 of $1.603 billion. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase significantly as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $2.347 billion for the year ended December 31, 2000, an increase of $1.003 billion compared to the same period in 1999. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network added approximately 1.85 million net new subscribers for the year ended December 31, 2000, an increase of approximately 26% compared to approximately 1.47 million net subscriber additions during 1999. As of December 31, 2000, we had approximately 5.26 million DISH Network subscribers compared to approximately 3.4 million at December 31, 1999, an increase of 54%. The strong subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite, and positive momentum for the DISH Network. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, assuming the U.S. economy continues to grow at a slow pace, we expect to add approximately 1.5 to 2.0 million net new subscribers during 2001, and to obtain a majority of all net new DBS subscribers.

         Monthly average revenue per subscriber was approximately $45.33 during the year ended December 31, 2000 and approximately $42.71 during the same period in 1999. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, during May 2000, the increased availability of local channels by satellite together with the earlier successful introduction of our $39.99 per month America's Top 150 programming package. During August 2000, we announced a promotion offering consumers free premium movie channels. Under this promotion, all new subscribers who order either our America's Top 100 CD or America's Top 150 programming package and any or all of our four premium movie packages between August 1, 2000 and January 31, 2001, received those premium movie packages free for three months. This promotion had a negative impact on monthly average revenue per subscriber since premium movie package revenue from participating subscribers was deferred until the expiration of each participating subscriber's free service. While there can be no assurance, we expect our moderate historical increases in revenue per subscriber to continue during 2001 and expect to reach monthly average revenue per subscriber of approximately $50 by the end of December 2001.

         For the year ended December 31, 2000, DTH equipment sales and integration services totaled $260 million, an increase of $76 million compared to the same period during 1999. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

         A significant portion of DTH equipment sales and integration services revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         As previously reported, since 1998, Telefonica's Via Digital, one of the two DTH service providers described above, has had recurrent discussions and negotiations for a possible merger with Sogecable's Canal Satelite Digital, one of its primary competitors. While we are not currently aware of any formal negotiations between Via Digital and Canal Satelite Digital, there are again rumors of a potential merger in the marketplace. Although we have binding purchase orders from Via Digital for deliveries of DTH equipment in 2001, we cannot predict the impact, if any, eventual consummation of this possible merger might have on our future sales to Via Digital.

         Satellite services revenue totaled $61 million during the year ended December 31, 2000, an increase of $20 million as compared to the same period during 1999. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to the addition of new full-time BTV customers and additional sales of idle satellite capacity to occasional-use customers. As a greater percentage of our satellite capacity is utilized during 2001 for local network channels and other programming designed to drive consumer subscriber acquisitions, satellite services revenues may decline.

         In order, among other things, to commence compliance with the injunction issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we have terminated the delivery of distant network channels to certain of our subscribers. Additionally, the FCC recently issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base. In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $1.265 billion during the year ended December 31, 2000, an increase of $532 million or 73% compared to the same period in 1999. DISH Network operating expenses represented 54% and 55% of subscription television services revenue during the years ended December 31, 2000 and 1999, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. While there can be no assurance, we expect that our efforts to control costs and create operating efficiencies will result in a moderate decrease in operating expenses as a percentage of subscription television services revenue during 2001.

         Subscriber-related expenses totaled $970 million during the year ended December 31, 2000, an increase of $395 million compared to the same period in 1999. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 41% and 43% of subscription television services revenues during the years ended December 31, 2000 and 1999, respectively. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $251 million during the year ended December 31, 2000, an increase of $134 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 11% of subscription television services revenue during the year ended December 31, 2000, as compared to 9% during the same period in 1999. The increase in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia, our sixth customer service center in West Virginia, and the continued build-out of our installation offices nationwide. These expenses in total, and as a percentage of subscription television services revenue, may continue to increase in future periods as we continue to develop and expand our customer service centers and installation business to provide additional customer support and help us better accommodate anticipated subscriber growth, resulting in long term efficiency improvements. We continue to work to automate simple phone responses, and intend to increase internet based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $44 million during the year ended December 31, 2000, a $3 million increase compared to the same period in 1999. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses totaled 2% and 3% of subscription television services revenue during the years ended December 31, 2000 and 1999, respectively. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service, but do not expect these expenses to increase as a percentage of subscription television services revenue.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $195 million during the year ended December 31, 2000, an increase of $47 million compared to the same period in 1999. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 75% and 81% of DTH equipment revenue, during the years ended December 31, 2000 and 1999, respectively. The higher margin was principally attributable to a $16.6 million loss provision recorded during 1999 primarily for component parts and purchase commitments related to our first generation model 7100 set-top boxes, for which production was suspended in favor of our second generation model 7200 set-top boxes.

         Marketing Expenses. We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $1.159 billion during the year ended December 31, 2000, an increase of $432 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies - promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $139 million and $65 million during the years ended December 31, 2000 and 1999, respectively.

         During the year ended December 31, 2000, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), Digital Dynamite Plan, cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         Under the DISH Network One-Rate Plan, consumers were eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must have made a one-year commitment to subscribe to our America's Top 150 programming or our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). This promotion expired on January 31, 2001.

         Under our bounty programs, current cable customers were eligible to receive a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must have made a one-year commitment to subscribe to either our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming) or our America's Top 150 programming package and prove that they are a current cable customer. This promotion expired on January 31, 2001.

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment.

         During February 2001, we announced our Free Now promotion offering all new subscribers a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must provide a valid major credit card and make a one-year commitment to subscribe to either our America's Top 150 programming package or our America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month. Although subscriber acquisition costs are materially higher under this plan compared to historical promotions, customers under this plan generally are expected to produce materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the Free Now promotion, we intend to continue it through at least March 2001.

         Under our free installation program all customers who purchase an EchoStar receiver system from January 2000 through April 2000, from May 24, 2000 to July 31, 2000 and from September 15, 2000 to March 31, 2001, are eligible to receive a free professional installation. The free installation program was responsible, in part, for the strong subscriber growth during the first half of 2000.

         We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - promotional DTH equipment, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the year ended December 31, 2000, our subscriber acquisition costs totaled approximately $1.155 billion, or approximately $452 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Dynamite Plan are not included in our calculation of these subscriber acquisition costs. Comparatively, our subscriber acquisition costs during the year ended December 31, 1999 totaled $729 million, or approximately $385 per new subscriber activation. The increase in our subscriber acquisition expenses, on a per new subscriber activation basis, principally resulted from the impact of several marketing promotions to acquire new subscribers, including most significantly our free installation offer which was reinstated during September 2000. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2001 will remain in a range consistent with our 2000 average of approximately $452 per new subscriber activation.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our Free Now program, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $250 million during the year ended December 31, 2000, an increase of $100 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during the years ended December 31, 2000 and 1999. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the years ended December 31, 2000 and 1999 we recognized $51 million and $61 million, respectively, under this performance-based plan.

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

                                                        DECEMBER 31,
                                                      1999      2000
                                                     -------   -------

Customer service center and other ................   $ 4,328   $ 1,744
Satellite and transmission .......................     2,308     3,061
General and administrative .......................    54,424    46,660
                                                     -------   -------
   Total non-cash, stock-based compensation ......   $61,060   $51,465
                                                     =======   =======

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $971 million during the year ended December 31, 2000, an increase of 75% compared to the same period in 1999. Our pre-marketing cash flow as a percentage of total revenue was 36% in 2000 compared to 35% in 1999. We believe that pre-marketing cash flow can be a useful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect that pre-marketing cash flow as a percentage of total revenue will continue to improve, and will approach 40% during 2001.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $187 million during the year ended December 31, 2000 compared to negative $173 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in DISH Network marketing expenses primarily resulting from increased subscriber additions. Our calculation of EBITDA for the years ended December 31, 2000 and 1999 does not include approximately $51 million and $61 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. While there can be no assurance, we expect to achieve positive EBITDA for the year ended December 31, 2001. As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $185 million during the year ended December 31, 2000, a $72 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and EchoStar VI in October 2000 and other depreciable assets placed in service during 2000 and late 1999.

         Other Income and Expense. Other expense, net, totaled $197 million during the year ended December 31, 2000, an increase of $20 million compared to the same period in 1999. This increase resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes due 2007 in September 2000. This increase in interest expense was partially offset by an increase in interest income.

Year Ended December 31, 1999 compared to the year ended December 31, 1998

         Revenue. Total revenue for the year ended December 31, 1999 was $1.603 billion, an increase of $620 million compared to total revenue for the year ended December 31, 1998 of $983 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $1.344 billion for the year ended December 31, 1999, an increase of $675 million compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the year ended December 31, 1999 increased approximately 85% compared to the same period in 1998. As of December 31, 1999, we had approximately 3.4 million DISH Network subscribers compared to 1.9 million at December 31, 1998. Monthly revenue per subscriber was approximately $42.71 during the year ended December 31, 1999 and approximated $39.25 during the same period during 1998. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services.

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

         DISH Network Operating Expenses. DISH Network operating expenses totaled $733 million during 1999, an increase of $338 million or 85%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 55% and 59% of subscription television services revenue during the years ended December 31, 1999 and 1998, respectively.

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

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $117 million during 1999, an increase of $45 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH

Network. Customer service center and other expenses totaled 9% of subscription television services revenue during 1999, as compared to 11% during the same period in 1998.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $41 million during 1999, a $15 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses totaled 3% and 4% of subscription television services revenue during the year ended December 31, 1999 and 1998, respectively.

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

         Marketing Expenses. Marketing expenses totaled $727 million during 1999, an increase of $406 million compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies - promotional
DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $65 million and $48 million during the years ended December 31, 1999 and 1998, respectively.

         During 1999, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled approximately $729 million, or approximately $385 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $317 million, or approximately $285 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

         General and Administrative Expenses. General and administrative expenses totaled $150 million during 1999, an increase of $53 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue increased to 9% during the year ended December 31, 1999 compared to 10% during the same period in 1998.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year period. Accordingly, during the year ended December 31, 1999 we recognized $61 million under this performance-based plan.

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $554 million during the year ended December 31, 1999, an increase of 85% compared to the same period in 1998. Our pre-marketing cash flow as a percentage of total revenue was 35% in 1999 compared to 31% in 1998. We believe that pre-marketing cash flow can be a useful measure of operating efficiency for companies in the DBS industry.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $173 million during the year ended December 31, 1999 compared to negative $20 million during the same period in 1998. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $173 million for the year ended December 31, 1999 compared to negative $39 million for the same period in 1998. This decline in EBITDA principally resulted from an increase in DISH Network operating and marketing expenses. Our calculation of EBITDA for the year ended December 31, 1999 does not include approximately $61 million of non-cash compensation expense resulting from post-grant appreciation of stock options granted to employees.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

         Other Income and Expense. Other expense, net totaled $177 million during 1999, an increase of $39 million compared to the same period in 1998. This increase resulted from an increase in interest expense. In January 1999, we refinanced our outstanding 12 1/2% Senior Secured Notes due 2002 issued in June 1997, our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996 at more favorable interest rates and terms. In connection with the refinancing, we consummated an offering of 9 1/4% Senior Notes due 2006 and 9 3/8% Senior Notes due 2009, referred to herein as the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes. Although the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes have lower interest rates than the debt securities we repurchased, interest expense increased by approximately $34 million because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

         Extraordinary Charge for Early Retirement of Debt. In connection with the January 1999 refinancing, we recognized an extraordinary loss of $269 million comprised of debt costs, discounts, tender costs, and premiums paid over the accreted values of the debt retired.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

         Since inception, we have financed the development of our EchoStar DBS system and the related commercial introduction of the DISH Network service primarily through the sale of equity and debt securities and cash from operations. From May 1994 through December 31, 2000, we have raised total gross cash proceeds of approximately $249 million from the sale of our equity securities and as of December 31, 2000, we had approximately $4.0 billion of outstanding long-term debt (including current portion).

         On September 25, 2000, our wholly-owned subsidiary, EchoStar Broadband Corporation, sold $1 billion principal amount of 10 3/8% Senior Notes due 2007. The proceeds of these notes will be used primarily by our subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes.

         As of December 31, 2000, our unrestricted cash, cash equivalents and marketable investment securities totaled $1.464 billion compared to $1.254 billion as of December 31, 1999. For the years ended December 31, 2000, 1999 and 1998, we reported net cash flows from operating activities of negative $119 million, negative $59 million and negative $17 million, respectively. The increase in net cash flow used in operating activities reflects, among other things, the significant increase in subscriber acquisition costs associated with our rapid subscriber growth and our "free installation" promotion.

         We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon our ability to continue to expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our ETC and Satellite Services businesses. There can be no assurance that we will be successful in achieving our goals. The amount of capital required to fund our 2001 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of a general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

Subscriber Turnover

         Our churn for the year ended December 31, 2000 was consistent with our churn for the same period in 1999. We believe that our percentage churn continues to be lower than satellite and cable industry averages. While we have successfully managed churn within a narrow range historically, our maturing subscriber base, a slowing economy, the effects of rapid growth, bounty programs offered by competitors and other factors could cause future increases in churn. Further, impacts from our litigation with the networks in Miami, new FCC rules governing the delivery of superstations and other factors, could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in increased churn. While there can be no assurance, notwithstanding the issues discussed above we have and expect to be able to continue to manage churn below industry averages during 2001.

Subscriber Acquisition Costs

         As previously described, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were $452 per new subscriber activation during the year ended December 31, 2000. Since we retain ownership of the equipment amounts capitalized under our Digital Dynamite Plan are not included in our calculation of these subscriber acquisition costs. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2001 will remain in a range consistent with our 2000 average of approximately $452 per new subscriber activation. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we continue or expand our Free Now promotion, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

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

Digital Dynamite

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment. Our Digital Dynamite promotion allows us to capitalize and depreciate over 4 years equipment costs that would otherwise be expensed at the time of sale, but also results in increased capital expenditures. Capital expenditures under our Digital Dynamite promotion totaled approximately $65.4 million for the year ended December 31, 2000.

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

Intellectual Property

         Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we would be required to cease developing or marketing those products, to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. Certain of these parties have filed suit against us, including Starsight, Superguide, and IPPV Enterprises, as previously described. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

Obligations and Future Capital Requirements

         Semi-annual cash debt service of approximately $94 million related to our 9 1/4% Senior Notes due 2006 (Seven Year Notes) and our 9 3/8% Senior Notes due 2009 (Ten Year Notes), is payable in arrears on February 1 and August 1 each year. Semi-annual cash debt service requirements of approximately $24 million related to our 4 7/8% Convertible Subordinated Notes due 2007 is payable in arrears on January 1 and July 1 of each year, commencing July 1, 2000. Semi-annual cash debt service of approximately $52 million related to our 10 3/8% Senior Notes due 2007 is payable in arrears on April 1 and October 1 of each year, commencing April 1, 2001. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes.

         The indentures related to our 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and our 9 3/8% Senior Notes due 2009 (the "Ten Year Notes") (collectively, the "Seven and Ten Year Notes Indentures") contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own. Insurance coverage is therefore required for at least three of our six satellites currently in orbit. We have procured normal and customary launch insurance for EchoStar VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. We are currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. During 2000, to satisfy insurance covenants related to the outstanding EchoStar DBS senior notes, we reclassified the depreciated cost of two of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of December 31, 2000, cash reserved for satellite insurance totaled approximately $82 million. The reclassifications will continue until such time, if ever, as the insurers are again willing to insure our satellites on commercially reasonable terms.

         We utilized $91 million of satellite vendor financing for our first four satellites. As of December 31, 2000, approximately $25 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. Those in orbit payments are contingent on the continued health of the satellite.

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

         During 2001, we anticipate total capital expenditures of between $600-$900 million depending upon the strength of the economy and other factors. We expect approximately 40% of that amount to be utilized for satellite construction and approximately 60% for EchoStar receiver systems in connection with our Digital Dynamite Plan and for general corporate expansion. Our anticipated capital expenditures related to the Digital Dynamite promotion may materially increase to the extent this promotion is successful and to the extent that we continue or expand our Digital Dynamite promotion.

         In addition to our DBS business plan, we have licenses, or applications pending with the FCC, for a two satellite FSS Ku-band satellite system, a two satellite FSS Ka-band satellite system, and a proposed modification thereof and a 6-satellite Low Earth Orbit Mobile system. We will need to raise additional capital to fully construct these satellites. During February 2000, we announced agreements for the construction and delivery of three new satellites. Two of these satellites, EchoStar VII and EchoStar VIII, will be advanced, high-powered DBS satellites. The third satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite.

         During November 2000, one of our wholly owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 W.L. orbital slot. Together with VisionStar we have requested FCC approval to acquire control over VisionStar by increasing our ownership of VisionStar to 90%, for a purchase price of approximately $2.8 million. We have also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expect to provide additional funding to VisionStar in the future. We are not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. We currently expect to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expect that we may spend approximately $79.5 million during 2001 for that purpose subject to, among other things, FCC action. In the future we may fund construction, launch and insurance of the satellite through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources.

         We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances, and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent, among other things, upon our ability to retain existing DISH Network subscribers, our ability to manage the growth of our subscriber base, and our ability to grow our ETC and Satellite Services businesses. During 2000, subscriber growth was strong. To the extent future subscriber growth exceeds our expectations, it may be necessary for us to raise additional capital to fund increased working capital requirements. There may be a number of other factors, some of which are beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. If cash generated from our operations is not sufficient to meet our debt service requirements or other obligations, we would be required to obtain cash from other financing sources. If we were required to raise capital today a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that such financing would be available on terms acceptable to us, or if available, that the proceeds of such financing would be sufficient to enable us to meet all of our obligations.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, "Views on Selected Revenue Recognition Issues." SAB 101 provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. The provisions of SAB 101 and certain related EITF consensuses were required to be adopted in the quarter ended December 31, 2000 retroactive to January 1, 2000, with any cumulative effect as of January 1, 2000 reported as the cumulative effect of a change in accounting principle. Our adoption of SAB 101 resulted in no recognition of a cumulative effect of a change in accounting principle.

SEASONALITY

         Our revenues vary throughout the year. As is typical in the subscription television service industry, our first half of the year generally produces lower new subscriber revenues than the second half of the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of December 31, 2000, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of $1.464 billion. Of that amount, a total of $1.374 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At December 31, 2000, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. During 1999 and 2000, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of the portfolio, or on our income derived from this portfolio.

         We also invest in debt and equity of public and private companies for strategic business purposes. We had strategic debt and equity investments totaling approximately $3.9 million at December 31, 1999. As of December 31, 2000, we held strategic debt and equity investments with a fair value of approximately $90 million. We acquired stock in one of those companies, OpenTV, in connection with establishment of a strategic relationship which did not involve the investment of cash by us. None of these investments accounted for more than 40% of the total fair value of the portfolio. We may make additional strategic investments in other debt and equity securities in the future.

         The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $2 million. The fair value of our strategic debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 30% adverse change in the price of our public strategic debt and equity investments would result in approximately a $9 million decrease in the fair value of that portfolio.

         In addition to the $1.464 billion, we have made strategic equity investments in Wildblue Communications, StarBand Communications, VisionStar, Inc. and Replay TV totaling approximately $110 million. The securities of these companies are not publicly traded. StarBand recently announced that it was canceling its planned initial public stock offering. Our ability to create realizable value for our strategic investments in companies that are not public is dependent on the success of their business plans. Among other things, there is relatively greater risk that those companies may not be able to raise sufficient capital to fully finance their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will be able to obtain full value for them.

         We currently have accumulated net unrealized losses on certain of our investments as disclosed on our accompanying balance sheets. There can be no assurance that the accumulated net unrealized losses will not increase or that some or all of these losses will not have to be recorded as charges to earnings in future periods. We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

         As of December 31, 2000, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $3.7 billion using quoted market prices where available, or discounted cash flow analyses. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $196 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to the identity and business experience of our directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2001, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 21 of this report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2001, under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2001, under the captions "Election of Directors" and "Equity Security Ownership," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2001, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

       (1) Financial Statements                                                                                PAGE
                                                                                                               ----

           Report of Independent Public Accountants..........................................................   F-2
           Consolidated Balance Sheets at December 31, 1999 and 2000.........................................   F-3
           Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31,
              1998, 1999 and 2000............................................................................   F-4
           Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
              1998, 1999 and 2000............................................................................   F-5
           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000........   F-6
           Notes to Consolidated Financial Statements........................................................   F-7

       (2) Financial Statement Schedules

           None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

       (3)        Exhibits


       3.1(a)*    Amended Restated Articles of Incorporation of EchoStar.

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

       4.1* Warrant Agreement between EchoStar and First Trust, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.2* Security Agreement in favor of First Trust, as trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.3* Escrow and Disbursement Agreement between Dish and First Trust (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.4* Pledge Agreement in favor of First Trust, as trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.5* Intercreditor Agreement among First Trust, Continental Bank, N.A. and Martin Marietta Corporation ("Martin Marietta") (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.6* Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       4.7* 6 3/4% Series C Cumulative Convertible Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

       4.8(a)* Form of Underwriting Agreement for 6 3/4% Series C Cumulative Convertible Preferred Stock by and between EchoStar, DLJ and Lehman Brothers (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.8(b)* Form of Underwriting Agreement for Class A Common Stock by and between EchoStar, DLJ, BT Alex. Brown Incorporated and Unterberg Harris (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.9* Indenture of Trust, relating to DBS Corp.'s 9 1/4% Senior Notes due 2006 ("Seven Year Notes"), dated as of January 25, 1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank Trust National Association ("U.S. Bank"), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

       4.10* Indenture of Trust, relating to DBS Corp.'s 9 3/8% Senior Notes due 2009 ("Ten Year Notes"), dated as of January 25, 1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank, as trustee (incorporated by reference to Exhibit
                  4.3 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

       4.11* Registration Rights Agreement, relating to the Seven Year Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

       4.12* Registration Rights Agreement, relating to the Ten Year Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

       4.13* Indenture, dated as of December 8, 1999, between EchoStar Communications Corporation and U.S. Bank Trust National Association, as trustee, including the form of 4 7/8 % Convertible Subordinated Note Due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

       4.14* Registration Rights Agreement, relating to the 4 7/8 % Convertible Subordinated Notes Due 2007, dated as of December 8, 1999, by and among EchoStar Communications Corporation and the initial purchasers (incorporated by reference to Exhibit
                  4.2 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

       4.15* Indenture dated as of September 25, 2000, between EchoStar Broadband Corporation and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit
                  4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

       4.16* Registration Rights Agreement dated as of September 25, 2000, by and among EchoStar Broadband Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Banc of America Securities LLC, Credit Suisse First Boston Corporation and ING Barings LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

      10.1* Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450)**

      10.2* Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit
                  10.8 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       10.3* Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

       10.4*      Dish 1994 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.11 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).**

       10.5* Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

       10.6* Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to
                  Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File No. 33-81234).

       10.7* Statement of Work, dated January 31, 1995 from ESC to DiviCom, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       10.8* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276)**

       10.9* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

       10.10* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of EchoStar, Registration No. 333-03584).

       10.11* Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit
                  10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

       10.12* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting Corporation, a Delaware corporation ("DBSC") and Martin Marrieta Corporation (incorporated by reference to Exhibit
                  10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.13* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.14* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.15* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.16* Purchase Agreement, dated November 30, 1998, by and among American Sky Broadcasting, LLC ("ASkyB"), The News Corporation Limited ("News Corporation"), MCI Telecommunications Corporation and EchoStar (incorporated by reference to Exhibit
                  10.1 to the Current Report on Form 8-K filed by EchoStar on December 1, 1998, Commission File No. 0-26176).

       10.17* Voting Agreement, dated November 30, 1998, among EchoStar, AskyB, News Corporation and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of December 1, 1998).

       10.18* Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

       10.19* First Amendment, dated June 23, 1999, to the Purchase Agreement dated November 30, 1998, by and among American Sky Broadcasting, LLC, The News Corporation Limited, MCI Telecommunications Corporation, and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

       10.20* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI Telecommunications Corporation, American Sky Broadcasting, LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

       10.21* Satellite Construction Contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

       10.22* Satellite Construction Contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

       10.23* Satellite Construction Contract dated as of February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

       10.24* Agreement dated as of February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation (incorporated by reference to Exhibit
                  10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

       21+        Subsidiaries of EchoStar Communications Corporation.

       24.1+ Powers of Attorney authorizing signature of O. Nolan Daines and Raymond L. Friedlob.

----------

*        Incorporated by reference.

**       Constitutes a management contract or compensatory plan or arrangement.

+        Filed herewith.


   (b)   Reports on Form 8-K

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

                          ECHOSTAR COMMUNICATIONS CORPORATION

                          By:  /s/ Michael R. McDonnell
                              -------------------------------------------------
                               Michael R. McDonnell
                               Senior Vice President and Chief Financial Officer

Date: March 12, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

Signature                             Title                                                 Date
---------                             -----                                                 ----


/s/ Charles W. Ergen                  Chief Executive Officer and Director                  March 12, 2001
---------------------------------     (Principal Executive Officer)
Charles W. Ergen


/s/ Michael R. McDonnell              Senior Vice President and Chief Financial Officer     March 12, 2001
---------------------------------     (Principal Financial Officer)
Michael R. McDonnell


/s/ James DeFranco                    Director                                              March 12, 2001
---------------------------------
James DeFranco


/s/ David K. Moskowitz                Director                                              March 12, 2001
---------------------------------
David K. Moskowitz


 *                                    Director                                              March 12, 2001
---------------------------------
Raymond L. Friedlob


 *                                    Director                                              March 12, 2001
---------------------------------
O. Nolan Daines



 * By: /s/ David K. Moskowitz
       -------------------------------
           David K. Moskowitz
           Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               PAGE
                                                                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants..................................................................   F-2
   Consolidated Balance Sheets at December 31, 1999 and 2000.................................................   F-3
   Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1998,
      1999 and 2000..........................................................................................   F-4
   Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 1998, 1999
      and 2000...............................................................................................   F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000................   F-6
   Notes to Consolidated Financial Statements................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To EchoStar Communications Corporation:

         We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation (a Nevada corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP





Denver, Colorado,
March 6, 2001.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                                     DECEMBER 31,
                                                                                          ------------------------------------
                                                                                               1999                 2000
                                                                                          ---------------      ---------------
ASSETS
Current Assets:
   Cash and cash equivalents ........................................................     $       905,299      $       856,818
   Marketable investment securities .................................................             348,876              607,357
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $13,109 and $31,241, respectively ..............................................             159,685              278,614
   Insurance receivable .............................................................             106,000              106,000
   Inventories ......................................................................             123,630              161,161
   Other current assets .............................................................              40,205               50,827
                                                                                          ---------------      ---------------
Total current assets ................................................................           1,683,695            2,060,777
Restricted cash and marketable investment securities ................................               3,000                3,000
Cash reserved for satellite insurance (Note 3) ......................................                  --               82,393
Property and equipment, net .........................................................           1,339,939            1,511,303
FCC authorizations, net .............................................................             722,402              709,984
Other noncurrent assets .............................................................             149,153              298,493
                                                                                          ---------------      ---------------
     Total assets ...................................................................     $     3,898,189      $     4,665,950
                                                                                          ===============      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

   Trade accounts payable ...........................................................     $       194,046      $       226,568
   Deferred revenue .................................................................             181,531              283,895
   Accrued expenses .................................................................             499,265              691,482
   Current portion of long-term debt ................................................              22,067               21,132
                                                                                          ---------------      ---------------
Total current liabilities ...........................................................             896,909            1,223,077

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes ..........................................................             375,000              375,000
   9 3/8% Ten Year Notes ............................................................           1,625,000            1,625,000
   4 7/8%  Convertible Notes ........................................................           1,000,000            1,000,000
   10 3/8% Seven Year Notes .........................................................                  --            1,000,000
   1994 Notes, 1996 Notes, 1997 Notes, mortgages and other notes payable, net
     of current portion .............................................................              30,605               14,812
   Long-term deferred distribution and carriage revenue and other long-term
     liabilities ....................................................................              19,093               56,329
                                                                                          ---------------      ---------------
Total long-term obligations, net of current portion .................................           3,049,698            4,071,141
                                                                                          ---------------      ---------------
     Total liabilities ..............................................................           3,946,607            5,294,218

Commitments and Contingencies (Note 9)

Stockholders' Deficit:
   6 3/4% Series C Cumulative Convertible Preferred Stock, 908,665 and 218,951
    shares issued and outstanding, respectively .....................................              45,434               10,948
   Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized,
    220,087,230 and 235,749,557 shares issued and outstanding, respectively .........               2,200                2,357
   Class B Common Stock, $.01 par value, 800,000,000 shares authorized,
     238,435,208 shares issued and outstanding ......................................               2,384                2,384
   Class C Common Stock, $.01 par value, 800,000,000 shares authorized,
    none outstanding ................................................................                  --                   --
   Additional paid-in capital .......................................................           1,622,538            1,700,367
   Deferred stock-based compensation ................................................            (117,780)             (58,193)
   Accumulated other comprehensive loss .............................................                  --              (60,580)
   Accumulated deficit ..............................................................          (1,603,194)          (2,225,551)
                                                                                          ---------------      ---------------
Total stockholders' deficit .........................................................             (48,418)            (628,268)
                                                                                          ---------------      ---------------
     Total liabilities and stockholders' deficit ....................................     $     3,898,189      $     4,665,950
                                                                                          ===============      ===============


          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------------------
                                                                              1998                 1999                 2000
                                                                         ---------------      ---------------      ---------------
REVENUE:
   DISH Network:
     Subscription television services ..............................     $       669,310      $     1,344,136      $     2,346,700
     Other .........................................................              13,722                8,467                5,537
                                                                         ---------------      ---------------      ---------------
   Total DISH Network ..............................................             683,032            1,352,603            2,352,237
   DTH equipment sales and integration services ....................             256,193              184,041              259,830
   Satellite services ..............................................              22,366               41,071               61,105
   Other ...........................................................              21,075               25,126               42,048
                                                                         ---------------      ---------------      ---------------
Total revenue ......................................................             982,666            1,602,841            2,715,220

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ...................................             296,923              574,828              970,374
     Customer service center and other .............................              72,496              117,249              250,704
     Satellite and transmission ....................................              25,992               40,598               44,367
                                                                         ---------------      ---------------      ---------------
   Total DISH Network operating expenses ...........................             395,411              732,675            1,265,445
   Cost of sales - DTH equipment and integration services ..........             173,388              148,427              194,963
   Cost of sales - other ...........................................              16,496               17,084               32,992
   Marketing:
     Subscriber promotion subsidies - promotional DTH
       equipment ...................................................             243,425              478,122              747,020
     Subscriber promotion subsidies - other ........................              29,098              184,238              273,080
     Advertising and other .........................................              47,998               64,701              138,540
                                                                         ---------------      ---------------      ---------------
   Total marketing expenses ........................................             320,521              727,061            1,158,640
   General and administrative ......................................              97,105              150,397              250,425
   Non-cash, stock-based compensation ..............................                  --               61,060               51,465
   Amortization of subscriber acquisition costs ....................              18,869                   --                   --
   Depreciation and amortization ...................................              83,767              113,228              185,356
                                                                         ---------------      ---------------      ---------------
Total costs and expenses ...........................................           1,105,557            1,949,932            3,139,286
                                                                         ---------------      ---------------      ---------------

Operating loss .....................................................            (122,891)            (347,091)            (424,066)

Other Income (Expense):
   Interest income .................................................              30,286               26,179               79,733
   Interest expense, net of amounts capitalized ....................            (167,529)            (201,613)            (267,990)
   Other ...........................................................                (704)              (1,169)              (8,333)
                                                                         ---------------      ---------------      ---------------
Total other income (expense) .......................................            (137,947)            (176,603)            (196,590)
                                                                         ---------------      ---------------      ---------------

Loss before income taxes ...........................................            (260,838)            (523,694)            (620,656)
Income tax provision, net ..........................................                 (44)                (154)                (555)
                                                                         ---------------      ---------------      ---------------
Loss before extraordinary charges ..................................            (260,882)            (523,848)            (621,211)
Extraordinary charge for early retirement of debt, net of tax ......                  --             (268,999)                  --
                                                                         ---------------      ---------------      ---------------
Net loss ...........................................................     $      (260,882)     $      (792,847)     $      (621,211)
                                                                         ===============      ===============      ===============

Change in unrealized gain (loss) on available-for-sale
   securities, net of tax ..........................................                  19                   --              (60,580)
                                                                         ---------------      ---------------      ---------------
Comprehensive loss .................................................     $      (260,863)     $      (792,847)     $      (681,791)
                                                                         ===============      ===============      ===============



Net loss attributable to common shareholders (Note 2) ..............     $      (296,097)     $      (800,100)     $      (622,357)
                                                                         ===============      ===============      ===============

Weighted-average common shares outstanding .........................             359,856              416,476              471,023
                                                                         ===============      ===============      ===============

Basic and diluted loss per common share ............................     $         (0.82)     $         (1.92)     $         (1.32)
                                                                         ===============      ===============      ===============


          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    (In thousands, except per share amounts)





                                                           COMMON STOCK           SERIES A       SERIES C
                                                     -------------------------    PREFERRED      PREFERRED
                                                       SHARES          AMT.         STOCK          STOCK
                                                     -----------   -----------   -----------    -----------

Balance, December 31, 1997 .......................       358,480   $     3,585   $    19,603    $   101,529
   Series A Preferred Stock dividends (at
     $0.75 per share) ............................            --            --         1,204             --
   Series B Preferred Stock dividends payable
     in-kind .....................................            --            --            --             --
   Accretion of Series C Preferred Stock .........            --            --            --          7,137
   Issuance of Class A Common Stock:
     Exercise of stock options ...................         1,568            16            --             --
     Employee benefits ...........................           800             8            --             --
     Employee Stock Purchase Plan ................           128            --            --             --
   Unrealized holding gains on
     available-for-sale securities, net ..........            --            --            --             --
   Net loss ......................................            --            --            --             --
                                                     -----------   -----------   -----------    -----------
Balance, December 31, 1998 .......................       360,976         3,609        20,807        108,666
   Series A Preferred Stock dividends (at
     $0.75 per share) ............................            --            --           124             --
   Retirement of Series A Preferred Stock ........            --            --       (20,931)            --
   Series B Preferred Stock dividends payable
     in-kind .....................................            --            --            --             --
   Accretion of Series C Preferred Stock .........            --            --            --          6,335
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ............            --            --            --             --
   Conversion of Series C Preferred Stock ........        22,832           228            --        (69,567)
   Proceeds from Series C Preferred Stock
     deposit account .............................            46            --            --             --
   Issuance of Class A Common Stock:
     Acquisition of Media4 .......................         1,376            14            --             --
     News Corporation and MCI transaction ........        68,824           688            --             --
     Exercise of stock options ...................         3,868            39            --             --
     Employee benefits ...........................           556             6            --             --
     Employee Stock Purchase Plan ................            44            --            --             --
   Deferred stock-based compensation .............            --            --            --             --
   Deferred stock-based compensation
     recognized ..................................            --            --            --             --
   Net loss ......................................            --            --            --             --
                                                     -----------   -----------   -----------    -----------
Balance, December 31, 1999 .......................       458,522         4,584            --         45,434
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ............            --            --            --             --
   Conversion of Series C Preferred Stock ........        11,320           113            --        (34,486)
   Issuance of Class A Common Stock:
     Acquisition of Kelly Broadcasting Systems ...           510             5            --             --
     Exercise of stock options ...................         3,593            36            --             --
     Employee benefits ...........................           182             2            --             --
     Employee Stock Purchase Plan ................            58             1            --             --
   Forfeitures of deferred non-cash,
     stock-based compensation ....................            --            --            --             --
   Deferred stock-based compensation
     recognized ..................................            --            --            --             --
   Unrealized holding gains on
     available-for-sale securities, net ..........            --            --            --             --
   Net loss ......................................            --            --            --             --
                                                     -----------   -----------   -----------    -----------
Balance, December 31, 2000 .......................       474,185   $     4,741   $        --    $    10,948
                                                     ===========   ===========   ===========    ===========




                                                       DEFERRED                     ACCUMULATED
                                                        STOCK-                      DEFICIT AND
                                                         BASED        ADDITIONAL     UNREALIZED
                                                        COMPEN-        PAID-IN     HOLDING GAINS
                                                        SATION         CAPITAL        (LOSSES)        TOTAL
                                                      -----------    -----------   -------------   -----------

Balance, December 31, 1997 .......................    $        --    $   223,337    $  (437,015)   $   (88,961)
   Series A Preferred Stock dividends (at
     $0.75 per share) ............................             --             --         (1,204)            --
   Series B Preferred Stock dividends payable
     in-kind .....................................             --             --        (26,874)       (26,874)
   Accretion of Series C Preferred Stock .........             --             --         (7,137)            --
   Issuance of Class A Common Stock:
     Exercise of stock options ...................             --          2,480             --          2,496
     Employee benefits ...........................             --          2,283             --          2,291
     Employee Stock Purchase Plan ................             --            371             --            371
   Unrealized holding gains on
     available-for-sale securities, net ..........             --             --             19             19
   Net loss ......................................             --             --       (260,882)      (260,882)
                                                      -----------    -----------    -----------    -----------
Balance, December 31, 1998 .......................             --        228,471       (733,093)      (371,540)
   Series A Preferred Stock dividends (at
     $0.75 per share) ............................             --             --           (124)            --
   Retirement of Series A Preferred Stock ........             --             --        (70,003)       (90,934)
   Series B Preferred Stock dividends payable
     in-kind .....................................             --             --           (241)          (241)
   Accretion of Series C Preferred Stock .........             --             --         (6,335)            --
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ............             --             --           (553)          (553)
   Conversion of Series C Preferred Stock ........             --         69,339             --             --
   Proceeds from Series C Preferred Stock
     deposit account .............................             --            953              2            955
   Issuance of Class A Common Stock:
     Acquisition of Media4 .......................             --          9,593             --          9,607
     News Corporation and MCI transaction ........             --      1,123,632             --      1,124,320
     Exercise of stock options ...................             --          7,125             --          7,164
     Employee benefits ...........................             --          3,789             --          3,795
     Employee Stock Purchase Plan ................             --            796             --            796
   Deferred stock-based compensation .............       (178,840)       178,840             --             --
   Deferred stock-based compensation
     recognized ..................................         61,060             --                        61,060
   Net loss ......................................             --             --       (792,847)      (792,847)
                                                      -----------    -----------    -----------    -----------
Balance, December 31, 1999 .......................       (117,780)     1,622,538     (1,603,194)       (48,418)
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ............             --             --         (1,146)        (1,146)
   Conversion of Series C Preferred Stock ........             --         34,373             --             --
   Issuance of Class A Common Stock:
     Acquisition of Kelly Broadcasting Systems ...             --         31,551             --         31,556
     Exercise of stock options ...................             --         10,973             --         11,009
     Employee benefits ...........................             --          7,282             --          7,284
     Employee Stock Purchase Plan ................             --          1,722             --          1,723
   Forfeitures of deferred non-cash,
     stock-based compensation ....................          6,730         (8,072)            --         (1,342)
   Deferred stock-based compensation
     recognized ..................................         52,857             --             --         52,857
   Unrealized holding gains on
     available-for-sale securities, net ..........             --             --        (60,580)       (60,580)
   Net loss ......................................             --             --       (621,211)      (621,211)
                                                      -----------    -----------    -----------    -----------
Balance, December 31, 2000 .......................    $   (58,193)   $ 1,700,367    $(2,286,131)   $  (628,268)
                                                      ===========    ===========    ===========    ===========



          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                               YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------------
                                                                                          1998          1999           2000
                                                                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................................  $  (260,882)  $  (792,847)  $  (621,211)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt ................................           --       268,999            --
   Loss on impairment of satellite (Note 3) .........................................           --        13,741            --
   Loss on disposal of assets .......................................................           --         9,852         1,374
   Loss (gain) on sale of investments ...............................................           --       (24,439)        3,039
   Deferred stock-based compensation recognized .....................................           --        61,060        51,465
   Depreciation and amortization ....................................................       83,767       113,228       185,356
   Amortization of subscriber acquisition costs .....................................       18,869            --            --
   Amortization of debt discount and deferred financing costs .......................      125,724        13,678         6,506
   Change in reserve for excess and obsolete inventory ..............................        1,341        (1,234)        5,959
   Change in long-term deferred satellite services revenue and other long-term
     liabilities ....................................................................       13,856        10,173        37,236
   Superstar exclusivity fee ........................................................           --       (10,000)        3,611
   Other, net .......................................................................        2,291         1,829         6,875
   Changes in current assets and current liabilities:
     Trade accounts receivable, net .................................................      (41,159)      (52,452)     (111,898)
     Inventories ....................................................................      (55,056)      (45,688)      (41,851)
     Other current assets ...........................................................      (10,264)       (4,091)       (8,296)
     Trade accounts payable .........................................................       22,136       103,400        27,250
     Deferred revenue ...............................................................       10,275        48,549       100,776
     Accrued expenses ...............................................................       72,212       227,729       235,132
                                                                                       -----------   -----------   -----------
Net cash flows from operating activities ............................................      (16,890)      (58,513)     (118,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities .......................................     (570,096)     (541,401)   (1,363,884)
Sales of marketable investment securities ...........................................      627,860       434,517     1,041,784
Purchases of restricted marketable investment securities ............................           --        (5,928)           --
Cash reserved for satellite insurance (Note 3) ......................................           --            --       (82,393)
Funds released from escrow and restricted cash and marketable investment
  securities ........................................................................      116,468        80,585            --
Purchases of property and equipment .................................................     (161,140)      (91,152)     (331,401)
Advances and payments under in-orbit satellite contract..............................           --        67,804       (48,894)
Issuance of notes receivable ........................................................      (17,666)           --        (8,675)
Investment in Wildblue Communications ...............................................           --            --       (50,000)
Investment in Replay TV .............................................................           --            --       (10,000)
Investment in StarBand Communications ...............................................           --            --       (50,045)
Other ...............................................................................       (3,474)       (7,251)       (8,449)
                                                                                       -----------   -----------   -----------
Net cash flows from investing activities ............................................       (8,048)      (62,826)     (911,957)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 9 1/4% Seven Year Notes ...................................           --       375,000            --
Proceeds from issuance of 9 3/8% Ten Year Notes .....................................           --     1,625,000            --
Proceeds from issuance of 4 7/8% Convertible Notes ..................................           --     1,000,000            --
Proceeds from issuance of 10 3/8% Seven Year Notes ..................................           --            --     1,000,000
Debt issuance costs and prepayment premiums .........................................           --      (293,987)       (9,645)
Retirement of 1994 Notes ............................................................           --      (575,674)           --
Retirement of 1996 Notes ............................................................           --      (501,350)           --
Retirement of 1997 Notes ............................................................           --      (378,110)           --
Retirement of Senior Exchange Notes .................................................           --      (228,528)           --
Redemption of Series A Preferred Stock ..............................................           --       (90,934)           --
Repayments of mortgage indebtedness and other notes payable .........................      (16,552)      (22,201)      (17,668)
Net proceeds from Class A Common Stock options exercised ............................        2,459         7,164        11,009
Net proceeds  from Class A Common Stock issued for Employee  Stock  Purchase Plan and proceeds from 6 3/4% Series C Cumulative Convertible Preferred Stock
   deposit account ..................................................................          371         1,751           577
Other ...............................................................................           --         1,960        (2,120)
                                                                                       -----------   -----------   -----------
Net cash flows from financing activities ............................................      (13,722)      920,091       982,153
                                                                                       -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents ................................      (38,660)      798,752       (48,481)
Cash and cash equivalents, beginning of year ........................................      145,207       106,547       905,299
                                                                                       -----------   -----------   -----------
Cash and cash equivalents, end of year ..............................................  $   106,547   $   905,299   $   856,818
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

                       ECHOSTAR COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

    The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include three interrelated business units:

     o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of December 31, 2000, we had approximately 5.26 million DISH Network subscribers.

     o EchoStar Technologies Corporation ("ETC") - engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), the design, development and distribution of similar equipment for international direct-to-home ("DTH") satellite and other systems and the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

     o Satellite Services - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

         Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, six DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," "EchoStar IV," "EchoStar V," and "EchoStar VI"), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Organization and Legal Structure

         In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC. During 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into EchoStar Satellite Corporation. DirectSat Corporation, Direct Broadcasting Satellite Corporation and EchoStar Space Corporation were merged into ESC. Dish, Ltd. and EchoStar Satellite Broadcasting Company were merged into EchoStar DBS Corporation. EchoStar IV and the related FCC licenses were transferred to ESC. During September 2000, EchoStar Broadband Corporation was formed for the purposes of issuing new debt. Contracts for the construction and launch of EchoStar VII, EchoStar VIII and EchoStar IX are held in EchoStar Orbital Corporation. Substantially all of EchoStar's operations are conducted by subsidiaries of EBC.

         The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2000:


                                                                        REFERRED TO
LEGAL ENTITY                                                             HEREIN AS           PARENT
-------------------------------------------------------------------     -----------      --------------

EchoStar Communications Corporation                                     ECC              Publicly owned
EchoStar Broadband Corporation                                          EBC              ECC
EchoStar DBS Corporation                                                EDBS             EBC
EchoStar Orbital Corporation                                            EOC              EBC
EchoStar Satellite Corporation                                          ESC              EDBS
Echosphere Corporation                                                  Echosphere       EDBS
EchoStar Technologies Corporation                                       ETC              EDBS

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Significant Risks and Uncertainties

         Substantial Leverage. EchoStar is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 2000, EchoStar had outstanding long-term debt (including both the current and long-term portions) totaling approximately $4.0 billion. In August 1999, EchoStar began paying semi-annual interest payments of approximately $94 million related to its 9 1/4% Senior Notes due 2006 (the "9 1/4% Seven Year Notes") and its 9 3/8% Senior Notes due 2009 (the "9 3/8% Ten Year Notes"). During July 2000, EchoStar began making semi-annual interest payments on its 4 7/8% Convertible Subordinated Notes due 2007 (the "4 7/8% Convertible Notes") of approximately $24 million. Further, beginning in April 2001, EchoStar will have semi-annual interest payments due on its 10 3/8% Senior Notes due 2007 (the
"10 3/8% Seven Year Notes") of approximately $52 million. EchoStar's ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond EchoStar's control.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of EchoStar and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. EchoStar accounts for investments in 50% or less owned entities using the equity or cost method, except for its investments in marketable equity securities, which are carried at fair value. At December 31, 1998, 1999 and 2000, these equity and cost method investments were not material to EchoStar's consolidated financial statements.

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

Stock Splits

         On each of July 19, 1999, October 25, 1999 and March 22, 2000, EchoStar completed a two-for-one split of its outstanding Class A and Class B common stock. An amount equal to the par value of the common shares issued for the July, October and March stock splits was transferred from additional paid-in capital to Class A common stock and Class B common stock. All references to shares and per share amounts included herein retroactively give effect to the stock splits completed in July 1999, October 1999 and March 2000.

Foreign Currency Transaction Gains and Losses

         The functional currency of EchoStar's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1998, 1999 and 2000 were not material to EchoStar's results of operations.

Statements of Cash Flows Data

         The following presents EchoStar's supplemental cash flow statement disclosure (in thousands):

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------
                                                                                         1998         1999         2000
                                                                                      ----------   ----------   ----------

Cash paid for interest ............................................................   $   52,293   $  128,553   $  211,064
Cash paid for income taxes ........................................................           83          119          641
Capitalized interest ..............................................................       21,678           --        5,343
8% Series A Cumulative Preferred Stock dividends ..................................        1,204          124           --
12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock dividends
   payable in-kind ................................................................       26,874          241           --
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock ...............        7,137        6,335           --
6 3/4% Series C Cumulative Convertible Preferred Stock dividends ..................           --          553        1,146
Satellite vendor financing ........................................................       12,950           --           --
Assets acquired from News Corporation and MCI:
   FCC licenses and other .........................................................           --      626,120           --
   Satellites .....................................................................           --      451,200           --
   Digital broadcast operations center ............................................           --       47,000           --
Common Stock issued to News Corporation and MCI ...................................           --    1,124,320           --
Class A common stock issued related to acquisition of Kelly Broadcasting
     Systems ......................................................................           --           --       31,556
Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to Class A
   common stock ...................................................................           --           --       34,373
Forfeitures of deferred non-cash, stock-based compensation ........................           --           --        8,072

Cash and Cash Equivalents

         EchoStar considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1999 and 2000 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which approximates market value.

Marketable Investment Securities and Restricted Cash and Marketable Investment Securities

         As of December 31, 1999 and 2000, EchoStar has classified all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholders' deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized losses totaled $60,580 as of December 31, 2000. Approximately $17 million of these unrealized losses relate to a decline in the value of OpenTV. EchoStar acquired that stock in connection with the establishment of a strategic relationship with OpenTV which did not involve an investment of cash by EchoStar. In accordance with generally accepted accounting principles, unrealized losses which represent an "other than temporary impairment" must be recognized in the statement of operations, establishing a new cost basis for such investment. No such "other than temporary impairment" was recognized as of December 31, 2000. However, an "other than temporary impairment" could be recognized in 2001 if the fair value of such investments do not increase to their original cost basis.

         Restricted cash and marketable investment securities, as reflected in the accompanying consolidated balance sheets, include restricted cash placed in trust for the purpose of repaying a note payable as of December 31, 1999 and 2000.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         The major components of marketable investment securities and restricted cash and marketable investment securities are as follow (in thousands):

                                                                                     RESTRICTED CASH
                                                   MARKETABLE INVESTMENT             AND MARKETABLE
                                                         SECURITIES              INVESTMENT SECURITIES
                                                         DECEMBER 31,                  DECEMBER 31,
                                                ---------------------------   ---------------------------
                                                    1999           2000           1999           2000
                                                ------------   ------------   ------------   ------------

Commercial paper ............................   $    121,802   $    327,250   $         --   $         --
Corporate notes and bonds ...................        205,930        206,556             --             --
Corporate equity securities .................             --         53,936             --             --
Government bonds ............................         21,144         19,615             --             --
Restricted cash .............................             --             --          3,000          3,000
Accrued interest ............................             --             --             --             --
                                                ------------   ------------   ------------   ------------
                                                $    348,876   $    607,357   $      3,000   $      3,000
                                                ============   ============   ============   ============

         As of December 31, 2000, marketable investment securities and restricted cash and marketable investment securities include debt securities of $514 million with contractual maturities of one year or less and $40 million with contractual maturities between one and five years. Actual maturities may differ from contractual maturities as a result of EchoStar's ability to sell these securities prior to maturity.

Fair Value of Financial Instruments

         Fair values for EchoStar's high-yield debt are based on quoted market prices. The fair values of EchoStar's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         The following table summarizes the book and fair values of EchoStar's debt facilities at December 31, 1999 and 2000 (in thousands):

                                                            DECEMBER 31, 1999              DECEMBER 31, 2000
                                                     -----------------------------   -----------------------------
                                                       BOOK VALUE      FAIR VALUE      BOOK VALUE      FAIR VALUE
                                                     -------------   -------------   -------------   -------------
9 1/4% Seven Year Notes ..........................   $     375,000   $     377,813   $     375,000   $     365,625
9 3/8% Ten Year Notes ............................       1,625,000       1,637,188       1,625,000       1,584,375
4 7/8% Convertible Notes .........................       1,000,000       1,227,500       1,000,000         750,000
10 3/8% Seven Year Notes .........................              --              --       1,000,000         985,000
1994 Notes, 1996 Notes, 1997 Notes,
mortgages and other notes payable ................          52,672          49,853          35,944          35,495

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

                                                                  DECEMBER 31,         DECEMBER 31,
                                                                      1999                 2000
                                                                 ---------------      ---------------


Finished goods - DBS .......................................     $        63,567      $        96,362
Raw materials ..............................................              35,751               40,247
Finished goods - reconditioned and other ...................              19,509               23,101
Work-in-process ............................................               7,666                8,879
Consignment ................................................               1,084                2,478
Reserve for excess and obsolete inventory ..................              (3,947)              (9,906)
                                                                 ---------------      ---------------
                                                                 $       123,630      $       161,161
                                                                 ===============      ===============

         During December 1999, EchoStar provided for losses of $16.6 million, primarily for component parts and purchase commitments related to its first generation model 7100 set-top boxes. Production of model 7100 was suspended in favor of its second generation model 7200 set-top boxes.

Property and Equipment

         Property and equipment are stated at cost. Cost includes interest capitalized of $16 million and $5 million during the years ended December 31, 1998 and 2000, respectively. No interest was capitalized during 1999. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

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

FCC Authorizations

         FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include capitalized interest of $6 million during the year ended December 31, 1998. No interest was capitalized to FCC authorizations during 1999 or 2000.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, "Views on Selected Revenue Recognition Issues." SAB 101 provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. The provisions of SAB 101 and certain related EITF consensuses were required to be adopted in the quarter ended December 31, 2000 retroactive to January 1, 2000, with any cumulative effect as of January 1, 2000 reported as a cumulative effect of a change in accounting principle. EchoStar's adoption of SAB 101 resulted in no recognition of a cumulative effect of a change in accounting principle.

Subscriber Promotion Subsidies and Subscriber Acquisition Costs

         Subscriber promotion subsidies -- promotional DTH equipment includes the cost of EchoStar receiver systems distributed to retailers and other distributors of EchoStar's equipment. Subscriber promotion subsidies -- other includes net costs related to various installation promotions and other promotional incentives. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under EchoStar's Digital Dynamite Plan which was initiated during 2000 wherein the Company retains title to the receiver system equipment resulting in the capitalization and depreciation of such equipment over its estimated useful life.

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

Long-Term Deferred Distribution and Carriage Revenue

         Long-term deferred distribution and carriage revenue consists of advance payments from certain content providers for carriage of their signal on the DISH Network. Such amounts are deferred and recognized as revenue on a straight-line basis over the related contract terms (up to ten years).

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    1999             2000
                                                                                ------------     ------------

Programming ...............................................................     $     59,769     $    176,566
Interest ..................................................................           81,574          131,999
Royalties and copyright fees ..............................................           91,387          111,228
Marketing .................................................................           88,204           86,861
Advances from News Corporation and MCI for satellite payments .............           67,804           18,910
Other .....................................................................          110,527          165,918
                                                                                ------------     ------------
                                                                                $    499,265     $    691,482
                                                                                ============     ============

Research and Development Costs

         Research and development costs are expensed as incurred. Research and development costs totaled $8 million, $10 million and $17 million for the years ended December 31, 1998, 1999, and 2000, respectively.

Comprehensive Loss

         The change in unrealized gain (loss) on available-for-sale securities is the only component of EchoStar's other comprehensive loss. Accumulated other comprehensive loss presented on the accompanying consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.

Basic and Diluted Loss Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128") requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or warrants were exercised or convertible securities were converted to common stock, resulting in the issuance of common stock that then would share in any earnings of the Company. We had net losses for the years ending December 31, 1998, 1999 and 2000. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Earnings per share amounts for all periods are presented below in accordance with the requirements of FAS No. 128.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                              1998               1999              2000
                                                                           ------------      ------------      ------------
                                                                                 (In thousands, except per share data)
Numerator:
   Net loss ..........................................................     $   (260,882)     $   (792,847)     $   (621,211)
   8% Series A Cumulative Preferred Stock dividends ..................           (1,204)             (124)               --
   12 1/8% Series B Senior Redeemable Exchangeable Preferred
     Stock dividends payable in-kind .................................          (26,874)             (241)               --
   Accretion of 6 3/4% Series C Cumulative Convertible
     Preferred Stock .................................................           (7,137)           (6,335)               --
   6 3/4% Series C Cumulative Convertible Preferred Stock
     dividends .......................................................               --              (553)           (1,146)
                                                                           ------------      ------------      ------------
   Numerator for basic and diluted loss per share - loss
     attributable to common shareholders .............................     $   (296,097)     $   (800,100)     $   (622,357)
                                                                           ============      ============      ============
Denominator:
   Denominator for basic and diluted loss per share-
     weighted-average common shares outstanding ......................          359,856           416,476           471,023
                                                                           ============      ============      ============

Net loss per common share:
Basic and diluted loss per share before extraordinary charge .........     $      (0.82)     $      (1.28)     $      (1.32)
Extraordinary charge for the early retirement of debt ................               --             (0.64)               --
                                                                           ------------      ------------      ------------
Basic and diluted loss per share .....................................     $      (0.82)     $      (1.92)     $      (1.32)
                                                                           ============      ============      ============

Shares of Class A Common Stock issuable upon conversion of:
   8% Series A Cumulative Preferred Stock ............................           12,936                --                --
   6 3/4% Series C Cumulative Convertible Preferred Stock ............           37,720            14,912             3,593
   4 7/8% Convertible Subordinated Notes .............................               --            22,007            22,007

         As of December 31, 1998, 1999 and 2000, options to purchase approximately 11,576,000, 27,844,000 and 25,118,000 shares of Class A common stock were outstanding, respectively.

Reclassifications

         Certain prior year balances in the consolidated financial statements have been reclassified to conform with the 2000 presentation.

3.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                                               DECEMBER 31,
                                                                            LIFE       ------------------------------
                                                                          (IN YEARS)        1999            2000
                                                                          ----------   -------------    -------------

EchoStar I ......................................................                12    $     201,607    $     201,607
EchoStar II .....................................................                12          228,694          228,694
EchoStar III ....................................................                12          234,083          234,083
EchoStar IV .....................................................                 4           89,505           89,505
EchoStar V ......................................................                12          208,578          208,548
EchoStar VI .....................................................                12               --          243,789
Furniture, fixtures and equipment ...............................              2-12          243,042          336,033
Buildings and improvements ......................................              7-40           68,338           78,958
Digital Dynamite Plan equipment .................................                 4               --           62,726
Tooling and other ...............................................                 2            5,812            5,211
Land ............................................................                --            6,780           10,083
Vehicles ........................................................                 7            1,119              968
Construction in progress ........................................                --          319,328          226,454
                                                                                       -------------    -------------
    Total property and equipment ................................                          1,606,886        1,926,659
Accumulated depreciation ........................................                           (266,947)        (415,356)
                                                                                       -------------    -------------
    Property and equipment, net .................................                      $   1,339,939    $   1,511,303
                                                                                       =============    =============

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Construction in progress consists of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                 -----------------------------
                                                                                     1999             2000
                                                                                 ------------     ------------

Progress amounts for satellite construction, launch, and launch insurance:
     EchoStar VI ...........................................................     $    243,633     $         --
     EchoStar VII ..........................................................               --           76,382
     EchoStar VIII .........................................................               --           46,487
     EchoStar IX ...........................................................               --           22,215
Digital broadcast operations center ........................................           47,000           39,797
Other ......................................................................           28,695           41,573
                                                                                 ------------     ------------
                                                                                 $    319,328     $    226,454
                                                                                 ============     ============

Digital Dynamite Plans

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and pay $49.99 up front, which includes the first month's programming payment. Since the equipment in the Digital Dynamite plans are owned by us, those equipment costs are capitalized and depreciated over a period of 4 years.

EchoStar III

         During the second quarter 2000, two transponder pairs on EchoStar III malfunctioned. Including the three transponder pairs that malfunctioned during 1998, these anomalies have resulted in the failure of a total of ten transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. As a result of this redundancy and because we are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders), the transponder anomalies have not resulted in a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised us that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, based upon the root cause and the operating configuration of the satellite, Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that our ability to operate at least the 11 licensed frequencies, and the six leased transponders, on the satellite will be affected. We will continue to evaluate the performance of EchoStar III and may be required to modify our loss assessment as new events or circumstances develop.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Satellite Insurance

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 28 transponders to date, a maximum of approximately 14 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million.

         The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers allege that all other impairment to the satellite occurred after expiration of the policy period and is not covered. EchoStar strongly disagrees with the position of the insurers and has filed an arbitration claim against them for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

         At the time EchoStar filed its claim in 1998, EchoStar recognized an impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar continues to believe it will ultimately recover at least the amount originally recorded and does not intend to adjust the amount of the receivable until there is greater certainty with respect to the amount of the final settlement.

         As a result of the thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. This change increased depreciation expense recognized by EchoStar during the year ending December 31, 2000 by approximately $9.6 million. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers have to date refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, EchoStar believes that the carriers colluded and conspired to boycott EchoStar unless EchoStar accepts their offer to settle the EchoStar IV claim for $88 million.

         Based on the carriers' actions, EchoStar has added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar has filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings.

         The indentures related to the outstanding senior notes of EDBS contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar has procured normal and

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


customary launch insurance for EchoStar VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. EchoStar is currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. To satisfy insurance covenants related to the outstanding EDBS senior notes, as of December 31, 2000, EchoStar has reclassified approximately $82 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. The reclassification will continue until such time, if ever, as the insurers are again willing to insure EchoStar's satellites on commercially reasonable terms.

4.   LONG-TERM DEBT

Debt Redemption

         Effective July 14, 2000, we redeemed all of our remaining outstanding 12 7/8% Senior Secured Discount Notes Due 2004 (the "1994 Notes"), 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes") and 12 1/8% Senior Exchange Notes Due 2004 (the "Exchange Notes") totaling approximately $2.6 million.

9 1/4% Seven and 9 3/8%  Ten Year Notes

         On January 25, 1999, EDBS sold $375 million principal amount of 9 1/4% Senior Notes due 2006 (the 9 1/4% Seven Year Notes) and $1.625 billion principal amount of 9 3/8% Senior Notes due 2009 (the 9 3/8% Ten Year Notes). Interest accrues at annual rates of 9 1/4% and 9 3/8% on the 9 1/4% Seven Year and 9 3/8% Ten Year Notes, respectively. Interest on the 9 1/4% Seven and 9 3/8% Ten Year Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

         Concurrently with the closing of the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes offering, EchoStar used approximately $1.658 billion of net proceeds received from the sale of the 9 1/4% Seven and 9 3/8% Ten Year Notes to complete tender offers for its outstanding 1994 Notes, 1996 Notes and 1997 Notes. In February 1999, EchoStar used approximately $268 million of net proceeds received from the sale of the 9 1/4% Seven and 9 3/8% Ten Year Notes to complete the tender offers related to the 12 1/8% Senior Exchange Notes due 2004, issued on January 4, 1999, in exchange for all issued and outstanding
12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock.

         With the exception of certain de minimis domestic and foreign subsidiaries, the 9 1/4% Seven and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS. The 9 1/4% Seven and 9 3/8% Ten Year Notes are general senior unsecured obligations which:

         o rank pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

         o    rank senior to all existing and future junior obligations; and

         o are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/4% Seven and 9 3/8% Ten Year Notes are not redeemable at EDBS's option prior to February 1, 2003 and February 1, 2004, respectively. Thereafter, the 9 1/4% Seven Year Notes will be subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. The 9 3/8% Ten Year Notes will be subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The indentures related to the 9 1/4% Seven and 9 3/8% Ten Year Notes (the "Seven and Ten Year Notes Indentures") contain restrictive covenants that, among other things, impose limitations on the ability of EDBS to:

         o    incur additional indebtedness;

         o    apply the proceeds of certain asset sales;

         o    create, incur or assume liens;

         o create dividend and other payment restrictions with respect to EDBS's subsidiaries;

         o    merge, consolidate or sell assets; and

         o    enter into transactions with affiliates.

         In addition, EDBS may pay dividends on its equity securities only if no default shall have occurred or is continuing under the Seven and Ten Year Notes Indentures; and after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), EDBSs' ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of EDBS (calculated in accordance with the Indentures), in each case from April 1, 1999 plus an amount equal to 100% of the aggregate net cash proceeds received by EDBS and its subsidiaries from the issuance or sale of certain equity interests of EDBS or EchoStar.

         In the event of a change of control, as defined in the Seven and Ten Year Notes Indentures, EDBS will be required to make an offer to repurchase all of the 9 1/4% Seven and 9 3/8% Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

4 7/8% Convertible Notes

         On December 2, 1999, EchoStar sold $1 billion principal amount of
4 7/8% Convertible Subordinated Notes due 2007 (the "4 7/8% Convertible Notes"). Interest accrues at an annual rate of 4 7/8% on the 4 7/8% Convertible Notes and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing July 1, 2000.

         The 4 7/8% Convertible Notes are general unsecured obligations, which rank junior in right of payment to:

          o    all existing and future senior obligations;

          o all of EchoStar's secured debts to the extent of the value of the assets securing those debts; and

          o all existing and future debts and other liabilities or EchoStar's subsidiaries.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 4 7/8% Convertible Notes are not redeemable at EchoStar's option prior to January 1, 2003. Thereafter, the 4 7/8% Convertible Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 102.786% during the year commencing January 1, 2003 to 100% on or after January 1, 2007, together with accrued and unpaid interest thereon to the redemption date.

         The 4 7/8% Convertible Notes, unless previously redeemed, are convertible at the option of the holder any time after 90 days following the date of their original issuance and prior to maturity into shares of our class A common stock at a conversion price of $45.44 per share.

         The indenture related to the 4 7/8% Convertible Notes (the "4 7/8% Convertible Notes Indenture") contain certain restrictive covenants that do not impose material limitations on EchoStar.

         In the event of a change of control, as defined in the 4 7/8% Convertible Notes Indenture, EchoStar will be required to make an offer to repurchase all or any part of the holder's 4 7/8% Convertible Notes at a purchase

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

10 3/8% Seven Year Notes

         On September 25, 2000, our wholly-owned subsidiary, EBC, sold $1 billion principal amount of 10 3/8% Senior Notes due 2007 (the "10 3/8% Seven Year Notes"). Interest accrues at an annual rate of 10 3/8% on the 10 3/8% Seven Year Notes and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing April 1, 2001. The proceeds of the 10 3/8% Seven Year Notes will be used primarily by our subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes.

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

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 10 3/8% Seven Year Notes are not redeemable at EchoStar's option prior to October 1, 2004. Thereafter, the 10 3/8% Seven Year Notes will be subject to redemption, at EchoStar's option, in whole or in part, at redemption prices decreasing from 105.188% during the year commencing October 1, 2004 to 100% on or after October 1, 2006, together with accrued and unpaid interest thereon to the redemption date.

         In the event of a change of control, as defined in the 10 3/8% Seven Year Notes Indenture, EBC will be required to make an offer to repurchase all or any part of a holder's 10 3/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

         Under the terms of the 10 3/8% Seven Year Notes Indenture, EBC has agreed to cause its subsidiary, EDBS to make an offer to exchange (the "EDBS Exchange Offer") all of the outstanding 10 3/8% Seven Year Notes for a new class of notes issued by EDBS as soon as practical following the first date (as reflected in EDBS' most recent quarterly or annual financial statements) on which EDBS is permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes under the "Indebtedness to Cash Flow Ratio" test contained in the indentures (the "EDBS Indentures") governing the EDBS 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes, and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EDBS Indentures.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         On October 25, 2000, as contemplated by the terms of the EBC Indenture, EDBS amended the terms of the EDBS Indentures to provide that the recording of some or all of the indebtedness represented by the 10 3/8% Seven Year Notes on the EDBS balance sheet as a result of the application of generally accepted accounting principles and related rules prior to the completion of the EDBS Exchange Offer would not be deemed to constitute an incurrence of indebtedness for certain purposes under the EDBS Indentures. These amendments were approved by more than a majority in principal amount of each issue of the 9 1/4% Seven and 9 3/8% Ten Year Notes. The cost of obtaining these consents was immaterial to EchoStar.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Mortgages and Other Notes Payable

         Mortgages and other notes payable consists of the following (in thousands):

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                            1999          2000
                                                                                          --------      --------

8.25% note payable for satellite vendor financing for EchoStar I due in equal
  monthly installments of $722, including interest, through February 2001 ...........     $  9,606      $  2,137
8.25% note payable for satellite vendor financing for EchoStar II due in equal
  monthly installments of $562, including interest, through November 2001 ...........       11,909         5,930
8.25% note payable for satellite vendor financing for EchoStar III due in
  equal monthly installments of $294, including interest, through October 2002 ......        8,645         5,978
8.25% note payable for satellite vendor financing for EchoStar IV due upon
  resolution of satellite insurance claim (Note 3) ..................................        9,409        11,327
Mortgages and other unsecured notes payable due in installments through
  November 2015 with interest rates ranging from 4% to 10% ..........................       13,103        10,572
                                                                                          --------      --------
Total ...............................................................................       52,672        35,944
Less current portion ................................................................      (22,067)      (21,132)
                                                                                          --------      --------
Mortgages and other notes payable, net of current portion ...........................     $ 30,605      $ 14,812
                                                                                          ========      ========

         Future maturities of EchoStar's outstanding long-term debt are summarized as follows (in thousands):

                                                                                                 RESIDUAL
                                                                                                   NOTES,
                               9 1/4%                            4 7/8%                          MORTGAGES
                               SEVEN          9 3/8% TEN      CONVERTIBLE      10 3/8% TEN       AND OTHER
                             YEAR NOTES       YEAR NOTES         NOTES          YEAR NOTES     NOTES PAYABLE        TOTAL
                            ------------     ------------     ------------     ------------    -------------     ------------
YEAR ENDING
   DECEMBER 31,
   2001 ...............     $         --     $         --     $         --     $         --     $     21,132     $     21,132
   2002 ...............               --               --               --               --            7,365            7,365
   2003 ...............               --               --               --               --            3,033            3,033
   2004 ...............               --               --               --               --              765              765
   2005 ...............               --               --               --               --              794              794
   Thereafter .........          375,000        1,625,000        1,000,000        1,000,000            2,855        4,002,855
                            ------------     ------------     ------------     ------------     ------------     ------------
Total .................     $    375,000     $  1,625,000     $  1,000,000     $  1,000,000     $     35,944     $  4,035,944
                            ============     ============     ============     ============     ============     ============

Satellite Vendor Financing

         The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments that are deferred until after the respective satellites are in orbit (satellite vendor financing). EchoStar utilized $36 million, $28 million, $14 million and $13 million of satellite vendor financing for EchoStar I, EchoStar II, EchoStar III and EchoStar IV, respectively. The satellite vendor financing with respect to EchoStar I and EchoStar II is secured by substantially all assets of EDBS and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. The satellite vendor financings for both EchoStar III and EchoStar IV are secured by an ECC corporate guarantee.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   INCOME TAXES

         As of December 31, 2000, EchoStar had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $2.050 billion. The NOLs will begin to expire in the year 2012. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("FAS No. 109") requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance to the extent deemed necessary.

         In 2000, EchoStar increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. EchoStar continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely than not that the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of EchoStar's provision for income taxes.

         The actual tax (provision) benefit for 1998, 1999 and 2000 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         1998           1999           2000
                                                       --------       --------       --------

Statutory rate ...................................         35.0%          35.0%          35.0%
State income taxes, net of Federal benefit .......          1.6            2.3            2.9
Employee stock option exercise and sale ..........           --             --            3.3
Non-deductible interest expense ..................         (1.4)          (0.3)            --
Other ............................................          0.5            1.3            1.6
Increase in valuation allowance ..................        (35.7)         (38.3)         (42.8)
                                                       --------       --------       --------
   Total benefit from income taxes ...............           --%            --%            --%
                                                       ========       ========       ========

         The components of the (provision for) benefit from income taxes are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1998            1999           2000
                                                       ---------      ---------      ---------
Current (provision) benefit:
  Federal ........................................     $      15      $      --      $      --
  State ..........................................            18            (45)           (80)
  Foreign ........................................           (77)          (108)          (475)
                                                       ---------      ---------      ---------
                                                             (44)          (153)          (555)
Deferred (provision) benefit:
  Federal ........................................        86,604        286,195        237,744
  State ..........................................         6,463         27,748         27,623
  Increase in valuation allowance ................       (93,067)      (313,943)      (265,367)
                                                       ---------      ---------      ---------
                                                              --             --             --
                                                       ---------      ---------      ---------
     Total (provision) benefit ...................     $     (44)     $    (153)     $    (555)
                                                       =========      =========      =========

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 1999 and 2000, are as follows (in thousands):

                                                                  DECEMBER 31,
                                                       ------------------------------
                                                           1999              2000
                                                       ------------      ------------
Current deferred tax assets:
  Accrued royalties ..............................     $     30,018      $     36,425
  Inventory reserves and cost methods ............            1,380             3,974
  Accrued expenses ...............................           29,846            40,685
  Allowance for doubtful accounts ................            5,636            12,533
  Reserve for warranty costs .....................               78                79
                                                       ------------      ------------
Total current deferred tax assets ................           66,958            93,696

Current deferred tax liabilities:
  Other ..........................................              (68)              (40)
                                                       ------------      ------------
Total current deferred tax liabilities ...........              (68)              (40)
                                                       ------------      ------------
Gross current deferred tax assets ................           66,890            93,656
Valuation allowance ..............................          (55,162)          (79,023)
                                                       ------------      ------------
Net current deferred tax assets ..................           11,728            14,633

Noncurrent deferred tax assets:
  General business and foreign tax credits .......            2,504             2,504
  Net operating loss carryforwards ...............          528,961           771,748
  Incentive plan stock compensation ..............           22,600            38,841
  Other ..........................................            9,553            23,802
                                                       ------------      ------------
Total noncurrent deferred tax assets .............          563,618           836,895
Noncurrent deferred tax liabilities:
  Depreciation ...................................          (43,459)          (77,452)
  Other ..........................................             (425)           (1,108)
                                                       ------------      ------------
Total noncurrent deferred tax liabilities ........          (43,884)          (78,560)
                                                       ------------      ------------
Gross deferred tax assets ........................          519,734           758,335
                                                       ------------      ------------
Valuation allowance ..............................         (464,327)         (705,833)
                                                       ------------      ------------
Net noncurrent deferred tax assets ...............           55,407            52,502
                                                       ------------      ------------
Net deferred tax assets ..........................     $     67,135      $     67,135
                                                       ============      ============

6.   STOCKHOLDERS' EQUITY (DEFICIT)

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

Series C Cumulative Convertible Preferred Stock

         In November 1997, EchoStar issued 2.3 million shares of 6 3/4% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") which resulted in net proceeds to EchoStar of approximately $97 million. Simultaneous with the issuance of the Series C Preferred Stock, the purchasers of the Series C Preferred Stock placed approximately $15 million into an account (the "Deposit Account"). EchoStar recorded proceeds

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



from the issuance of the Series C Preferred Stock net of the amount placed in the Deposit Account. As of November 2, 1999, proceeds from the issuance of the Series C Preferred Stock were accreted to the face amount of $115 million. However, as of December 31, 2000, approximately 2.1 million shares of Series C Preferred Stock have been converted into approximately 34.2 million shares of EchoStar's class A common stock, reducing the book value of the Series C Preferred Stock to approximately $11 million. The Deposit Account provided quarterly cash payments of approximately $0.844 per share of Series C Preferred Stock, from February 1, 1998 until November 1, 1999.

         On November 2, 1999, dividends on the Series C Preferred Stock began to accrue. Each share of Series C Preferred Stock has a liquidation preference of $50 per share. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at an annual rate of 6 3/4% of the liquidation preference, payable quarterly in arrears commencing February 1, 2000, or upon conversion. Dividends may, at the option of EchoStar, be paid in cash, by delivery of fully paid and nonassessable shares of Class A common stock, or a combination thereof. Each share of Series C Preferred Stock is convertible at any time, unless previously redeemed, at the option of the holder thereof, into approximately
16.4 shares of Class A common stock, subject to adjustment upon the occurrence of certain events. The Series C Preferred Stock is redeemable at any time on or after November 1, 2000, in whole or in part, at the option of EchoStar, in cash, by delivery of fully paid and nonassessable shares of Class A common stock, or a combination thereof, initially at a price of $51.929 per share and thereafter at prices declining to $50.000 per share on or after November 1, 2004, plus in each case all accumulated and unpaid dividends to the redemption date.

7.   STOCK COMPENSATION PLANS

Stock Incentive Plan

         In April 1994, EchoStar adopted a stock incentive plan to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has reserved up to 80 million shares of its Class A common stock for granting awards under its 1995 Stock Incentive Plan and an additional 80 million shares of its Class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2000 have included exercise prices not less than the fair market value of EchoStar's Class A common stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

         During 1999, EchoStar adopted the 1999 Incentive Plan which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, in 1999, EchoStar recorded approximately $179 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares, granted pursuant to the 1999 Incentive Plan. The related deferred compensation will be recognized over the five-year vesting period. During the year ended December 31, 1999 and 2000, EchoStar recognized $61 million and $51 million, respectively, under the 1999 Incentive Plan. The remainder will be recognized over the remaining vesting period.

         Options to purchase an additional 11.2 million shares were granted at fair market value during 1999 pursuant to the Long Term Incentive Plan. Vesting of these options is contingent on meeting certain longer-term goals, the achievement of which can not be reasonably predicted as of December 31, 2000. Accordingly, no compensation was recorded during 1999 and 2000 related to these long-term options. EchoStar will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. During 2000, the Board of Directors approved a 2000 Incentive Plan. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar did not meet any of these goals in 2000. Accordingly, no cash incentives were paid and all stock options granted pursuant to the 2000 Incentive Plan were cancelled.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         A summary of EchoStar's incentive stock option activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                       1998                         1999                        2000
                                             -------------------------    -------------------------    ------------------------
                                                              WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                               AVERAGE                      AVERAGE                     AVERAGE
                                                              EXERCISE                     EXERCISE                    EXERCISE
                                               OPTIONS         PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                                             -----------      ---------   -----------      ---------   -----------     ---------
Options outstanding, beginning of
   year ................................      12,196,536      $  1.88      11,576,120      $  2.04      27,843,640      $  6.26
Granted ................................       5,585,080         2.35      20,847,712         7.71       2,942,000        51.56
Exercised ..............................      (1,505,456)        1.57      (3,808,114)        1.84      (3,591,209)        3.05
Forfeited ..............................      (4,700,040)        2.14        (772,078)        4.92      (2,076,538)       20.78
                                             -----------      -------     -----------      -------     -----------      -------
Options outstanding, end of year .......      11,576,120      $  2.04      27,843,640      $  6.26      25,117,893      $ 10.81
                                             ===========      =======     ===========      =======     ===========      =======
Exercisable at end of year .............       3,858,424      $  1.73       2,755,432      $  1.86       2,911,256      $  5.49
                                             ===========      =======     ===========      =======     ===========      =======

         Exercise prices for options outstanding as of December 31, 2000 are as follows:

                                             OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           -----------------------------------------------------------------------------------------------
                               NUMBER             WEIGHTED-                                 NUMBER
                             OUTSTANDING           AVERAGE                               EXERCISABLE
                                AS OF             REMAINING           WEIGHTED-             AS OF             WEIGHTED-
      RANGE OF               DECEMBER 31,        CONTRACTUAL           AVERAGE           DECEMBER 31,          AVERAGE
   EXERCISE PRICES              2000                LIFE           EXERCISE PRICE            2000           EXERCISE PRICE
----------------------     ---------------     ---------------     ---------------     ---------------     ---------------

$ 1.167 -  $  2.750              4,047,528                5.28     $          2.20           1,745,520     $          2.08
  3.000 -     3.434                328,788                6.17                3.01              69,228                3.05
  5.486 -     6.600             15,350,932*               8.09                6.00             685,908                6.02
 10.203 -    19.180              2,331,645                7.61               12.37             312,200               13.16
 22.703 -    22.750                293,000                9.20               22.72              34,400               22.70
 33.109 -    36.420              1,320,000                7.61               34.36                  --                  --
 48.750 -    52.750                350,000                9.06               49.09              64,000               48.75
 60.125 -    79.000              1,096,000                9.43               65.22                  --                  --
----------------------     ---------------     ---------------     ---------------     ---------------     ---------------
$ 1.1667 - $ 79.000             25,117,893                7.63     $         10.81           2,911,256     $          5.49
======================     ===============     ===============     ===============     ===============     ===============

* This amount includes 10.4 million shares outstanding pursuant to the Long Term Incentive Plan.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                                1998            1999             2000
                                                       -----------      -----------      -----------

Net loss attributable to common shares ...........     $  (297,197)     $  (749,836)     $  (593,810)
                                                       ===========      ===========      ===========
Basic and diluted loss per share .................     $     (0.83)     $     (1.80)     $     (1.26)
                                                       ===========      ===========      ===========


         The pro forma net loss for 1999 and 2000 is less than the loss reported in the statement of operations because of the $61 million and $51 million charge, respectively, for the post-grant appreciation of stock-based compensation, determined under APB 25 and reported by EchoStar, is greater than the amount of stock-based compensation that would have been reported by EchoStar under the provisions of FAS No. 123.

         The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1998        1999        2000
                                                       ------      ------      ------

Risk-free interest rate ..........................       5.64%       5.38%       6.19%
Volatility factor ................................         67%         76%         98%
Dividend yield ...................................       0.00%       0.00%       0.00%
Expected term of options .........................    6 years     6 years     6 years
Weighted-average fair value of options granted ...     $ 1.51      $ 7.14      $30.41

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

8.   EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

         During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 800,000 shares of Class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 1998, 1999 and 2000, employees purchased approximately 128,000, 44,000 and 58,000 shares of Class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

         EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan totaled $314,000 in 1998 and 1999, and $1.6 million in 2000. Additionally, during 1998, EchoStar contributed 640,000 shares of its Class A common stock (fair value of approximately $2 million) to the 401(k) Plan related to its 1997 discretionary contribution. During 1999, EchoStar contributed 520,000 shares of its Class A common stock (fair value of approximately $3 million) to the 401(k) Plan related to its 1998 discretionary contribution. During 2000, EchoStar contributed 120,000 shares of its Class A common stock (fair value of approximately $6 million) to the 401(k) Plan related to its 1999 discretionary contribution. EchoStar has not yet determined the amount to be contributed during 2001 relating to its 2000 discretionary contribution.

9.   OTHER COMMITMENTS AND CONTINGENCIES

Leases

         Future minimum lease payments under noncancelable operating leases as of December 31, 2000, are as follows (in thousands):

YEAR ENDING DECEMBER 31,
   2001.....................................................     $  10,627
   2002.....................................................        10,407
   2003.....................................................         9,369
   2004.....................................................         4,032
   2005.....................................................         2,245
   Thereafter...............................................         4,505
                                                                 ---------
      Total minimum lease payments..........................     $  41,185
                                                                 =========

         Total rental expense for operating leases approximated $1 million in 1998, $3 million in 1999 and $5 million in 2000.

Purchase Commitments

         As of December 31, 2000, EchoStar's purchase commitments totaled approximately $204 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 2001. EchoStar expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations, if any.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


VisionStar

         During November 2000, one of EchoStar's wholly owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 W.L. orbital slot. Together with VisionStar EchoStar has requested FCC approval to acquire control over VisionStar by increasing its ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. EchoStar has also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expect to provide additional funding to VisionStar in the future. EchoStar is not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. EchoStar currently expects to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expect that it may spend approximately $79.5 million during 2001 for that purpose subject to, among other things, FCC action.

Patents and Intellectual Property

         Many entities, including some of EchoStar's competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that EchoStar offers. EchoStar may not be aware of all patents and other intellectual property rights that its products may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, EchoStar cannot estimate the extent to which it may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within EchoStar's direct broadcast satellite system. EchoStar cannot be certain that these persons do not own the rights they claim, that its products do not infringe on these rights, that it would be able to obtain licenses from these persons on commercially reasonable terms or, if it was unable to obtain such licenses, that it would be able to redesign its products to avoid infringement.

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. On December 8, 2000, EchoStar submitted an Amended Complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment asking that the Court enter judgment in DirecTV's favor on certain of EchoStar's claims. EchoStar has filed a motion asking the Court to allow it an opportunity to conduct discovery prior to having to substantively respond to DirecTV's motion. DirecTV's motion for summary judgment and EchoStar's motion remain pending.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortuously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. The amount of damages DirecTV is seeking is as yet unquantified. EchoStar intends to vigorously defend against these

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


claims. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome.

Fee Dispute

         EchoStar had a contingent fee arrangement with the attorneys who represented EchoStar in the litigation with News Corporation. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement.

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set to begin on April 2, 2001. It is not possible to determine the outcome of arbitration or litigation regarding this fee dispute. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, and two of EchoStar's wholly-owned subsidiaries, EchoSphere Corporation and Dish, Ltd. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed.

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

         EchoStar filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied EchoStar's Motion to Dismiss, which EchoStar appealed. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EDBS, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court of Appeals denied EchoStar's appeal and the Alberta Court has asserted jurisdiction over all of the EchoStar defendants. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. EchoStar intends to vigorously defend the suit. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

         Until July 1998, EchoStar obtained distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

         In February 1999, the networks filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled this lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although EchoStar does not know if they adhered to this schedule.

         In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami court, and asked the court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. The court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things.

         In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar's compliance procedures violate the Satellite Home Viewer Improvement Act. EchoStar opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates which would be physically impossible to comply with. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. EchoStar has appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending EchoStar's appeal. At that time, the Eleventh Circuit also expedited its consideration of EchoStar's appeal.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of EchoStar's appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of EchoStar's appeal. The Networks have responded to EchoStar's appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to EchoStar's constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001, EchoStar filed its reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to EchoStar's filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, EchoStar filed its supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike EchoStar's supplemental brief or for an opportunity to reply to EchoStar's supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking EchoStar's supplemental reply and denying EchoStar an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for the week of April 23, 2001. EchoStar cannot predict when the Eleventh Circuit will rule on its appeal, but it could be as early as April 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Starsight

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the `121 patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of EchoStar's products or services. EchoStar is vigorously contesting the suit and has filed counterclaims challenging both the validity and enforceability of this patent.

         In December 2000 EchoStar filed suit against Gemstar - TV Guide International, Inc. (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages.

         In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade commission (ITC). These suits allege infringement of US Patent Nos. 5,252,066, 5,479,268 and 5,809,204 which all relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. Pursuant to Federal law, the Atlanta case can be stayed pending the resolution of the ITC action. It is also possible the North Carolina action will be stayed while the ITC case proceeds. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001 or early in 2002. A final decision should be issued by the ITC by mid-2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believe they are not infringed by any of our products or services. EchoStar will

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


vigorously contest the ITC and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of EchoStar's products or services. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of aforementioned patents EchoStar may be subject to substantial damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of either suit.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar in the United States District Court for the District of Delaware. The suit alleges infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. Three of the patents have expired. EchoStar is vigorously defending against the suit based, among other things, on non-infringement, invalidity and failure to provide notice of alleged infringement.

         In the event it is ultimately determined that EchoStar infringes on any of these patents we may be subject to substantial damages, and/or an injunction with respect to the two unexpired patents, that could require EchoStar to materially modify certain user friendly features it currently offer to consumers. It is too early to make an assessment of the probable outcome of either suit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate class actions. In two separate lawsuits, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain unilateral changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs are alleging breach of contract and breach of the covenant of good faith and fair dealing and are seeking declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class allegedly brought on behalf of sellers, installers, and servicers of equipment used to provide satellite who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that (1) EchoStar charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) EchoStar manipulated the accounts of subscribers to deny payments to class members; and (3) EchoStar misrepresented to

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

class members who owns certain equipment related to provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect EchoStar's financial position or results of operations.

Meteoroid Events

         Meteoroid events pose a potential threat to all in orbit geosynchronous satellites including EchoStar's DBS satellites. While the probability that EchoStar's satellites will be damaged by meteoroids is very small, that probability increases significantly when the Earth passes through the particulate stream left behind by various comets.

         Due to the current peak in the 11-year solar cycle, increased solar activity is likely for the next year. Some of these solar storms pose a potential threat to all in-orbit geosynchronous satellites including EchoStar's DBS satellites. The probability that the effects from the storms will damage our satellites or cause service interruptions is generally very small.

         Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points, and present hazards to operational spacecraft including EchoStar's DBS satellites. The locations of these hazards are generally well known and may require EchoStar to perform maneuvers to avoid collisions.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.  SEGMENT REPORTING

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

                                                              ECHOSTAR
                                                DISH         TECHNOLOGIES     SATELLITE      ELIMINATIONS    CONSOLIDATED
                                               NETWORK       CORPORATION       SERVICES       AND OTHER          TOTAL
                                             ------------    ------------    ------------    ------------    ------------
YEAR ENDED DECEMBER 31, 1998
  Revenue ................................   $    733,382    $    251,958    $     23,442    $    (26,116)   $    982,666
  Depreciation and amortization ..........         85,107           2,097              26          15,406         102,636
  Total expenses .........................        871,269         193,852           3,495          36,941       1,105,557
  EBITDA .................................        (52,781)         60,202          19,973         (47,649)        (20,255)
  Interest income ........................          9,280              --               2          21,004          30,286
  Interest expense, net of interest
     capitalized .........................        (49,042)           (282)             --        (118,205)       (167,529)
  Income tax benefit (provision), net ....             17             (11)             --             (50)            (44)
  Net income (loss) ......................       (199,356)         30,333          18,409        (110,268)       (260,882)

YEAR ENDED DECEMBER 31, 1999
  Revenue ................................   $  1,373,789    $    160,276    $     47,312    $     21,464    $  1,602,841
  Depreciation and amortization ..........         97,899           4,434             193          10,702         113,228
  Total expenses .........................      1,622,928         165,238          15,956         145,810       1,949,932
  EBITDA .................................       (151,241)           (528)         31,549         (52,583)       (172,803)
  Interest income ........................         26,205               1             375            (402)         26,179
  Interest expense, net of interest
     capitalized .........................       (201,356)           (253)             --              (4)       (201,613)
  Income tax benefit (provision), net ....             --             (46)             --            (108)           (154)
  Net income (loss) ......................     (1,949,914)        (31,884)         27,273       1,161,678        (792,847)

YEAR ENDED DECEMBER 31, 2000
  Revenue ................................   $  2,407,554    $    207,945    $     55,028    $     44,693    $  2,715,220
  Depreciation and amortization ..........        160,910           5,338             121          18,987         185,356
  Total expenses .........................      2,746,000         197,073          (1,695)        197,908       3,139,286
  EBITDA .................................       (177,535)         16,210          56,844         (82,764)       (187,245)
  Interest income ........................         79,724              --             220            (211)         79,733
  Interest expense, net of interest
     capitalized .........................       (267,650)           (233)             --            (107)       (267,990)
  Income tax benefit (provision), net ....            (48)            (32)             --            (475)           (555)
  Net income (loss) ......................       (775,581)           (155)         52,964         101,561        (621,211)

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Geographic Information (in thousands)

                                  UNITED STATES        EUROPE             TOTAL
                                 ---------------   ---------------   ---------------

1998
Total revenue* ...............   $       964,503   $        18,163   $       982,666
Long-lived assets ............           978,850             1,498           980,348

1999
Total revenue* ...............   $     1,579,992   $        22,849   $     1,602,841
Long-lived assets ............         2,059,242             3,099         2,062,341

2000
Total revenue* ...............   $     2,667,133   $        48,087   $     2,715,220
Long-lived assets ............         2,217,741             3,546         2,221,287


* Revenues are attributed to geographic regions based upon the location from which the sale originated.

Transactions with Major Customers

         During the years ended December 31, 1998, 1999 and 2000, export sales to two customers together totaled $210 million, $126 million and $187 million, respectively. These export sales accounted for approximately 21%, 8% and 7% of EchoStar's total revenue during each of the three years ended December 31, 2000, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation business unit.

11.  VALUATION AND QUALIFYING ACCOUNTS

         EchoStar's valuation and qualifying accounts as of December 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                      BALANCE AT     CHARGED TO
                                                     BEGINNING OF    COSTS AND                     BALANCE AT
                                                         YEAR         EXPENSES      DEDUCTIONS     END OF YEAR
                                                     ------------   ------------   ------------    ------------
YEAR ENDED DECEMBER 31, 1998:
  Assets:
    Allowance for doubtful accounts ..............   $      1,347   $     10,692   $     (9,043)   $      2,996
    Loan loss reserve ............................          1,254            858           (101)          2,011
    Reserve for inventory ........................          3,840          1,744           (403)          5,181
  Liabilities:
    Reserve for warranty costs and other .........            710             --           (435)            275

YEAR ENDED DECEMBER 31, 1999:
  Assets:
    Allowance for doubtful accounts ..............   $      2,996   $     23,481   $    (13,368)   $     13,109
    Loan loss reserve ............................          2,011            100           (272)          1,839
    Reserve for inventory ........................          5,181          1,785         (3,019)          3,947
  Liabilities:
    Reserve for warranty costs and other .........            275             --            (65)            210

YEAR ENDED DECEMBER 31, 2000:
  Assets:
    Allowance for doubtful accounts ..............   $     13,109   $     45,985   $    (27,853)   $     31,241
    Loan loss reserve ............................          1,839             66           (346)          1,559
    Reserve for inventory ........................          3,947          6,357           (398)          9,906
  Liabilities:
    Reserve for warranty costs and other .........            210             --             --             210

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         EchoStar's quarterly unaudited results of operations are summarized as follows (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED
                                                     ------------------------------------------------------------
                                                       MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                     ------------    ------------    ------------    ------------
                                                                              (Unaudited)
Year Ended December 31, 1999:
  Total revenue ..................................   $    309,576    $    350,217    $    428,180    $    514,868
  Operating loss .................................        (55,682)        (50,989)        (79,455)       (160,965)
  Net loss .......................................       (372,331)        (76,129)       (124,401)       (219,986)
  Basic and diluted loss per share ...............   $      (1.03)   $      (0.20)   $      (0.27)   $      (0.48)

Year Ended December 31, 2000:
  Total revenue ..................................   $    565,721    $    646,129    $    697,972    $    805,398
  Operating loss .................................       (142,017)        (86,231)        (82,082)       (113,736)
  Net loss .......................................       (185,130)       (132,860)       (130,893)       (172,328)
  Basic and diluted loss per share ...............   $      (0.40)   $      (0.28)   $      (0.28)   $      (0.36)

13.  SUBSEQUENT EVENTS

         During February 2001, EchoStar announced an agreement with Lockheed Martin's International Launch Services to provide launch services for the EchoStar VII and EchoStar VIII satellites, which also includes options for launch services for additional satellites. EchoStar VII is expected to launch in the fourth quarter of 2001 on a Lockheed Martin Atlas III launch vehicle from Cape Canaveral, Fla. EchoStar VIII is expected to launch during the first quarter of 2002 on a Russian Proton K launch vehicle from the Baikonur Cosmodrome in Kazakhstan.

                                 EXHIBIT INDEX


    Exhibit No.                   Description
    -----------                   -----------

       3.1(a)*    Amended Restated Articles of Incorporation of EchoStar.

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

       4.1* Warrant Agreement between EchoStar and First Trust, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.2* Security Agreement in favor of First Trust, as trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.3* Escrow and Disbursement Agreement between Dish and First Trust (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

                                 EXHIBIT INDEX


    Exhibit No.                   Description
    -----------                   -----------

       4.4* Pledge Agreement in favor of First Trust, as trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.5* Intercreditor Agreement among First Trust, Continental Bank, N.A. and Martin Marietta Corporation ("Martin Marietta") (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.6* Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       4.7* 6 3/4% Series C Cumulative Convertible Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

       4.8(a)* Form of Underwriting Agreement for 6 3/4% Series C Cumulative Convertible Preferred Stock by and between EchoStar, DLJ and Lehman Brothers (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.8(b)* Form of Underwriting Agreement for Class A Common Stock by and between EchoStar, DLJ, BT Alex. Brown Incorporated and Unterberg Harris (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.9* Indenture of Trust, relating to DBS Corp.'s 9 1/4% Senior Notes due 2006 ("Seven Year Notes"), dated as of January 25, 1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank Trust National Association ("U.S. Bank"), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

       4.10* Indenture of Trust, relating to DBS Corp.'s 9 3/8% Senior Notes due 2009 ("Ten Year Notes"), dated as of January 25, 1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank, as trustee (incorporated by reference to Exhibit
                  4.3 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

       4.11* Registration Rights Agreement, relating to the Seven Year Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

       4.12* Registration Rights Agreement, relating to the Ten Year Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

       4.13* Indenture, dated as of December 8, 1999, between EchoStar Communications Corporation and U.S. Bank Trust National Association, as trustee, including the form of 4 7/8 % Convertible Subordinated Note Due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

       4.14* Registration Rights Agreement, relating to the 4 7/8 % Convertible Subordinated Notes Due 2007, dated as of December 8, 1999, by and among EchoStar Communications Corporation and the initial purchasers (incorporated by reference to Exhibit
                  4.2 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

                                 EXHIBIT INDEX


    Exhibit No.                   Description
    -----------                   -----------

       4.15* Indenture dated as of September 25, 2000, between EchoStar Broadband Corporation and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit
                  4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

       4.16* Registration Rights Agreement dated as of September 25, 2000, by and among EchoStar Broadband Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Banc of America Securities LLC, Credit Suisse First Boston Corporation and ING Barings LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

      10.1* Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450)**

      10.2* Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit
                  10.8 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       10.3* Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

       10.4*      Dish 1994 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.11 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).**

       10.5* Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

       10.6* Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to
                  Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File No. 33-81234).

       10.7* Statement of Work, dated January 31, 1995 from ESC to DiviCom, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       10.8* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276)**

       10.9* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

       10.10* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of EchoStar, Registration No. 333-03584).

       10.11* Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit
                  10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

       10.12* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting Corporation, a Delaware corporation ("DBSC") and Martin Marrieta Corporation (incorporated by reference to Exhibit
                  10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

                                 EXHIBIT INDEX


    Exhibit No.                   Description
    -----------                   -----------

       10.13* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.14* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.15* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.16* Purchase Agreement, dated November 30, 1998, by and among American Sky Broadcasting, LLC ("ASkyB"), The News Corporation Limited ("News Corporation"), MCI Telecommunications Corporation and EchoStar (incorporated by reference to Exhibit
                  10.1 to the Current Report on Form 8-K filed by EchoStar on December 1, 1998, Commission File No. 0-26176).

       10.17* Voting Agreement, dated November 30, 1998, among EchoStar, AskyB, News Corporation and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of December 1, 1998).

       10.18* Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

       10.19* First Amendment, dated June 23, 1999, to the Purchase Agreement dated November 30, 1998, by and among American Sky Broadcasting, LLC, The News Corporation Limited, MCI Telecommunications Corporation, and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

       10.20* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI Telecommunications Corporation, American Sky Broadcasting, LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

       10.21* Satellite Construction Contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

       10.22* Satellite Construction Contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

       10.23* Satellite Construction Contract dated as of February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

       10.24* Agreement dated as of February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation (incorporated by reference to Exhibit
                  10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

                                 EXHIBIT INDEX


    Exhibit No.                   Description
    -----------                   -----------

       21+        Subsidiaries of EchoStar Communications Corporation.

       24.1+ Powers of Attorney authorizing signature of O. Nolan Daines and Raymond L. Friedlob.

----------

*        Incorporated by reference.

**       Constitutes a management contract or compensatory plan or arrangement.

+        Filed herewith.