Form 10-Q
period 2001-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2001-05-03
CIK 1001082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

AS OF APRIL 27, 2001, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 236,708,581 SHARES OF CLASS A COMMON STOCK AND 238,435,208 SHARES OF CLASS B COMMON STOCK.

================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 2000 and March 31, 2001 (Unaudited).................................................      1

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2000 and 2001 (Unaudited)...........................................      2

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 2001 (Unaudited)...........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............     14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................     22


                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     24

Item 2.  Changes in Securities and Use of Proceeds..........................................................   None

Item 3.  Defaults Upon Senior Securities....................................................................   None

Item 4.  Submission of Matters to a Vote of Security Holders................................................   None

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     29

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                                                 DECEMBER 31,    MARCH 31,
                                                                                    2000           2001
                                                                                 -----------    -----------
                                                                                                (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents .................................................   $   856,818    $   801,081
   Marketable investment securities ..........................................       607,357        493,544
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $31,241 and $21,766, respectively .......................................       278,614        251,800
   Insurance receivable ......................................................       106,000        106,000
   Inventories ...............................................................       161,161        149,243
   Other current assets ......................................................        50,827         51,471
                                                                                 -----------    -----------
Total current assets .........................................................     2,060,777      1,853,139
Restricted cash and marketable investment securities .........................         3,000          3,000
Cash reserved for satellite insurance (Note 4) ...............................        82,393         78,295
Property and equipment, net ..................................................     1,511,303      1,619,556
FCC authorizations, net ......................................................       709,984        705,374
Other noncurrent assets ......................................................       298,493        233,987
                                                                                 -----------    -----------
     Total assets ............................................................   $ 4,665,950    $ 4,493,351
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Trade accounts payable ....................................................   $   226,568    $   120,339
   Deferred revenue ..........................................................       283,895        330,000
   Accrued expenses ..........................................................       691,482        689,594
   Current portion of long-term debt .........................................        21,132         17,375
                                                                                 -----------    -----------
Total current liabilities ....................................................     1,223,077      1,157,308

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes ...................................................       375,000        375,000
   9 3/8% Ten Year Notes .....................................................     1,625,000      1,625,000
   4 7/8%  Convertible Notes .................................................     1,000,000      1,000,000
   10 3/8% Seven Year Notes ..................................................     1,000,000      1,000,000
   Mortgages and other notes payable, net of current portion .................        14,812         14,585
   Long-term deferred distribution and carriage revenue and other long-term
    liabilities ..............................................................        56,329         75,974
                                                                                 -----------    -----------
Total long-term obligations, net of current portion ..........................     4,071,141      4,090,559
                                                                                 -----------    -----------
     Total liabilities .......................................................     5,294,218      5,247,867

Commitments and Contingencies (Note 5)

Stockholders' Deficit:
   6 3/4% Series C Cumulative Convertible Preferred Stock, 218,951 and 199,182
    shares issued and outstanding, respectively ..............................        10,948          9,959
   Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized,
    235,749,557 and 236,360,794 shares issued and outstanding, respectively ..         2,357          2,364
   Class B Common Stock, $.01 par value, 800,000,000 shares authorized,
     238,435,208 shares issued and outstanding ...............................         2,384          2,384
   Class C common Stock, $.01 par value, 800,000,000 shares authorized, none
   outstanding ...............................................................            --             --
   Additional paid-in capital ................................................     1,700,367      1,702,246
   Deferred stock-based compensation .........................................       (58,193)       (50,137)
   Accumulated other comprehensive loss ......................................       (60,580)       (28,562)
   Accumulated deficit .......................................................    (2,225,551)    (2,392,770)
                                                                                 -----------    -----------
Total stockholders' deficit ..................................................      (628,268)      (754,516)
                                                                                 -----------    -----------
     Total liabilities and stockholders' deficit .............................   $ 4,665,950    $ 4,493,351
                                                                                 ===========    ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     2000            2001
                                                                  -----------    -------------
REVENUE:
   DISH Network:
     Subscription television services ...........................   $ 476,874    $ 794,448
     Other ......................................................       1,313        2,483
                                                                    ---------    ---------
   Total DISH Network ...........................................     478,187      796,931
   DTH equipment sales and integration services .................      62,704       41,019
   Other ........................................................      24,830       23,980
                                                                    ---------    ---------
Total revenue ...................................................     565,721      861,930

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ................................     201,574      316,335
     Customer service center and other ..........................      56,049       64,782
     Satellite and transmission .................................      12,476        9,095
                                                                    ---------    ---------
   Total DISH Network operating expenses ........................     270,099      390,212
   Cost of sales - DTH equipment and integration services .......      46,222       28,836
   Cost of sales - other ........................................       8,116       15,929
   Marketing:
     Subscriber promotion subsidies - promotional DTH equipment ..    172,138      190,265
     Subscriber promotion subsidies - other .....................      77,949       82,966
     Advertising and other ......................................      23,170       26,927
                                                                    ---------    ---------
   Total marketing expenses .....................................     273,257      300,158
   General and administrative ...................................      55,577       75,672
   Non-cash, stock-based compensation ...........................      14,009        7,456
   Depreciation and amortization ................................      40,458       58,850
                                                                    ---------    ---------
Total costs and expenses ........................................     707,738      877,113
                                                                    ---------    ---------

Operating loss ..................................................    (142,017)     (15,183)

Other Income (Expense):
   Interest income ..............................................      18,998       24,564
   Interest expense .............................................     (61,513)     (83,097)
   Other ........................................................        (543)     (93,276)
                                                                    ---------    ---------
Total other income (expense) ....................................     (43,058)    (151,809)
                                                                    ---------    ---------

Loss before income taxes ........................................    (185,075)    (166,992)
Income tax provision, net .......................................         (55)         (49)
                                                                    ---------    ---------
Net loss ........................................................    (185,130)    (167,041)

6 3/4% Series C Cumulative Convertible Preferred Stock
   dividends ....................................................        (493)        (178)
                                                                    ---------    ---------

Numerator for basic and diluted loss per share - loss
   attributable to common shareholders ..........................   $(185,623)   $(167,219)
                                                                    =========    =========

Denominator for basic and diluted loss per share -
   weighted-average common shares outstanding ...................     465,768      474,563
                                                                    =========    =========
Net loss per common share:
                                                                    ---------    ---------
   Basic and diluted net loss ...................................   $   (0.40)   $   (0.35)
                                                                    =========    =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                            2000          2001
                                                                                         ----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................................       $(185,130)   $(167,041)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Deferred stock-based compensation recognized ...................................          13,709        7,456
   Loss due to decline in the estimated fair value of strategic investments .......              --       91,803
   Depreciation and amortization ..................................................          40,458       58,850
   Amortization of debt discount and deferred financing costs .....................           1,534        1,878
   Employee benefits funded by issuance of Class A Common Stock ...................           7,280           --
   Change in reserve for excess and obsolete inventory ............................             303          679
   Change in long-term deferred satellite services revenue and other long-term
     liabilities ..................................................................           7,448       19,645
   Other, net .....................................................................             990        1,348
   Changes in current assets and current liabilities, net .........................           8,831      (34,941)
                                                                                          ---------    ---------
Net cash flows from operating activities ..........................................        (104,577)     (20,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities .....................................        (218,888)    (706,698)
Sales of marketable investment securities .........................................         198,107      820,126
Purchases of property and equipment ...............................................         (36,900)    (148,600)
Change in cash reserved for satellite insurance due to depreciation on related
satellites (Note 4) ...............................................................              --        4,098
Investment in Wildblue Communications .............................................         (50,000)          --
Investment in Replay TV ...........................................................         (10,000)          --
Other .............................................................................            (694)      (1,675)
                                                                                          ---------    ---------
Net cash flows from investing activities ..........................................        (118,375)     (32,749)


CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of mortgage indebtedness and notes payable .............................          (4,236)      (3,984)
Net proceeds from Class A Common Stock options exercised and Class A Common
   Stock issued to Employee Stock Purchase Plan ...................................           2,170        1,497
Other .............................................................................            (493)        (178)
                                                                                          ---------    ---------
Net cash flows from financing activities ..........................................          (2,559)      (2,665)
                                                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents ..............................        (225,511)     (55,737)
Cash and cash equivalents, beginning of period ....................................         905,299      856,818
                                                                                          ---------    ---------
Cash and cash equivalents, end of period ..........................................       $ 679,788    $ 801,081
                                                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   6 3/4% Series C Cumulative Convertible Preferred Stock dividends ...............       $      --    $     178
   Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to
     Class A common stock .........................................................              --          989
   Forfeitures of deferred non-cash, stock-based compensation .....................              --          600
   Class A Common Stock issued related to acquisition of Kelly Broadcasting
     Systems, Inc. ................................................................          31,556           --


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

    The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include two interrelated business units (Note 6):

o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of March 31, 2001, we had approximately 5.7 million DISH Network subscribers.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Investment Securities

         As of March 31, 2001, EchoStar has classified all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholders' deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized losses totaled approximately $29 million as of March 31, 2001. Approximately $19 million of these unrealized losses relate to a decline in the value of OpenTV. EchoStar acquired that stock in connection with the establishment of a strategic relationship with OpenTV which did not involve an investment of cash by EchoStar.

         In accordance with generally accepted accounting principles, declines in the market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. EchoStar reviewed the fair value of its marketable investment securities as of March 31, 2001 and determined that some declines in market value have occurred which may be other than temporary. As such, EchoStar established a new cost basis for these securities, and accordingly reduced its previously recorded unrealized loss and recorded a charge to earnings of approximately $32.4 million during the three months ended March 31, 2001.

         EchoStar also has made strategic equity investments in certain non-marketable investment securities including Wildblue Communications, StarBand Communications, VisionStar, Inc. and Replay TV. The original cost basis of EchoStar's investments in these non-marketable investment securities totaled approximately $116 million. The securities of these companies are not publicly traded. EchoStar's ability to create realizable value for its strategic investments in companies that are not public is dependent on the success of their business plans and ability to obtain sufficient capital to execute their business plans. StarBand and Wildblue recently cancelled their planned initial public stock offerings. As a result of the cancellation of those offerings and other factors, during the three months ended March 31, 2001, EchoStar recorded a non-recurring charge of approximately $59.4 million to reduce the carrying value of certain of these non-marketable investment securities to their estimated fair values. StarBand and Wildblue need to obtain significant additional capital in the near term. Absent such funding, additional write-downs of EchoStar's investments could be necessary.

Comprehensive Income (Loss)

         The components of comprehensive loss, net of tax, are as follows (in thousands):



                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 ----------------------
                                                                                   2000         2001
                                                                                 ---------    ---------
                                                                                      (Unaudited)
Net loss .....................................................................   $(185,130)   $(167,041)
Unrealized holding losses on available-for-sale securities arising during
   period ....................................................................       1,463         (385)
Reclassification adjustment for impairment losses on available-for-sale
    securities included in net loss ..........................................          --       32,403
                                                                                 ---------    ---------
Comprehensive loss ...........................................................   $(183,667)   $(135,023)
                                                                                 =========    =========

         Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Basic and Diluted Loss Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128") requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or warrants were exercised or convertible securities were converted to common stock, resulting in the issuance of common stock that then would share in any earnings of the Company. We had net losses for the three months ending March 31, 2000 and 2001. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive.

         As of March 31, 2001 and 2000, options to purchase a total of approximately 24,825,000 and 27,861,000 shares of Class A common stock were outstanding, respectively. Approximately 3,269,000 and 5,713,000 shares of Class A common stock were issuable upon conversion of the 6 3/4 Series C Cumulative Convertible Preferred Stock as of March 31, 2001 and 2000, respectively. As of March 31, 2001, the 4 7/8% Convertible Subordinated Notes are convertible into approximately 22 million shares of Class A common stock.

3.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                             DECEMBER 31,   MARCH 31,
                                                                 2000         2001
                                                             ------------  ----------
Finished goods - DBS .......................................   $  96,362    $  88,727
Raw materials ..............................................      40,247       43,195
Finished goods - reconditioned and other ...................      23,101       18,905
Work-in-process ............................................       8,879        6,178
Consignment ................................................       2,478        1,465
Reserve for excess and obsolete inventory ..................      (9,906)      (9,227)
                                                               ---------    ---------
                                                               $ 161,161    $ 149,243
                                                               =========    =========

4.       SATELLITE INSURANCE

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

         Based on the carriers' actions, EchoStar has added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

         The indentures related to the outstanding senior notes of EDBS contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar has procured normal and customary launch insurance for EchoStar
VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. EchoStar is currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. To satisfy insurance covenants related to the outstanding EDBS senior notes, as of March 31, 2001, EchoStar has reclassified approximately $78 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. The reclassification will continue until such time, if ever, as the insurers are again willing to insure EchoStar's satellites on commercially reasonable terms. The amount of cash reserved for satellite insurance will be increased by approximately $60 million in the event EchoStar has not procured satellite insurance by July 2001. EchoStar believes it has in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of its in-orbit satellites was to fail. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite and programming continuity could not be assured in the event of multiple satellite losses.

5.       COMMITMENTS AND CONTINGENCIES

VisionStar

         During November 2000, one of EchoStar's wholly owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 W.L. orbital slot. Together with VisionStar, EchoStar has requested FCC approval to acquire control over VisionStar by increasing its ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. EchoStar has also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expects to provide additional funding to VisionStar in the future. EchoStar is not obligated to

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. EchoStar currently expects to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expects that it may spend approximately $79.5 million during 2001 for that purpose subject to, among other things, FCC action.

DirecTV

         During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. EchoStar subsequently amended the Complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment asking that the Court enter judgment in DirecTV's favor on certain of EchoStar's claims. DirecTV's motion for summary judgment remains pending.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on June 13, 2001. The amount of damages DirecTV is seeking is as yet unquantified. However, in an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV has claimed damages totaling hundreds of millions of dollars. It is too early in the litigation to make an assessment of the probable outcome. EchoStar and KBS intend to vigorously defend against DirecTV's allegations in the litigation and in the arbitration.

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

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and continued through April 13, 2001. The hearing could not be completed during that time period and has been continued until August 7, 2001, when it will resume until it is presumably completed. While there can be no assurance that the attorneys will not continue to claim a right to hundreds of millions of dollars, the damage model the attorneys presented during the arbitration was for $56 million. EchoStar believes that even that amount significantly overstates the amount the attorneys should reasonably be entitled to receive under the fee agreement but it is not possible for EchoStar to predict what the decision of the three person arbitrator panel will be with any degree of certainty. EchoStar continues to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)



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

         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of EchoStar's appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of EchoStar's appeal. The Networks have responded to EchoStar's appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to EchoStar's constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001, EchoStar filed its reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to EchoStar's filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, EchoStar filed its supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike EchoStar's supplemental brief or for an opportunity to reply to EchoStar's supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking EchoStar's supplemental reply and denying EchoStar an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for May 24, 2001. EchoStar

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


cannot predict when the Eleventh Circuit will rule on its appeal, but it could be as early as May 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Starsight

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services.

         In December 2000, EchoStar filed suit against Gemstar - TV Guide International, Inc. (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. The Court recently denied a motion by Gemstar to transfer this case to the Western District of North Carolina.

         In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 which all relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. We expect the Atlanta and North Carolina cases will be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001. EchoStar further expects that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by June 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTv and others in the same North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against EchoStar. Nevertheless, Gemstar was recently added by the Court as a party to this lawsuit. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents EchoStar may be subject to substantial damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar in the United States District Court for the District of Delaware. The suit alleges infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. Three of the patents have expired. The trial is expected to commence July 9, 2001. EchoStar is vigorously defending against the suit based, among other things, on non-infringement, invalidity and failure to provide notice of alleged infringement.

         In the event it is ultimately determined that EchoStar infringes on any of these patents, EchoStar may be subject to substantial damages, and/or an injunction with respect to the two unexpired patents, that could require EchoStar to materially modify certain user friendly features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs are alleging breach of contract and breach of the covenant of good faith and fair dealing and are seeking declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that (1) EchoStar charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) EchoStar manipulated the accounts of subscribers to deny payments to class members; and
(3) EchoStar misrepresented to class members who owns certain equipment related to the provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

6.       SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

         Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. During 2000, under this definition, we were operating as three separate business units. However, beginning 2001, it was determined that the chief operating decision maker of our Company regularly evaluates the following two separate business units. All prior year amounts have been restated to conform to the current year presentation.


                                                                ECHOSTAR      ELIMINATIONS
                                                 DISH         TECHNOLOGIES      AND OTHER,     CONSOLIDATED
                                                NETWORK        CORPORATION         NET            TOTAL
                                               ---------      ------------    ------------     ------------
THREE MONTHS ENDED MARCH 31, 2000
  Revenue ..............................       $ 484,448        $  52,469        $  28,804       $ 565,721
  Net income (loss) ....................        (190,764)          (4,494)          10,128        (185,130)

THREE MONTHS ENDED MARCH 31, 2001
  Revenue ..............................       $ 817,991        $  18,728        $  25,211       $ 861,930
  Net income (loss) ....................        (221,867)          (7,788)          62,614        (167,041)


7.       SUBSEQUENT EVENTS

EchoStar VI

         EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April, 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. However, spare transponders and a station-keeping thruster were activated while the anomaly investigation period proceeds. The satellite is equipped with a substantial number of backup transponders and thrusters. Consequently, the anomalous events have not impacted commercial operation of the satellite. However, until the root cause of the most recent anomaly is finally determined, there can be no assurance future similar anomalies will not cause further losses which could impact commercial operation of the satellite.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000.

         Revenue. Total revenue for the three months ended March 31, 2001 was $862 million, an increase of $296 million compared to total revenue for the three months ended March 31, 2000 of $566 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase significantly as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $794 million for the three months ended March 31, 2001, an increase of $317 million compared to the same period in 2000. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network added approximately 460,000 net new subscribers for the three months ended March 31, 2001 compared to approximately 455,000 net subscriber additions during the same period in 2000. As of March 31, 2001, we had approximately 5.7 million DISH Network subscribers compared to approximately 3.9 million at March 31, 2000, an increase of approximately 48%. The subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, assuming the U.S. economy continues to grow at a slow pace, we expect to add approximately 1.5 to
2.0 million net new subscribers during 2001, and to obtain a majority of all net new DBS subscribers.

         Monthly average revenue per subscriber was approximately $48.23 during the three months ended March 31, 2001 and approximately $43.85 during the same period in 2000. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, during both May 2000 and February 2001, the increased availability of local channels by satellite, the successful introduction of our $39.99 per month America's Top 150 programming package during April

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

2000 together with an increase in subscriber penetration in our higher priced Digital Home Plans. While there can be no assurance, we expect our moderate historical increases in revenue per subscriber to continue during 2001 and expect to reach monthly average revenue per subscriber of approximately $50 by the end of December 2001.

         For the three months ended March 31, 2001, DTH equipment sales and integration services totaled $41 million, a decrease of $22 million compared to the same period during 2000. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in international demand for digital set-top boxes as compared to the same period during 2000.

         A significant portion of DTH equipment sales and integration services revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. While we have binding purchase orders from both providers for 2001, we expect overall demand for 2001 to be lower than the same period in 2000. As a result, we expect total DTH equipment sales and integration services revenue to decrease in 2001 compared to 2000. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         In order, among other things, to commence compliance with the injunction issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we have terminated the delivery of distant network channels to certain of our subscribers. Additionally, during 2000, the FCC issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base. In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $390 million during the three months ended March 31, 2001, an increase of $120 million or 44% compared to the same period in 2000. DISH Network operating expenses represented 49% and 57% of subscription television services revenue during the three months ended March 31, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. We expect to continue to control costs and create operating efficiencies. While there can be no assurance, we expect operating expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001.

         Subscriber-related expenses totaled $316 million during the three months ended March 31, 2001, an increase of $114 million compared to the same period in 2000. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% and 42% of subscription television services revenues during the three months ended March 31, 2001 and 2000, respectively. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $65 million during the three months ended March 31, 2001, an increase of $9 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


services revenue during the three months ended March 31, 2001, as compared to 12% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during the remainder of 2001. We continue to work to automate simple phone responses, and intend to increase internet based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and commercial satellite in-orbit insurance premiums. Satellite and transmission expenses totaled $9 million during the three months ended March 31, 2001, a $3 million decrease compared to the same period in 2000. This decrease resulted from the expiration of the commercial in-orbit satellite insurance policies for EchoStar I, EchoStar II and EchoStar III during July 2000. As discussed below, we are currently self-insuring these satellites. Satellite and transmission expenses totaled 1% and 3% of subscription television services revenue during the three months ended March 31, 2001 and 2000, respectively. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue, to increase in the future as additional satellites or digital broadcast centers are placed in service and to the extent we successfully renegotiate commercial in-orbit insurance.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $29 million during the three months ended March 31, 2001, a decrease of $17 million compared to the same period in 2000. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This decrease in cost of sales - DTH equipment and integration services is consistent with the decrease in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 70% and 74% of DTH equipment revenue, during the three months ended March 31, 2001 and 2000, respectively.

         Marketing Expenses. We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $300 million during the three months ended March 31, 2001, an increase of $27 million compared to the same period in 2000. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies - promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $27 million and $23 million during the three months ended March 31, 2001 and 2000, respectively.

         During the three months ended March 31, 2001, our marketing promotions included our Digital Home Plan, Free Now and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. This promotion was re-named the Digital Home Plan effective February 1, 2001. The Digital Home Plan offers four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment.

         During February 2001, we announced our Free Now promotion offering all new subscribers a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must provide a valid major credit card and make a one-year commitment to subscribe to either our America's Top 150 programming package or our America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month. Subscriber acquisition costs are materially higher under this plan compared to historical promotions. To the extent that actual consumer participation levels exceed present expectations, subscriber

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the Free Now promotion, we intend to continue it through at least May 2001.

         We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - promotional DTH equipment, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the three months ended March 31, 2001, our subscriber acquisition costs totaled approximately $297 million, or approximately $432 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Comparatively, our subscriber acquisition costs during the three months ended March 31, 2000, prior to the introduction of our Digital Home Plan, totaled $273 million, or approximately $467 per new subscriber activation. The increase in our total subscriber acquisition expenses principally resulted from strong DISH Network subscriber growth during the three months ended March 31, 2001. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2001 will remain in a range consistent with our 2000 average of approximately $452 per new subscriber activation.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our Free Now program, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $76 million during the three months ended March 31, 2001, an increase of $20 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% and 10% of total revenue during the three months ended March 31, 2001 and 2000, respectively. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended March 31, 2001 and 2000 we recognized $7 million and $14 million, respectively, under this performance-based plan.

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



                                                                  MARCH 31,
                                                               2000       2001
                                                              -------    -------
Customer service center and other ........................    $   655    $   233
Satellite and transmission ...............................        655        466
General and administrative ...............................     12,699      6,757
                                                              -------    -------
   Total non-cash, stock-based compensation ..............    $14,009    $ 7,456
                                                              =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $351 million during the three months ended March 31, 2001, an increase of 89% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the three months ended March 31, 2001 compared to 33% during the same period in 2000. We believe that pre-marketing cash flow can help to measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to remain near the current level during the remainder of 2001.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $51 million during the three months ended March 31, 2001, compared to negative $88 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the three months ended March 31, 2001 and 2000 does not include approximately $7 million and $14 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. While there can be no assurance, we expect to continue to have positive EBITDA for the year ended December 31, 2001. As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $59 million during the three months ended March 31, 2001, a $19 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets placed in service during late 2000.

         Other Income and Expense. Other expense, net, totaled $152 million during the three months ended March 31, 2001, an increase of $109 million compared to the same period in 2000. This increase primarily resulted from impairment losses on marketable and non-marketable investment securities of approximately $92 million, as discussed below, and from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes due 2007 in September 2000. This increase in interest expense was partially offset by an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

         As of March 31, 2001, our unrestricted cash, cash equivalents and marketable investment securities totaled $1.295 billion compared to $1.464 billion as of December 31, 2000. For the three months ended March 31, 2001 and 2000, we reported net cash flows from operating activities of negative $20 million and negative $105 million, respectively. The decrease in net cash flow used in operating activities reflects, among other things, an increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which is large enough to support the cost of new and existing subscribers.

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


required to fund our remaining 2001 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of a general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

         Subscriber Turnover

         Our percentage churn for the three months ended March 31, 2001 was generally consistent with our percentage churn for the same period in 2000. We believe that our percentage churn continues to be lower than satellite and cable industry averages. While we have successfully managed churn within a narrow range historically, our maturing subscriber base, a slowing economy, the effects of rapid growth, bounty programs offered by competitors and other factors could cause future increases in churn. Further, we expect a temporary increase in our percentage churn during the second quarter of 2001 due in part to price increases in certain of our programming packages, which went into effect on February 1, 2001. Finally, impacts from our litigation with the networks in Miami, new FCC rules governing the delivery of superstations and other factors, could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn. While there can be no assurance, notwithstanding the issues discussed above we have and expect to be able to continue to manage our percentage churn below industry averages during the remainder of 2001.

         Subscriber Acquisition Costs

         As previously described, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were $432 per new subscriber activation during the three months ended March 31, 2001. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2001 will remain in a range consistent with our 2000 average of approximately $452 per new subscriber activation. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we continue or expand our Free Now promotion, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

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

         Digital Home Plan

         During July 2000, we announced the commencement of our new Digital Dynamite promotion, which was re-named the Digital Home Plan effective February 1, 2001. The Digital Home Plan offers four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment. Our Digital Home Plan promotion allows us to capitalize and depreciate over 4 years equipment costs that would otherwise be expensed at the time of sale, but also results in increased capital expenditures. Capital expenditures under our Digital Home Plan promotion totaled approximately $62.7 million for the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         Conditional Access System

         The access control system is central to the security network that prevents unauthorized viewing of programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. If other measures are not successful, it could be necessary to replace the credit card size card that controls the security of each consumer set top box at a material cost to us.

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

         Obligations and Future Capital Requirements

         Semi-annual cash debt service of approximately $94 million related to our 9 1/4% Senior Notes due 2006 (Seven Year Notes) and our 9 3/8% Senior Notes due 2009 (Ten Year Notes), is payable in arrears on February 1 and August 1 each year. Semi-annual cash debt service requirements of approximately $24 million related to our 4 7/8% Convertible Subordinated Notes due 2007 is payable in arrears on January 1 and July 1 of each year. Semi-annual cash debt service of approximately $52 million related to our 10 3/8% Senior Notes due 2007 is payable in arrears on April 1 and October 1 of each year, commencing April 1, 2001. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes.

         The indentures related to our 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and our 9 3/8% Senior Notes due 2009 (the "Ten Year Notes") (collectively, the "Seven and Ten Year Notes Indentures") contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own. Insurance coverage is therefore required for at least three of our six satellites currently in orbit. We have procured normal and customary launch insurance for EchoStar VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. We are currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. During 2000, to satisfy insurance covenants related to the outstanding EchoStar DBS senior notes, we reclassified the depreciated cost of two of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of March 31, 2001, cash reserved for satellite insurance totaled approximately $78 million. The reclassifications will continue until such time, if ever, as the insurers are again willing to insure our satellites on commercially reasonable terms. The amount of cash reserved for satellite insurance will be increased by approximately $60 million in the event we have not procured satellite insurance by July 2001. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites was to fail. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite and programming continuity could not be assured in the event of multiple satellite losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         We utilized $91 million of satellite vendor financing for our first four satellites. As of March 31, 2001, approximately $22 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. Those in orbit payments are contingent on the continued health of the satellite.

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

         During the remainder of 2001, we anticipate total capital expenditures of between $450-$750 million depending upon the strength of the economy and other factors. We expect approximately 40% of that amount to be utilized for satellite construction and approximately 60% for EchoStar receiver systems in connection with our Digital Home Plan and for general corporate expansion. Our anticipated capital expenditures related to the Digital Home Plan promotion may materially increase to the extent this promotion is successful and to the extent that we continue or expand our Digital Home Plan promotion.

         In addition to our DBS business plan, we have licenses, or applications pending with the FCC, for a two satellite FSS Ku-band satellite system and a two satellite FSS Ka-band satellite system. We will need to raise additional capital to fully construct these satellites. During February 2000, we announced agreements for the construction and delivery of three new satellites. Two of these satellites, EchoStar VII and EchoStar VIII, will be advanced, high-powered DBS satellites. The third satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite.

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

         We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances, and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent, among other things, upon our ability to retain existing DISH Network subscribers, our ability to manage the growth of our subscriber base, and our ability to grow our ETC and Satellite Services businesses. During the first quarter of 2001, subscriber growth was strong. To the extent future subscriber growth exceeds our expectations, it may be necessary for us to raise additional capital to fund increased working capital requirements. There may be a number of other factors, some of which are beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. If cash generated from our operations is not sufficient to meet our debt service requirements or other obligations, we would be required to obtain cash from other financing sources. If we were required to raise capital today a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that such financing would be available on terms acceptable to us, or if available, that the proceeds of such financing would be sufficient to enable us to meet all of our obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of March 31, 2001, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of $1.295 billion. Of that amount, a total of $1.204 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At March 31, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. During the three months ending March 31, 2000 and 2001, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of the portfolio, or on our income derived from this portfolio.

         We also invest in debt and equity of public and private companies for strategic business purposes. As of March 31, 2001, we held strategic debt and equity investments of public companies with a fair value of approximately $91 million. We acquired stock in one of those companies, OpenTV, in connection with establishment of a strategic relationship which did not involve the investment of cash by us. None of these investments accounted for more than 40% of the total fair value of the portfolio. We may make additional strategic investments in other debt and equity securities in the future.

         The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $8 million. The fair value of our strategic debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $9.1 million decrease in the fair value of that portfolio.

         In accordance with generally accepted accounting principles, declines in the market value of a marketable investment securities which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We reviewed the fair value of our marketable investment securities as of March 31, 2001 and determined that some declines in market value have occurred which may be other than temporary. As a result, we established a new cost basis for certain of these investments, and accordingly reduced our previously recorded unrealized loss and recorded a charge to earnings of approximately $32.4 million during the three months ended March 31, 2001. We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

         In addition to the $1.295 billion, we have made strategic equity investments in certain non-marketable investment securities including Wildblue Communications, StarBand Communications, VisionStar, Inc. and Replay TV. The original cost basis of our investments in these non-marketable investment securities totaled approximately $116 million. The securities of these companies are not publicly traded. Our ability to create realizable value for our strategic investments in companies that are not public is dependent on the success of their business plans. Among other things, there is relatively greater risk that those companies may not be able to raise sufficient capital to fully finance their business plans and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will be able to obtain full value for them. StarBand and Wildblue recently cancelled their planned initial public stock offerings. As a result of the cancellation of those offerings and other factors, during the three months ended March 31, 2001, we recorded a non-recurring charge of approximately $59.4 million to reduce the carrying value of certain of our non-marketable investment securities to their estimated fair values. Starband and Wildblue need to obtain significant additional capital in the near term. Absent such funding, additional write-downs of our investments could be necessary.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DirecTV

         During February 2000, we filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying our merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. We are seeking injunctive relief and monetary damages. We subsequently amended the Complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on us. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, however, DirecTV filed a motion for summary judgment asking that the Court enter judgment in DirecTV's favor on certain of our claims. DirecTV's motion for summary judgment remains pending.

         The DirecTV defendants filed a counterclaim against us. DirecTV alleges that we tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. DirecTV alleges that we "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that we have falsely advertised to consumers about our right to offer network programming. DirecTV further alleges that we improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that we have been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on June 13, 2001. The amount of damages DirecTV is seeking is as yet unquantified. However, in an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV has claimed damages totaling hundreds of millions of dollars. It is too early in the litigation to make an assessment of the probable outcome. We and KBS intend to vigorously defend against DirecTV's allegations in the litigation and in the arbitration.

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

         During mid-1999, we initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and continued through April 13, 2001. The hearing could not be completed during that time period and has been continued until August 7, 2001, when it will resume until it is presumably completed. While there can be no assurance that the attorneys will not continue to claim a right to hundreds of millions of dollars, the damage model the attorneys presented during the arbitration was for $56 million. We believe that even that amount significantly overstates the amount the attorneys should reasonably be entitled to receive under the fee agreement but it is not possible for us to predict what the decision of the three person arbitrator panel will be with any degree of certainty. We continue to vigorously contest the attorneys' interpretation of the fee arrangement, which we believe significantly overstates the magnitude of our liability.

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

                           PART II - OTHER INFORMATION


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

                           PART II - OTHER INFORMATION

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

         During November 2000, we filed our appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of our appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of our appeal. The Networks have responded to our appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to our constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001, we filed our reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to our filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, we filed our supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike our supplemental brief or for an opportunity to reply to our supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking our supplemental reply and denying us an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for May 24, 2001. We cannot predict when the Eleventh Circuit will rule on our appeal, but it could be as early as May 2001. Our appeal effort may not be successful and we may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Starsight

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide, filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121

                           PART II - OTHER INFORMATION


Patent") which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services.

         In December 2000, we filed suit against Gemstar - TV Guide International, Inc. (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. The Court recently denied a motion by Gemstar to transfer this case to the Western District of North Carolina.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission
(ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 which all relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. EchoStar expects the Atlanta and North Carolina cases will be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. We expect the ITC action to go to trial by the end of 2001. We further expect that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by June 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. We have examined these patents and believe they are not infringed by any of our products or services. We will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against us, DirecTv and others in the same North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is our understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against us. Nevertheless, Gemstar was recently added by the Court as a party to this lawsuit. We have examined these patents and believe that they are not infringed by any of our products or services. We intend to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that we infringe on any of the aforementioned patents we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain user friendly electronic programming guide and related features we currently offer to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against us in the United States District Court for the District of Delaware. The suit alleges infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. Three of the patents have expired. The trial is expected to commence July 9, 2001. We are vigorously defending against the suit based, among other things, on non-infringement, invalidity and failure to provide notice of alleged infringement.

         In the event it is ultimately determined that we infringe on any of these patents, we may be subject to substantial damages, and/or an injunction with respect to the two unexpired patents, that could require us to materially modify certain user friendly features we currently offer to consumers. It is too early to make an assessment of the probable outcome of the suit.

                           PART II - OTHER INFORMATION

Retailer Class Actions

         We have been sued by retailers in three separate class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs are alleging breach of contract and breach of the covenant of good faith and fair dealing and are seeking declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. We intend to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment, who contract with the us and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that (1) we charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) we manipulated the accounts of subscribers to deny payments to class members; and (3) we misrepresented to class members who owns certain equipment related to the provision of satellite television services. The plaintiff is requesting a permanent injunction and monetary damages. We intend to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers allege that all other impairment to the satellite occurred after expiration of the policy period and is not covered. We strongly disagree with the position of the insurers and have filed an arbitration claim against them for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

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

                           PART II - OTHER INFORMATION


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

         Based on the carriers' actions, we have added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, we filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While we believe we are entitled to the full amount claimed under the EchoStar IV insurance policy and believe the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on our other satellites, there can be no assurance as to the outcome of these proceedings. During March 2001, we voluntarily dismissed the antitrust lawsuit without prejudice. We have the right to re-file an antitrust action against the insurers again in the future.

         We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.




       10.1+ Contract for Launch Services, dated January 31, 2001, between Lockheed Martin's International Launch Services and EchoStar Orbital Corporation. **

----------

         +        Filed herewith.
         **       Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.


(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ECHOSTAR COMMUNICATIONS CORPORATION


                              By:  /s/ David K. Moskowitz
                                 -------------------------------------------
                                   David K. Moskowitz
                                   Senior Vice President, General Counsel,
                                   Secretary and Director
                                   (Duly Authorized Officer)


                              By:  /s/ Michael R. McDonnell
                                 -------------------------------------------
                                   Michael R. McDonnell
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (Principal Financial Officer)

Date:  May 3, 2001

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 10.1+           Contract for Launch Services, dated January 31, 2001, between
                 Lockheed Martin's International Launch Services and EchoStar
                 Orbital Corporation. **

----------

   +             Filed herewith.
   **            Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.