Form 10-Q
period 2001-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 2001-07-19
CIK 1001082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         AS OF JULY 13, 2001, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 240,306,159 SHARES OF CLASS A COMMON STOCK AND 238,435,208 SHARES OF CLASS B COMMON STOCK.

================================================================================

                                TABLE OF CONTENTS

                                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          December 31, 2000 and June 30, 2001 (Unaudited)..............................................     1

        Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 2000 and 2001 (Unaudited)................................     2

        Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2000 and 2001 (Unaudited)..........................................     3

        Notes to Condensed Consolidated Financial Statements (Unaudited)...............................     4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........    16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    27

                                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................    29

Item 2. Changes in Securities and Use of Proceeds......................................................  None

Item 3. Defaults Upon Senior Securities................................................................  None

Item 4. Submission of Matters to a Vote of Security Holders............................................    34

Item 5. Other Information..............................................................................  None

Item 6. Exhibits and Reports on Form 8-K...............................................................    35

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         DECEMBER 31,       JUNE 30,
                                                                                             2000             2001
                                                                                         -----------      -----------
                                                                                                          (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents .......................................................     $   856,818      $ 1,492,560
   Marketable investment securities ................................................         607,357          823,307
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $31,241 and $25,940, respectively .............................................         278,614          273,689
   Insurance receivable ............................................................         106,000          106,000
   Inventories .....................................................................         161,161          150,319
   Other current assets ............................................................          50,827           60,861
                                                                                         -----------      -----------
Total current assets ...............................................................       2,060,777        2,906,736
Restricted cash and marketable investment securities ...............................           3,000            2,035
Cash reserved for satellite insurance (Note 4) .....................................          82,393           74,196
Property and equipment, net ........................................................       1,511,303        1,716,077
FCC authorizations, net ............................................................         709,984          700,264
Other noncurrent assets ............................................................         298,493          247,339
                                                                                         -----------      -----------
     Total assets ..................................................................     $ 4,665,950      $ 5,646,647
                                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Trade accounts payable ..........................................................     $   226,568      $   186,515
   Deferred revenue ................................................................         283,895          339,769
   Accrued expenses ................................................................         691,482          734,918
   Current portion of long-term debt ...............................................          21,132           15,794
                                                                                         -----------      -----------
Total current liabilities ..........................................................       1,223,077        1,276,996

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes .........................................................         375,000          375,000
   9 3/8% Ten Year Notes ...........................................................       1,625,000        1,625,000
   10 3/8% Convertible Notes ......................................................        1,000,000        1,000,000
   4 7/8% Convertible Notes .......................................................        1,000,000        1,000,000
   5 3/4% Convertible Notes ........................................................              --        1,000,000
   Mortgages and other notes payable, net of current portion .......................          14,812           13,388
   Long-term deferred distribution and carriage revenue and other long-term
     liabilities ...................................................................          56,329           80,633
                                                                                         -----------      -----------
Total long-term obligations, net of current portion ................................       4,071,141        5,094,021
                                                                                         -----------      -----------
     Total liabilities .............................................................       5,294,218        6,371,017

Commitments and Contingencies (Note 5)

Stockholders' Deficit:
   6 3/4% Series C Cumulative Convertible Preferred Stock, 218,951 and 111,566
     shares issued and outstanding, respectively ...................................          10,948            5,578
   Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized,
     235,749,557 and 238,446,218 shares issued and outstanding, respectively .......           2,357            2,384
   Class B Common Stock, $.01 par value, 800,000,000 shares authorized,
     238,435,208 shares issued and outstanding .....................................           2,384            2,384
   Class C common Stock, $.01 par value, 800,000,000 shares authorized, none
     outstanding ...................................................................              --               --
   Additional paid-in capital ......................................................       1,700,367        1,709,706
   Deferred stock-based compensation ...............................................         (58,193)         (41,680)
   Accumulated other comprehensive loss ............................................         (60,580)         (12,063)
   Accumulated deficit .............................................................      (2,225,551)      (2,390,679)
                                                                                         -----------      -----------
Total stockholders' deficit ........................................................        (628,268)        (724,370)
                                                                                         -----------      -----------
     Total liabilities and stockholders' deficit ...................................     $ 4,665,950      $ 5,646,647
                                                                                         ===========      ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                      ----------------------------     ----------------------------
                                                                          2000             2001            2000             2001
                                                                      -----------      -----------     -----------      -----------
REVENUE:
   DISH Network:
     Subscription television services ...........................     $   555,309      $   883,055     $ 1,032,183      $ 1,677,503
     Other ......................................................           2,169            3,245           3,482            5,728
                                                                      -----------      -----------     -----------      -----------
   Total DISH Network ...........................................         557,478          886,300       1,035,665        1,683,231
   DTH equipment sales and integration services .................          60,034           47,159         122,738           88,178
   Other ........................................................          28,617           32,813          53,447           56,793
                                                                      -----------      -----------     -----------      -----------
Total revenue ...................................................         646,129          966,272       1,211,850        1,828,202

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ................................         231,450          358,634         433,024          674,969
     Customer service center and other ..........................          68,371           69,914         124,420          134,696
     Satellite and transmission .................................          13,895            8,821          26,371           17,916
                                                                      -----------      -----------     -----------      -----------
   Total DISH Network operating expenses ........................         313,716          437,369         583,815          827,581
   Cost of sales - DTH equipment and integration services .......          46,320           31,160          92,542           59,996
   Cost of sales - other ........................................           7,120           22,572          15,236           38,501
   Marketing:
     Subscriber promotion subsidies - promotional DTH
       equipment ................................................         154,568          105,488         326,706          295,753
     Subscriber promotion subsidies - other .....................          73,257          121,366         151,206          204,332
     Advertising and other ......................................          24,471           26,877          47,641           53,804
                                                                      -----------      -----------     -----------      -----------
   Total marketing expenses .....................................         252,296          253,731         525,553          553,889
   General and administrative ...................................          58,176           87,677         113,753          163,349
   Non-cash, stock-based compensation ...........................          13,022            7,011          27,031           14,467
   Depreciation and amortization ................................          41,710           62,839          82,168          121,689
                                                                      -----------      -----------     -----------      -----------
Total costs and expenses ........................................         732,360          902,359       1,440,098        1,779,472
                                                                      -----------      -----------     -----------      -----------

Operating income (loss) .........................................         (86,231)          63,913        (228,248)          48,730

Other Income (Expense):
   Interest income ..............................................          16,947           22,196          35,945           46,760
   Interest expense, net of amounts capitalized .................         (61,502)         (86,058)       (123,015)        (169,155)
   Other ........................................................          (2,038)           2,246          (2,581)         (91,030)
                                                                      -----------      -----------     -----------      -----------
Total other expense .............................................         (46,593)         (61,616)        (89,651)        (213,425)
                                                                      -----------      -----------     -----------      -----------

Income (loss) before income taxes ...............................        (132,824)           2,297        (317,899)        (164,695)
Income tax provision, net .......................................             (36)             (48)            (91)             (97)
                                                                      -----------      -----------     -----------      -----------
Net income (loss) ...............................................        (132,860)           2,249        (317,990)        (164,792)

6 3/4% Series C Cumulative Convertible Preferred Stock
   dividends ....................................................            (240)            (158)           (733)            (336)
                                                                      -----------      -----------     -----------      -----------
Numerator for basic and diluted income (loss) per share -
   income (loss) attributable to common shareholders ............     $  (133,100)     $     2,091     $  (318,723)     $  (165,128)
                                                                      ===========      ===========     ===========      ===========
Denominator for basic income (loss) per share -
   weighted-average common shares outstanding ...................         471,555          475,768         468,661          475,169
                                                                      ===========      ===========     ===========      ===========
Denominator for diluted income (loss) per share -
   weighted-average common shares outstanding ...................         471,555          484,090         468,661          475,169
                                                                      ===========      ===========     ===========      ===========

                                                                      -----------      -----------     -----------      -----------
   Basic and diluted net income (loss) per common share .........     $     (0.28)     $      0.00     $     (0.68)     $     (0.35)
                                                                      ===========      ===========     ===========      ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                         ----------------------------
                                                                                             2000             2001
                                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................................     $  (317,990)     $  (164,792)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Deferred stock-based compensation recognized ....................................          27,031           14,467
   Loss due to decline in the estimated fair value of strategic investments ........              --           92,683
   Depreciation and amortization ...................................................          82,168          121,689
   Amortization of debt discount and deferred financing costs ......................           3,068            3,756
   Employee benefits funded by issuance of Class A Common Stock ....................           7,280            1,200
   Change in long-term deferred distribution and carriage revenue and other
     long-term liabilities .........................................................           6,433           24,304
   Other, net ......................................................................           1,958            9,813
   Changes in current assets and current liabilities, net ..........................          52,758           51,146
                                                                                         -----------      -----------
Net cash flows from operating activities ...........................................        (137,294)         154,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ......................................        (478,825)      (1,298,036)
Sales of marketable investment securities ..........................................         422,782        1,097,344
Purchases of property and equipment ................................................        (114,709)        (302,276)
Change in cash reserved for satellite insurance due to depreciation on related
   satellites (Note 4) .............................................................              --            8,197
Investment in Wildblue Communications ..............................................         (50,000)              --
Investment in Replay TV ............................................................         (10,000)              --
Investment in StarBand Communications ..............................................         (50,045)              --
Other ..............................................................................          (1,445)          (1,497)
                                                                                         -----------      -----------
Net cash flows from investing activities ...........................................        (282,242)        (496,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 5 3/4% Convertible Notes .............................              --          980,000
Repayments of mortgage indebtedness and notes payable ..............................          (7,982)          (6,762)
Net proceeds from Class A Common Stock options exercised and Class A Common
   Stock issued to Employee Stock Purchase Plan ....................................           9,103            4,843
Other ..............................................................................            (732)            (337)
                                                                                         -----------      -----------
Net cash flows from financing activities ...........................................             389          977,744
                                                                                         -----------      -----------

Net (decrease) increase in cash and cash equivalents ...............................        (419,147)         635,742
Cash and cash equivalents, beginning of period .....................................         905,299          856,818
                                                                                         -----------      -----------
Cash and cash equivalents, end of period ...........................................     $   486,152      $ 1,492,560
                                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to
     Class A common stock ..........................................................     $    32,879      $     5,370
   Forfeitures of deferred non-cash, stock-based compensation ......................           5,994            2,046
   Class A Common Stock issued related to acquisition of Kelly Broadcasting
     Systems, Inc. .................................................................          31,556               --

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

    The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include two interrelated business units (Note 7):

     o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of June 30, 2001, we had approximately 6.07 million DISH Network subscribers.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Investment Securities

         As of June 30, 2001, EchoStar has classified all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholders' deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized losses totaled approximately $12 million as of June 30, 2001. Approximately $9 million of these unrealized losses relate to a decline in the value of OpenTV. EchoStar acquired that stock in connection with the establishment of a strategic relationship with OpenTV which did not involve an investment of cash by EchoStar.

         In accordance with generally accepted accounting principles, declines in the market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. EchoStar reviewed the fair value of its marketable investment securities as of June 30, 2001 and determined that some declines in market value have occurred which may be other than temporary. As such, EchoStar established a new cost basis for these securities, and accordingly reduced its previously recorded unrealized loss and recorded a charge to earnings of approximately $856,000 during the three months ended June 30, 2001. During the six months ended June 30, 2001, EchoStar recorded an aggregate charge to earnings for other than temporary declines of approximately $33.3 million.

         EchoStar also has made strategic equity investments in certain non-marketable investment securities including Wildblue Communications, StarBand Communications, VisionStar, Inc. and Replay TV. The original cost basis of EchoStar's investments in these non-marketable investment securities totaled approximately $116 million. The securities of these companies are not publicly traded. EchoStar's ability to create realizable value for its strategic investments in companies that are not public is dependent on the success of their business plans and ability to obtain sufficient capital to execute their business plans. StarBand and Wildblue cancelled their planned initial public stock offerings. As a result of the cancellation of those offerings and other factors, during the six months ended June 30, 2001, EchoStar recorded a non-recurring charge of approximately $59.4 million to reduce the carrying value of certain of these non-marketable investment securities to their estimated fair values. StarBand and Wildblue need to obtain significant additional capital in the near term. Absent such funding, additional write-downs of EchoStar's investments could be necessary. During July 2001, EchoStar announced its intention to invest an additional $50 million in StarBand (Note 8).

Comprehensive Income (Loss)

         The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 ---------------------------
                                                                                    2000              2001
                                                                                 ----------       ----------
                                                                                        (Unaudited)

Net loss......................................................................   $ (317,990)      $ (164,792)
Unrealized holding (losses) gains on available-for-sale securities arising
   during period..............................................................         (676)          15,258
Reclassification adjustment for impairment losses on available-for-sale
    securities included in net loss...........................................           --           33,259
                                                                                 ----------       ----------
Comprehensive loss............................................................   $ (318,666)      $ (116,275)
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

         EchoStar had net losses for the three month period ended June 30, 2000 and for the six month periods ending June 30, 2000 and 2001. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share for these periods since the effect is anti-dilutive. Since EchoStar had net income for the three month period ended June 30, 2001, the potential dilution from stock options exercisable into common stock for the three-month period ending June 30, 2001 was computed using the treasury stock method based on the average fair market value of the Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares (in thousands).

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                            ----------------------    ----------------------
                                                              2000          2001        2000          2001
                                                            --------      --------    --------      --------

Denominator for basic income (loss) per share -
  weighted-average common shares outstanding ..........      471,555       475,768     468,661       475,169
Dilutive impact of options outstanding ................           --         8,322          --            --
                                                            --------      --------    --------      --------
Denominator for diluted income (loss) per share -
  weighted-average common shares outstanding ..........      471,555       484,090     468,661       475,169
                                                            ========      ========    ========      ========

         As of June 30, 2001 and 2000, approximately 1,831,000 and 4,121,000 shares of Class A common stock were issuable upon conversion of the 6 3/4% Series C Cumulative Convertible Preferred Stock, respectively. As of June 30, 2001, the 4 7/8% Convertible Subordinated Notes and the 5 3/4% Convertible Subordinated Notes were convertible into approximately 22 million shares and approximately 23 million shares of Class A common stock, respectively. The effect of the convertible securities is excluded from the computation of diluted earning (loss) per share since the dividends or interest per common share obtainable upon conversion of each security exceeds the basic earnings (loss) per share and the effect is anti-dilutive.

3. INVENTORIES

         Inventories consist of the following (in thousands):

                                             DECEMBER 31,     JUNE 30,
                                                 2000           2001
                                             -----------    -----------

Finished goods - DBS ....................     $  96,362      $  83,590
Raw materials ...........................        40,247         42,442
Finished goods - reconditioned and
 other ..................................        23,101         20,195
Work-in-process .........................         8,879         11,536
Consignment .............................         2,478          1,697
Reserve for excess and obsolete inventory        (9,906)        (9,141)
                                              ---------      ---------
                                              $ 161,161      $ 150,319
                                              =========      =========

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


4. PROPERTY AND EQUIPMENT

EchoStar VI

         EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April, 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. As a result of the anomaly, we believe that one stationkeeping thruster and a pair of transponders are unusable. The satellite is equipped with a substantial number of backup transponders and thrusters. EchoStar VI has also experienced anomalies resulting in the loss of two solar array strings. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of the anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired on July 25, 2000. The insurers refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, EchoStar believes that the carriers colluded and conspired to boycott EchoStar unless EchoStar accepted their offer to settle the EchoStar IV claim for $88 million.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


         Based on the carriers' actions, EchoStar added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

         The indentures related to the outstanding senior notes of EDBS contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar had procured normal and customary launch insurance for EchoStar VI, which expired on July 14, 2001. As a result, EchoStar is currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV, EchoStar V and EchoStar VI. To satisfy insurance covenants related to the outstanding EDBS senior notes, as of June 30, 2001, EchoStar had reclassified approximately $74 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. Cash reserved for satellite insurance increased by approximately $60 million on July 14, 2001 as a result of the expiration of the EchoStar VI launch insurance policy. The reclassification will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts. EchoStar believes it has in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of its in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity could not be assured in the event of multiple satellite losses.

5. COMMITMENTS AND CONTINGENCIES

VisionStar

         During November 2000, one of EchoStar's wholly-owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license for, and is constructing a Ka-band satellite to launch into, the 113 degree orbital location. Together with VisionStar, EchoStar has requested FCC approval to acquire control over VisionStar by increasing its ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. EchoStar has also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expects to provide additional funding to VisionStar in the future. EchoStar is not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. EchoStar currently expects to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expects that it may spend approximately $79.5 million during 2001 for that purpose subject to, among other things, FCC action.

DirecTV

         During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state antitrust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. EchoStar subsequently amended the complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment on certain of EchoStar's claims. DirecTV's motion remains pending.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain trademarks owned by PrimeStar, which is now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on August 21, 2001. The amount of damages DirecTV is seeking is as yet unquantified. However, in an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV has claimed damages totaling hundreds of millions of dollars. It is too early in the litigation to make an assessment of the probable outcome. EchoStar and KBS intend to vigorously defend against DirecTV's allegations in the litigation. The arbitration between DirecTV and KBS was held in June 2001, with closing arguments held on July 3, 2001. On July 10, 2001, the parties submitted post-hearing briefs. The arbitration panel has indicated that a ruling in the arbitration will be issued in late August or early September 2001. DirecTV has alleged damages in the arbitration in excess of $200 million.

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

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and continued through April 13, 2001. The hearing could not be completed during that time period and has been continued until August 7, 2001, when it will resume until it is presumably completed. While there can be no assurance that the attorneys will not continue to claim a right to hundreds of millions of dollars, the damage model the attorneys presented during the arbitration was for $56 million. EchoStar believes that even that amount significantly overstates the amount the attorneys should reasonably be entitled to receive under the fee agreement but EchoStar cannot predict with certainty what the arbitration panel will decide. EchoStar continues to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of liability.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, and two of EchoStar's wholly-owned subsidiaries, Echosphere Corporation and Dish, Ltd. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation were subsequently added as defendants. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed.

         During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

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

         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. Oral argument before the Eleventh Circuit was held on May 24, 2001. At the oral argument, the parties agreed to participate in a court supervised mediation and that the mediator was to report back to the Eleventh Circuit on July 11, 2001. The Eleventh Circuit indicated that it would not rule on the pending appeal until after July 11, 2001. Since May 24, 2001, the parties participated in the court supervised mediation. On July 11, 2001, the mediator reported to the Eleventh Circuit the status of the parties' mediation efforts. On July 16, 2001, the Eleventh Circuit issued an order for the parties to engage in further mediation efforts until August 10, 2001. On August 10, 2001, the mediator is expected to report to the Eleventh Circuit the status of any continued mediation efforts by the parties.

         EchoStar cannot predict when the Eleventh Circuit will rule on its appeal, but it will not be before August 10, 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit.

         In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar recently filed counterclaims in this lawsuit alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 which relate to certain electronic program guide functions. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest these counterclaims.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


         In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina case has been stayed pending resolution of the ITC action and EchoStar expects that the Atlanta action will also be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001. EchoStar further expects that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by April 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. Portions of EchoStar's receivers are currently manufactured outside the United States. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTv and others in the same North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman hearing is currently scheduled for July 23, 2001. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents EchoStar may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. One patent was subsequently dropped by plaintiffs. The Court entered summary judgment in favor of EchoStar that the encryption patent, with respect to which the plaintiffs claimed $80 million in damages, was not infringed by EchoStar. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. EchoStar intends to appeal the decision and plaintiffs have indicated they will appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. EchoStar has not yet filed a responsive pleading. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and intends to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against EchoStar in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. EchoStar has filed an answer and the case is currently in discovery. No motion for class certification has been filed to date. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar denies all liability and intends to vigorously defend the lawsuit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs allege breach of contract and breach of the covenant of good faith and fair dealing and seek declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

6. LONG-TERM DEBT

5 3/4% Convertible Notes

         On May 24, 2001, EchoStar sold $1 billion principal amount of 5 3/4/% Convertible Subordinated Notes due 2008 (the "5 3/4% Convertible Notes"). Interest accrues at an annual rate of 5 3/4% on the 5 3/4% Convertible Notes and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing November 15, 2001.

         The 5 3/4% Convertible Notes are general unsecured obligations, which rank junior in right of payment to:

         o  all existing and future senior obligations;

         o all of EchoStar's secured debts to the extent of the value of the assets securing those debts; and

         o all existing and future debts and other liabilities or EchoStar's subsidiaries.

         In addition, the 5 3/4% Convertible Notes rank equal to EchoStar's 4 7/8% Convertible Subordinated Notes due 2007.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 5 3/4% Convertible Notes are not redeemable at EchoStar's option prior to May 15, 2004. Thereafter, the 5 3/4% Convertible Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 103.286% during the year commencing May 15, 2004 to 100% on or after May 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

         The 5 3/4% Convertible Notes, unless previously redeemed, are convertible at the option of the holder any time after 90 days following the date of their original issuance and prior to maturity into shares of EchoStar's class A common stock at a conversion price of $43.29 per share.

         The indenture related to the 5 3/4% Convertible Notes (the "5 3/4% Convertible Notes Indenture") contains certain restrictive covenants that do not impose material limitations on EchoStar.

         In the event of a change of control, as defined in the 5 3/4% Convertible Notes Indenture, EchoStar will be required to make an offer to repurchase all or any part of the holder's 5 3/4% Convertible Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

7. SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

         Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. During 2000, under this definition, we were operating as three separate business units. However, beginning 2001, it was determined that the chief operating decision maker of our Company regularly evaluates the following two separate business units. All prior year amounts have been restated to conform to the current year presentation. Eliminations and other primarily consists of intercompany eliminations. These amounts also consist of revenue and expenses from other immaterial operating segments for which the disclosure requirements of FAS No. 131 do not apply.

                                                             ECHOSTAR       ELIMINATIONS
                                              DISH         TECHNOLOGIES      AND OTHER,      CONSOLIDATED
                                             NETWORK       CORPORATION          NET              TOTAL
                                           -----------     ------------     ------------     ------------
THREE MONTHS ENDED JUNE 30, 2000
  Revenue ............................     $   572,786      $    48,045      $    25,298      $   646,129
  Net income (loss) ..................        (149,964)           4,139           12,965         (132,860)

THREE MONTHS ENDED JUNE 30, 2001
  Revenue ............................     $   906,590      $    25,760      $    33,922      $   966,272
  Net income (loss) ..................          33,537           (7,469)         (23,819)           2,249

SIX MONTHS ENDED JUNE 30, 2000
  Revenue ............................     $ 1,057,234      $   100,514      $    54,102      $ 1,211,850
  Net income (loss) ..................        (340,728)            (355)          23,093         (317,990)

SIX MONTHS ENDED JUNE 30, 2001
  Revenue ............................     $ 1,724,581      $    44,488      $    59,133      $ 1,828,202
  Net income (loss) ..................        (188,330)         (15,257)          38,795         (164,792)

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


8. SUBSEQUENT EVENTS

DirecTV

         EchoStar has had discussions with representatives of Hughes Electronics Corporation and its DirecTv subsidiary concerning the possible spin off of all or a portion of Hughes and a possible transaction between Hughes and EchoStar. Hughes and DirecTv management recently informed EchoStar that General Motors is unwilling to further consider EchoStar's proposal.

EchoStar V

         EchoStar V is equipped with a total of three momentum wheels, including one spare. During July 2001, EchoStar V experienced an anomaly resulting in the loss of one momentum wheel. The satellite was quickly restored to normal operations mode. While no further momentum wheel losses are expected, until the root cause of the anomaly is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. The extent to which the loss of an additional momentum wheel would impair commercial operation has not yet been finally determined, but terms for in-orbit insurance, if procured, could be impacted.

Series C Preferred Stock Redemption

         Effective July 6, 2001, EchoStar redeemed, for cash, all of its remaining outstanding 6 3/4% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") at a total redemption price of approximately $2,400 or $51.929 per share.

StarBand

         On July 11, 2001, EchoStar announced that, subject, among other things, to customary regulatory approvals, it intends to increase its equity stake in StarBand Communications Inc. to approximately 32% and acquire four out of seven seats on the StarBand Board of Directors. In exchange, EchoStar would invest an additional $50 million in StarBand. Further, EchoStar would lease transponder capacity to StarBand from a next generation satellite. In accordance with the agreement and subject to customary regulatory approvals, EchoStar's equity stake would increase to approximately 60% upon commencement of the construction of the next generation satellite. This investment is expected to be accounted for using the equity method of accounting, which will be retroactively applied during the third quarter 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; delays in the construction of our seventh, eighth or ninth satellites; an unsuccessful deployment of future satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an inability to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; an increase in competition from cable as a result of digital cable or otherwise, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; future acquisitions, business combinations, strategic partnerships and divestitures; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000.

         Revenue. Total revenue for the three months ended June 30, 2001 was $966 million, an increase of $320 million compared to total revenue for the three months ended June 30, 2000 of $646 million. The increase in total revenue was primarily attributable to higher average revenue per subscriber and continued DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $883 million for the three months ended June 30, 2001, an increase of $328 million compared to the same period in 2000. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to higher average revenue per subscriber and continued DISH Network subscriber growth. DISH Network added approximately 350,000 net new subscribers for the three months ended June 30, 2001 compared to approximately 445,000 net subscriber additions during the same period in 2000. The reduction in net new subscribers for the quarter ended June 30, 2001 primarily resulted from increased churn. As of June 30, 2001, we had approximately 6.07 million DISH Network subscribers compared to approximately 4.3 million at June 30, 2000, an increase of approximately 41%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, assuming the U.S. economy continues to grow at a slow pace, we expect to add approximately 1.5 to 1.75 million net new subscribers during 2001, and to obtain a majority of all net new DBS subscribers. This subscriber guidance has been refined from our previous estimate of 1.5 to 2.0 million net new subscriber additions during 2001.

         Monthly average revenue per subscriber was approximately $50.00 during the three months ended June 30, 2001 and approximately $45.22 during the same period in 2000. For the six months ended June 30, 2001, our monthly average revenue per subscriber was approximately $49.00. The increase in monthly average revenue per subscriber is primarily attributable to $1.00 price increases in America's Top 100 CD, our most popular programming

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

package, during both May 2000 and February 2001, the increased availability of local channels by satellite, the successful introduction of our $39.99 per month America's Top 150 programming package during April 2000 together with an increase in subscriber penetration in our higher priced Digital Home Plans. Anticipated programming promotions may reduce monthly average revenue per subscriber for new subscriber additions during the third quarter of 2001. Those reductions would also impact monthly average revenue per subscriber in total during the third quarter.

         For the three months ended June 30, 2001, DTH equipment sales and integration services revenue totaled $47 million, a decrease of $13 million compared to the same period during 2000. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand for digital set-top boxes from our two primary international customers as compared to the same period during 2000.

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

         In order, among other things, to comply with the injunction issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we may terminate the delivery of distant network channels to certain of our subscribers. Additionally, during 2000, the FCC issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base. Further, in the event our EchoStar VII spot beam satellite is not delivered and launched in accordance with contractual schedules, or for any other reason is not operational by January 1, 2002, we could be required to temporarily terminate delivery of local network channels in specific markets. Such terminations could be necessary in order to comply with government imposed must carry obligations to carry all channels in markets where popular channels are carried. In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber churn. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $437 million during the three months ended June 30, 2001, an increase of $123 million or 39% compared to the same period in 2000. DISH Network operating expenses represented 50% and 56% of subscription television services revenue during the three months ended June 30, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. We expect to continue to control costs and create operating efficiencies. We would expect operating expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001, however, anticipated programming promotions could cause the percentage to increase.

         Subscriber-related expenses totaled $359 million during the three months ended June 30, 2001, an increase of $128 million compared to the same period in 2000. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 41% and 42% of subscription television services revenues during the three months ended June 30, 2001 and 2000, respectively. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $70 million during the three months ended June 30, 2001, an increase of $2 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the three months ended June 30, 2001, as compared to 12% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during the remainder of 2001. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We continue to work to automate simple telephone responses, and intend to increase internet based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and commercial satellite in-orbit insurance premiums. Satellite and transmission expenses totaled $9 million during the three months ended June 30, 2001, a $5 million decrease compared to the same period in 2000. This decrease resulted from the expiration of the commercial in-orbit satellite insurance policies for EchoStar I, EchoStar II and EchoStar III during July 2000. As discussed below, we are currently self-insuring these satellites. Satellite and transmission expenses totaled 1% and 3% of subscription television services revenue during the three months ended June 30, 2001 and 2000, respectively. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue, to increase in the future as additional satellites or digital broadcast centers are placed in service and to the extent we successfully place commercial in-orbit insurance.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $31 million during the three months ended June 30, 2001, a decrease of $15 million compared to the same period in 2000. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This decrease in cost of sales - DTH equipment and integration services is consistent with the decrease in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 66% and 77% of DTH equipment revenue, during the three months ended June 30, 2001 and 2000, respectively.

         Marketing Expenses. We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $254 million during the three months ended June 30, 2001 compared to $252 million for the same period in 2000. Subscriber promotion subsidies - promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $27 million and $24 million during the three months ended June 30, 2001 and 2000, respectively.

         During the three months ended June 30, 2001, our marketing promotions included our Digital Home Plan, Free Now and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. This promotion was re-named the Digital Home Plan effective February 1, 2001. The Digital Home Plan offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. Consumers may also choose from one of our DishPVR Plans which includes the use of two or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for video tape. The DishPVR Plans

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

also included either America's Top 100 CD or DISH Latino Dos programming package for $49.99 per month or America's Top 150 programming package for $59.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment.

         During February 2001, we announced our Free Now promotion offering all new subscribers a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must provide a valid major credit card and make a one-year commitment to subscribe to either our America's Top 150 programming package or our America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month. Subscriber acquisition costs are materially higher under this plan compared to historical promotions. To the extent that actual consumer participation levels increase beyond current levels, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the Free Now promotion, we intend to continue it through at least July 2001.

         We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - promotional DTH equipment, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the three months ended June 30, 2001, our subscriber acquisition costs totaled approximately $252 million, or approximately $384 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Comparatively, our subscriber acquisition costs during the three months ended June 30, 2000, prior to the introduction of our Digital Home Plan, totaled $252 million, or approximately $408 per new subscriber activation. The decrease in our per new subscriber acquisition cost primarily resulted from an increase in direct sales and an increase in penetration of our Digital Home Plans. While there can be no assurance, we expect total subscriber acquisition costs for the year ended December 31, 2001 to be less than our prior estimate of approximately $450 per subscriber.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our Free Now program, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $88 million during the three months ended June 30, 2001, an increase of $30 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the three months ended June 30, 2001 and 2000. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended June 30, 2001 and 2000 we recognized $7 million and $13 million, respectively, under this performance-based plan.

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

                                                    THREE MONTHS ENDED JUNE 30,
                                                        2000        2001
                                                      --------    --------

Customer service center and other ...............     $    546    $    388
Satellite and transmission ......................          656         311
General and administrative ......................       11,820       6,312
                                                      --------    --------
   Total non-cash, stock-based compensation .....     $ 13,002    $  7,011
                                                      ========    ========

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $387 million during the three months ended June 30, 2001, an increase of 75% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the three months ended June 30, 2001 compared to 34% during the same period in 2000. We believe that pre-marketing cash flow can be a helpful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to remain near the current level during the remainder of 2001.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $134 million during the three months ended June 30, 2001, compared to negative $31 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the three months ended June 30, 2001 and 2000 does not include approximately $7 million and $13 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. While there can be no assurance, we expect to continue to have positive EBITDA for the year ended December 31, 2001. As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $63 million during the three months ended June 30, 2001, a $21 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets placed in service during late 2000.

         Other Income and Expense. Other expense, net, totaled $62 million during the three months ended June 30, 2001, an increase of $15 million compared to the same period in 2000. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000 and the issuance of our 5 3/4% Convertible Subordinated Notes in late May 2001. This increase in interest expense was partially offset by an increase in interest income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.

         Revenue. Total revenue for the six months ended June 30, 2001 was $1.828 billion, an increase of $616 million compared to total revenue for the six months ended June 30, 2000 of $1.212 billion. The increase in total revenue was primarily attributable to higher average revenue per subscriber and continued DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $1.678 billion for the six months ended June 30, 2001, an increase of $646 million compared to the same period in 2000. This increase was directly attributable to higher average revenue per subscriber and continued DISH Network subscriber growth.

         For the six months ended June 30, 2001, DTH equipment sales and integration services revenue totaled $88 million, a decrease of $35 million compared to the same period during 2000. This decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand for digital set-top boxes from our two primary international customers as compared to the same period during 2000.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $828 million during the six months ended June 30, 2001, an increase of $244 million or 42% compared to the same period in 2000. DISH Network operating expenses represented 49% and 57% of subscription television services revenue during the six months ended June 30, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

         Subscriber-related expenses totaled $675 million during the six months ended June 30, 2001, an increase of $242 million compared to the same period in 2000. Such expenses represented 40% and 42% of subscription television services revenues during the six months ended June 30, 2001 and 2000, respectively.

         Customer service center and other expenses totaled $135 million during the six months ended June 30, 2001, an increase of $11 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the six months ended June 30, 2001, as compared to 12% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000.

         Satellite and transmission expenses totaled $18 million during the six months ended June 30, 2001, a $8 million decrease compared to the same period in 2000. This decrease resulted from the expiration of the commercial in-orbit satellite insurance policies for EchoStar I, EchoStar II and EchoStar III during July 2000. As discussed below, we are currently self-insuring these satellites. Satellite and transmission expenses totaled 1% and 3% of subscription television services revenue during the six months ended June 30, 2001 and 2000, respectively.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $60 million during the six months ended June 30, 2001, a decrease of $33 million compared to the same period in 2000. This decrease in cost of sales - DTH equipment and integration services is consistent with the decrease in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 68% and 75% of DTH equipment revenue, during the six months ended June 30, 2001 and 2000, respectively.

         Marketing Expenses. Marketing expenses totaled $554 million during the six months ended June 30, 2001, an increase of $28 million compared to the same period in 2000. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Advertising and other expenses totaled $54 million and $48 million during the six months ended June 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         General and Administrative Expenses. General and administrative expenses totaled $163 million during the six months ended June 30, 2001, an increase of $49 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the six months ended June 30, 2001 and 2000.

         Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the six months ended June 30, 2001 and 2000 we recognized $14 million and $27 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

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

                                                    SIX MONTHS ENDED JUNE 30,
                                                        2000         2001
                                                      --------     --------

Customer service center and other ...............     $  1,201     $    621
Satellite and transmission ......................        1,311          777
General and administrative ......................       24,519       13,069
                                                      --------     --------
   Total non-cash, stock-based compensation .....     $ 27,031     $ 14,467
                                                      ========     ========

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $739 million during the six months ended June 30, 2001, an increase of 82% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the six months ended June 30, 2001 compared to 34% during the same period in 2000.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $185 million during the six months ended June 30, 2001, compared to negative $119 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, though not yet adequate to support interest payments and other non-operating costs, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the six months ended June 30, 2001 and 2000 does not include approximately $14 million and $27 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $122 million during the six months ended June 30, 2001, a $40 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets placed in service during late 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Other Income and Expense. Other expense, net, totaled $213 million during the six months ended June 30, 2001, an increase of $123 million compared to the same period in 2000. This increase primarily resulted from impairment losses on marketable and non-marketable investment securities of approximately $92 million, as discussed below, and from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000 and the issuance of our 5 3/4% Convertible Subordinated Notes in late May 2001. This increase in interest expense was partially offset by an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

         On May 31, 2001, we sold $1 billion principal amount of 5 3/4% Convertible Subordinated Notes due 2008. The net proceeds of the offering are expected to be used for the construction, launch and insurance of additional satellites, strategic investments and acquisitions, and other general corporate purposes.

         As of June 30, 2001, our cash, cash equivalents and marketable investment securities totaled $2.392 billion, including $74 million of cash reserved for satellite insurance and approximately $2 million of restricted cash, compared to $1.550 billion, including $82 million of cash reserved for satellite insurance and $3 million of restricted cash, as of December 31, 2000. For the six months ended June 30, 2001 and 2000, we reported net cash flows from operating activities of $154 million and negative $137 million, respectively. The increase in net cash flow from operating activities reflects, among other things, an increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which is large enough to support the cost of new and existing subscribers, though not yet adequate to support interest payments and other non-operating costs.

         We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon our ability to continue to expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our ETC and Satellite Services businesses. There can be no assurance that we will be successful in achieving our goals. The amount of capital required to fund our remaining 2001 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of a general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

Subscriber Turnover

         Our percentage churn for the six months ended June 30, 2001 increased compared to our percentage churn for the same period in 2000. The increase in our percentage churn during the second quarter of 2001 was due in part to price increases in certain of our programming packages, which went into effect on February 1, 2001. We believe that our percentage churn continues to be lower than satellite and cable industry averages. While we have successfully managed churn within a narrow range historically, we expect our percentage churn to be in excess of our historical average percentage churn for the remainder of 2001 as a result of the slowing economy, significant piracy of our competitor's product, bounty programs offered by competitors, our maturing subscriber base, and other factors. Finally, impacts from our litigation with the networks in Miami, new FCC rules governing the delivery of superstations and other factors, could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn. While there can be no assurance, notwithstanding the issues discussed above we have and expect to be able to continue to manage our percentage churn below industry averages during the remainder of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Subscriber Acquisition Costs

         As previously described, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were $408 per new subscriber activation during the six months ended June 30, 2001. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. While there can be no assurance, we expect total subscriber acquisition costs for the year ended December 31, 2001 to be less than our prior estimate of approximately $450 per subscriber. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we continue or expand our Free Now promotion, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

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

Digital Home Plan

         During July 2000, we announced the commencement of our new Digital Dynamite promotion, which was re-named the Digital Home Plan effective February 1, 2001. The Digital Home Plan offers four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. Consumers may also choose from one of our DishPVR Plans which includes the use of two or more EchoStar receiver systems, one of which includes a built-in hard disk drive that allows viewers to pause and record live programming without the need for video tape. The DishPVR Plans also included either America's Top 100 CD or DISH Latino Dos programming package for $49.99 per month or America's Top 150 programming package for $59.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment. Our Digital Home Plan promotion allows us to capitalize and depreciate over 4 years equipment costs that would otherwise be expensed at the time of sale, but also results in increased capital expenditures. Capital expenditures under our Digital Home Plan promotion totaled approximately $149.1 million for the six months ended June 30, 2001.

Conditional Access System

         The access control system is central to the security network that prevents unauthorized viewing of programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. If other measures are not successful, it could be necessary to replace the credit card size smart card that controls the security of each consumer set top box at a material cost to us. In order to combat piracy and to generate additional future revenue opportunities, we may decide to replace smart cards at any time in the future. The cost of replacing these smart cards will not have a material effect on our results of operations.

Intellectual Property

         Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we would be required to cease developing or marketing those products, to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. Material damage awards, including the potential for triple damages under patent laws, could also

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

result. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. Certain of these parties have filed suit against us, including Starsight, Superguide, and IPPV Enterprises, as previously described. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

Obligations and Future Capital Requirements

         Semi-annual cash debt service of approximately $94 million related to our 9 1/4% Senior Notes due 2006 (Seven Year Notes) and our 9 3/8% Senior Notes due 2009 (Ten Year Notes), is payable in arrears on February 1 and August 1 each year. Semi-annual cash debt service requirements of approximately $24 million related to our 4 7/8% Convertible Subordinated Notes due 2007 is payable in arrears on January 1 and July 1 of each year. Semi-annual cash debt service of approximately $52 million related to our 10 3/8% Senior Notes due 2007 is payable in arrears on April 1 and October 1 of each year. Semi-annual debt service requirements of approximately $29 million related to our 5 3/4% Convertible Subordinated Notes due 2008 is payable in arrears on May 15 and November 15 of each year, commencing November 15, 2001. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes.

         The indentures related to our 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and our 9 3/8% Senior Notes due 2009 (the "Ten Year Notes") (collectively, the "Seven and Ten Year Notes Indentures") contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own. Insurance coverage is therefore required for at least three of our six satellites currently in orbit. We had procured normal and customary launch insurance for EchoStar VI, which expired on July 14, 2001. As a result, we are currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV, EchoStar V and EchoStar VI. During 2000, to satisfy insurance covenants related to the outstanding EchoStar DBS senior notes, we reclassified an amount equal to the depreciated cost of two of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of June 30, 2001, cash reserved for satellite insurance totaled approximately $74 million. Cash reserved for satellite insurance increased by approximately $60 million on July 14, 2001 as a result of the expiration of the EchoStar VI launch insurance policy. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity could not be assured in the event of multiple satellite losses.

         We utilized $91 million of satellite vendor financing for our first four satellites. As of June 30, 2001, approximately $20 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. Those in orbit payments are contingent on the continued health of the satellites.

         Effective July 6, 2001, we redeemed, for cash, all of our remaining outstanding 6 3/4% Series C Cumulative Convertible Preferred Stock at a total redemption price of approximately $2,400 or $51.929 per share.

         During the remainder of 2001, we anticipate total capital expenditures of between $300-$500 million depending upon the strength of the economy and other factors. We expect as much as 40% of that amount to be utilized for satellite construction and approximately 60% for EchoStar receiver systems in connection with our Digital Home Plan and for general corporate expansion. These percentages could change depending on actual total expenditures for the year. While the Digital Home Plan is a competitive promotion for consumers who want multiple receivers, consumers who only want a single receiver tend to be more attracted to other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

industry promotions. Consequently, our anticipated capital expenditures related to the Digital Home Plan promotion will decrease to the extent those consumers find other promotions we offer to be more compelling.

         In addition to our DBS business plan, we have licenses, or applications pending with the FCC, for a two satellite FSS Ku-band satellite system and a two satellite FSS Ka-band satellite system. We will need to raise additional capital to fully construct these satellites. We are currently funding the construction phase for three satellites. Two of these satellites, EchoStar VII and EchoStar VIII, will be advanced, high-powered DBS satellites. The third satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite.

         During November 2000, one of our wholly-owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license for, and is constructing a Ka-band satellite to launch into, the 113 W.L. orbital slot. Together with VisionStar we have requested FCC approval to acquire control over VisionStar by increasing our ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. We have also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expect to provide additional funding to VisionStar in the future. We are not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. There can be no assurance construction of the satellite will be completed within this time frame. We currently expect to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expect that we may spend approximately $79.5 million during 2001 for that purpose subject to, among other things, FCC action. In the future we may fund construction, launch and insurance of the satellite through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources.

         On July 11, 2001, we announced that, subject, among other things, to customary regulatory approvals, we intend to increase our equity stake in StarBand Communications Inc. to approximately 32% and acquire four out of seven seats on the StarBand Board of Directors. In exchange, we would invest an additional $50 million in StarBand. Further, we would lease transponder capacity to StarBand from a next generation satellite. In accordance with the agreement and subject to customary regulatory approvals, our equity stake would increase to approximately 60% upon commencement of the construction of the next generation satellite. This investment is expected to be accounted for using the equity method of accounting, which will be retroactively applied during the third quarter 2001. In the future we may fund construction, launch and insurance of satellites through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources.

         From time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. As a result, acquisition discussions and offers, and in some cases, negotiations may take place and future material investments or acquisitions involving cash, debt or equity securities or a combination thereof may result.

         We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and investment balances, and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent, among other things, upon our ability to retain existing DISH Network subscribers, our ability to manage the growth of our subscriber base, and our ability to grow our ETC business. To the extent future subscriber growth exceeds our expectations, it may be necessary for us to raise additional capital to fund increased working capital requirements. There may be a number of other factors, some of which are beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, a defect in or the loss of any satellite, or an increase in the cost of acquiring subscribers due to additional competition, among other things. If cash generated from our operations is not sufficient to meet our debt service requirements or other obligations, we would be required to obtain cash from other financing sources. If we were required to raise capital today a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that such financing would be available on terms acceptable to us, or if available, that the proceeds of such financing would be sufficient to enable us to meet all of our obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of June 30, 2001, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of $2.316 billion. Of that amount, a total of $2.174 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At June 30, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. During the six months ending June 30, 2000 and 2001, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of the portfolio, or on our income derived from this portfolio.

         We also invest in debt and equity of public and private companies for strategic and financial purposes. As of June 30, 2001, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $142 million. We acquired stock in one of those companies, OpenTV, in connection with establishment of a strategic relationship which did not involve the investment of cash by us. None of these investments accounted for more than 40% of the total fair value of the portfolio. We may make additional strategic and financial investments in other debt and equity securities in the future.

         The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $40 million. The fair value of our strategic debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $14.2 million decrease in the fair value of that portfolio.

         In accordance with generally accepted accounting principles, declines in the market value of a marketable investment securities which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We reviewed the fair value of our marketable investment securities as of June 30, 2001 and determined that some declines in market value have occurred which may be other than temporary. As a result, we established a new cost basis for certain of these investments, and accordingly reduced our previously recorded unrealized loss and recorded a charge to earnings of approximately $856,000 during the three months ended June 30, 2001. During the six months ended June 30, 2001, EchoStar recorded an aggregate charge to earnings for other than temporary declines of approximately $33.3 million. We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

         In addition to the $2.316 billion, we have made strategic equity investments in certain non-marketable investment securities including Wildblue Communications, StarBand Communications, VisionStar, Inc. and Replay TV. The original cost basis of our investments in these non-marketable investment securities totaled approximately $116 million. The securities of these companies are not publicly traded. Our ability to create realizable value for our strategic investments in companies that are not public is dependent on the success of their business plans. Among other things, there is relatively greater risk that those companies may not be able to raise sufficient capital to fully finance and execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. StarBand and Wildblue cancelled their planned initial public stock offerings. As a result of the cancellation of those offerings and other factors, during the six months ended June 30, 2001, we recorded a non-recurring charge of approximately $59.4 million to reduce the carrying value of certain of our non-marketable investment securities to their estimated fair values. Starband and Wildblue need to obtain significant additional capital in the near term. Absent such funding, additional write-downs of our investments could be necessary. As previously discussed, we intend to increase our equity stake in StarBand to approximately 32% and acquire four out of seven seats on the StarBand Board of Directors. In exchange, we would invest an additional $50 million in StarBand. Further, we would lease transponder capacity to StarBand from a next generation satellite. In accordance with the agreement and subject to customary regulatory approvals, our equity stake would increase to approximately 60% upon commencement of the construction of the next generation satellite.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DirecTV

         During February 2000, we filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying our merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state antitrust laws in order to protect DirecTV's market share. We are seeking injunctive relief and monetary damages. We subsequently amended the complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on us. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment on certain of our claims. DirecTV's motion remains pending.

         The DirecTV defendants filed a counterclaim against us. DirecTV alleges that we tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. DirecTV alleges that we "merged" with KBS in contravention of DirecTV's contract with KBS. DirecTV also alleges that we have falsely advertised to consumers about our right to offer network programming. DirecTV further alleges that we improperly used certain trademarks owned by PrimeStar, which is now owned by DirecTV. Finally, DirecTV alleges that we have been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on August 21, 2001. The amount of damages DirecTV is seeking is as yet unquantified. However, in an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV has claimed damages totaling hundreds of millions of dollars. It is too early in the litigation to make an assessment of the probable outcome. We and KBS intend to vigorously defend against DirecTV's allegations in the litigation. The arbitration between DirecTV and KBS was held in June 2001, with closing arguments held on July 3, 2001. On July 10, 2001, the parties submitted post-hearing briefs. The arbitration panel has indicated that a ruling in the arbitration will be issued in late August or early September 2001. DirecTV has alleged damages in the arbitration in excess of $200 million.

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

         During mid-1999, we initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and continued through April 13, 2001. The hearing could not be completed during that time period and has been continued until August 7, 2001, when it will resume until it is presumably completed. While there can be no assurance that the attorneys will not continue to claim a right to hundreds of millions of dollars, the damage model the attorneys presented during the arbitration was for $56 million. We believe that even that amount significantly overstates the amount the attorneys should reasonably be entitled to receive under the fee agreement but we cannot predict with certainty what the arbitration panel will decide. We continue to vigorously contest the attorneys' interpretation of the fee arrangement, which we believe significantly overstates the magnitude of liability.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications

                           PART II - OTHER INFORMATION

Corporation, and two of EchoStar's wholly-owned subsidiaries, Echosphere Corporation and Dish, Ltd. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation were subsequently added as defendants. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed.

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

                           PART II - OTHER INFORMATION

our compliance procedures violate the Satellite Home Viewer Improvement Act. We opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied our request to present live testimony and evidence. The Court's original order required us to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on our past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons we believe the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

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

         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. Oral argument before the Eleventh Circuit was held on May 24, 2001. At the oral argument, the parties agreed to participate in a court supervised mediation and that the mediator was to report back to the Eleventh Circuit on July 11, 2001. The Eleventh Circuit indicated that it would not rule on the pending appeal until after July 11, 2001. Since May 24, 2001, the parties participated in the court supervised mediation. On July 11, 2001 the mediator reported to the Eleventh Circuit the status of the parties' mediation efforts. On July 16, 2001, the Eleventh Circuit issued an order for the parties to engage in further mediation efforts until August 10, 2001. On August 10, 2001, the mediator is expected to report to the Eleventh Circuit the status of any continued mediation efforts by the parties.

         We cannot predict when the Eleventh Circuit will rule on our appeal, but it will not be before August 10, 2001. Our appeal effort may not be successful and we may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Management has determined that such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. If we lose the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by us, which would have a material adverse affect on our business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against us and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. We will vigorously defend against this suit.

         In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar recently filed counterclaims in this lawsuit alleging infringement of United States Patent Nos. 5,923,362

                           PART II - OTHER INFORMATION

and 5,684,525 which relate to certain electronic program guide functions. We have examined these patents and believe they are not infringed by any of our products or services. We will vigorously contest these counterclaims.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission
(ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina case has been stayed pending resolution of the ITC action and we expect that the Atlanta action will also be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. We expect the ITC action to go to trial by the end of 2001. We further expect that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by April 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. Portions of our receivers are currently manufactured outside the United States. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. We have examined these patents and believe they are not infringed by any of our products or services. We will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against us, DirecTv and others in the same North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. A Markman hearing is currently scheduled for July 23, 2001. We intend to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that we infringe on any of the aforementioned patents we may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require us to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against us, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. One patent was subsequently dropped by plaintiffs. The Court entered summary judgment in favor of us that the encryption patent, with respect to which the plaintiffs claimed $80 million in damages, was not infringed by us. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. We intend to appeal the decision and plaintiffs have indicated they will appeal as well. Any final award of damages would be split between us and Nagra in percentages to be agreed upon between us and Nagra.

California Actions

         A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. We have not yet filed a responsive pleading. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. We intend to deny all liability and intend to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against us in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Section 1750, et. seq., and the California Business & Professions Code Section 17500, 17200. We have filed an answer and the case is currently in discovery. No motion for class certification has been filed to date. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. We deny all liability and intend to vigorously defend the lawsuit.

Retailer Class Actions

         We have been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the

                           PART II - OTHER INFORMATION

agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs allege breach of contract and breach of the covenant of good faith and fair dealing and seek declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. We intend to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment, who contract with the us and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television services. The plaintiff is requesting a permanent injunction and monetary damages. We intend to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, we believe that the carriers colluded and conspired to boycott us unless we accept their offer to settle the EchoStar IV claim for $88 million.

                           PART II - OTHER INFORMATION

         Based on the carriers' actions, we added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, we filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. While we believe we are entitled to the full amount claimed under the EchoStar IV insurance policy and believe the insurance carriers are in violation of antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on our other satellites, there can be no assurance as to the outcome of these proceedings. During March 2001, we voluntarily dismissed the antitrust lawsuit without prejudice. We have the right to re-file an antitrust action against the insurers again in the future.

         We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were voted upon at the annual meeting of shareholders of EchoStar Communications Corporation held on May 4, 2001:

         a. The election of Charles W. Ergen, James DeFranco, David K. Moskowitz, Raymond L. Friedlob, O. Nolan Daines and Cantey Ergen as directors to serve until the 2002 annual meeting of shareholders, and

         b. The ratification of the appointment of Arthur Andersen LLP as independent auditors for Echostar Communications Corporation for the year ending December 31, 2001.

         All matters voted on at the annual meeting were approved. The voting results were as follows:

                                                                                   Votes
                                                              -------------------------------------------------
       Proposal                                                    For             Against          Withheld
       --------                                               -------------     -------------     -------------
Election as director:
   O. Nolan Daines                                            2,559,702,781                --         1,189,987
   James DeFranco                                             2,555,608,893                --         5,283,875
   Cantey Ergen                                               2,551,015,005                --         9,877,763
   Charles W. Ergen                                           2,555,607,449                --         5,285,319
   Raymond L. Friedlob                                        2,556,482,886                --         4,409,882
   David K. Moskowitz                                         2,555,612,069                --         5,280,699

Ratification of the appointment of Arthur Andersen LLP as
   independent auditors for Echostar Communications
   Corporation for the year ending December 31, 2001          2,560,234,808           600,321            56,999

         Michael Schroeder, a substantial shareholder and a director of privately held DSI Distributing Inc., was also listed as a director nominee in the proxy materials. DSI is a corporation with significant ties to a competitor of EchoStar. In order to avoid any potential appearance of impropriety, Mr. Schroeder concluded that it would not be prudent to serve on our Board. As such, he formally withdrew his name from candidacy.

         On June 13, 2001, our Board of Directors unanimously approved the appointment of Mr. Peter Dea to the Board. Mr. Dea is Chairman of the Board and Chief Executive Officer of Barrett Resources Corporation and has held various positions with Barrett since 1993.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


         4.1+ Indenture, dated as of May 31, 2001 between EchoStar Communications Corporation and U.S. Bank Trust National Association, as Trustee.

         4.2+ Registration Rights Agreement, dated as of May 31, 2001, by and between EchoStar Communications Corporation and UBS Warburg LLC.

         10.1+ Modification No. 1 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated January 27, 2000, between Lockheed Martin Corporation and EchoStar Orbital Corporation.**

         10.2+ Amended and Restated Contract dated February 1, 2001, between EchoStar Orbital Corporation and Space Systems/Loral, Inc., EchoStar VIII Satellite Program (110 degree West Longitude).**

         10.3+ Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc., EchoStar IX Satellite Program (121 degree West Longitude).**

----------

         +        Filed herewith.

         ** Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

(b)      Reports on Form 8-K.

         On May 21, 2001, we filed a Current Report on Form 8-K to report that we offered $1 billion aggregate principal amount of Convertible Subordinated Notes due 2008 in accordance with Securities and Exchange Commission Rule 144A.

         On May 24,2001, we filed a Current Report on Form 8-K to report that General Motors was willing to establish a dialogue with us concerning a transaction related to the possible spin-off of all or a part of its GMH subsidiary.

         On June 14, 2001, we filed a Current Report on Form 8-K to report that our Board of Directors unanimously approved the appointment of Mr. Peter Dea to EchoStar's Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ECHOSTAR COMMUNICATIONS CORPORATION


                    By: /s/ David K. Moskowitz
                       --------------------------------------------------
                        David K. Moskowitz
                        Senior Vice President, General Counsel, Secretary and Director
                        (Duly Authorized Officer)


                    By: /s/ Michael R. McDonnell
                       --------------------------------------------------
                        Michael R. McDonnell
                        Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 19, 2001

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER           DESCRIPTION
        -------          -----------
         4.1+     Indenture, dated as of May 31, 2001 between EchoStar
                  Communications Corporation and U.S. Bank Trust National
                  Association, as Trustee.

         4.2+ Registration Rights Agreement, dated as of May 31, 2001, by and between EchoStar Communications Corporation and UBS
                  Warburg LLC.

         10.1+    Modification No. 1 to the Satellite Contract (EchoStar VII -
                  119 degree West Longitude) dated January 27, 2000, between
                  Lockheed Martin Corporation and EchoStar Orbital
                  Corporation.**

         10.2+    Amended and Restated Contract dated February 1, 2001, between
                  EchoStar Orbital Corporation and Space Systems/Loral, Inc.,
                  EchoStar VIII Satellite Program (110 degree West
                  Longitude).**

         10.3+ Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral
                  Inc., EchoStar IX Satellite Program (121 degree West
                  Longitude).**

----------

         +        Filed herewith.

         ** Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.