Form 10-Q
period 2001-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 2001-10-23
CIK 1001082

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

AS OF OCTOBER 19, 2001, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 240,770,601 SHARES OF CLASS A COMMON STOCK AND 238,435,208 SHARES OF CLASS B COMMON STOCK.


================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 2000 and September 30, 2001 (Unaudited).............................................      1

         Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2000 and 2001 (Unaudited)..............................      2

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and 2001 (Unaudited)........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............     17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................     30


                                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     32

Item 2.  Changes in Securities and Use of Proceeds..........................................................   None

Item 3.  Defaults Upon Senior Securities....................................................................   None

Item 4.  Submission of Matters to a Vote of Security Holders................................................   None

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     38

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                                                       2000             2001
                                                                                                    ------------    -------------
                                                                                                    AS ADJUSTED
                                                                                                      (NOTE 3)
ASSETS
Current Assets:
   Cash and cash equivalents ..................................................................     $   856,818      $ 1,203,629
   Marketable investment securities ...........................................................         607,357          968,052
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $31,241 and $26,270, respectively ........................................................         278,614          290,366
   Insurance receivable .......................................................................         106,000          106,000
   Inventories ................................................................................         161,161          206,404
   Other current assets .......................................................................          50,827           75,791
                                                                                                    -----------      -----------
Total current assets ..........................................................................       2,060,777        2,850,242
Restricted cash and marketable investment securities ..........................................           3,000            1,288
Cash reserved for satellite insurance (Note 6) ................................................          82,393          128,218
Property and equipment, net ...................................................................       1,511,303        1,833,052
FCC authorizations, net .......................................................................         709,984          701,028
Other noncurrent assets .......................................................................         269,378          245,026
                                                                                                    -----------      -----------
     Total assets .............................................................................     $ 4,636,835      $ 5,758,854
                                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Trade accounts payable .....................................................................     $   226,568      $   315,394
   Deferred revenue ...........................................................................         283,895          354,906
   Accrued expenses ...........................................................................         691,482          759,427
   Current portion of long-term debt ..........................................................          21,132           14,101
                                                                                                    -----------      -----------
Total current liabilities .....................................................................       1,223,077        1,443,828

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes ....................................................................         375,000          375,000
   9 3/8% Ten Year Notes ......................................................................       1,625,000        1,625,000
   10 3/8% Seven Year Notes ...................................................................       1,000,000        1,000,000
   4 7/8% Convertible Notes ...................................................................       1,000,000        1,000,000
   5 3/4% Convertible Notes ...................................................................              --        1,000,000
   Mortgages and other notes payable, net of current portion ..................................          14,812           12,133
   Long-term deferred distribution and carriage revenue and other long-term liabilities .......          56,329           84,008
                                                                                                    -----------      -----------
Total long-term obligations, net of current portion ...........................................       4,071,141        5,096,141
                                                                                                    -----------      -----------
     Total liabilities ........................................................................       5,294,218        6,539,969

Commitments and Contingencies (Note 7)

Stockholders' Deficit:
   6 3/4% Series C Cumulative Convertible Preferred Stock, 218,951 and 0 shares
    issued and outstanding, respectively ......................................................          10,948               --
   Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized,
    235,749,557 and 240,750,587 shares issued and outstanding, respectively ...................           2,357            2,408
   Class B Common Stock, $.01 par value, 800,000,000 shares authorized,
     238,435,208 shares issued and outstanding ................................................           2,384            2,384
   Class C common Stock, $.01 par value, 800,000,000 shares authorized, none
   outstanding ................................................................................              --               --
   Additional paid-in capital .................................................................       1,700,367        1,716,906
   Deferred stock-based compensation ..........................................................         (58,193)         (33,424)
   Accumulated other comprehensive loss .......................................................         (60,580)         (41,759)
   Accumulated deficit ........................................................................      (2,254,666)      (2,427,630)
                                                                                                    -----------      -----------
Total stockholders' deficit ...................................................................        (657,383)        (781,115)
                                                                                                    -----------      -----------
     Total liabilities and stockholders' deficit ..............................................     $ 4,636,835      $ 5,758,854
                                                                                                    ===========      ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                ----------------------------      ----------------------------
                                                                   2000              2001            2000             2001
                                                                -----------      -----------      -----------      -----------
                                                                AS ADJUSTED                       AS ADJUSTED
                                                                 (NOTE 3)                          (NOTE 3)
REVENUE:
   DISH Network:
     Subscription television services .....................     $   616,283      $   920,970      $ 1,648,466      $ 2,598,473
     Other ................................................             998            3,672            4,480            9,400
                                                                -----------      -----------      -----------      -----------
   Total DISH Network .....................................         617,281          924,642        1,652,946        2,607,873
   DTH equipment sales and integration services ...........          54,496           73,238          177,234          161,416
   Other ..................................................          26,195           24,626           79,642           81,419
                                                                -----------      -----------      -----------      -----------
Total revenue .............................................         697,972        1,022,506        1,909,822        2,850,708

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ..........................         252,752          362,834          685,776        1,037,803
     Customer service center and other ....................          60,293           72,790          184,713          207,486
     Satellite and transmission ...........................          12,504           11,294           38,875           29,210
                                                                -----------      -----------      -----------      -----------
   Total DISH Network operating expenses ..................         325,549          446,918          909,364        1,274,499
   Cost of sales - DTH equipment and integration services .          40,187           49,358          132,729          109,354
   Cost of sales - other ..................................           7,126           15,684           22,362           54,185
   Marketing:
     Subscriber promotion subsidies - promotional DTH
        equipment .........................................         210,067          111,302          536,773          344,017
     Subscriber promotion subsidies - other ...............          36,312          112,923          187,518          380,293
     Advertising and other ................................          41,449           45,375           89,090           99,179
                                                                -----------      -----------      -----------      -----------
   Total marketing expenses ...............................         287,828          269,600          813,381          823,489
   General and administrative .............................          63,285           85,772          177,038          249,121
   Non-cash, stock-based compensation .....................          11,568            6,831           38,599           21,298
   Depreciation and amortization ..........................          44,511           72,871          126,679          194,560
                                                                -----------      -----------      -----------      -----------
Total costs and expenses ..................................         780,054          947,034        2,220,152        2,726,506
                                                                -----------      -----------      -----------      -----------

Operating income (loss) ...................................         (82,082)          75,472         (310,330)         124,202

Other Income (Expense):
   Interest income ........................................          14,971           27,657           50,916           74,417
   Interest expense, net of amounts capitalized ...........         (62,633)         (95,429)        (185,648)        (264,584)
   Other ..................................................         (12,251)          (4,490)         (20,935)        (106,450)
                                                                -----------      -----------      -----------      -----------
Total other expense .......................................         (59,913)         (72,262)        (155,667)        (296,617)
                                                                -----------      -----------      -----------      -----------

Income (loss) before income taxes .........................        (141,995)           3,210         (465,997)        (172,415)
Income tax provision, net .................................             (54)            (115)            (145)            (212)
                                                                -----------      -----------      -----------      -----------
Net income (loss) .........................................        (142,049)           3,095         (466,142)        (172,627)

6 3/4% Series C Cumulative Convertible Preferred Stock
   dividends ..............................................            (215)              (1)            (948)            (337)
                                                                -----------      -----------      -----------      -----------
Numerator for basic and diluted income (loss) per share -
   income (loss) attributable to common shareholders ......     $  (142,264)     $     3,094      $  (467,090)     $  (172,964)
                                                                ===========      ===========      ===========      ===========
Denominator for basic income (loss) per share -
   weighted-average common shares outstanding .............         473,013          478,931          470,122          476,437
                                                                ===========      ===========      ===========      ===========
Denominator for diluted income (loss) per share -
   weighted-average common shares outstanding .............         473,013          486,592          470,122          476,437
                                                                ===========      ===========      ===========      ===========

                                                                -----------      -----------      -----------      -----------
   Basic and diluted net income (loss) per common share ...     $     (0.30)     $      0.01      $     (0.99)     $     (0.36)
                                                                ===========      ===========      ===========      ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                      2000              2001
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................................     $  (466,142)     $  (172,627)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of StarBand Communications ...............................          17,259           20,930
   Deferred stock-based compensation recognized ..............................          38,599           21,298
   Loss due to decline in the estimated fair value of strategic investments ..              --           85,264
   Depreciation and amortization .............................................         126,679          194,560
   Amortization of debt discount and deferred financing costs ................           4,624            6,592
   Employee benefits funded by issuance of Class A Common Stock ..............           7,280            1,173
   Change in long-term deferred distribution and carriage revenue and other
     long-term liabilities ...................................................           5,586           27,679
   Other, net ................................................................           7,795           14,203
   Changes in current assets and current liabilities, net ....................          34,792          133,464
                                                                                   -----------      -----------
Net cash flows from operating activities .....................................        (223,528)         332,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ................................        (713,621)      (1,854,264)
Sales of marketable investment securities ....................................         677,661        1,480,550
Purchases of property and equipment ..........................................        (186,662)        (493,415)
Cash reserved for satellite insurance (Note 6) ...............................         (89,591)         (59,488)
Change in cash reserved for satellite insurance due to depreciation on
  related satellites (Note 6) ................................................              --           13,663
Investment in Wildblue Communications ........................................         (50,000)              --
Investment in SONICblue (fka Replay TV) ......................................         (10,000)              --
Investment in StarBand Communications ........................................         (50,045)         (50,000)
Other ........................................................................          (1,748)            (664)
                                                                                   -----------      -----------
Net cash flows from investing activities .....................................        (424,006)        (963,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 10 3/8% Seven Year Notes .......................         989,375               --
Net proceeds from issuance of 5 3/4% Convertible Notes .......................              --          980,000
Repayments of mortgage indebtedness and notes payable ........................         (11,783)          (9,710)
Net proceeds from Class A Common Stock options exercised and Class A Common
  Stock issued to Employee Stock Purchase Plan ...............................          10,422            7,943
Other ........................................................................          (3,568)            (340)
                                                                                   -----------      -----------
                                                                                   -----------      -----------
Net cash flows from financing activities .....................................         984,446          977,893
                                                                                   -----------      -----------

Net (decrease) increase in cash and cash equivalents .........................         336,912          346,811
Cash and cash equivalents, beginning of period ...............................         905,299          856,818
                                                                                   -----------      -----------
Cash and cash equivalents, end of period .....................................     $ 1,242,211      $ 1,203,629
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Conversion and redemption of 6 3/4% Series C Cumulative Convertible
     Preferred Stock to Class A common stock .................................     $    33,005      $    10,948
   Forfeitures of deferred non-cash, stock-based compensation ................           8,072            3,471
   Class A Common Stock issued related to acquisition of Kelly Broadcasting
     Systems, Inc. ...........................................................          31,556               --


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

    The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include two interrelated business units (Note 8):

    o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of September 30, 2001, we had approximately 6.43 million DISH Network subscribers.

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

Recent Developments

         On August 5, 2001, EchoStar announced that it had made a proposal to General Motors to combine Hughes Electronics Corporation with EchoStar in a stock-for-stock transaction. The parties have been and continue to be engaged in discussions regarding such a combination. There can be no assurance that any agreement will result and discussions could terminate at any time.


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Comprehensive Income (Loss)

         The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ------------------------
                                                                                   2000           2001
                                                                                 ---------      ---------
                                                                                       (Unaudited)
  Net loss .................................................................     $(466,142)     $(172,627)
  Unrealized holding (losses) gains on available-for-sale securities arising
     during period .........................................................        (6,829)       (14,438)
  Reclassification adjustment for impairment losses on available-for-sale
      securities included in net loss ......................................            --         33,259
                                                                                 ---------      ---------
  Comprehensive loss .......................................................     $(472,971)     $(153,806)
                                                                                 =========      =========

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

         EchoStar had net losses for the three month period ended September 30, 2000 and for the nine month periods ending September 30, 2000 and 2001. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share for these periods since the effect is anti-dilutive. Since EchoStar had net income for the three month period ended September 30, 2001, the potential dilution from stock options exercisable into common stock for the three-month period ending September 30, 2001 was computed using the treasury stock method based on the average fair market value of the Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares (in thousands).

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------------     -------------------
                                                       2000        2001        2000        2001
                                                      -------     -------     -------     -------
Denominator for basic income (loss) per share -
  weighted-average common shares outstanding ....     473,013     478,931     470,122     476,437
Dilutive impact of options outstanding ..........          --       7,661          --          --
                                                      -------     -------     -------     -------
Denominator for diluted income (loss) per share -
  weighted-average common shares outstanding ....     473,013     486,592     470,122     476,437
                                                      =======     =======     =======     =======

         As of September 30, 2001, the 4 7/8% Convertible Subordinated Notes and the 5 3/4% Convertible Subordinated Notes were convertible into approximately 22 million shares and approximately 23 million shares of Class A common stock, respectively. The effect of the convertible securities is excluded from the computation of diluted earning (loss) per share since the interest per common share obtainable upon conversion of each security exceeds the basic earnings
(loss) per share and the effect is anti-dilutive.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

         Effective July 6, 2001, EchoStar redeemed, for cash, all of its remaining outstanding 6 3/4% Series C Cumulative Convertible Preferred Stock at a total redemption price of approximately $2,400 or $51.929 per share.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"), which is required to be adopted July 1, 2001. FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The application of FAS 141 has not had a material impact on EchoStar's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, EchoStar is required to apply all other provisions of FAS 142. EchoStar is currently evaluating the potential impact, if any, the adoption of FAS 142 will have on our financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. EchoStar is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operation.

3. RETROACTIVE APPLICATION OF EQUITY METHOD OF ACCOUNTING

         Effective September 27, 2001, EchoStar invested an additional $50 million in StarBand, increasing its equity interest from approximately 19% to approximately 32%. If and when construction is commenced for a next generation satellite to be allocated for StarBand's service, EchoStar's equity interest would increase to approximately 60%. EchoStar originally invested $50 million in StarBand in April 2000. As a result of the increased equity stake, this investment is now accounted for using the equity method of accounting. As required by APB Opinion No. 18, the equity method accounting has been retroactively applied back to April 2000, the date of EchoStar's original investment in StarBand. This retroactive application resulted in an increase in net loss and basic and diluted loss per share for the three and nine-month periods ended September 30, 2000 as follows (in thousands):

                                                                   THREE MONTHS     NINE MONTHS
                                                                       ENDED            ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                       2000             2000
                                                                   -------------    -------------
                                                                            (Unaudited)
                   Net loss ..................................     $    (11,156)     $  (17,259)
                                                                   ============      ==========

                   Basic and diluted net loss per common share     $      (0.02)     $    (0.03)
                                                                   ============      ==========

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4. INVESTMENT SECURITIES

         EchoStar currently classifies all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholders' deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized losses totaled approximately $42 million as of September 30, 2001. Approximately $29 million of these unrealized losses relate to a decline in the value of OpenTV. EchoStar acquired that stock in connection with the establishment of a strategic relationship with OpenTV which did not involve an investment of cash by EchoStar.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. EchoStar evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. As a result of EchoStar's quarterly evaluations, through September 30, 2001 EchoStar has recorded an aggregate charge to earnings for other than temporary declines in the fair market value of its marketable investment securities of approximately $33.3 million. If the fair market value of EchoStar's marketable securities portfolio does not increase to cost basis or if EchoStar becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, EchoStar may be required to record an additional charge to earnings in future periods equal to the amount of the decline in fair value.

         EchoStar also has made strategic equity investments in certain non-marketable investment securities including Wildblue Communications, StarBand Communications, VisionStar, Inc. and Replay TV. Through September 30, 2001, the original cost basis of EchoStar's investments in these non-marketable investment securities totaled approximately $166 million. The securities of these companies are not publicly traded. During August 2001, SONICblue, a publicly-traded company, completed its acquisition of Replay TV. As such, during the quarter ended September 30, 2001, EchoStar reclassified this investment as an available-for-sale marketable investment security. EchoStar's ability to create realizable value for its strategic investments in companies that are not public is dependent on the success of their business plans and ability to obtain sufficient capital to execute their business plans. StarBand and Wildblue cancelled their planned initial public stock offerings. As a result of the cancellation of those offerings and other factors, during the nine months ended September 30, 2001, EchoStar recorded a non-recurring charge, net of the retroactive StarBand equity method accounting adjustments (Note 3), of approximately $52 million to reduce the carrying value of certain of these non-marketable investment securities to their estimated fair values. As of September 30, 2001, the carrying value of all non-marketable investment securities totaled approximately $64 million, net of equity in losses of StarBand. If EchoStar becomes aware of any factors that indicate that the carrying value of certain of our non-marketable investment securities is impaired, EchoStar may be required to record an additional charge to earnings in future periods.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5. INVENTORIES

         Inventories consist of the following (in thousands):

                                                                                             DECEMBER 31,  SEPTEMBER 30,
                                                                                                2000           2001
                                                                                             ------------  -------------
         Finished goods - DBS ...........................................................     $  96,362      $ 124,607
         Raw materials ..................................................................        40,247         53,667
         Finished goods - reconditioned and other .......................................        23,101         22,334
         Work-in-process ................................................................         8,879          8,986
         Consignment ....................................................................         2,478          2,260
         Reserve for excess and obsolete inventory ......................................        (9,906)        (5,450)
                                                                                              ---------      ---------
                                                                                              $ 161,161      $ 206,404
                                                                                              =========      =========

6. PROPERTY AND EQUIPMENT

EchoStar V

         EchoStar V is equipped with a total of three momentum wheels, including one spare. During July 2001, EchoStar V experienced an anomaly resulting in the loss of one momentum wheel. The satellite was quickly restored to normal operations mode. While no further momentum wheel losses are expected, until the root cause of the anomaly is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. The extent to which the loss of an additional momentum wheel would impair commercial operation has not yet been finally determined, but terms for in-orbit insurance, if procured, could be impacted. During August 2001, one of the thrusters on EchoStar V experienced an anomalous event resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. The satellite is equipped with a substantial number of backup thrusters. EchoStar V is also equipped with a total of 48 traveling-wave-tube amplifiers ("TWTAs"), including 16 spares. A total of two TWTAs were taken out of service and replaced by spares between the launch of the satellite and June 30, 2001. During the third quarter 2001, EchoStar V experienced anomalous telemetry readings on two additional TWTAs. One of those TWTAs experienced unusually high telemetry readings and as a precaution, during September 2001 EchoStar substituted that TWTA with a spare. To the extent that EchoStar V experiences anomalous telemetry readings on additional TWTAs it may be necessary to utilize additional spare TWTAs. An investigation of the anomalies, which have not impacted commercial operation of the satellite to date, is continuing. Until the root cause of the anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

EchoStar VI

         EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. As a result of the anomaly, we believe that one stationkeeping thruster and a pair of transponders are unusable. The satellite is equipped with a substantial number of backup transponders and thrusters. EchoStar VI has also experienced anomalies resulting in the loss of two solar array strings. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. The satellite manufacturer, Space Systems Loral ("SS/L"), has advised EchoStar that it believes that the thruster anomaly was isolated to one stationkeeping thruster, and that while further failures are possible, SS/L does not believe it is likely that additional thrusters will be impacted. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Satellite Insurance

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 30 transponders to date, a maximum of approximately 14 of the 44 transponders on EchoStar IV are available for use at this time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

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

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired on July 25, 2000. The insurers refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on the carriers' actions, EchoStar added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers' position is wrongful, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

         The indentures related to the outstanding senior notes of EchoStar Broadband Corporation ("EBC") and EchoStar DBS Corporation ("EDBS") contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar had procured normal and customary launch insurance for EchoStar VI, which expired on July 14, 2001. As a result, EchoStar is currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV, EchoStar V and EchoStar VI. To satisfy these insurance covenants, EchoStar reclassified an amount equal to the depreciated cost of three of EchoStar's satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of September 30, 2001, cash reserved for satellite insurance totaled approximately $128 million. The reclassification will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts. EchoStar believes it has in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of its in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


for a replacement satellite in the event of a complete loss of a satellite. Programming continuity could not be assured in the event of multiple satellite losses.

7. COMMITMENTS AND CONTINGENCIES

VisionStar

         During November 2000, one of EchoStar's wholly-owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license for, and is constructing a Ka-band satellite to launch into, the 113 degree orbital location. Together with VisionStar, EchoStar has requested FCC approval to acquire control over VisionStar by increasing its ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. EchoStar has also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expects to provide additional funding to VisionStar in the future. EchoStar is not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. EchoStar currently expects to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expects that it may spend approximately $79.5 million during the fourth quarter 2001 for that purpose subject to, among other things, FCC approval.

DirecTV

         During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network, has demanded that certain retailers stop displaying EchoStar's merchandise, has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition, and has acted in violation of federal and state antitrust laws in order to protect DirecTV's market share.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain trademarks owned by PrimeStar, which is now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on November 2, 2001. In an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV had claimed damages totaling hundreds of millions of dollars. During September 2001, the arbitration panel awarded DirecTV approximately $7.3 million, of which approximately $4 million would be payable by EchoStar. EchoStar intends to challenge the arbitration panel's decision.

Fee Dispute

         EchoStar had a contingent fee arrangement with the attorneys who represented EchoStar in prior litigation with News Corporation. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by us in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement.

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and the presentation of evidence concluded on August 17, 2001. The parties presented closing arguments to the arbitration panel on October 11, 2001. During the four week arbitration hearing, the attorneys presented a damage model for $56 million. However, during closing

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

arguments, the attorneys presented a separate damage calculation for $111 million to the arbitration panel. EchoStar believes that even the $56 million significantly overstates the amount the attorneys should be reasonably entitled to receive under the fee agreement. It is not possible for EchoStar to predict what the decision of the arbitration panel will be with any degree of certainty. EchoStar anticipates that the panel will issue its ruling within the next 90 days.

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

         During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

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

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. EchoStar asked the court to enter a judgment declaring that our method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. Oral argument before the Eleventh Circuit was held on May 24, 2001. At the oral argument, the parties agreed to participate in a court supervised mediation and that the mediator was to report back to the Eleventh Circuit on July 11, 2001. The Eleventh Circuit indicated that it would not rule on the pending appeal until after July 11, 2001. Since May 24, 2001, the parties participated in the court-supervised mediation. On July 11, 2001 the mediator reported to the Eleventh Circuit the status of the parties' mediation efforts. On July 16, 2001, the Eleventh Circuit issued an order for the parties to engage in further mediation efforts until August 10, 2001. On August 8, 2001, the parties participated in another court ordered mediation but were unable to reach a resolution. On August 10, 2001, the mediator reported to the Eleventh Circuit that despite the parties' extensive efforts, the parties were unable to resolve their differences and that further efforts at mediation will not contribute to a resolution of the dispute between the parties at this time. The mediator therefore advised the Eleventh Circuit that it may rule upon EchoStar appeal.

         On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. EchoStar has filed a petition for rehearing asking the Eleventh Circuit to

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


reconsider its rejection of EchoStar's constitutional challenge. There can be no assurance the Eleventh Circuit will reconsider or reverse its decision on EchoStar's First Amendment challenge. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit remanded the matter to the District Court for an evidentiary hearing. EchoStar can not predict when the evidentiary hearing will be set.

         If, after an evidentiary hearing, the District Court enters a preliminary injunction against EchoStar, the preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by Echostar, which would have a material adverse affect on EchoStar's business.

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

         In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar has also filed counterclaims in this lawsuit alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest these counterclaims. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman hearing was held in July 2001 but no decision has been issued to date. The case is not expected to go to trial before early 2002. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

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

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. One patent was subsequently dropped by plaintiffs. The Court entered summary judgment in favor of EchoStar that the encryption patent, with respect to which the plaintiffs claimed $80 million in damages, was not infringed by EchoStar. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. The parties recently completed post-trial briefings in this action which are scheduled for oral argument before the Court on October 24, 2001. EchoStar intends to appeal any adverse decision and plaintiffs have indicated they will appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and intends to vigorously defend the lawsuit.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. On September 18, 2001, the Court granted EchoStar's Motion to Dismiss for lack of personal jurisdiction. Plaintiff Satellite Dealers Supply has moved for reconsideration of the Court's order dismissing the case.

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

         Occasionally, increased solar activity poses a potential threat to all in-orbit geosynchronous satellites including EchoStar's DBS satellites. The probability that the effects from this activity will damage our satellites or cause service interruptions is generally very small.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

8. SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

         Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. During 2000, under this definition, we were operating as three separate business units. However, beginning 2001, it was determined that EchoStar's chief operating decision maker regularly evaluates only the following two separate business units. In addition, as previously stated, EchoStar has retroactively applied the equity method of accounting to its StarBand investment. All prior year amounts have been adjusted to conform to the current year presentation. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

                                                             ECHOSTAR
                                             DISH          TECHNOLOGIES                                       CONSOLIDATED
                                            NETWORK        CORPORATION       ALL OTHER       ELIMINATIONS        TOTAL
                                          -----------      ------------     -----------      ------------     ------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
  Revenue ...........................     $   641,381      $    40,889      $    16,309      $      (607)     $   697,972
  Net income (loss) .................        (134,930)          (2,580)          (4,450)             (89)        (142,049)

THREE MONTHS ENDED SEPTEMBER 30, 2001
  Revenue ...........................     $   944,274      $    52,526      $    27,066      $    (1,360)     $ 1,022,506
  Net income (loss) .................          58,351            1,149          (11,075)         (45,330)           3,095

NINE MONTHS ENDED SEPTEMBER 30, 2000
  Revenue ...........................     $ 1,714,596      $   141,403      $    55,906      $    (2,083)     $ 1,909,822
  Net income (loss) .................        (455,580)          (2,935)          (7,427)            (200)        (466,142)

NINE MONTHS ENDED SEPTEMBER 30, 2001
  Revenue ...........................     $ 2,668,855      $    97,014      $    87,908      $    (3,069)     $ 2,850,708
  Net income (loss) .................        (174,801)         (14,108)         (27,000)          43,282         (172,627)

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000.

         Revenue. Total revenue for the three months ended September 30, 2001 was $1.023 billion, an increase of $325 million compared to total revenue for the three months ended September 30, 2000 of $698 million. The increase in total revenue was primarily attributable to higher average revenue per subscriber and continued DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $921 million for the three months ended September 30, 2001, an increase of $305 million compared to the same period in 2000. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to higher average revenue per subscriber and continued DISH Network subscriber growth. DISH Network added approximately 360,000 net new subscribers for the three months ended September 30, 2001 compared to approximately 455,000 net subscriber additions during the same period in 2000. The reduction in net new subscribers for the quarter ended September 30, 2001 primarily resulted from increased churn due to the slowing economy, significant piracy of our competitor's products, bounty programs offered by competitors, our maturing subscriber base, and other factors. As of September 30, 2001, we had approximately 6.43 million DISH Network subscribers compared to approximately
4.8 million at September 30, 2000, an increase of approximately 35%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, assuming the U.S. economy continues to grow at a slow pace, we expect to add approximately 1.5 to 1.75 million net new subscribers and to obtain a majority of all net new DBS subscribers, during 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Monthly average revenue per subscriber was approximately $49.26 during the three months ended September 30, 2001 and approximately $45.36 during the same period in 2000. For the nine months ended September 30, 2001, our monthly average revenue per subscriber was approximately $49.19. The increase in monthly average revenue per subscriber is primarily attributable to $1.00 price increases in America's Top 100 CD, our most popular programming package, in both May 2000 and February 2001, the increased availability of local channels by satellite, the successful introduction of our $39.99 per month America's Top 150 programming package during April 2000 together with an increase in subscriber penetration in our higher priced Digital Home Plans. As anticipated, in connection with the introduction of our I Like 9 promotion in August 2001, as discussed below, monthly average revenue per subscriber during the third quarter of 2001 decreased slightly from monthly average revenue per subscriber of approximately $50.00 during the second quarter of 2001. To the extent the I Like 9 promotion is successful, we expect monthly average revenue per subscriber to decrease slightly from the third quarter levels for the remainder of 2001.

         For the three months ended September 30, 2001, DTH equipment sales and integration services revenue totaled $73 million, an increase of $19 million compared to the same period during 2000. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in demand for digital set-top boxes from our two primary international customers as compared to the same period during 2000.

         A significant portion of DTH equipment sales and integration services revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. While we have binding purchase orders from both providers for the remainder of 2001, we expect overall demand for 2001 to be lower than the same period in 2000. As a result, we expect total DTH equipment sales and integration services revenue to decrease in 2001 compared to 2000. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         In order, among other things, to plan for the potential re-implementation of the injunction previously issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we may terminate the delivery of distant network channels to certain of our subscribers. Additionally, during 2000, the FCC issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base.

         "Spot beam" technology on EchoStar VII and EchoStar VIII is expected to increase our existing satellite capacity. The earliest scheduled launch of EchoStar VII is late December 2001. Further postponement could result from delays in delivery of the satellite, from difficulties procuring adequate launch insurance, or from other factors. Insurance issues resulting from market reticence with respect to Atlas III launches, particularly following the September 11th tragedy, have prevented procurement of launch insurance to date. We are evaluating alternative launch vehicles to potentially minimize the risk of further delays. EchoStar VIII is currently expected to launch during the first half of 2002. Commencing January 1, 2002, we will be required to comply with the statutory requirement to carry substantially all over the air television stations by satellite in any market where we carry any local network channels by satellite. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets, would adversely effect our operations and could result in a temporary increase in churn. Failure to comply with "must carry" requirements could result in substantial fines and other sanctions. While there can be no assurance, based among other things on the number of over the air television stations that have qualified for "must carry" to date and on other available satellite capacity, we currently believe we can meet statutory "must carry" requirements with few reductions in the number of markets where we currently provide local channels by satellite. However, until EchoStar VII and EchoStar VIII become operational we probably will not be able to increase the number of markets where we provide local network channels by satellite.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         DISH Network Operating Expenses. DISH Network operating expenses totaled $447 million during the three months ended September 30, 2001, an increase of $121 million or 37% compared to the same period in 2000. DISH Network operating expenses represented 49% and 53% of subscription television services revenue during the three months ended September 30, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. We expect to continue to control costs and create operating efficiencies. We would expect operating expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001, however the I Like 9 promotion discussed below could cause the percentage to increase.

         Subscriber-related expenses totaled $363 million during the three months ended September 30, 2001, an increase of $110 million compared to the same period in 2000. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 39% and 41% of subscription television services revenues during the three months ended September 30, 2001 and 2000, respectively. The decrease in subscriber-related expenses as a percentage of subscription television services revenue primarily resulted from our programming package price increases during 2001. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $73 million during the three months ended September 30, 2001, an increase of $13 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the three months ended September 30, 2001, as compared to 10% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during the remainder of 2001. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We continue to work to automate simple telephone responses, and intend to increase Internet-based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and commercial satellite in-orbit insurance premiums. Satellite and transmission expenses totaled $11 million during the three months ended September 30, 2001, a $2 million decrease compared to the same period in 2000. Satellite and transmission expenses totaled 1% and 2% of subscription television services revenue during the three months ended September 30, 2001 and 2000, respectively. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue to increase in the future as additional satellites or digital broadcast centers are placed in service and to the extent we successfully place commercial in-orbit insurance.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $49 million during the three months ended September 30, 2001, an increase of $9 million compared to the same period in 2000. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 67% and 74% of DTH equipment revenue, during the three months ended September 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Marketing Expenses. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Marketing expenses totaled $270 million during the three months ended September 30, 2001 compared to $288 million for the same period in 2000. This decrease primarily resulted from a decrease in Subscriber promotion subsidies - promotional DTH equipment as a result of higher penetration of our Digital Home Plan promotion discussed below. This decrease was partially offset by an increase in advertising related to our I Like 9 promotions. Subscriber promotion subsidies - promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $45 million and $41 million during the three months ended September 30, 2001 and 2000, respectively.

         During the three months ended September 30, 2001, our marketing promotions included our Digital Home Plan, Free Now, I Like 9 and a free installation program.

         Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $49.99 to $59.99 per month. Consumers may also choose from one of our DishPVR Plans which includes the use of two or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. The DishPVR Plans also included either America's Top 100 CD or DISH Latino Dos programming package starting at $49.99 per month or America's Top 150 programming package starting at $59.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we intend to continue it through at least January 31, 2002.

         From February through July 2001, we offered new subscribers a free base-level EchoStar receiver system and free installation under our Free Now promotion. To be eligible, a subscriber had to provide a valid major credit card and make a one-year commitment to subscribe to either our America's Top 150 programming package or our America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month. Subscriber acquisition costs were materially higher under this plan compared to historical promotions. This promotion expired July 31, 2001.

         During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchase an EchoStar receiver system for $199 or higher, receive free installation and either our America's Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. Although there can be no assurance as to the ultimate duration of the I Like 9 promotion, we intend to continue it through at least January 31, 2002.

         Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - promotional DTH equipment, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the three months ended September 30, 2001, our subscriber acquisition costs totaled approximately $268 million, or approximately $392 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Comparatively, our subscriber acquisition costs during the three months ended September 30, 2000 totaled $284 million, or approximately $438 per new subscriber activation. The decrease in our per new subscriber acquisition cost primarily resulted from the introduction of our I Like 9 promotion, an increase in direct sales and an increase in penetration of our Digital Home Plans. While there can be no assurance, we expect total subscriber acquisition costs for the year ended December 31, 2001 to be less than our prior estimate of approximately $450 per subscriber.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $86 million during the three months ended September 30, 2001, an increase of $23 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 8% and 9% of total revenue during the three months ended September 30, 2001 and 2000, respectively. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended September 30, 2001 and 2000 we recognized $7 million and $12 million, respectively, under this performance-based plan.

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

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         -------------------
                                                          2000        2001
                                                         -------     -------
         Customer service center and other .........     $   107     $   311
         Satellite and transmission ................         985         388
         General and administrative ................      10,476       6,132
                                                         -------     -------
            Total non-cash, stock-based compensation     $11,568     $ 6,831
                                                         =======     =======

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $425 million during the three months ended September 30, 2001, an increase of 62% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 41.5% during the three months ended September 30, 2001 compared to 37.5% during the same period in 2000. We believe that pre-marketing cash flow can be a helpful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to remain near the current level during the remainder of 2001.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $155 million during the three months ended September 30, 2001, compared to negative $26 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the three months ended September 30, 2001 and 2000 does not include approximately $7 million and $12 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. While there can be no assurance, we expect to continue to have positive EBITDA for the year ended December 31, 2001. As previously discussed, to the extent we introduce new marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

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

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $73 million during the three months ended September 30, 2001, a $28 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets, including Digital Home Plan equipment, placed in service during late 2000 and 2001.

         Other Income and Expense. Other expense, net, totaled $72 million during the three months ended September 30, 2001, an increase of $12 million compared to the same period in 2000. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000 and the issuance of our 5 3/4% Convertible Subordinated Notes in late May 2001. This increase in interest expense was partially offset by an increase in interest income.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.

         Revenue. Total revenue for the nine months ended September 30, 2001 was $2.851 billion, an increase of $941 million compared to total revenue for the nine months ended September 30, 2000 of $1.910 billion. The increase in total revenue was primarily attributable to higher average revenue per subscriber and continued DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $2.598 billion for the nine months ended September 30, 2001, an increase of $950 million compared to the same period in 2000. This increase was directly attributable to higher average revenue per subscriber and continued DISH Network subscriber growth.

         For the nine months ended September 30, 2001, DTH equipment sales and integration services revenue totaled $161 million, a decrease of $16 million compared to the same period during 2000. This decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand for digital set-top boxes from our two primary international customers as compared to the same period during 2000.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $1.274 billion during the nine months ended September 30, 2001, an increase of $365 million or 40% compared to the same period in 2000. DISH Network operating expenses represented 49% and 55% of subscription television services revenue during the nine months ended September 30, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

         Subscriber-related expenses totaled $1.038 billion during the nine months ended September 30, 2001, an increase of $352 million compared to the same period in 2000. Such expenses represented 40% and 42% of subscription television services revenues during the nine months ended September 30, 2001 and 2000, respectively.

         Customer service center and other expenses totaled $207 million during the nine months ended September 30, 2001, an increase of $22 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the nine months ended September 30, 2001, as compared to 11% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Satellite and transmission expenses totaled $29 million during the nine months ended September 30, 2001, a $10 million decrease compared to the same period in 2000. This decrease resulted from the expiration of the commercial in-orbit satellite insurance policies for EchoStar I, EchoStar II and EchoStar III during July 2000. As discussed below, we are currently self-insuring these satellites. Satellite and transmission expenses totaled 1% and 2% of subscription television services revenue during the nine months ended September 30, 2001 and 2000, respectively.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $109 million during the nine months ended September 30, 2001, a decrease of $24 million compared to the same period in 2000. This decrease in cost of sales - DTH equipment and integration services is consistent with the decrease in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 68% and 75% of DTH equipment revenue, during the nine months ended September 30, 2001 and 2000, respectively.

         Marketing Expenses. Marketing expenses totaled $823 million during the nine months ended September 30, 2001, an increase of $10 million compared to the same period in 2000. The increase in marketing expenses was attributable to an increase in advertising and other. Advertising and other expenses totaled $99 million and $89 million during the nine months ended September 30, 2001 and 2000, respectively.

         General and Administrative Expenses. General and administrative expenses totaled $249 million during the nine months ended September 30, 2001, an increase of $72 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the nine months ended September 30, 2001 and 2000.

         Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the nine months ended September 30, 2001 and 2000 we recognized $21 million and $39 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

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

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                           2000        2001
                                                          -------     -------
          Customer service center and other .........     $ 1,308     $   932
          Satellite and transmission ................       2,296       1,165
          General and administrative ................      34,995      19,201
                                                          -------     -------
             Total non-cash, stock-based compensation     $38,599     $21,298
                                                          =======     =======

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $1.164 billion during the nine months ended September 30, 2001, an increase of 74% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 41% during the nine months ended September 30, 2001 compared to 35% during the same period in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $340 million during the nine months ended September 30, 2001, compared to negative $145 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, though not yet adequate to support interest payments and other non-operating costs, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the nine months ended September 30, 2001 and 2000 does not include approximately $21 million and $39 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $195 million during the nine months ended September 30, 2001, a $68 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets, including Digital Home Plan equipment, placed in service during late 2000 and 2001.

         Other Income and Expense. Other expense, net, totaled $297 million during the nine months ended September 30, 2001, an increase of $141 million compared to the same period in 2000. This increase primarily resulted from impairment losses on marketable and non-marketable investment securities of approximately $85 million, as discussed below, and from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000 and the issuance of our 5 3/4% Convertible Subordinated Notes in late May 2001. This increase in interest expense was partially offset by an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

         As of September 30, 2001, our cash, cash equivalents and marketable investment securities totaled $2.301 billion, including $128 million of cash reserved for satellite insurance and approximately $1 million of restricted cash, compared to $1.550 billion, including $82 million of cash reserved for satellite insurance and $3 million of restricted cash, as of December 31, 2000. For the nine months ended September 30, 2001 and 2000, we reported net cash flows from operating activities of $333 million and negative $224 million, respectively. The $557 million increase in net cash flow from operating activities reflects, among other things, an increase in the number of DISH Network subscribers, increased penetration of our Digital Home Plan promotions, changes in working capital and higher average revenue per subscriber, resulting in recurring revenue which is large enough to support the cost of new and existing subscribers, though not yet adequate to support interest payments and other non-operating costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Investment Securities

         We currently classify all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders' deficit. Declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

         As of December 31, 2000, we had declines in the fair market value of our marketable securities portfolio of approximately $61 million. Approximately $29 million and $17 million of the decline in fair market value related to two separate securities, neither of which had traded below their cost basis for a period of more than six to nine months. In addition, our evaluation of the marketable securities portfolio as of December 31, 2000 did not result in any market or company specific findings for any of the individual securities that lead us to believe that these declines were other than temporary in nature. As such, as of December 31, 2000 we recorded unrealized losses of approximately $61 million as a separate component of stockholders' deficit.

         During the nine months ended September 30, 2001, we recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $33.3 million, and established a new cost basis for these securities. All of these charges were recorded during the first half of 2001. In addition, we have recorded unrealized losses totaling approximately $42 million as of September 30, 2001. If the fair market value of our marketable securities portfolio does not increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

         We have made strategic equity investments in certain non-marketable investment securities, which we also evaluate on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As such, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. As of December 30, 2000, we reviewed our non-marketable investment securities, and determined that the carrying value of each investment was not impaired. During 2001, certain of the companies in which we have investments cancelled their planned initial public offerings. As a result of the cancellation of those offerings and other factors, we have recorded cumulative non-recurring charges to earnings totaling approximately $52 million as of September 30, 2001 to reduce the carrying value of certain of these non-marketable investment securities to their estimated fair values. If we become aware of any factors that indicate that the carrying value of certain of our non-marketable investment securities is impaired, we may be required to record additional charges to earnings in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Subscriber Turnover

         Our percentage churn for the nine months ended September 30, 2001 increased compared to the same period during 2000. The increase resulted from the slowing economy, significant piracy of our competitor's products, bounty programs offered by competitors, our maturing subscriber base, and other factors. As a result of these factors we also expect our percentage churn for the remainder of 2001 to be higher than our historical average, but that it will continue to be lower than satellite and cable industry averages. While there can be no assurance, we also expect that our percentage churn during the fourth quarter will be lower than it was during the third quarter.

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

         "Spot beam" technology on EchoStar VII and EchoStar VIII is expected to increase our existing satellite capacity. The earliest scheduled launch of EchoStar VII is late December 2001. Further postponement could result from delays in delivery of the satellite, from difficulties procuring adequate launch insurance, or from other factors. Insurance issues resulting from market reticence with respect to Atlas III launches, particularly following the September 11th tragedy, have prevented procurement of launch insurance to date. We are evaluating alternative launch vehicles to potentially minimize the risk of further delays. EchoStar VIII is currently expected to launch during the first half of 2002. Commencing January 1, 2002, we will be required to comply with the statutory requirement to carry substantially all over the air television stations by satellite in any market where we carry any local network channels by satellite. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets, would adversely effect our operations and could result in a temporary increase in churn.
Failure to comply with "must carry" requirements could result in substantial fines and other sanctions. While there can be no assurance, based among other things on the number of over the air television stations that have qualified for "must carry" to date and on other available satellite capacity, we currently believe we can meet statutory "must carry" requirements with few reductions, in the number of markets where we currently provide local channels by satellite. However, until EchoStar VII and EchoStar VIII become operational we probably will not be able to increase the number of markets where we provide local network channels by satellite.

         In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber churn.

Subscriber Acquisition Costs

         As previously described, we generally subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were $403 per new subscriber activation during the nine months ended September 30, 2001. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. While there can be no assurance, we expect total subscriber acquisition costs for the year ended December 31, 2001 to be less than our prior estimate of approximately $450 per subscriber. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

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

Digital Home Plan

         Our Digital Home Plan promotion, introduced during July 2001, offers four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $49.99 to $59.99 per month. Consumers may also choose from one of our DishPVR Plans which includes the use of two or more EchoStar receiver systems, one of which includes a built-in hard disk drive that allows viewers to pause and record live programming without the need for video tape. The DishPVR Plans also included either America's Top 100 CD or DISH Latino Dos programming package starting at $49.99 per month or America's Top 150 programming package starting at $59.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment. Our Digital Home Plan promotion allows us to capitalize and depreciate over 4 years equipment costs that would otherwise be expensed at the time of sale, but also results in increased capital expenditures. Capital expenditures under our Digital Home Plan promotion totaled approximately $258 million for the nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Conditional Access System

         The access control system is central to the security network that prevents unauthorized viewing of programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. If other measures are not successful, it could be necessary to replace the credit card size smart card that controls the security of each consumer set top box at a material cost to us. In order to combat piracy and to generate additional future revenue opportunities, we may decide to replace smart cards at any time in the future. The cost of replacing these smart cards will not have a material adverse effect on our results of operations.

Intellectual Property

         Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we would be required to cease developing or marketing those products, to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. Material damage awards, including the potential for triple damages under patent laws, could also result. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. Certain of these parties have filed suit against us, including Starsight and Superguide, as previously described. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

Obligations and Future Capital Requirements

         Semi-annual cash debt service of approximately $94 million related to our 9 1/4% Senior Notes due 2006 (9 1/4% Seven Year Notes) and our 9 3/8% Senior Notes due 2009 (9 3/8% Ten Year Notes), is payable in arrears on February 1 and August 1 each year. Semi-annual cash debt service requirements of approximately $24 million related to our 4 7/8% Convertible Subordinated Notes due 2007 is payable in arrears on January 1 and July 1 of each year. Semi-annual cash debt service of approximately $52 million related to our 10 3/8% Senior Notes due 2007 (10 3/8% Seven Year Notes) is payable in arrears on April 1 and October 1 of each year. Semi-annual debt service requirements of approximately $29 million related to our 5 3/4% Convertible Subordinated Notes due 2008 is payable in arrears on May 15 and November 15 of each year, commencing November 15, 2001. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes.

         The indentures related to our 9 1/4% Seven Year Notes, our 9 3/8% Ten Year Notes, and our 10 3/8% Seven Year Notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own. Insurance coverage is therefore required for at least three of our six satellites currently in orbit. We had procured normal and customary launch insurance for EchoStar VI, which expired on July 14, 2001. As a result, we are currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV, EchoStar V and EchoStar VI. To satisfy these insurance covenants, we reclassified an amount equal to the depreciated cost of three of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of September 30, 2001, cash reserved for satellite insurance totaled approximately $128 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity could not be assured in the event of multiple satellite losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         We utilized $91 million of satellite vendor financing for our first four satellites. As of September 30, 2001, approximately $18 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. Those in orbit payments are contingent on the continued health of the satellites.

         Effective July 6, 2001, we redeemed, for cash, all of our remaining outstanding 6 3/4% Series C Cumulative Convertible Preferred Stock at a total redemption price of approximately $2,400 or $51.929 per share.

         During the remainder of 2001, we anticipate total capital expenditures of between $150-$200 million depending upon the strength of the economy and other factors. We expect approximately 33% of that amount to be utilized for satellite construction and approximately 67% for EchoStar receiver systems in connection with our Digital Home Plan and for general corporate expansion. These percentages could change depending on actual total expenditures for the year. While the Digital Home Plan is a competitive promotion for consumers who want multiple receivers, consumers who only want a single receiver tend to be more attracted to other industry promotions. Consequently, our anticipated capital expenditures related to the Digital Home Plan promotion will decrease to the extent those consumers find other promotions we offer to be more compelling.

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

         During November 2000, one of our wholly-owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license for, and is constructing a Ka-band satellite to launch into, the 113 W.L. orbital slot. Together with VisionStar we have requested FCC approval to acquire control over VisionStar by increasing our ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. We have also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expect to provide additional funding to VisionStar in the future. We are not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. There can be no assurance construction of the satellite will be completed within this time frame. We currently expect to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expect that we may spend approximately $79.5 million during the fourth quarter 2001 for that purpose subject to, among other things, FCC approval. In the future we may fund construction, launch and insurance of the satellite through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources.

         Effective September 27, 2001, we invested an additional $50 million in StarBand, increasing our equity interest from approximately 19% to approximately 32%. If and when construction is commenced for a next generation satellite to be allocated for StarBand's service, our equity interest would increase to approximately 60%. We originally invested $50 million in StarBand in April 2000. As a result of the increased equity stake, this investment is now accounted for using the equity method of accounting. As required by generally accepted accounting principles, the equity method accounting has been retroactively applied back to April 2000, the date of our original investment in StarBand. In the future we may fund construction, launch and insurance of satellites through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of September 30, 2001, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of $2.2 billion. Of that amount, a total of $2.1 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At September 30, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of September 30, 2001 our marketable securities portfolio balance was approximately $2.2 billion with an average annual interest rate of approximately 4%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $9 million in annual interest income.

         We also invest in debt and equity of public and private companies for strategic and financial purposes. As of September 30, 2001, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $126 million. We acquired stock in one of those companies, OpenTV, in connection with establishment of a strategic relationship which did not involve the investment of cash by us. None of these investments accounted for more than 40% of the total fair value of the portfolio. We may make additional strategic and financial investments in other debt and equity securities in the future.

         The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $4 million. The fair value of our strategic debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $12.6 million decrease in the fair value of that portfolio.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of its marketable investment securities compared to the carrying value of these securities and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. During the nine months ended September 30,

2001, we recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $33.3 million, and established a new cost basis for these securities. All of these charges were recorded during the first half of 2001. In addition, we have recorded unrealized losses totaling approximately $42 million as of September 30, 2001. If the fair market value of our marketable securities portfolio does not increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record an additional charge to earnings in future periods equal to the amount of the decline in fair value.

         In addition to the $2.2 billion, we have made strategic equity investments in certain non-marketable investment securities including Wildblue Communications, StarBand Communications, VisionStar, Inc. and Replay TV. Through September 30, 2001, the original cost basis of our investments in these non-marketable investment securities totaled approximately $166 million. The securities of these companies are not publicly traded. During August 2001, SONICblue, a publicly-traded company, completed its acquisition of Replay TV. As such, during the quarter ended September 30, 2001, EchoStar reclassified this investment as an available-for-sale marketable investment security. Our ability to create realizable value for our strategic investments in companies that are not public is dependent on the success of their business plans. Among other things, there is relatively greater risk that those companies may not be able to raise sufficient capital to fully finance and execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. StarBand and Wildblue cancelled their planned initial public stock offerings. As a result of the cancellation of those offerings and other factors, during the nine months ended September 30, 2001, we recorded a non-recurring charge, net of retroactive StarBand equity method accounting adjustments, of approximately $52 million to reduce the carrying value of certain of these non-marketable investment securities to their estimated fair values. As of September 30, 2001, the carrying value of all non-marketable investment securities totaled approximately $64 million, net of equity in losses of StarBand. If we become aware of any factors that indicate that the carrying value of certain of our non-marketable investment securities is impaired, we may be required to record an additional charge to earnings in future periods.

         As of September 30, 2001, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $4.6 billion using quoted market prices where available, or discounted cash flow analyses. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $221 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2001, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $40 million.

         We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DirecTV

         During February 2000, we filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network, has demanded that certain retailers stop displaying EchoStar's merchandise, has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition, and has acted in violation of federal and state antitrust laws in order to protect DirecTV's market share.

         The DirecTV defendants filed a counterclaim against us. DirecTV alleges that we tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that we "merged" with KBS in contravention of DirecTV's contract with KBS. DirecTV also alleges that we have falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that we improperly used certain trademarks owned by PrimeStar, which is now owned by DirecTV. Finally, DirecTV alleges that we have been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on November 2, 2001. In an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV had claimed damages totaling hundreds of millions of dollars. During September 2001, the arbitration panel awarded DirecTV approximately $7.3 million, of which approximately $4 million would be payable by us. We intend to challenge the arbitration panel's decision.

Fee Dispute

         We had a contingent fee arrangement with the attorneys who represented us in prior litigation with News Corporation. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by us in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement.

         During mid-1999, we initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and the presentation of evidence concluded on August 17, 2001. The parties presented closing arguments to the arbitration panel on October 11, 2001. During the four week arbitration hearing, the attorneys presented a damage model for $56 million. However, during closing arguments, the attorneys presented a separate damage calculation for $111 million to the arbitration panel. We believe that even the $56 million significantly overstates the amount the attorneys should be reasonably entitled to receive under the fee agreement. It is not possible for us to predict what the decision of the arbitration panel will be with any degree of certainty. We anticipate that the panel will issue its ruling within the next 90 days.

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

                           PART II - OTHER INFORMATION

         During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including us. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

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

         In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. We asked the court to enter a judgment declaring that our method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

                           PART II - OTHER INFORMATION

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

         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. Oral argument before the Eleventh Circuit was held on May 24, 2001. At the oral argument, the parties agreed to participate in a court supervised mediation and that the mediator was to report back to the Eleventh Circuit on July 11, 2001. The Eleventh Circuit indicated that it would not rule on the pending appeal until after July 11, 2001. Since May 24, 2001, the parties participated in the court supervised mediation. On July 11, 2001 the mediator reported to the Eleventh Circuit the status of the parties' mediation efforts. On July 16, 2001, the Eleventh Circuit issued an order for the parties to engage in further mediation efforts until August 10, 2001. On August 8, 2001, the parties participated in another court ordered mediation but were unable to reach a resolution. On August 10, 2001, the mediator reported to the Eleventh Circuit that despite the parties' extensive efforts, the parties were unable to resolve their differences and that further efforts at mediation will not contribute to a resolution of the dispute between the parties at this time. The mediator therefore advised the Eleventh Circuit that it may rule upon our appeal.

         On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected our First Amendment challenge to the SHVA. We have filed a petition for rehearing asking the Eleventh Circuit to reconsider its rejection of our constitutional challenge. There can be no assurance the Eleventh Circuit will reconsider or reverse its decision on our First Amendment challenge. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit remanded the matter to the District Court for an evidentiary hearing. We can not predict when the evidentiary hearing will be set.

         If, after an evidentiary hearing, the District Court enters a preliminary injunction against us, the preliminary injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Management has determined that such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. If we lose the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by us, which would have a material adverse affect on our business.

                           PART II - OTHER INFORMATION

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

         In December 2000, we filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar has also filed counterclaims in this lawsuit alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We have examined these patents and believe they are not infringed by any of our products or services. We will vigorously contest these counterclaims. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs.

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

         During 2000, Superguide Corp. also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. A Markman was held in July 2001 but no decision has been issued to date. The case is not expected to go to trial before early 2002. We intend to vigorously defend against this action and assert a variety of counterclaims.

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

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against us, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. One patent was subsequently

                           PART II - OTHER INFORMATION

dropped by plaintiffs. The Court entered summary judgment in favor of us that the encryption patent, with respect to which the plaintiffs claimed $80 million in damages, was not infringed by us. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. The parties recently completed post-trial briefings in this action which are scheduled for oral argument before the Court on October 24, 2001. We intend to appeal the decision and plaintiffs have indicated they will appeal as well. Any final award of damages would be split between us and Nagra in percentages to be agreed upon between us and Nagra.

California Actions

         A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, we filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. We intend to deny all liability and intend to vigorously defend the lawsuit.

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

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and claim the alleged class has been "subject to improper chargebacks." The plaintiff alleges that we:
(1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. On September 18,

                           PART II - OTHER INFORMATION

2001, the Court granted our Motion to Dismiss for lack of personal jurisdiction. Plaintiff Satellite Dealers Supply has moved for reconsideration of the Court's order dismissing the case.

Satellite Insurance

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 30 transponders to date, a maximum of approximately 14 of the 44 transponders on EchoStar IV are available for use at this time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

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

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on the carriers' actions, we added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, we filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. While we believe we are entitled to the full amount claimed under the EchoStar IV insurance policy and believe the insurance carriers' position is wrongful, there can be no assurance as to the outcome of these proceedings. During March 2001, we voluntarily dismissed the antitrust lawsuit without prejudice. We have the right to re-file an antitrust action against the insurers again in the future.

         We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

         None.

(b)  Reports on Form 8-K.

         On July 12, 2001, we filed a Current Report on Form 8-K to report that, subject, among other things, to customary regulatory approvals, it has increased its equity stake in StarBand Communications Inc. to approximately 32% and acquire four out of seven seats on the StarBand Board of Directors. In exchange, EchoStar will invest an additional $50 million in StarBand. Further, EchoStar will lease transponder capacity to StarBand from a next generation satellite. In accordance with the agreement and subject to customary regulatory approvals, EchoStar's equity stake will increase to approximately 60% upon commencement of the construction of the next generation satellite.

         On August 6, 2001, we filed a Current Report on Form 8-K to report that we have made a proposal to General Motors Corporation to combine EchoStar with Hughes Electronic Corporation in a stock-for-stock transaction.

         On September 28, 2001, we filed a Current Report on Form 8-K to report that we had completed our additional $50 million investment in StarBand Communications Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ECHOSTAR COMMUNICATIONS CORPORATION


                              By: /s/ David K. Moskowitz
                                 -----------------------------------------------
                                  David K. Moskowitz
                                  Senior Vice President, General Counsel,
                                  Secretary and Director
                                  (Duly Authorized Officer)


                              By: /s/ Michael R. McDonnell
                                 -----------------------------------------------
                                  Michael R. McDonnell
                                  Senior Vice President and Chief Financial
                                  Officer
                                  (Principal Financial Officer)

Date:  October 23, 2001