Form 10-K405
period 2001-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2002-02-28
CIK 1001082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Securities registered pursuant to Section 12(g) of the Class A
                       Common Stock, $0.01 par value Act:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 25, 2002, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $5.2 billion based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

         As of February 25, 2002, the Registrant's outstanding Common stock consisted of 241,282,817 shares of Class A Common Stock and 238,435,208 shares of Class B Common Stock, each $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated into this Form 10-K by reference:

         Portions of the Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held May 6, 2002 are incorporated by reference in Part III herein.

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

================================================================================

                                TABLE OF CONTENTS


                                      PART I

Disclosure regarding forward-looking statements ...............................  1
Item 1.   Business ............................................................  2
Item 2.   Properties .......................................................... 28
Item 3.   Legal Proceedings ................................................... 29
Item 4.   Submission of Matters to a Vote of Security Holders ................. 35

                                      PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ................................................. 36
Item 6.   Selected Financial Data ............................................. 37
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................... 38
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .......... 56
Item 8.   Financial Statements and Supplementary Data ......................... 57
Item 9.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure ................................................ 57

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant .................. 58
Item 11.  Executive Compensation .............................................. 58
Item 12.  Security Ownership of Certain Beneficial Owners and Management ...... 58
Item 13.  Certain Relationships and Related Transactions ...................... 58

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..... 59

            Signatures ........................................................ 65
            Index to Financial Statements .....................................F-1

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         We make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to: our proposed merger with Hughes Electronics Corporation may not occur as a result of: (1) the failure to obtain necessary Internal Revenue Service, which is referred to as the IRS, tax rulings, antitrust clearance, Federal Communications Commission, or FCC, approval or the requisite approval from General Motors' stockholders, (2) shareholder litigation challenging the merger, or (3) the failure to satisfy other conditions; while we need substantial additional financing, we are highly leveraged and subject to numerous constraints on our ability to raise additional debt; we may incur unanticipated costs in connection with the Hughes merger financing or any refinancings we must undertake or consents we must obtain to enable us to consummate the Hughes merger; regulatory authorities may impose burdensome terms on us as a condition of granting their approval of the Hughes merger or the acquisition of Hughes' interest in PanAmSat, and legislative and regulatory developments may create unexpected challenges for us; we may not realize the benefits and synergies we expect from, and may incur unanticipated costs with respect to, the Hughes merger due to delays, burdensome conditions imposed by regulatory authorities, difficulties in integrating the businesses or disruptions in relationships with employees, customers or suppliers; we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business; we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses; the regulations governing our industry may change; our satellite launches may be delayed or fail, our satellites may fail prematurely in orbit, we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites; and we may be unable to settle outstanding claims with insurers; weakness in the global economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets; service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business; we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition; DISH Network subscriber growth may decrease; subscriber turnover may increase; and subscriber acquisition costs may increase; sales of digital equipment and related services to international direct-to-home service providers may decrease; future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties; the September 11, 2001 terrorist attacks and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

                                     PART I

         In this document, the words "we," "our," and "us" refer to EchoStar Communications Corporation and its subsidiaries, unless the context otherwise requires. "EDBS" refers to EchoStar DBS Corporation and its subsidiaries and "EBC" refers to EchoStar Broadband Corporation and its subsidiaries. "General Motors" or "GM" refers to General Motors Corporation, "Hughes" refers to Hughes Electronics Corporation, or a holding company that is expected to be formed to hold all of the stock of Hughes, and "PanAmSat" refers to PanAmSat Corporation, in each case including their respective subsidiaries, unless the context otherwise requires.

ITEM 1.  BUSINESS

OVERVIEW

         Our common stock is publicly traded on the Nasdaq National Market under the symbol "DISH". We conduct substantially all of our operations through our subsidiaries. We operate two business units:

         o The DISH Network -- a direct broadcast satellite subscription television service, which we refer to as DBS, in the United States. As of December 31, 2001, we had approximately 6.83 million DISH Network subscribers; and

         o EchoStar Technologies Corporation -- engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network, which we refer to as EchoStar receiver systems, and the design, development and distribution of similar equipment for international satellite service providers, which we refer to as DTH.

RECENT DEVELOPMENTS

THE PROPOSED MERGER WITH HUGHES

         On October 28, 2001, we signed definitive agreements with Hughes and General Motors, which is Hughes' parent corporation, relating to our merger with Hughes in a stock-for-stock transaction. Hughes, through its DIRECTV subsidiary, is a provider of satellite-based entertainment information and communications services for the home and business markets, including video, data, voice, multimedia and Internet service, including DBS Services. Hughes also owns an approximately 81% equity interest in PanAmSat, a global provider of video and data broadcasting services through 21 satellites it owns and operates.

         The following description of the Hughes merger and related transactions and the PanAmSat acquisition summarizes the terms of a series of detailed agreements. We filed copies of these agreements with the Securities and Exchange Commission on October 31, 2001 on a Current Report on Form 8-K. A more detailed description of the Hughes merger and related transactions and the PanAmSat acquisition will be contained within an information statement on Schedule 14C of us, which we refer to as the EchoStar information statement and which is expected to be filed by us with the SEC in the middle of March 2002. We expect to distribute the information statement to our common stockholders this summer. You may read and copy any document that we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to you free of charge at the SEC's website at http://www.sec.gov.

         The surviving corporation in the merger will carry the EchoStar name and will provide DBS services in the United States and Latin America, primarily under the DIRECTV brand name. It will also provide global fixed satellite services and other broadband communication services. The merger is subject to the prior separation of Hughes from GM by way of a recapitalization of Hughes and split-off of Hughes from GM. As a result of these transactions, the Hughes holding company would become an independent, publicly owned company, separate from GM. This is a condition to our obligation to complete the merger. Immediately following the Hughes split-off, the businesses of Hughes and EchoStar would be combined in the merger. Pursuant to the merger, we would merge with and into the Hughes holding company to form New EchoStar.

         The board of directors of New EchoStar will consist of eleven members, as mutually agreed by Hughes and EchoStar, eight of whom are current directors and/or officers of EchoStar and three of whom are current directors and/or officers of Hughes. Charles W. Ergen will be the Chairman of the Board and Chief Executive Officer of New EchoStar.

         Three classes of New EchoStar common stock would be outstanding immediately after the merger:

         o Class A common stock, which would be distributed to holders of our class A common stock in the merger. Holders of our class A common stock would receive 1/0.73, or about 1.3699, shares of New EchoStar class A common stock in exchange for each share of our class A common stock they own at the time of the merger;

         o Class B common stock, which would be distributed to holders of our class B common stock in the merger. A trust controlled by Mr. Ergen owns all of the outstanding shares of our class B common stock. Holders of our class B common stock would receive 1/0.73, or about 1.3699, shares of New EchoStar class B common stock in exchange for each share of our class B common stock they own at the time of the merger; and

         o Class C common stock, which would be distributed to holders of GM class H common stock in the Hughes split-off. Holders of GM class H common stock would receive one share of New EchoStar class C common for each share of GM class H common stock they own at the time of the Hughes split-off.

         Immediately after the completion of the Hughes merger, based on certain assumptions about a number of variables, the New EchoStar class A common stock is expected to represent approximately 25.6% of the outstanding common stock of New EchoStar (representing approximately 6.0% of the voting power of New EchoStar), the New EchoStar class B common stock is expected to represent approximately 16.4% of the outstanding common stock of New EchoStar (representing approximately 38.7% of the voting power of New EchoStar), and the New EchoStar class C common stock is expected to represent approximately 58.0% of the outstanding common stock of New EchoStar (representing approximately 55.3% of the voting power of New EchoStar). The actual outstanding shares and voting power percentages immediately after the completion of the merger could vary materially from the estimated amounts due to changes in the outcomes of various assumptions.

         The recapitalization and split-off of Hughes is subject to the approval of the common stockholders of General Motors. GM common stockholders will be asked to approve the recapitalization and split-off by a stockholder consent solicitation statement included in a registration statement on Form S-4 of the Hughes holding company, which will also include the related prospectus and our information statement. The merger with Hughes has already received all required stockholder approvals, including approval by GM, as the sole stockholder of Hughes, and approval by a trust controlled by Mr. Ergen, the holder of our common stock representing approximately 90% of the voting power of us.

         The proposed transactions also are subject to anti-trust clearance and approval by the Federal Communications Commission. In addition, the transactions are contingent upon the receipt of a favorable ruling from the IRS that the separation of Hughes from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes and are subject to various other conditions. While there can be no assurance, the transactions are currently expected to close in the second half of 2002.

         Consummation of the Hughes merger and related transactions will require at least $7.025 billion of cash. At the time of signing of the merger agreement, we had approximately $1.5 billion of available cash on hand, and obtained $5.525 billion in bridge financing commitments for the Hughes merger and related transactions. These commitments have been reduced to $3.325 billion as a result of the sale of $700 million of 9 1/8% senior notes by EDBS and $1.5 billion of our series D preferred stock to Vivendi. Any other financings we complete prior to closing of the Hughes merger will generally further reduce the bridge financing commitments dollar-for-dollar. The remaining approximately $3.325 billion of required cash, is expected to come from new cash raised by us, Hughes or a subsidiary of Hughes on or prior to the closing of the merger through public or private debt or equity offerings, bank debt or a combination thereof. The amount of such cash that could be raised by us prior to completion of the Hughes merger is severely restricted. Our agreements with GM and Hughes prohibit us from raising any additional equity capital beyond the $1.5 billion Vivendi investment. The prohibition will likely continue for two years following completion of the Hughes merger, absent possible favorable IRS rulings or termination of the Hughes merger. Further, our agreements with GM and Hughes place substantial restrictions on our ability to raise additional debt prior to the closing of the Hughes merger.

         If Hughes cannot complete the merger with us, we may be required to purchase Hughes' interest in PanAmSat, merge with PanAmSat or make a tender offer for all of PanAmSat's shares and may also be required to pay a $600 million termination fee to Hughes. If we purchase the Hughes interest in PanAmSat rather than undertaking the merger or the tender offer, we must make offers for all PanAmSat shares that remain outstanding. We expect that our acquisition of Hughes' interest in PanAmSat, which would be at a price of $22.47 per share, together with our assumed purchase of the remaining outstanding PanAmSat shares and our payment of the termination fee to GM would require at least $3.4 billion of cash and approximately $600 million of our class A common stock. We expect that we would meet this cash requirement by utilizing a portion of cash on hand.

Our Reasons for the Merger

         Our primary objective is to continue to provide a leading multi-channel subscription television service, to expand our DBS subscriber base, and to further develop as an integrated full service satellite company. Our planned merger with Hughes will help facilitate this objective. We plan to:

         Integrate DIRECTV and our networks: We intend to integrate DIRECTV and our networks to realize economies of scale and to offer enhanced services by:

         o eliminating duplicative programming and utilizing reclaimed broadcast spectrum to deliver more program and service offerings;

         o standardizing DIRECTV and our set-top boxes to offer a common service platform to customers and reduce the cost of set-top boxes;

         o    combining and improving the two distribution networks; and

         o consolidating satellite uplink, customer service and other facilities and infrastructure.

         Generating substantial cost and revenue synergies: We believe the combined companies can generate cost synergies by:


         o reducing subscriber acquisition costs by, among other things, standardizing and reducing the cost of set-top boxes;

         o reducing churn through better control of piracy, by offering increased services and creating increased customer loyalty;

         o reducing programming costs as a result of our larger combined subscriber base; and

         o    eliminating duplicative overhead.

         We also believe the combined companies can generate revenue synergies by:

         o    introducing local-to-local service in all markets;

         o expanding two-way high-speed satellite Internet consumer and business offerings by providing broadband Internet services at more attractive pricing;

         o expanding new high definition television, video-on-demand, pay-per-view, educational programming and other programming offerings; and

         o    generating new sources of local and national advertising revenue.

         Expand two-way high-speed satellite Internet access offerings: We plan to expand "always-on" two-way high-speed Internet access to consumers and businesses. Our broadband offering could play an important role in spanning the "digital divide" between urban and suburban customers who have multiple choices for high-speed Internet access, and rural customers who have few or no choices for high-speed Internet access. We also believe this service could be successful in urban and suburban markets.

         Improve the operating performance of PanAmSat: We intend to increase PanAmSat's profitability by:

         o    increasing satellite capacity utilization;

         o creating comprehensive service packages including encryption, customer care and other services

         o    exploring new markets; and

         o    implementing cost savings.

         Leverage Hughes' and our combined research and developments efforts: We plan to leverage the engineering capabilities of the combined companies to expand the features and functionality of their satellite receiver systems. These features will include a wide variety of innovative interactive television services and applications. In addition, we will continue to enhance our satellite-based broadband communications platform.

STRATEGIC ALLIANCE WITH VIVENDI UNIVERSAL AND SALE OF SERIES D CONVERTIBLE PREFERRED STOCK

         On January 22, 2002, a subsidiary of Vivendi acquired 5,760,479 shares of our series D convertible preferred stock for $1.5 billion, or approximately $260.40 per share. Each share of the series D preferred stock has the same economic (other than liquidation) and voting rights as ten shares of our class A common stock into which it is convertible and has a liquidation preference equal to approximately $260.40 per share. Immediately prior to consummation of the Hughes merger, or as described in our agreement with Vivendi if the Hughes merger is not consummated, the series D preferred stock will convert into shares of our class A common stock, which will then be exchanged for shares of class A common stock of the surviving corporation in the Hughes merger. The series D preferred stock is also convertible into shares of our class A common stock at any time at the option of the holder and automatically upon the occurrence of certain other specified events.

         In connection with the purchase of the series D convertible preferred stock, Vivendi also received contingent value rights, intended to provide protection against any downward price movements in the class A common stock to be issued upon conversion of the series D convertible preferred stock. The maximum payment under the rights is $225 million if the Hughes merger is completed and the price of our class A common stock falls below $26.04 per share on the date specified below, or $525 million if the Hughes merger is not completed and the price of our class A common stock falls below $26.04 per share on the date specified below. Any amount owing under these rights would be settled three years after completion of the Hughes merger, except in certain limited circumstances. In addition, if the Hughes merger is not consummated, these rights will be settled 30 months after the acquisition of Hughes' 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement.

         We filed copies or forms of certain of the definitive agreements relating to the Vivendi investment with the Securities and Exchange Commission on December 21, 2001 on a Current Report on Form 8-K. You may read and copy any of these agreements that we filed at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. These agreements are also available to you free of charge at the SEC's website at http://www.sec.gov.

         In addition, Vivendi and we announced an eight-year strategic alliance in which Vivendi will develop and provide our DISH Network customers in the U.S. a variety of programming and interactive television services.

         As part of this alliance, Vivendi plans to offer our DISH Network customers five new non-exclusive channels of basic and niche programming content. Vivendi will also offer expanded pay-per-view and video-on-demand movies. These services are expected to begin to launch in the fall of 2002. Customary fees per subscriber will be paid by us. Vivendi and we also intend to work together on a programming initiative to develop new non-exclusive satellite-delivered broadband channels featuring interactive games, movies, sports, education, and music to be launched within a three-year period following consummation of the agreement.

         Also as part of the alliance, we will integrate Vivendi's advanced, interactive middleware technology, MediaHighway, a Canal+Technology, as a non-exclusive middleware solution that will provide DISH Network customers using personal video recorders unique interactive television services, such as movies from Vivendi and music from Universal Music Group.

         As part of this alliance, Jean-Marie Messier, Chairman and CEO of Vivendi, has become a member of our Board of Directors, and he will continue as a director following our proposed Hughes merger.

ECHOSTAR VII

         EchoStar VII was launched on February 21, 2002 from Cape Canaveral, Florida. EchoStar VII will be tested at the 129 degree orbital location and will then be moved to the 119 degree orbital location for commercial service. Assuming successful completion of in-orbit testing, EchoStar VII is expected to commence commercial service at the 119 degree orbital location during the second quarter of 2002. EchoStar VII is planned to replace the capacity of the EchoStar IV satellite, which has experienced a series of anomalies materially impacting its functionality. Operating from the 119 degree orbital location, EchoStar VII, assuming successful completion of in-orbit testing, will also provide local channels by satellite to consumers in Alaska and Hawaii. EchoStar VII, together with EchoStar VIII which is expected to launch this summer, will also improve spectrum efficiency, enhance the quality of video channels for all DISH Network customers, provide a broader array of programming choices to consumers in Alaska and Hawaii, and increase in-orbit backup capacity.

DISH NETWORK

         We started offering subscription television services on the DISH Network in March 1996. As of December 31, 2001, the DISH Network had approximately 6.83 million subscribers. We now have seven DBS satellites in orbit that enable us to offer over 500 video and audio channels, together with limited data services and high definition and interactive TV services, to consumers across the contiguous United States. We believe that the DISH Network offers programming packages that have a better "price-to-value" relationship than packages currently offered by most other subscription television providers. As of December 31, 2001, there were approximately 18.4 million subscribers to DBS and other direct-to-home satellite services in the United States. We believe that there are more than 88 million total pay television subscribers in the United States, and that there continues to be significant unsatisfied demand for high quality, reasonably priced television programming services.

COMPONENTS OF A DBS SYSTEM

         In order to provide programming services to DISH Network subscribers, we have entered into agreements with video, audio and data programmers, who deliver their programming content to our digital broadcast operations centers in Cheyenne, Wyoming and Gilbert, Arizona, via commercial satellites, fiber optics or microwave transmissions. We monitor those signals for quality, and can add promotional messages, public service programming or other information. Equipment at our digital broadcast operations centers then digitizes, compresses, encrypts and combines the signal with other necessary data, such as conditional access information. We then "uplink" or transmit the signals to one or more of our DBS satellites which we then broadcast directly to DISH Network subscribers.

         In order to receive DISH Network programming, a subscriber needs:

         o a satellite antenna, which people sometimes refer to as a "dish," and related components;

         o an integrated receiver/decoder, which people sometimes refer to as a "satellite receiver" or "set-top box"; and

         o    a television set.

         Set-top boxes communicate with our authorization center through telephone lines to, among other things, report the purchase of pay-per-view movies and other events.

         Conditional Access System. We use conditional access technology to encrypt the programming so only those who pay can receive the programming. We use microchips embedded in credit card-sized access cards, or "smart cards" to control access to authorized programming content. We own 50% of NagraStar LLC, a joint venture that provides us with smart cards. Nagra USA owns the other 50% of NagraStar. NagraStar purchases these smart cards from Nagra Plus SA, a Swiss company. These smart cards, which we can update or replace periodically, are a key element in preserving the security of our conditional access system. When a consumer orders a particular channel, we send a message by satellite that instructs the smart card to permit decryption of the programming for viewing by that consumer. The set-top box then decompresses the programming and sends it to the consumer's television.

         The delivery of subscription programming requires the use of encryption technology to assure that only those who pay can receive the programming. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. Theft of subscription television programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. We continue to respond to compromises of our encryption system with measures intended to make signal theft of our programming commercially uneconomical. We utilize a variety of tools to continue to accomplish this goal. If we cannot promptly correct a compromise in our encryption technology, it would adversely affect our ability to contract for video and audio services provided by programmers.

         Programming. We use a "value-based" strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we currently sell our entry-level "America's Top 50" programming package, which includes 50 of the most popular video channels, to consumers in digital format for $22.99 per month. We estimate cable operators charge over $30 per month, on average, for their entry-level expanded basic service that typically consists of approximately 55 analog channels. We believe that our "America's Top 100 CD" programming package, which we currently sell for $31.99 per month, also compares favorably to similar cable television programming. We believe that our America's Top 100 CD package is similar to an expanded basic cable package plus a digital music service. Based on cable industry statistics, we estimate that cable operators would typically charge in excess of $40 per month for a similar package. In addition to the above mentioned programming packages, we also offer our "America's Top 150" programming package for $40.99 per month and our America's "Everything" Pak, which combines our America's Top 150 programming package and all four premium movie packages for $72.99 per month.

         For an additional $5.99 per month, we can add satellite-delivered local channels to any of the above packages for consumers in 36 of the largest markets in the continental United States. The use of spot-beam technology on EchoStar VII, in conjunction with the operation of EchoStar VIII, which is expected to launch this summer, would enable us to increase the number of markets where we provide local channels by satellite, but will reduce the number of channels that could otherwise be offered ubiquitously across the United States.

         We currently offer four premium movie packages which include up to ten movie channels per package. Currently consumers can subscribe to a single premium movie package including ten movie channels for only $11.99 per month. We believe we offer more premium movie channels than cable typically offers at a comparable price.

         Currently, we offer more than 50 foreign-language channels including Spanish, Arabic, French, Hindi, Russian, Greek and others. We also offer foreign-language programming packages. For example, we believe that our "DISH Latino" package, which includes more than 20 Spanish-language programming channels for $20.99 per month, is the most complete Spanish-language package available in the United States. We also offer "DISH Latino Dos", our bilingual programming package, which includes more than 20 English and more than 20 Spanish-language programming channels for $31.99 per month. In addition, during January 2002, we introduced "DISH Latino Max", which includes more than 60 English and more than 20 Spanish-language programming channels for $39.99 per month. We believe we deliver the most popular foreign-language programming to customers in the United States at the best value. We also believe foreign-language programming is a valuable niche product that attracts a number of new subscribers who are unable to get similar programming elsewhere.

         EchoStar Receiver Systems. EchoStar receiver systems include a small satellite dish, a digital satellite receiver that unscrambles signals for television viewing, a remote control, and other related components. We offer a number of set-top box models. Our standard system comes with an infrared universal remote control, an on-screen interactive program guide and V-chip type technology for parental control. Our premium model includes a hard disk drive enabling additional features such as personal video recording of up to 35 hours of programming, an infrared, UHF universal remote, and an expansion port for future upgradeability. We also offer a variety of specialized products such as HDTV receivers. DISH Network reception equipment is incompatible with competitors' systems in the United States.

         Although we internally design and engineer our receiver systems, we outsource manufacturing to high-volume contract electronics manufacturers. Sanmina-SCI Corporation (formerly known as SCI Systems, Inc.), a high-volume contract electronics manufacturer, is the primary manufacturer of our receiver systems. JVC also manufactures some of our receiver systems. In addition, during January 2002, we signed an agreement with Thomson Multimedia, S.A., a French company, to manufacture DISH Network compatible satellite TV receiver under the RCA brand name. Thomson anticipates commencing production by mid-year 2002.

         Installation. While many consumers have the skills necessary to install our equipment in their homes, we believe that most installations are best performed by professionals, and that on time, quality installations are important to our success. Consequently, we are continuing to expand our installation business, conducted through our DISH Network Service Corporation subsidiary. In addition to expanding our internal installation capability, we also utilize independent installation providers. Independent installers are held to DISH Network Service Corporation service standards to attempt to ensure each DISH Network customer receives the same quality installation and service. Our offices and independent installers are strategically located throughout the continental United States, in order to enable us to provide service to a greater number of DISH Network customers throughout the country. Although there can be no assurance, we believe the continued expansion of our installation business will help continue to improve quality control, decrease wait time on service calls and new installations and help us to better accommodate anticipated subscriber growth.

         Customer Service Centers. We currently own and operate customer service centers in Thornton, Colorado, Littleton, Colorado, McKeesport, Pennsylvania, El Paso, Texas, Christiansburg, Virginia and Bluefield, West Virginia. These centers field all of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, installation and technical support. We continue to work to automate simple phone responses and to increase internet-based customer assistance, in order to better manage customer service costs.

         Digital Broadcast Operations Centers. Our principal digital broadcast operations center is located in Cheyenne, Wyoming. In 1999, we acquired a second digital broadcast operations center in Gilbert, Arizona. During 2000, we completed the first phase of the "build-out" of the Gilbert facility for use as a back up for our main digital broadcast operations center in Cheyenne. In order to comply with "must-carry" rules, effective January 1, 2002 (see "-Government Regulation"), we began utilizing the Gilbert facility as an additional digital broadcast operations center. Upon commercial operation of EchoStar VII and EchoStar VIII, we plan on expanding the role of the Gilbert facility. Almost all of the functions necessary to provide satellite-delivered services occur at the digital broadcast operations centers. The digital broadcast operations centers use fiber optic lines and downlink antennas to receive programming and other data. The digital broadcast operations centers uplink programming content to our DBS satellites via large uplink antennas. The digital broadcast operations centers also maintain a number of large uplink antennas and other equipment necessary to modulate and demodulate the programming and data signals. Equipment at our digital broadcast operations centers perform substantially all compression and all encryption of the DISH Network's programming signals.

         Subscriber Management. We presently use, and are dependent on, CSG Systems Incorporated's software system, for all DISH Network subscriber management and billing functions.

         Sales and Marketing. Independent dealers and distributors, retailers and consumer electronics stores currently sell EchoStar receiver systems and DISH Network programming services. While we also sell receiver systems and programming directly, independent dealers are responsible for most of our sales. These independent dealers are primarily local retailers who specialize in TV and home entertainment systems. In addition, beginning in 2002, RadioShack Corporation will sell EchoStar receiver systems and DISH Network programming services through its more than 5,000 stores and dealers nationwide.

         We intend to enhance consumer awareness of our products by continuing to form alliances with nationally recognized distributors of other consumer electronics products. We currently have an agreement with JVC to distribute our receiver systems under its label through certain of its nationwide retailers.

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

         Our future success in the subscription television industry depends on our ability to acquire and retain DISH Network subscribers, among other factors. Beginning in 1996, to stimulate subscriber growth, expand retail distribution of our products and build consumer awareness of the DISH Network brand, we reduced the retail price charged to consumers for EchoStar receiver systems. Accordingly, since August 1996, we have provided varying levels of subsidies and incentives to attract customers, including free or subsidized receiver systems, installations, antenna, programming and other items. The amount of the subsidy varies depending on many factors. This marketing strategy emphasizes our long-term business strategy of maximizing future revenue by selling DISH Network programming to the largest possible subscriber base and rapidly increasing the size of that subscriber base. Since we subsidize certain consumer up-front costs, we incur significant costs each time we acquire a new subscriber. Although there can be no assurance, we believe that we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue.

         During July 2000, we began offering our DISH Network subscribers the option to lease receiver systems under our Digital Home Plan promotion. The Digital Home Plan offers consumers the ability to lease from one to four receiver systems with a one-year commitment to one of several qualifying programming packages. With each plan, consumers receive in-home service and pay a one-time set-up fee. We expect this marketing strategy will reduce the cost of acquiring future subscribers by maintaining ownership of the receiver systems. Upon termination of the Digital Home Plan, subscribers are required to return the receiver to us. While we do not recover all of the equipment upon termination of service, receivers that are recovered after deactivation are refurbished and re-deployed at a much lower cost to us.

         Internet and Interactive Services. We are continuing to expand our offerings to include interactive and two-way high-speed Internet access. During 2001, we began offering DISH Network customers an interactive digital receiver with a built-in hard disk drive that permits viewers to pause and record live programs without the need for videotape. We now offer receivers capable of storing up to 35 hours of programming, and expect to increase storage capacity on future models to over 100 hours. We also are offering set-top boxes that can provide a wide variety of innovative interactive television services and applications.

         Through our strategic investment in StarBand Communications, we offer consumers two-way, high-speed satellite Internet access along with DISH Network satellite television programming via a single dish. We believe this technology is particularly well-suited for areas without cable or DSL infrastructure. Two-way satellite Internet service offers significant benefits for consumers, including an "always on" connection that saves time over dial-up methods and eliminates the need for a second phone line. DISH Network customers need an oblong dish, approximately 24 inches by 36 inches, and other equipment to take advantage of two-way satellite Internet service. We currently offer consumers a complete hardware and services solution for broadband Internet access combined with DISH Network programming. For new customers who subscribe to a qualifying DISH Network programming package and commit to one year of StarBand Internet service, the StarBand hardware is currently offered for $549 and a standard professional installation starts at $199. We currently offer a bundled price of $100.99 per month for customers who subscribe to both DISH Network's America's Top 150 programming package and the StarBand Internet service. See "- Liquidity and Capital Resources."

         We have also invested in Ka-band spot beam technology. While Ka-band spot beam technology is currently in its infancy, and the technology might not develop to the point where it is viable, we believe that spot beam Ka-band satellites could become a cost effective way to offer consumers high-speed two-way Internet access in the future. If Ka-band satellites prove to be viable, they will be able to serve rural and other areas where high speed DSL and cable modem service is not available. Thus, Ka-band technology might play an important role in spanning the digital divide between urban and rural consumers. We believe the service might also be successfully offered in urban and suburban areas as well.

         In an effort to continue to position ourselves to exploit this potential opportunity, during November 2000, one of our wholly owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 degree orbital location. In February 2002, we increased our ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. In addition, we have made loans to VisionStar totaling approximately $4.6 million as of December 31, 2001. In October 2001, upon approving the acquisition of VisionStar by us, the FCC conditioned the license transfer on our completion of construction of the satellite by April 2002, launching the satellite by May 2002, and reporting any change in the status of the spacecraft contract. We will not complete construction or launch of the satellite by those dates and will have to ask the FCC for an extension. Failure to meet any of these conditions or receive an extension, of which there can be no assurance, could result in the revocation of the Ka-band license at the 113 degree orbital location and could materially impact our ability to recover our VisionStar investments. See "- Government Regulation".

         We are also seeking additional ways to expand our two-way high-speed Internet access and high-speed data services that may include, but are not limited to, partnerships with third parties who have particular expertise in the high speed transmission of digital information. Although there can be no assurance, we believe we will be able to increase our subscriber base and our average revenue per subscriber by offering these and other similar services.

         Satellites. We presently have six DBS satellites in geostationary orbit approximately 22,300 miles above the equator and a seventh recently launched DBS satellite that is currently undergoing transfer-orbit and test operations. Satellites are located in orbital positions, or slots, that are designated by their longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each orbital position into 32 DBS frequency channels. Each transponder on our satellites can exploit one frequency channel. Through digital compression technology, we can currently transmit between eight and ten digital video channels from each transponder, on average. The FCC licensed us to operate 96 DBS frequencies at various orbital positions including:

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

         o 22 frequencies at the 175 degree orbital location, capable of providing service to only the most western portion of the United States. See "-- Government regulation;" and

         o 11 additional as yet unassigned frequencies, likely to be made available at the 175 degree orbital location, but only if certain regulatory hurdles are met. See "-- Government regulation."

         EchoStar I and EchoStar II each have 16 transponders that operate at 130 watts of power. Subject to the anomalies described below, EchoStar III and EchoStar IV each have 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. EchoStar V has 32 transponders that operate at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel. EchoStar VI has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VII should be capable of operating 32 DBS transponders at 120 watts each, switchable to 16 DBS transponders operating at 240 watts each and includes spot-beam technology. In conjunction with the operation of EchoStar VIII, the use of spot-beams would enable us to increase the number of markets where we provide local channels by satellite, but will reduce the number of video channels that could otherwise be offered ubiquitously across the United States. Each transponder can transmit multiple digital video, audio and data channels. Each of our satellites has a minimum design life of 12 years.

         Most of our core programming is broadcast from the 119 degree orbital location. We currently are utilizing the 110 degree orbital location, where EchoStar V is located, to enhance revenue opportunities with new value added services for our current and future subscribers.

         EchoStar VII was launched on February 21, 2002 from Cape Canaveral, Florida. EchoStar VII will be tested at the 129 degree orbital location and will then be moved to the 119 degree orbital location for commercial service. Assuming successful completion of in-orbit testing, EchoStar VII is expected to commence commercial service at the 119 degree orbital location during the second quarter of 2002. EchoStar VII is planned to replace the capacity of the EchoStar IV satellite, which has experienced a series of anomalies materially impacting its functionality. Operating from the 119 degree orbital location, EchoStar VII, assuming successful completion of in-orbit testing, will also provide local channels by satellite to consumers in Alaska and Hawaii. EchoStar VII, together with EchoStar VIII which is expected to launch this summer, will also improve spectrum efficiency, enhance the quality of video channels for all DISH Network customers, provide a broader array of programming choices to consumers in Alaska and Hawaii, and increase in-orbit backup capacity.

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 30 transponders to date, a maximum of approximately 14 of the 44 transponders on EchoStar IV are available for use at this time. In addition to the transponder and solar array failures, EchoStar IV has experienced anomalies affecting its thermal systems and propulsion system. Consequently, the total remaining useful life of EchoStar IV is currently approximately two years. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

         During January 2002, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. The operation of the satellite was quickly restored. Including the five transponders pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of twelve transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. In addition, we are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders). We will continue to evaluate the performance of EchoStar III.

         EchoStar V is equipped with a total of three momentum wheels, including one spare. During July 2001, EchoStar V experienced an anomaly resulting in the loss of one momentum wheel. The satellite was quickly restored to normal operations mode. An investigation conducted by the spacecraft manufacturer concluded that a failure within the momentum wheel electronics caused the loss. The manufacturer also believes that the failure was isolated to this particular unit. While no further momentum wheel losses are expected, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. At our request, the manufacturer has developed contingency plans which include modifications to the spacecraft's on-board software that will allow continued operation in the event of additional momentum wheel failures, with limited effect on spacecraft life. During August 2001, one of the thrusters on EchoStar V experienced an anomalous event resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. An investigation by the manufacturer has determined that the engine remains functional but with a reduction in rated thrust. The satellite is equipped with a substantial number of backup thrusters. EchoStar V is also equipped with a total of 48 traveling-wave-tube amplifiers ("TWTAs"), including 16 spares. A total of two TWTAs were taken out of service and replaced by spares between the launch of the satellite and June 30, 2001. During the third quarter 2001, EchoStar V experienced anomalous telemetry readings on two additional TWTAs. As a precaution, during September 2001 we substituted one of those TWTA's with a spare. To the extent that EchoStar V experiences anomalous telemetry readings on additional TWTAs it may be necessary to utilize additional spare TWTAs. EchoStar V has also experienced anomalies resulting in the loss of one solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

         EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. As a result of the anomaly, an investigation conducted by the spacecraft manufacturer concluded that one stationkeeping thruster and a pair of TWTA are unusable. The satellite is equipped with a substantial number of backup transponders and thrusters. The satellite manufacturer, Space Systems Loral ("SS/L"), has advised us that it believes that the thruster anomaly was isolated to one stationkeeping thruster, and that while further failures are possible, SS/L does not believe it is likely that additional thrusters will be impacted. EchoStar VI has also experienced anomalies resulting in the loss of two solar array strings. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

         Satellites under Construction. EchoStar VIII, which is expected to operate at the 110 degree orbital location, and EchoStar IX, which is expected to operate at the 121 degree orbital location, are being manufactured by SS/L. EchoStar VIII will be capable of operating 32 DBS transponders at 120 watts each, switchable to 16 DBS transponders operating at 240 watts each and includes spot-beam technology. EchoStar IX will be capable of operating 32 Ku-band transponders at 110 watts each, in addition to a Ka-band payload. EchoStar IX is currently expected to be used for expanded DISH Network service such as video, Internet, and other data services. The portion of the satellite expected to be used for Internet and other data services, as opposed to video channels, has not yet been finally determined.

         Satellite Launches. During February 2001, we announced an agreement with Lockheed Martin's International Launch Services division to provide launch services for the EchoStar VII and EchoStar VIII satellites, which also includes options for launch services for additional satellites.

         EchoStar VII was launched on February 21, 2002 from Cape Canaveral, Florida. EchoStar VII will be tested at 129 degree orbital location and will then be moved to the 119 degree orbital location for commercial service. While the launch appears to have been a complete success, until on-orbit testing is complete we cannot be sure the satellite will be capable of full operations.

         EchoStar VIII is expected to launch this summer on a Russian Proton K launch vehicle from the Baikonur Cosmodrome in Kazakhstan.

         Satellite Insurance. In September 1998, we filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. Our insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers offered to pay only part of the $219.3 million claim because they allege we did not abide by the exact terms of the insurance policy. The insurers also assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy. We strongly disagree and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity. Based on the carriers' failure to pay the amount we believe is owed under the policy and their improper attempts to force us to settle for less than the full amount of our claim, we have added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, we filed a lawsuit against the insurance carriers in the U.S. District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. During March 2001, we voluntarily dismissed our antitrust lawsuit without prejudice. We have the right to re-file an antitrust action against the insurers in the future. With respect to our arbitration claims, we are hopeful they will be resolved, and we believe it is probable that we will receive a substantial portion of the benefits due.

         At the time we filed our claim in 1998, we recognized an impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. We will have to reduce the amount of the receivable if a final settlement is reached for less than this amount.

         The indentures related to certain of EchoStar DBS Corporation's ("EDBS") senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. In addition, the indenture related to EchoStar Broadband Corporation's ("EBC") senior notes requires us to maintain satellite insurance on the lesser of half of our satellites or three of our satellites. EchoStar I through EchoStar IX are owned by a direct subsidiary of EBC. Insurance coverage is therefore required for at least three of our seven satellites currently in orbit. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. To date we have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS' and EBC's senior notes, we have reclassified an amount equal to the depreciated cost of three of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of December 31, 2001, cash reserved for satellite insurance totaled approximately $122 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts. If we lease or transfer ownership of EchoStar VII, EchoStar VIII or EchoStar IX to EDBS, which we are currently considering, we would need to reserve additional cash for the depreciated cost of additional satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

         We may not be able to obtain commercial insurance covering the launch and/or in-orbit operation of EchoStar VIII at rates acceptable to us and for the full amount necessary to construct, launch and insure a replacement satellite. In that event, we will be forced to self-insure all or a portion of the launch and/or in-orbit operation of EchoStar VIII. The manufacturer of EchoStar VIII is contractually obligated to use its reasonable best efforts to obtain commercial insurance for the launch and in-orbit operation of EchoStar VIII for a period of in-orbit operation to be determined and in an amount up to $225 million. There is no guarantee that they or we will be able to obtain commercial insurance for the launch and in-orbit operation of EchoStar VIII at reasonable rates and for the full replacement cost of the satellite.

COMPETITION FOR OUR DISH NETWORK BUSINESS

         We compete in the highly competitive subscription television service industry against cable television and other land-based and satellite-based system operators offering video, audio and data programming and entertainment services. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our ability to increase earnings depends, in part, on our ability to compete with these operators.

         Cable television operators have a large, established customer base, and many cable operators have significant investments in, and access to, programming. Of the 97% of United States television households in which cable television service is currently available, approximately 67% currently subscribe to cable. Cable television operators have advantages relative to us by, among other things, providing service to multiple television sets within the same household at a lesser incremental cost to the consumer, by being able to provide local and other programming in a larger number of geographic areas, and through bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, two-way high speed Internet access, and telephone service on upgraded cable systems. As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.

         New technologies could have a material adverse effect on the demand for our DBS services. For example, new and advanced local multi-point distribution services are currently being implemented. In addition, entities such as regional telephone companies, which are likely to have greater resources than we have, are implementing and supporting digital video compression over existing telephone lines and digital "wireless cable." Moreover, mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, regional Bell operating companies and others may result in providers capable of offering bundled cable television and telecommunications services in competition with us. We may not be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

         DIRECTV has launched six high powered DBS satellites and has 46 DBS frequencies that are capable of full coverage of the continental United States. DIRECTV currently offers more than 300 channels of combined video and audio programming and, as of December 31, 2001, had approximately 10.7 million subscribers. If the merger with DIRECTV's parent is not completed, we believe DIRECTV would continue to be in an advantageous position relative to our company with regard to programming packages, provision of local programming and, possibly, volume discounts for programming offers. In addition, the National Rural Telecommunications Cooperative, through its members and affiliates, competes with us in DIRECTV's territories.

         DIRECTV's satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. Moreover, we do not have manufacturing agreements or arrangements with consumer products manufacturers other than JVC and Thomson. As a result, among other things of these factors, and since we typically do not advertise nationally, our receivers and programming services are less well known to consumers than those of DIRECTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DIRECTV.

         In addition, other companies in the United States have conditional permits or have leased transponders for DBS assignments that can be used to provide service to portions of the United States. The FCC has proposed to allocate additional expansion spectrum for DBS services, which could create significant additional competition in the market for subscription television services. Moreover, as evidenced by a recent application filed at the FCC, DBS service providers may seek and receive authority to serve the U.S. market from full-CONUS slots allocated to other nations, particularly where such nations have entered bilateral agreements with the U.S. Also, C-Band satellite providers and overlay services compete with us, particularly in rural areas.

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

ECHOSTAR TECHNOLOGIES CORPORATION

         EchoStar Technologies Corporation ("ETC"), one of our wholly-owned subsidiaries, internally designs and develops EchoStar receiver systems. Our satellite receivers have won numerous awards from the Consumer Electronics Manufacturers Association, dealers, retailers, and industry trade publications. We outsource the manufacture of EchoStar receiver systems to third parties who manufacture the receivers in accordance with our specifications.

         We created our ETC division in connection with the development of the DISH Network. We believe that we have an opportunity to grow this business further in the future. The same employees who design EchoStar receiver systems for the DISH Network are also involved in designing set-top boxes sold to international TV customers. Our satellite receivers are designed around the Digital Video Broadcasting standard, which is widely used in Europe and Asia. Consequently, international ETC projects may result in improvements in design and economies of scale in the production of EchoStar receiver systems for the DISH Network.

         In addition to supplying EchoStar receiver systems for the DISH Network, ETC sells similar digital satellite receivers internationally. Our satellite receivers are sold internationally either directly to television service operators or to our independent distributors worldwide. We believe that direct-to-home satellite service is particularly well-suited for countries without extensive cable infrastructure. We are actively soliciting new business for ETC, but we cannot provide any assurance in that regard.

         Through 2001, our two major international customers were Via Digital, a subsidiary of Telefonica, Spain's largest telephone company, and Bell ExpressVu, a subsidiary of Bell Canada, Canada's largest telephone company. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital for deliveries starting in the third quarter of 2002. However, we cannot guarantee at this time that those negotiations will be successful. Our future revenue in this area depends largely on the success of these operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the intensity of competition for international subscription television subscribers.

         ETC's business also includes our Atlanta-based EchoStar Data Networks Corporation and our UK-based Eldon Technology Limited subsidiaries. EchoStar Data Networks is a supplier of technology for distributing Internet and other content over satellite networks. Eldon Technology designs and tests various software and other technology used in digital televisions and set-top boxes, strengthening our product design capabilities for satellite receivers and integrated televisions in both the international and United States markets.

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

         We are required to obtain authorizations and permits from the FCC and other similar foreign regulatory agencies to construct, launch and operate our satellites and other components of our DBS system. Additionally, as a private operator of a United States satellite system, we are subject to the regulatory authority of the FCC and the Radio Regulations promulgated by the International Telecommunication Union. We also have to obtain import and general destination export licenses from the United States Department of Commerce to receive and deliver certain components of direct-to-home satellite TV systems. In addition, the delivery of satellites and related technical information for the purpose of launch by foreign launch services providers is subject to strict export control and prior approval requirements.

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

         All of our FCC authorizations are subject to conditions imposed by the FCC in addition to the FCC's authority to modify, cancel or revoke them. In addition, all of our authorizations for satellite systems that are not yet operational are subject to construction and progress obligations, milestones, reporting and other requirements. We have not filed, or not timely filed, some of the required reports. The FCC has indicated that it may revoke, terminate, condition or decline to extend or renew such authorizations if we fail to comply with applicable Communications Act requirements. We have received conditional licenses from the FCC to operate satellites in the Ka-band and Ku-band and have an application pending for a system that would use extended Ku-band frequencies (although that application has remained pending for years). Use of those licenses and conditional authorizations are subject to certain technical and due diligence requirements, including the requirement to construct and launch satellites. The granting of those licenses has been challenged by parties with interests that are adverse to ours. Among other things, our conditional license for a Ku-band satellite system is subject to pending petitions for reconsideration and cancellation. The construction, completion and launch milestones for both Ku-band satellites have expired. We have filed a timely request for the extension of these milestones for our Ku-band system. With respect to our license for the Ka-band system, the FCC recently authorized our operation of inter-satellite links for the system and assigned milestone requirements for the construction, launch and operation of the satellite system. If we fail to file adequate reports or to demonstrate progress in the construction of our satellite systems, the FCC has stated that it may cancel our authorizations for those systems. Consistent with our initial application, our application for our Ka-band system license allows us to use only 500 MHz of Ka-band spectrum in each direction, while many other licensees have been authorized to use 1,000 MHz in each direction. The FCC recently denied our modification application to use additional spectrum and granted certain Ka-band licenses that would preclude such expanded capacity for us.

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

         We have licenses to use 21 frequencies at the 119 degree orbital location, which expire in 2006; a license to operate 11 frequencies at the 61.5 degree orbital location, which expires in 2008; and licenses to operate 29 frequencies at the 110 degree orbital location, which we believe expire in 2009. Our authorization at the 148 degree orbital location requires us to utilize all of our FCC-allocated frequencies at that location by December 20, 2002, or risk losing those frequencies that we are not using. We believe we have fulfilled this requirement but the FCC has not confirmed its agreement. At the 61.5 degree orbital location we sublease six transponders (corresponding to six frequencies) from licensee Dominion in addition to our 11 licensed frequencies. For another 13 frequencies at the 61.5 degree orbital location we have special temporary authority, which the FCC may refuse to renew, and which is subject to several restrictive conditions. The FCC recently extended the permit of another company to construct and launch a satellite that would use most of these additional channels. If our special temporary authority to use the channels assigned to that other company does not expire sooner, it will be terminated if that company does actually construct and launch a satellite to the 61.5 degree orbital location. Third parties have opposed, and we expect them to continue to oppose, some of our authorizations or pending and future requests to the FCC for extensions, modifications, waivers and approvals. We applied for and received authorization to test EchoStar VII at the 129 degree orbital location and to place EchoStar VII in commercial operation at the 119 degree orbital location. Generally, all of our licenses are subject to expiration unless renewed by the FCC, and our special temporary authorizations are granted for periods of 180 days or less, subject again to possible renewal by the FCC.

         In early 2000, we moved EchoStar IV to the 119 degree orbital location. The move allowed us to transition some of the programming previously on EchoStar I and EchoStar II to EchoStar IV, which can provide service to Alaska and Hawaii. In connection with that plan, among other things, we have also petitioned the FCC to declare that we have met our due diligence obligations for the 148 degree orbital location. The State of Hawaii has opposed that request and there is no assurance that it will be granted by the FCC. If our request is not granted by the FCC, our license for the 148 degree orbital location may be revoked or canceled for any frequencies at the 148 degree orbital location that may not be used by the December 2002 operation milestone.

         We have received FCC authorization to operate EchoStar IV and EchoStar VI at the 119 degree orbital location. We have also moved EchoStar I from the 119 degree orbital location to the 148 degree orbital location. EchoStar VI commenced commercial service during October 2000. Given past launch delays for EchoStar VII, we asked for and received special temporary authority from the FCC to operate EchoStar II, which previously was located at the 119 degree orbital location, at the 148 degree orbital location, in order to help comply with our January 1, 2002 "must carry" obligations. This renewable authority is for 30 days beginning on December 28, 2001. This special temporary authority has been opposed by Pegasus Development Corporation. While we have timely requested the renewal of the special temporary authority within the 30-day period, there can be no assurance that the FCC will not reconsider that temporary authorization and revoke it or refuse to extend it. While we have also applied to the FCC for modification authority to operate EchoStar II at the 148 degree orbital location on a more permanent basis, this application remains pending and there can be no assurances that it will be granted by the FCC.

         In general, our plans involve the relocation of satellites either within or slightly outside the "cluster" of a particular orbital location, or from one orbital location to another where we have various types of authorizations. These changes require FCC approval, and we cannot be sure that we will receive all needed approvals for our current and future plans. Furthermore, the states of Alaska and Hawaii requested that the FCC impose conditions on the license for EchoStar VI, relating to certain aspects of our service such as prices and equipment. While the FCC denied these requests for conditions, it cautioned that it may impose similar requirements as a result of a pending rulemaking. Such requirements could be very onerous for us. In general, the states of Alaska and Hawaii have expressed views that our service to these states from various orbital locations does not comply with our FCC-imposed obligations to serve those states, and we cannot be sure that the FCC will not accept these views. Such actions would have a material adverse effect on our business. Moreover, because we cannot meet the geographic service requirements from the 148 degree orbital location, we had to request and obtain a conditional waiver of these requirements to allow operation of EchoStar I at that location. As a result, our current authorization to operate EchoStar I at the 148 degree orbital location is subject to several conditions that may be onerous. Furthermore, we have requested an extension of that waiver to also allow operation of EchoStar II at the same location, and we cannot be sure the FCC will grant that request.

         We have substantially completed the construction of one additional DBS satellite, EchoStar VIII. We presently plan to operate this satellite at the 110 degree orbital location, but the launch and operation of this satellite requires prior FCC approval. We have not yet applied for authorization to launch EchoStar VIII and we cannot be sure that this request will be timely granted or that it will be granted at all by the FCC.

         On February 25, 2000, we acquired Kelly Broadcasting Systems, Inc. We recently discovered that Kelly Broadcasting Systems and us inadvertently failed to file with the FCC the necessary application to transfer control over certain earth stations licensed to Kelly Broadcasting Systems. We have recently filed the necessary application for a transfer of control over these earth stations, and have requested special temporary authority from the FCC to continue to operate these earth stations while the application to transfer control is being processed by the FCC. We cannot be sure that the FCC will not deny either or both of these requests or that it will not commence an enforcement proceeding for the failure to file a timely transfer of control application, possibly resulting in fines or revocation of the licenses in question. Any such action that might prevent Kelly Broadcasting Systems from operating these earth stations would impair our ability to receive certain types of programming and deliver it to customers.

         Instead of constructing separate Ka-band and Ku-band satellites for which we have a license at the 121 degree orbital location, we are in the process of constructing a "hybrid" Ku/Ka-band satellite. Launch and operation of this satellite requires prior FCC approval, which we have requested. We cannot be sure that this request will be granted. That satellite does not currently incorporate inter-satellite links, and one company has argued to the FCC that this makes us subject to more expedited milestones for our system, some of which have lapsed. We have objected to this argument, but cannot be sure what action the FCC will take.

         During November 2000, one of our subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 degree orbital location. In February 2002, we increased our ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. In addition, we have made loans to VisionStar totaling approximately $4.6 million as of December 31, 2001. Pegasus Development Corporation filed a petition for reconsideration of the FCC's approval of that transaction. There can be no assurance that the FCC will not reconsider its approval or otherwise revoke VisionStar's license, rendering our investment worthless. Furthermore, VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 and the satellite to be operational by May 31, 2002. Failure to meet the milestones will make the license invalid unless the milestones are extended by the FCC. In May 2001, the FCC already denied an earlier request by VisionStar to extend its milestones. In October 2001, upon granting the acquisition of VisionStar by us, the FCC conditioned the license transfer on our completion of construction of the satellite by April 2002, launching the satellite by May 2002, and reporting any change in the status of the spacecraft contract. We will not complete construction or launch of the satellite by those dates and will have to ask the FCC for an extension. Failure to meet any of these conditions or receive an extension, of which there can be no assurance, could result in the revocation of the Ka-band license at the 113 degree orbital location and could materially impact our ability to recover our VisionStar investments.

         Our projects to construct and launch additional Ku-band, extended Ku-band and Ka-band satellites are in the early stages of development and are currently being challenged by several companies with interests adverse to ours. There can be no assurance that the FCC will sustain these licenses, or grant the pending applications, or that we will be able to successfully capitalize on any resulting business opportunities.

         In general, many of our authorizations and pending applications are subject to petitions and oppositions filed against us by several companies, and we cannot be sure that our authorizations will not be cancelled, revoked or modified or that our applications will not be denied.

IN-ORBIT AUTHORIZATIONS

         The telemetry, tracking and control operations of EchoStar I are in an area of the spectrum called the "C-band." Although the FCC granted us conditional authority to use these frequencies for telemetry, tracking and control, in January 1996 a foreign government raised an objection to EchoStar I's use of these frequencies. We cannot be certain whether that objection will subsequently require us to relinquish the use of such C-band frequencies for telemetry, tracking and control purposes. Further, EchoStar II's telemetry, tracking and control operations are in the "extended" C-band. Our authorization to use these frequencies expired on January 1, 1999. Although we have timely applied for extension of that authorization to November 2006, we cannot be sure that the FCC will grant our request. If we lose the ability to use these frequencies for controlling either satellite, we would lose the satellite. Recently, the FCC released a ruling that will allow commercial terrestrial services and hamper future satellite operations in the "extended" C-band frequencies. This ruling might have negative implications for us. Also, our request to operate EchoStar II at the 148 degree orbital location includes a request to use the extended C-band for Telemetry Tracking and Control ("TT&C") at that orbital location. We cannot be sure that the FCC will grant that request.

INTERNATIONAL TELECOMMUNICATION UNION STANDARDS

         Our DBS system also must conform to the International Telecommunication Union ("ITU") broadcasting satellite service plan. If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants' operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. We believe the United States government has filed modification requests with the ITU for EchoStar I, EchoStar II and EchoStar III. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. We cannot predict when the ITU will act upon these requests for modification or if they will be granted.

DBS AUTHORIZATIONS AND FREQUENCIES THAT WE COULD LOSE

         We also have conditional authorizations for several other DBS and fixed service satellites that are not operational. One permit for 11 unspecified western frequencies was set to expire on August 15, 1995. Although we filed a timely extension request, the FCC has deferred a decision on that request pending the FCC's analysis of our due diligence for that permit. The FCC has not yet assigned the frequencies related to that permit because in 1992 it held that we had not completed contracting for these western assignments - the first prong of the required diligence - and asked us to submit amended contract documentation. Although we submitted such documentation, the FCC has not yet ruled on this matter, and we cannot be sure that the FCC will rule in our favor.

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

REGULATIONS

         DBS Rules. Once the FCC grants a conditional construction permit, the permittee must proceed with due diligence in constructing the system. The FCC has adopted specific milestones that must be met in order to retain the permit, unless the FCC determines that an extension or waiver is appropriate. Permittees must file semi-annual reports on the status of their due diligence efforts. The due diligence milestones require holders of conditional permits to complete contracting for construction of their systems within one year of grant of the permit. Additionally, the satellites must be operational within six years of grant. For permits issued after January 19, 1996, permittees must complete construction of the first satellite in their system within four years of grant of the permit. The FCC also may impose other conditions on the grant of the permit. The holders of new DBS authorizations issued on or after January 19, 1996 must also provide DBS service to Alaska and Hawaii from at least one of their DBS satellites or they will have to relinquish their western assignments. We are presently not able to satisfy this requirement from the 148 degree orbital location. With respect to the EchoStar I satellite, we have received a waiver of that requirement subject to several onerous conditions. We have also requested other waivers of that requirement, including a waiver to allow EchoStar II operation at the 148 degree orbital location. The state of Hawaii has generally requested many conditions to such waivers. In addition, we are required to serve Alaska and Hawaii from the 110 degree orbital location. While we believe that our current plan, which involves the use of our capacity at that location for local-into-local broadcast as well as other programming, is in compliance with that requirement, there can be no assurance that the FCC will consider this plan as complying with the rule. In general, the states of Alaska and Hawaii have expressed views that our service to these states from various orbital locations does not comply with our FCC-imposed obligations to serve those states, and we cannot be sure that the FCC will not accept these views.

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

         The FCC imposes different rules for "subscription" and "broadcast" services. We believe that because we offer a subscription programming service, we are not subject to many of the regulatory obligations imposed upon broadcast licensees. However, we cannot be certain whether the FCC will find in the future that we should comply with regulatory obligations as a broadcast licensee with respect to our current and future operations, and certain parties have requested that we be treated as a broadcaster. If the FCC determined that we are a broadcast licensee, it could require us to comply with all regulatory obligations imposed upon broadcast licensees, which are generally subject to more burdensome regulation than subscription service providers like us.

         Under a requirement of the Cable Act, the FCC imposed public interest requirements on DBS licensees, such as us, to set aside four percent of channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers. This could displace programming for which we could earn commercial rates and could adversely affect our financial results. The FCC has not reviewed our methodology for computing the channel capacity we must set aside or for determining the rates that we charge public interest programmers, and we cannot be sure that, if the FCC were to review these methodologies, it would find them in compliance with the public interest requirements.

         Under a requirement of the Telecommunications Act of 1996, the FCC recently imposed upon broadcasters and certain multichannel video programming distributors, including us, the responsibility of providing video description for visually impaired persons. Video description involves the insertion into a television program of narrated descriptions of settings and actions that are not otherwise reflected in the dialogue, and is typically provided through the Secondary Audio Programming ("SAP") channel. Commencing April 12, 2002, we will be required to provide video description for a minimum of 50 hours per calendar quarter (roughly four hours per week) of prime time and/or children's programming on each of any of the top five national non-broadcast networks we carry. In addition, we will be required to "pass through" any video description we receive from a broadcast station or non-broadcast network if we have the technical capability necessary to do so associated with the channel on which we distribute the programming with video description. While the FCC acknowledged that programming networks, and not multichannel video programming distributors, may actually describe the programming, it declared that for ease of enforcement and monitoring compliance it would hold distributors responsible for compliance. These requirements may impose a material burden on us.

         The FCC has also commenced an inquiry into distribution of high-speed Internet access services and a rulemaking concerning interactive television services. In these proceedings, the FCC is considering whether to impose on distributors, including satellite distributors like us, various types of "open access" obligations (such as required carriage of independent content providers). We cannot be sure that the FCC will not ultimately impose such obligations, which could be very onerous, and could create a significant strain on our capacity and ability to provide other services.

         The FCC has commenced a rulemaking which seeks to streamline and revise its rules governing DBS operators. This rulemaking involves many proposed DBS rules. There can be no assurance about the content and effect of any new DBS rules passed by the FCC, and the rules may include expanded geographic service requirements for Alaska, Hawaii and Puerto Rico. The FCC has also released a notice of proposed rulemaking regarding the current restrictions on the flexibility of DBS operators to provide services other than DBS, and may change these restrictions.

         Foreign Ownership Restrictions. The Communications Act and the FCC's implementing regulations provide that when subsidiaries of a holding company hold certain types of FCC licenses, foreign nationals or their representatives may not own or vote more than 25% of the total equity of the holding company, except upon an FCC public interest determination. There is some ambiguity regarding the extent to which this foreign ownership prohibition applies to DBS services. The FCC has ruled that these foreign ownership limitations in the Communications Act do not apply to providers of subscription DBS services like us. On the other hand, the FCC has left open the question of whether the FCC's own rules impose on DBS services that foreign ownership limit. Furthermore, the World Trade Organization agreement facilitating certain foreign investments in telecommunications services does not extend to DBS services, and the standards for waiving the DBS services foreign ownership limit to the extent applicable are therefore unclear. While the FCC has granted us in the past a waiver to the extent required to allow an investment from a foreign company, we cannot be sure that the FCC will similarly grant such waiver requests, to the extent required to allow other foreign investments that may implicate the alien ownership limits in the future. The foreign ownership limitations clearly will apply to our licenses for fixed satellite service if we hold ourselves out as a common carrier or if the FCC decides to treat us as such a carrier. The FCC has noted that we have proposed to operate one of its authorized fixed satellite service systems on a common carrier as well as a non-common carrier basis. We have recently informed the FCC that we have no common carrier plans with respect to that system. If the FCC decides to treat us as a common carrier for any of its operations or if we operate as one, we cannot be sure that the FCC will grant any request for a public interest determination that may be needed to allow any indirect foreign investment in excess of 25%.

         On January 22, 2002, Vivendi acquired shares of our series D convertible preferred stock which are currently convertible into approximately 10.7% of our total outstanding common stock, representing approximately 2% of the total fully-diluted voting rights of us today. In addition, a subsidiary of The News Corporation Limited, a South Australia corporation, owns approximately 2.2% of our total common stock outstanding stock, having less than 1% of our total voting power. In connection with the MCI WorldCom authorization that we received in connection with its transactions with The News Corporation Limited, the FCC decided to waive any foreign ownership limitations to the extent applicable. While we believe that the current levels of foreign ownership are below any applicable limit, in light of any subsequent FCC decisions, policy changes or additional foreign ownership in us, we may in the future need a separate FCC determination that foreign ownership in excess of any applicable limits is consistent with the public interest in order to avoid a violation of the Communications Act or the FCC's rules.

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

         The FCC has adopted a proposal to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency as DBS and Ku-based FSS services, and is currently finalizing rules to govern these services. These satellite operations could provide global high-speed data services. In addition to possible interference concerns, this would, among other things, create additional competition for satellite and other services. In the same rulemaking, the FCC has been considering a terrestrial service originally proposed by Northpoint Technology, Ltd. that would retransmit local television or other video and data services to DBS subscribers or others in the same DBS spectrum that we use throughout the United States.

         We have submitted numerous pleadings jointly with DIRECTV to the FCC objecting to the Northpoint request, which in our view may cause harmful and substantial interference to the service provided to DBS customers. Furthermore, other entities have now filed applications similar to the one filed by Northpoint, and at least one other entity has also obtained a license from the FCC to conduct experimental operations. If Northpoint or other entities become authorized to use our spectrum, they could cause harmful and substantial interference with our service.

         Furthermore, the Satellite Home Viewer Improvement Act required the FCC to make a determination by November 29, 2000 regarding licenses for facilities that will retransmit broadcast signals to underserved markets by using spectrum otherwise allocated to commercial use, possibly including DBS spectrum. Northpoint had already been allowed by the FCC to conduct experimental operations in Texas and Washington, D.C. On December 8, 2000, the FCC released a Report and Order and Further Notice of Proposed Rulemaking in this proceeding that concluded that a terrestrial "point-to-multipoint" service can share the spectrum with DBS on a no interference basis -- a conclusion that may have a significant adverse impact on our operations. At the same time, the FCC initiated a further notice of proposed rulemaking to determine the appropriate interference standards and technical rules with which such a terrestrial service must comply. The FCC also requested proposals on how to process applications for licenses for the new service, and tentatively proposed excluding satellite companies from such licenses. We have filed a petition for reconsideration of the FCC's conclusion and comments on its proposals.

         In addition, recent appropriations legislation required independent testing of the Northpoint technology, and created a rural loan guarantee program for providers of certain types of services. The tests mandated by that law have been completed. MITRE, the independent testing entity, concluded that the new terrestrial service "poses a significant interference threat to DBS operation in many realistic operational situations"; "a wide variety of mitigation techniques exist that . . . can greatly reduce, or eliminate, the geographical extent of the regions of potential . . . interference into DBS"; and that "bandsharing appears feasible if and only if suitable mitigation measures are applied." The independent study left open the question of whether the potential costs of such mitigation measures together with the impact of residual interference outweighed the benefit of allowing the new terrestrial service in the band used by DBS. We and DIRECTV have asserted to the FCC that MITRE's findings constitute additional grounds for reconsidering the FCC's conclusion on sharing, while Northpoint has argued that

MITRE confirms Northpoint's ability to share with DBS. We cannot be sure whether and when these processes will result in the licensing of Northpoint and/or companies proposing a similar service to operate in the spectrum licensed to us, what the interference standards will be, and how significant the interference into our operations will be. On December 3, 2001, we and DIRECTV filed with the FCC a request that it assign spectrum to these new proposed terrestrial systems other than that currently allocated for use by DBS. We cannot be sure whether the FCC will take any action on this request, or whether the request will be granted.

         Distant and Local Broadcast Signals. We believe that our ability to deliver local programming via satellite into the markets from which the programming originates helps us attract subscribers who would not otherwise be willing to purchase satellite systems. Although we have commenced providing local network service to eligible subscribers in various metropolitan centers, subject to certain conditions, our ability to provide such a service is limited as discussed below.

         Satellite Home Viewer Improvement Act and Retransmission Consent. The Copyright Act, as amended by the Satellite Home Viewer Improvement Act of 1999, or SHVIA, permits satellite retransmission of distant network channels only to "unserved households." Whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC. In February 1999, the FCC released a report and order on these matters. Although the FCC declined to change the values of Grade B intensity, it adopted a method for measuring it at particular households. The FCC also endorsed a method for predicting Grade B intensity at particular households. In addition, SHVIA instructed the FCC to establish a predictive model based on the model it had endorsed in February 1999, and also directed the FCC to ensure that its predictive model takes account of terrain, building structures and other land cover variations. The FCC issued a report and order that does not adjust the model to reflect such variations for any VHF stations. Failure to account for these variations could hamper our ability to retransmit distant network channels.

         SHVIA has also established a process whereby consumers predicted to be served by a local station may request that this station waive the unserved household limitation so that the requesting consumer may receive distant signals by satellite. If the waiver request is denied, SHVIA entitles the consumer to request an actual test, with the cost to be borne by either the satellite carrier, such as us, or the broadcast station depending on the results. The testing process required by the statute can be very costly. The FCC staff has informally raised questions about how we implement that process. We can provide no assurance that the FCC will not find that our implementation of the process is not in compliance with these requirements. Furthermore, the FCC has identified a third party organization to examine and propose tester qualification and other standards for testing. We cannot be sure that this decision will not have an adverse effect on our ability to test whether a consumer is eligible for distant signals.

         In addition, SHVIA could adversely affect us in several other respects. SHVIA prohibits us from providing individual customers with more than two distant signals for each broadcasting network and leaves the FCC's Grade B intensity standard unchanged without future legislation. The FCC released a report recommending that only minor changes be made to the Grade B standard, a recommendation that is unfavorable to us. While SHVIA reduces the royalty rate that we currently pay for superstation and distant network signals, it directed the FCC to issue rules by November 29, 2000 requiring us to delete substantial programming (including sports programming) from these signals in certain circumstances. The FCC has released rules implementing that directive, which have become effective. Although we have implemented certain measures in our effort to comply with these rules, these requirements have hampered, and may further hamper, our ability to retransmit distant network and superstation signals, and the burdens from the rules upon us may become so onerous that we may be required to substantially alter, or stop retransmitting, many or all superstation signals. In addition, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. We asked the FCC to reconsider several aspects of these rules to make the rules less burdensome, but we cannot predict whether the FCC will take any favorable action with respect to the request, and other parties have asked for reconsideration to the rules which would be adverse to our business. On reconsideration, the FCC may resolve certain outstanding issues unfavorably to us. Any changes to, or adverse interpretations of, the existing regulations may create additional burdens for us.

         SHVIA generally gives satellite companies a statutory copyright license to retransmit local broadcast channels, subject to obtaining the retransmission consent of the local station. Retransmission consent agreements are important to us because a failure to reach such agreements with broadcasters who elect retransmission consents instead of mandatory "must carry" carriage means we cannot carry these broadcasters' signals, and could have an adverse effect on our strategy to compete with cable and other satellite companies, which provide local channels. SHVIA requires broadcasters to negotiate retransmission consent agreements in good faith. The FCC has promulgated rules governing broadcasters' good faith negotiation obligation. These rules allow satellite providers to file complaints with the FCC against broadcasters for violating the duty to negotiate retransmission consent agreements in good faith. While we have been able to reach retransmission consent agreements with most of the local network stations we currently carry, any additional roll-out of local channels in more cities will require more agreements, and we cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short term. We were unable to conclude long-term retransmission consent agreements with the NBC station in San Francisco or the ABC station in Nashville and discontinued transmission of those channels as a result. On March 1, 2001, we filed a retransmission consent complaint with the FCC against the owner of these stations, Young Broadcasting, Inc., asserting that Young has failed to negotiate in good faith. The FCC's Cable Services Bureau ruled against us in this proceeding and also determined that we "failed in [our] duty of candor" to the FCC and abused the FCC's processes because we disclosed to the public some information subject to a pending request for confidential treatment that we had filed and did not immediately notify the FCC of this disclosure. While we believe that this determination by the FCC was factually and legally wrong because the FCC did not, and could not, make the underlying findings necessary to support such a determination, we have not formally appealed that order and have only informally expressed our views in a letter to the Cable Services Bureau. We cannot be sure that the FCC will agree with these views. In certain circumstances, lack of candor can bear on the FCC's evaluation of a company's fitness to be an FCC licensee. Since that time, Young has lost its NBC affiliation, and we have reached an agreement with the new NBC affiliate in San Jose to serve the San Francisco Bay area.

         Many other provisions of SHVIA could adversely affect us. Among other things, the law includes the imposition of "must carry" requirements on DBS providers. The FCC has implemented that requirement and adopted detailed and onerous "must carry" rules covering both commercial and non-commercial broadcast stations. These rules require that commencing January 1, 2002 satellite distributors carry all the local broadcast stations requesting carriage in a timely and appropriate manner in areas they choose to offer any local programming. Since we have limited capacity, the number of markets in which we can offer local programming is reduced by the "must carry" requirement to carry large numbers of stations in each market we serve. The legislation also includes provisions which could expose us to material monetary penalties, and permanent prohibitions on the sale of all local and distant network channels, based on inadvertent violations of the legislation, prior law, or the FCC rules. Imposition of these penalties would have a material adverse effect on our business operations generally. Several "must carry" complaints by broadcasters against us are pending at the FCC. We cannot be sure that the FCC will not rule against us in those proceedings, resulting in carriage of many additional stations in the markets where we offer local stations. In addition, we cannot be sure that the FCC will not interpret or implement its rules in such a manner as to inhibit our current plan for compliance with the "must carry" requirements. The National Association of Broadcasters and Association of Local Television Stations filed an emergency petition on January 4, 2002 asking the FCC to modify or clarify its rules to prohibit or hamper our compliance plan. On January 8, 2002, the FCC placed the petition on public notice and stated that it may be able to resolve the issue by means of a declaratory ruling without the need for a rulemaking. Many companies have filed comments and reply comments in response to the petition opposing our compliance plan on various grounds. Any FCC action modifying or clarifying the rules in accordance with the broadcasters' request could result in a decrease in the number of local areas where we offer local network programming. We are also exposed to court actions and damage claims if we are found by any court to have violated the "must carry" requirements.

         On December 7, 2001, the U.S. 4th Circuit Court of Appeals rejected the satellite industry's constitutional challenge to the "must carry" provisions of SHVIA and our appeal of the FCC's "must carry" rules, leaving in place the requirement that, beginning January 1, 2002, we carry all local stations in any market where we carry a single local broadcast station. While we believe that we technologically meet this mandate in the markets we currently serve, there can be no assurance that the FCC's interpretation of its "must carry" rules will not result in a future decrease in the number of local markets where we offer local network programming. In addition, while the FCC has decided for now not to impose dual digital/analog carriage obligations -- i.e., additional requirements in connection with the carriage of digital television stations that go beyond carriage of one signal (whether analog or digital) for each station - the FCC has also issued a further notice of proposed rulemaking on this matter. We cannot be sure that this rulemaking will not result in further, even more onerous, digital carriage requirements.

         Opposition to Our Delivery of Distant Signals. Until July 1998, we obtained distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the U.S. District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

         In December 1998, the networks filed a motion for preliminary injunction directly against us. In September 2000, the District Court granted this motion and made several amendments to it. The injunction required us to terminate distant network programming to certain of our subscribers. The U.S. Court of Appeals for the Eleventh Circuit stayed the injunction pending our appeal. In September 2001, the U.S. Court of Appeals for the Eleventh Circuit vacated the District Court's injunction, finding, among other things, that it was too broad and remanded the case back to the District Court for an evidentiary hearing. If after the trial or an evidentiary hearing the injunction is reinstated, it could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. If we lose the case at trial, the judge could, among other remedies, prohibit all future sales of distant network programming by us, which would have a material adverse effect on our business. In order, among other things, to plan for the potential re-implementation of the injunction, we may terminate the delivery of distant network channels to certain subscribers.

         Dependence on Cable Act for Program Access. We purchase a substantial percentage of our programming from cable-affiliated programmers. Any change in the Cable Act and the FCC's rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis. Under the Cable Act and the FCC's rules, cable-affiliated programmers generally must offer programming they have developed to all multi-channel video programming distributors on non-discriminatory terms and conditions. The Cable Act and the FCC's rules also prohibit some types of exclusive programming contracts involving cable affiliated programming. This prohibition on exclusivity will sunset in October 2002 unless the FCC acts to extend it. The FCC has commenced a proceeding to determine whether to extend it. We cannot be sure that the FCC will not allow the prohibition to sunset, which would mean that many popular programs may become unavailable to us. While we have filed several complaints with the FCC alleging discrimination, exclusivity, or refusals to deal, we have only had limited success in convincing the FCC to grant us relief. The FCC has denied or dismissed many of our complaints, and we believe has generally not shown a willingness to enforce the program access rules strictly. As a result, we may be limited in our ability to obtain access (or non-discriminatory access) to cable-affiliated programming. In January 2001, we appealed the FCC denial of our complaint regarding certain cable-affiliated sports programming in the Philadelphia area to the U.S. Court of Appeals for the District of Columbia Circuit. Our appeal was opposed by the FCC. Comcast Corporation, which controls the programming at issue, intervened on the side of the FCC opposing our appeal. Oral argument regarding our appeal was held on February 5, 2002. We cannot predict the outcome of this appeal, or how the outcome may affect our ability to obtain access to cable affiliated programming.

PATENTS AND TRADEMARKS

         Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. If a competitor holds intellectual property rights, it may not allow us to use its intellectual property at any price, which could adversely affect our competitive position.

         We cannot assure you that we are aware of all intellectual property rights that our products may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent and, accordingly, we cannot evaluate the extent to which our products may infringe claims contained in pending patent applications. Further, it is often not possible to determine definitively whether a claim of infringement is valid, absent protracted litigation.

         We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on net income, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently being sued in patent infringement actions, including, among other, suits by the following entities: Starsight Telecast, Inc.; Gemstar; Superguide Corp.; IPPV Enterprises, LLC; and MAAST, Inc. We cannot be certain the courts will conclude these entities do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

         Certain Gemstar patents are currently being reviewed by the International Trade Commission. An adverse decision could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. See "- Legal Proceedings."

EMPLOYEES

         We had approximately 11,000 employees at December 31, 2001, most of whom are located in the United States. We generally consider relations with our employees to be good.

         Although a total of approximately 75 employees in two of our field offices have voted to unionize, we are not currently a party to any collective bargaining agreements. However, we are currently negotiating collective bargaining agreements at these offices.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
    (FURNISHED IN ACCORDANCE WITH ITEM 401 (b) OF REGULATION S-K, PURSUANT TO
                     GENERAL INSTRUCTION G(3) OF FORM 10-K)

         The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer's business experience during the past five years:


NAME                                     AGE     POSITION
----                                     ---     --------
Charles W. Ergen..................        48     Chairman, Chief Executive Officer and Director
Michael T. Dugan..................        53     President and Chief Operating Officer
James DeFranco....................        49     Executive Vice President and Director
Steven B. Schaver.................        47     President of EchoStar International Corporation
David K. Moskowitz................        43     Senior Vice President, General Counsel, Secretary and
                                                    Director
Soraya Hesabi-Cartwright..........        41     Executive Vice President of DISH Network
Mark W. Jackson...................        41     Senior Vice President of EchoStar Technologies Corporation
Michael R. McDonnell..............        38     Senior Vice President and Chief Financial Officer
Michael Kelly.....................        40     Senior Vice President of DISH Network Service Corporation

    Charles W. Ergen. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar's subsidiaries. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980.

    Michael T. Dugan. Mr. Dugan is the President and Chief Operating Officer of EchoStar. In that capacity, Mr. Dugan is responsible for, among other things, all operations at EchoStar. Until April 2000, he was President of EchoStar Technologies Corporation. Previously he was the Senior Vice President of the Consumer Products Division of ECC. Mr. Dugan has been with EchoStar since 1990.

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

    Mark W. Jackson. Mr. Jackson was named Senior Vice President of EchoStar Technologies Corporation in April 2000. Mr. Jackson served as Senior Vice President of Satellite Services from December 1997 until April 2000. From April 1993 until December 1997 Mr. Jackson served as Vice President of Engineering at EchoStar.

    Michael R. McDonnell. Mr. McDonnell joined EchoStar in August 2000 as Senior Vice President and Chief Financial Officer. Mr. McDonnell is responsible for all accounting and finance functions of the Company. Prior to joining EchoStar, Mr. McDonnell was a Partner with PricewaterhouseCoopers LLP, serving on engagements for companies in the technology and information communications industries.

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

         There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors. Cantey Ergen, Charlie Ergen's spouse, and Peter Dea were elected to the Board of Directors during 2001. Jean-Marie Messier, Chairman and CEO of Vivendi, was added to the Board of Directors in January 2002.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning our material properties:

                                                                SEGMENT(s) USING     APPROXIMATE      OWNED OR
DESCRIPTION/USE/LOCATION                                             PROPERTY       SQUARE FOOTAGE     LEASED
------------------------                                        ----------------    --------------    --------
Corporate headquarters and customer service center,
   Littleton, Colorado .....................................            All            156,000         Owned

EchoStar Technologies Corporation office and
   distribution center, Englewood, Colorado ................            ETC            155,000         Owned

EchoStar Technologies Corporation engineering
   offices, Englewood, Colorado ............................            ETC             57,200         Owned

Digital broadcast operations center, Cheyenne,
   Wyoming .................................................       DISH Network        144,000         Owned

Digital broadcast operations center, Gilbert, Arizona ......       DISH Network        120,000         Owned

Customer service center, McKeesport, Pennsylvania ..........       DISH Network        100,000        Leased

Customer service center, El Paso, Texas ....................       DISH Network        100,000         Owned

Customer service center, Christiansburg, Virginia ..........       DISH Network        100,000         Owned

Customer service center, Thornton, Colorado ................       DISH Network         55,000         Owned

Customer service center, Bluefield, West Virginia ..........       DISH Network         51,000         Owned

Warehouse and distribution center, Atlanta, Georgia ........            ETC            160,000        Leased

Warehouse and distribution center, Denver, Colorado ........            ETC            132,800        Leased

Warehouse and distribution center, Sacramento,
   California ..............................................            ETC             78,500         Owned

European headquarters and warehouse, Almelo, The
   Netherlands .............................................       ETC and Other        53,800         Owned

ITEM 3.  LEGAL PROCEEDINGS

Fee Dispute

         We had a contingent fee arrangement with the attorneys who represented us in prior litigation with The News Corporation, Ltd. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by us in the News Corporation litigation. The attorneys asserted that they might be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. We consistently maintained that the demand significantly overstated the amount to which the attorneys might reasonably be entitled.

         During mid-1999, we initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement was void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation was stayed while the arbitration proceeded. The arbitration hearing concluded on October 11, 2001. During the four week arbitration hearing, the attorneys presented a damage model for $56 million. We asserted even that amount significantly overstated the amount to which the attorneys might reasonably be entitled. During closing arguments, the attorneys presented a separate damage calculation for $111 million to the arbitration panel.

         On November 7, 2001, the arbitration panel awarded the attorneys approximately $40 million for its contingency fee under the fee agreement. In the award, the arbitration panel also dismissed our claims against the attorneys that we had initiated in the Arapahoe County, Colorado, District Court. Pursuant to the award, approximately $8 million was to be paid within 30 days of the award with the balance to be paid in equal quarterly principal installments over four years, commencing February 1, 2002. Interest is to be paid at the prime rate (calculated as the average amount for each relevant year as published daily in the Wall Street Journal), compounded annually.

         On November 30, 2001, we filed a motion to vacate the award on the following grounds: (1) the award as issued violates public policy and cannot be enforced; and (2) the Panel exceeded its authority under Colorado Revised Statutes Section 13-22-214(1)(a)(III). Alternatively, we requested that the Arapahoe County District Court modify the award to correct a calculation error. The attorneys have opposed our motion to vacate. The motion remains pending before the District Court in Arapahoe County, Colorado. There can be no assurance that we will succeed in our effort to vacate or modify the arbitration award.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., us, and two of our wholly-owned subsidiaries, Echosphere Corporation and Dish, Ltd. EchoStar Satellite Corporation, EDBS, ETC, and EchoStar Satellite Broadcasting Corporation were subsequently added as defendants. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC.

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

         The Court in the Alberta action recently denied our Motion to Dismiss, and our appeal of such decision. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. We intend to vigorously defend the suit. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the U.S. District Court for the District of Colorado. We asked the court to enter a judgment declaring that our method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

         In December 1998, the networks filed a Motion for Preliminary Injunction against us in the Miami court, and asked the court to enjoin us from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring us to turn off network programming to certain of our customers. At that time, the networks also argued that our compliance procedures violate the Satellite Home Viewer Improvement Act ("SHVIA"). We opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied our request to present live testimony and evidence. The Court's original order required us to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on our past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the SHVA and the SHVIA. For these and other reasons we believe the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required us to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. We appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending our appeal. At that time, the Eleventh Circuit also expedited its consideration of our appeal.

         Oral argument before the Eleventh Circuit was held on May 24, 2001. On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected our First Amendment challenge to the SHVA. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit's order indicated that the matter was to be remanded to the District Court for an evidentiary hearing. On December 28, 2001, the Eleventh Circuit denied our request for rehearing. The Eleventh Circuit issued its mandate on January 29, 2002, remanding the case to the Florida District Court. We cannot predict when an evidentiary hearing will be set before the District Court or when a trial will be set before the District Court if the Networks withdraw their request for a preliminary injunction as they have indicated they will do when the case was remanded to the District Court.

         We are considering an appeal to the United States Supreme Court. If we decide to appeal, there is no guarantee that the United States Supreme Court will agree to hear any petition filed or that our appeal will be heard before any evidentiary hearing or trial in the District Court.

         If, after an evidentiary hearing or trial, the District Court enters an injunction against us, the injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other services. Management has determined that such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. If we lose the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by us, which would have a material adverse affect on our business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. We will vigorously defend against this suit. On March 30, 2001, the court stayed the action pending resolution of the International Trade Commission matter discussed below.

         In December 2000, we filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs. In January 2002, Gemstar dropped the counterclaims of patent infringement.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission ("ITC"). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases have been stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which we had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar's allegations of patent infringement and respondents' (SCI, Scientific Atlanta, Pioneer and us) allegations of patent misuse. A decision by the judge is expected by March 21, 2002 and a ruling by the full ITC is expected 60 days later. While the ITC cannot award damages, an adverse decision in this case could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. We have examined the patents in dispute and believe they are not infringed by any of our products or services. We will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents. We are providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

         During 2000, Superguide Corp. also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide seeks injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling was issued by the Court and in response to that ruling we have filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar has filed a motion for summary judgment of infringement with respect to one of the patents. We intend to vigorously defend this case and to press our patent misuse defenses.

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

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against us, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. The parties have completed briefing and oral argument of post-trial motions. We intend to appeal any adverse decision and plaintiffs have indicated they may appeal as well. Any final award of damages would be split between us and Nagra in percentages to be agreed upon between us and Nagra.

California Actions

         A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, we filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. We intend to deny all liability and to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against us in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. We have filed an answer and the case is currently in discovery. Plaintiffs filed their Motion for Class Certification on January 21, 2002. Our response is due on March 7, 2002, and the Court will conduct a hearing on class certification in early May 2002. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. We deny all liability and intend to vigorously defend the lawsuit.

Retailer Class Actions

         We have been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Courts to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. We intend to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and claim the alleged class has been "subject to improper chargebacks." The plaintiff alleges that we:
(1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. On September 18, 2001, the Court granted our Motion to Dismiss for lack of personal jurisdiction. Plaintiff Satellite Dealers Supply has moved for reconsideration of the Court's order dismissing the case.

PrimeTime 24 Joint Venture

         PrimeTime 24 Joint Venture filed suit against us during September, 1998 alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. Our motion for summary judgment was granted with respect to PrimeTime 24's claim of interference with contractual relations and unfair competition. Plaintiff's motion for summary judgment was granted with respect to its approximate $10 million breach of contract claim for fees during the period from May 1998 through July 19, 1998. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages.


Satellite Insurance

         In September 1998, we filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. Our insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers offered to pay only part of the $219.3 million claim because they allege we did not abide by the exact terms of the insurance policy. The insurers also assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy. We strongly disagree and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity. Based on the carriers' failure to pay the amount we believe is owed under the policy and their improper attempts to force us to settle for less than the full amount of our claim, we have added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, we filed a lawsuit against the insurance carriers in the U.S. District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. During March 2001, we voluntarily dismissed our antitrust lawsuit without prejudice. We have the right to re-file an antitrust action against the insurers in the future. With respect to our arbitration claims, we are hopeful they will be resolved, and we believe it is probable that we will receive a substantial portion of the benefits due.

         In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 27, 2001, our Board of Directors unanimously determined that the proposed merger of Hughes with us and the related transactions were advisable, fair to and in the best interest of us and our stockholders. Our Board of Directors unanimously approved the merger agreement and unanimously recommended that our stockholders approve the merger agreement.

         On October 28, 2001, the Samburu Warrior Revocable Trust, a family trust controlled by Mr. Charles W. Ergen, executed a written consent approving the merger agreement. The Samburu Warrior Revocable Trust was beneficial owner of 238,435,208 shares of our class B common stock, par value of $0.01, which are 100% of the outstanding shares of our class B common stock and which represented approximately 90.8% of the combined voting power of all of our outstanding common stock as of October 28, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our class A common stock is quoted on the Nasdaq Stock Market under the symbol "DISH." The sale prices reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions. The high and low closing sale prices of the class A common stock during 2000 and 2001 on the Nasdaq Stock Market (as reported by Nasdaq) are set forth below. On March 22, 2000 we completed a two-for-one split of our outstanding common stock. All references to share and per share amounts included below retroactively give effect to the stock split completed in March 2000.


2000                                                      High             Low
----                                                   ---------       ---------
First Quarter ..................................       $  79.000       $  40.719
Second Quarter .................................          74.188          31.188
Third Quarter ..................................          53.422          31.625
Fourth Quarter .................................          54.125          22.750

2001
----

First Quarter ..................................       $  34.000       $  21.813
Second Quarter .................................          38.510          25.813
Third Quarter ..................................          30.440          20.470
Fourth Quarter .................................          27.470          22.130

         As of February 25, 2002, there were approximately 6,068 holders of record of our class A common stock, not including stockholders who beneficially own class A common stock held in nominee or street name. As of February 25, 2002, all 238,435,208 outstanding shares of our class B common stock were held by Charles W. Ergen, our Chairman and Chief Executive Officer. There is currently no trading market for our class B common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data as of and for each of the five years ended December 31, 2001 have been derived from, and are qualified by reference to our Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2001, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                      1997            1998            1999              2000             2001
                                                  -----------     -----------      -----------      -----------      -----------
STATEMENTS OF OPERATIONS DATA                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  DISH Network ..............................     $   344,250     $   683,032      $ 1,352,603      $ 2,352,237      $ 3,605,724
  DTH equipment sales and integration
  services ..................................          91,637         256,193          184,041          259,830          271,242
  Other .....................................          41,531          43,441           66,197          103,153          124,172
                                                  -----------     -----------      -----------      -----------      -----------
Total revenue ...............................         477,418         982,666        1,602,841        2,715,220        4,001,138
COSTS AND EXPENSES:
  DISH Network operating expenses ...........         193,274         395,411          732,675        1,265,445        1,757,750
  Cost of sales - DTH equipment and
    integration services ....................          61,992         173,388          148,427          194,963          188,039
  Cost of sales - other .....................          23,909          16,496           17,084           32,992           81,974
  Marketing expenses ........................         179,923         320,521          727,061        1,158,640        1,084,375
  General and administrative ................          69,315          97,105          150,397          250,425          377,873
  Non-cash, stock-based compensation ........              --              --           61,060           51,465           20,173
  Depreciation and amortization .............         173,276         102,636          113,228          185,356          278,652
                                                  -----------     -----------      -----------      -----------      -----------
Total costs and expenses ....................         701,689       1,105,557        1,949,932        3,139,286        3,788,836
                                                  -----------     -----------      -----------      -----------      -----------
Operating income (loss) .....................        (224,271)       (122,891)        (347,091)        (424,066)         212,302
  Extraordinary charge for early
    retirement of debt, net of tax ..........              --              --         (268,999)              --               --
                                                  ===========     ===========      ===========      ===========      ===========
Net loss ....................................     $  (312,825)    $  (260,882)     $  (792,847)     $  (650,326)     $  (215,498)
                                                  ===========     ===========      ===========      ===========      ===========
Net loss attributable to common shares ......     $  (321,267)    $  (296,097)     $  (800,100)     $  (651,472)     $  (215,835)
                                                  ===========     ===========      ===========      ===========      ===========
Weighted-average common shares outstanding ..         335,344         359,856          416,476          471,023          477,172
                                                  ===========     ===========      ===========      ===========      ===========
Basic and diluted loss per share(1) .........     $     (0.96)    $     (0.82)     $     (1.92)     $     (1.38)     $     (0.45)
                                                  ===========     ===========      ===========      ===========      ===========


                                                                                   AS OF DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                            1997            1998          1999            2000            2001
                                                        -----------     -----------    -----------     -----------    -----------
                                                                                      (IN THOUSANDS)
BALANCE SHEETS DATA
Cash, cash equivalents and marketable investment
  securities ........................................   $   420,514     $   324,100    $ 1,254,175     $ 1,464,175    $ 2,828,297
Cash reserved for satellite insurance ...............            --              --             --          82,393        122,068
Restricted cash and marketable investment
  securities ........................................       187,762          77,657          3,000           3,000          1,288
Total assets ........................................     1,805,646       1,806,852      3,898,189       4,636,835      6,519,686
Long-term obligations (less current portion):
  1994 Notes ........................................       499,863         571,674          1,503              --             --
  1996 Notes ........................................       438,512         497,955          1,097              --             --
  1997 Notes ........................................       375,000         375,000             15              --             --
  9 1/4% Seven Year Notes ...........................            --              --        375,000         375,000        375,000
  9 3/8% Ten Year Notes .............................            --              --      1,625,000       1,625,000      1,625,000
  10 3/8% Seven Year Notes ..........................            --              --             --       1,000,000      1,000,000
  9 1/8% Seven Year Notes ...........................            --              --             --              --        700,000
  4 7/8% Convertible Notes ..........................            --              --      1,000,000       1,000,000      1,000,000
  5 3/4% Convertible Notes ..........................            --              --             --              --      1,000,000
  Mortgages and other notes payable, net of
  current portion ...................................        51,846          43,450         27,990          14,812          6,480
Series B Preferred Stock ............................       199,164         226,038             --              --             --
Total stockholders' equity (deficit) ................       (88,961)       (371,540)       (48,418)       (657,383)      (777,772)

                                                                                   YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                           1997             1998           1999            2000           2001
                                                        ----------      ----------      ----------      ----------     ----------
                                                                  (IN THOUSANDS, EXCEPT SUBSCRIBERS AND PER SUBSCRIBER DATA)
OTHER DATA
 DISH Network subscribers ...........................    1,040,000       1,940,000       3,410,000       5,260,000      6,830,000
 Average monthly revenue per subscriber .............   $    38.50      $    39.25      $    42.71      $    45.33     $    49.32

 EBITDA(2) ..........................................      (50,995)        (20,255)       (172,803)       (187,245)       511,127
 Less amortization of subscriber acquisition costs ..     (121,735)        (18,869)             --              --             --
                                                        ----------      ----------      ----------      ----------     ----------
 EBITDA, as adjusted to exclude amortization of .....     (172,730)        (39,124)       (172,803)       (187,245)       511,127
   subscriber acquisition costs
 Net cash flows from:
   Operating activities .............................           43         (16,890)        (58,513)       (118,677)       489,483
   Investing activities .............................     (597,249)         (8,048)        (62,826)       (911,957)    (1,279,119)
   Financing activities .............................      703,182         (13,722)        920,091         982,153      1,610,707

----------

(1) The loss per share amount in 1999 of $(1.92) includes $(1.28) per share relating to basic and diluted loss per share before extraordinary charges and $(0.64) per share relating to the extraordinary charge for early retirement of debt, net of tax.

(2) We believe it is common practice in the telecommunications industry for investment bankers and others to use various multiples of current or projected EBITDA (operating income (loss) plus depreciation and amortization, and non-cash, stock-based compensation) for purposes of estimating current or prospective enterprise value and as one of many measures of operating performance. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, because EBITDA is independent of the actual leverage employed by the business; but EBITDA ignores funds needed for capital expenditures and expansion. Some investment analysts track the relationship of EBITDA to total debt as one measure of financial strength. However, EBITDA does not purport to represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    EBITDA differs significantly from cash flows from operating activities reflected in the consolidated statement of cash flows. Cash flows from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash (vs. accrual) basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, EBITDA is derived from accrual basis income and is not reduced for cash invested in working capital. Consequently, EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining EBITDA and believe presentations of EBITDA may not be calculated consistently by different entities in the same or similar businesses. EBITDA is shown before and after amortization of subscriber acquisition costs, which were deferred through September 1997 and amortized over one year. EBITDA for 1999, 2000 and 2001 also excludes approximately $61 million, $51 million and $20 million in non-cash, stock-based compensation expense resulting from significant post-grant appreciation of stock options granted to employees, respectively. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $65.4 million and $338 million during 2000 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We expect that consummation of the Hughes merger and related transactions and consummation of the PanAmSat acquisition described in "Business -- Recent Developments -- The Proposed Merger with Hughes" would have material effects on our results of operations and liquidity and capital resources. Our historical financial information contained in this document does not give effect to either of these transactions, on a pro forma or any other basis, and our liquidity and capital resources discussions do not take that transaction into account. The EchoStar information statement, which we expect to file with the Securities and Exchange Commission in mid-March and distribute to our common stockholders this summer, will include pro forma financial information of the combined company as if the Hughes merger was consummated and for us as if the PanAmSat acquisition was consummated, each in accordance with the rules and regulations of the Securities and Exchange Commission. Please see "Business -- Recent Developments -- The Proposed Merger with Hughes" for a description of how you can obtain a copy of the EchoStar information statement once we file it with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

         Revenue. Total revenue for the year ended December 31, 2001 was $4.001 billion, an increase of $1.286 billion compared to total revenue for the year ended December 31, 2000 of $2.715 billion. The increase in total revenue was primarily attributable to continued DISH Network subscriber growth and higher average revenue per subscriber. Assuming a continued slow economy, we expect that our revenues will increase 20% to 25% in 2002 as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $3.588 billion for the year ended December 31, 2001, an increase of $1.241 billion compared to the same period in 2000. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to continued DISH Network subscriber growth and higher average revenue per subscriber. DISH Network added approximately 1.57 million net new subscribers for the year ended December 31, 2001 compared to approximately 1.85 million net new subscriber additions during the same period in 2000. We believe the reduction in net new subscribers for the year ended December 31, 2001 primarily resulted from the slowing economy, and increased churn. As of December 31, 2001, we had approximately 6.83 million DISH Network subscribers compared to approximately 5.26 million at December 31, 2000, an increase of approximately 30%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to end 2002 with more than 8 million DISH Network subscribers.

         Monthly average revenue per subscriber was approximately $49.32 during the year ended December 31, 2001 and approximately $45.33 during the same period in 2000. The increase in monthly average revenue per subscriber is primarily attributable to $1.00 price increases in both May 2000 and February 2001, the increased availability of local channels by satellite, the introduction of our high-end America's Top 150 basic programming package during April 2000, together with an increase in subscriber penetration in our higher priced Digital Home Plans. This increase is also attributable to a change in marketing promotions from 2000 to 2001. From August 2000 to January 31, 2001, we marketed a promotion offering consumers free premium movie channels. Under this promotion, all new subscribers who ordered certain qualifying programming packages and any or all of our four premium movie packages between August 1, 2000 and January 31, 2001, received those premium movie packages free for three months. This promotion had a negative impact on monthly average revenue per subscriber during 2000 since no premium movie package revenue was received from participating subscribers for the term of each participating subscriber's free service. The increase from discontinuing our free premium movie channel promotion was partially offset by the introduction of our I Like 9 promotion, discussed below, during August 2001. While there can be no assurance, we expect a modest increase in monthly average revenue per subscriber during 2002.

         Impacts from our litigation with the networks in Florida, new FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

         Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. While we believe we meet statutory "must carry" requirements, the FCC could interpret or implement its "must carry" rules in ways that may require us to reduce the number of markets where we provide local service. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

         For the year ended December 31, 2001, DTH equipment sales and integration services revenue totaled $271 million, an increase of $11 million compared to the same period during 2000. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators, sales of StarBand equipment and sales of DBS accessories, including equipment upgrades. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in sales of StarBand equipment and DBS accessories. This increase was partially offset by a decrease in demand for digital set-top boxes from our two primary international DTH customers.

         A significant portion of DTH equipment sales and integration services revenues through 2001 resulted from sales to two international DTH providers, Via Digital in Spain and Bell ExpressVu in Canada. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital for delivery starting in the third quarter of 2002. However, we cannot guarantee at this time that those negotiations will be successful. In addition, our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. As a result of these factors, we expect total DTH equipment sales and integration services revenue to decrease in 2002 compared to 2001. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $1.758 billion during the year ended December 31, 2001, an increase of $493 million or 39% compared to the same period in 2000. DISH Network operating expenses represented 49% and 54% of subscription television services revenue during the years ended December 31, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. We expect to continue to control costs and create operating efficiencies. While there can be no assurance, we expect operating expenses as a percentage of subscription television services revenue to remain near current levels during 2002. If we are successful in obtaining commercial launch and in-orbit insurance, this expense to revenue ratio could increase.

         Subscriber-related expenses totaled $1.433 billion during the year ended December 31, 2001, an increase of $463 million compared to the same period in 2000. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% and 41% of subscription television services revenues during the years ended December 31, 2001 and 2000, respectively. The decrease in subscriber-related expenses as a percentage of subscription television services revenue primarily resulted from our programming package price increases during 2001. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during 2002.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $285 million during the year ended December 31, 2001, an increase of $34 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the year ended December 31, 2001, as compared to 11% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000, as well as increased operating efficiencies during 2001. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during 2002. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We continue to work to automate simple telephone responses, and intend to increase Internet-based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers, contracted satellite telemetry, tracking and control services, and commercial satellite launch and in-orbit insurance premiums. Satellite and transmission expenses totaled $40 million during the year ended December 31, 2001, a $4 million decrease compared to the same period in 2000. Satellite and transmission expenses totaled 1% and 2% of subscription television services revenue during the year ended December 31, 2001 and 2000, respectively. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue to increase in the future as additional satellites or digital broadcast centers are placed in service and to the extent we successfully obtain commercial launch and in-orbit insurance.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $188 million during the year ended December 31, 2001, a decrease of $7 million compared to the same period in 2000. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. The decrease in cost of sales - DTH equipment and integration services principally resulted from a decrease in sales of digital set-top boxes to our two primary international DTH customers. Cost of sales - DTH equipment and integration services represented 69% and 75% of DTH equipment revenue, during the year ended December 31, 2001 and 2000, respectively. The decrease in this expense to revenue ratio primarily resulted from an increase in sales of higher-margin DBS accessories during 2001.

         Marketing Expenses. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Marketing expenses totaled $1.084 billion during the year ended December 31, 2001 compared to $1.159 billion for the same period in 2000. This decrease primarily resulted from a decrease in Subscriber promotion subsidies - cost of sales as a result of higher penetration of our Digital Home Plan promotion, pursuant to which certain equipment costs are capitalized, as discussed below. This decrease was partially offset by an increase in subscriber promotion subsidies - other due to increases in installation subsidies for multiple receivers under the Digital Home Plan promotion and an increase in advertising expense related to our 2001 marketing promotions, primarily our I Like 9 promotion. Subscriber promotion subsidies - cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $147 million and $139 million during the year ended December 31, 2001 and 2000, respectively.

         During the year ended December 31, 2001, our marketing promotions included our DISH Network One-Rate Plan, Bounty Programs, Free Now, I Like 9, free installation program, and Digital Home Plan, which are described below.

         DISH Network One-Rate Plan, Bounty Programs, Free Now Promotion and I Like 9. Under the DISH Network One-Rate Plan, consumers were eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, we required a one-year commitment to our America's Top 150 programming or our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). This promotion expired on January 31, 2001.

         Under the Bounty Programs, qualified customers were eligible to receive a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must have made a one-year commitment to subscribe to a qualified programming package. Certain of these promotions expired on January 31, 2001.

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

         During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher, receive free installation and either our America's Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. This promotion expired January 31, 2002.

         Our direct sales to consumers pursuant to our DISH Network One-Rate Plan, Bounty Programs, Free Now promotion and I Like 9 fall under the scope of EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). In accordance with EITF 00-14, we account for the rebate (substantively equivalent to the return of a customer deposit) under our DISH Network One-Rate Plan by establishing a liability equal to the amount of the rebate to be paid to the customer upon receipt of the upfront payment from the subscriber and do not recognize revenue for that amount. The return of the upfront payment received from the customer is charged against such liability account when such amount is paid back to the customer. We do not receive any up-front proceeds from subscribers under Bounty Programs or the Free Now promotion. Programming revenue under the I Like 9 promotion is recorded at the substantially discounted monthly rate charged to the subscriber.

         Our dealer sales under our DISH Network One-Rate Plan, the Bounty Programs, Free Now promotion and I Like 9 fall under the scope of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In accordance with the consensus guidance for Issue 2 of EITF 00-25, "buydowns" should be characterized as a reduction of revenue. As such, certain commissions paid to dealers are recorded as a reduction of the net proceeds received by us from the dealers. also charge the equipment reimbursements paid under the Bounty Programs and the Free Now promotion against the proceeds from the dealer.

The rebate paid under the One Rate Plan is treated similarly as a reduction of proceeds from the dealer by analogy to lease inducements, which are also generally recognized as a reduction of revenue.

         Free Installation. Under our free installation program all customers who purchase an EchoStar receiver system from January 2000 through April 2000, from May 24, 2000 to July 31, 2000 and from September 15, 2000 to the present, are eligible to receive a free professional installation.

         Digital Home Plan. Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD or DISH Latino Dos programming package for $36.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $50.99 to $60.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which through December 31, 2001, included the first month's programming payment. For consumers who choose the Digital Home Plan with Dish PVR, which includes the use of one or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape, the consumer will incur a one-time set-up fee of $148.99. Since we retain ownership of equipment issued pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we intend to continue it through at least April 30, 2002.

         Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - cost of sales, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the year ended December 31, 2001, our subscriber acquisition costs totaled approximately $1.074 billion, or approximately $395 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs, which would be materially higher if we expensed rather than capitalized Digital Home Plan equipment costs. Comparatively, our subscriber acquisition costs during the year ended December 31, 2000 totaled $1.155 billion, or approximately $452 per new subscriber activation. The decrease in our per new subscriber acquisition cost primarily resulted from an increase in penetration of our Digital Home Plans, the introduction of our I Like 9 promotion and an increase in direct sales. Capital expenditures under our Digital Home Plan promotion totaled approximately $338 million and $65.4 million for the years ended December 31, 2001 and 2000, respectively. While there can be no assurance, we expect per subscriber acquisition costs for the year ended December 31, 2002 to be consistent with per subscriber acquisition costs for the year ended December 31, 2001.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $378 million during the year ended December 31, 2001, an increase of $128 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased legal fees and personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during the years ended December 31, 2001 and 2000. While there can be no assurance, we expect G&A expenses as a percentage of total revenue to remain near current levels in future periods.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the years ended December 31, 2001 and 2000 we recognized $20 million and $51 million, respectively, under this performance-based plan. The remaining deferred compensation of $25 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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


                                                                DECEMBER 31,
                                                            2000           2001
                                                           -------       -------
                                                              (in thousands)
Customer service center and other ..................       $ 1,744       $ 1,767
Satellite and transmission .........................         3,061         1,115
General and administrative .........................        46,660        17,291
                                                           -------       -------
   Total non-cash, stock-based compensation ........       $51,465       $20,173
                                                           =======       =======

         Options to purchase an additional 9.7 million shares are outstanding as of December 31, 2001 and were granted at fair market value during 1999, 2000 and 2001 pursuant to a Long Term Incentive Plan. The weighted-average exercise price of these options is $9.04. Vesting of these options is contingent on meeting certain longer-term goals, which may be met upon the consummation of the proposed merger with Hughes. However, as the achievement of these goals cannot be reasonably predicted as of December 31, 2001, no compensation was recorded during 1999, 2000 and 2001 related to these long-term options. We will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. Such compensation, if recorded, could result in material non-cash stock-based compensation expense in our statements of operations.

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus total marketing expenses. Pre-marketing cash flow was $1.596 billion during the year ended December 31, 2001, an increase of $625 million or 64% compared to the same period in 2000. Pre-marketing cash flow in 2001 was adversely effected by a $30 million fourth quarter charge resulting from our News Corp. attorney fee arbitration. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the year ended December 31, 2001 compared to 36% during the same period in 2000. We believe that pre-marketing cash flow can be a helpful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to remain at approximately 40% during 2002.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and non-cash, stock-based compensation. EBITDA was $511 million during the year ended December 31, 2001, compared to negative $187 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the years ended December 31, 2001 and 2000 does not include approximately $20 million and $51 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $65.4 million and $338 million during 2000 and 2001, respectively. While there can be no assurance, we expect EBITDA to increase approximately 80% to 100% in 2002 compared to 2001. As previously discussed, to the extent we introduce new marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. See "Selected Financial Data - Note 2."

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $279 million during the year ended December 31, 2001, a $94 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets, including Digital Home Plan equipment, placed in service during late 2000 and 2001.

         Other Income and Expense. Other expense, net, totaled $426 million during the year ended December 31, 2001, an increase of $200 million compared to the same period in 2000. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000 and the issuance of our 5 3/4% Convertible Subordinated Notes in May 2001 and from net losses on marketable and non-marketable investment securities of approximately $110 million. This increase in interest expense was partially offset by an increase in interest income and capitalized interest during 2001.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

         Revenue. Total revenue for the year ended December 31, 2000 was $2.715 billion, an increase of $1.112 billion compared to total revenue for the year ended December 31, 1999 of $1.603 billion. The increase in total revenue was primarily attributable to DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $2.347 billion for the year ended December 31, 2000, an increase of $1.003 billion compared to the same period in 1999. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network added approximately 1.85 million net new subscribers for the year ended December 31, 2000, an increase of approximately 26% compared to approximately 1.47 million net subscriber additions during 1999. As of December 31, 2000, we had approximately 5.26 million DISH Network subscribers compared to approximately 3.4 million at December 31, 1999, an increase of 54%. Monthly average revenue per subscriber was approximately $45.33 during the year ended December 31, 2000 and approximately $42.71 during the same period in 1999. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, during May 2000, the increased availability of local channels by satellite together with the earlier successful introduction of our America's Top 150 programming package.

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

         Subscriber-related expenses totaled $970 million during the year ended December 31, 2000, an increase of $395 million compared to the same period in 1999. Such expenses represented 41% and 43% of subscription television services revenues during the years ended December 31, 2000 and 1999, respectively.

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

         Marketing Expenses. Marketing expenses totaled $1.159 billion during the year ended December 31, 2000, an increase of $432 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies - cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $139 million and $65 million during the years ended December 31, 2000 and 1999, respectively.

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

         Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the years ended December 31, 2000 and 1999 we recognized $51 million and $61 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

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

                                                                DECEMBER 31,
                                                            1999           2000
                                                           -------       -------
                                                              (in thousands)
Customer service center and other ..................       $ 4,328       $ 1,744
Satellite and transmission .........................         2,308         3,061
General and administrative .........................        54,424        46,660
                                                           -------       -------
   Total non-cash, stock-based compensation ........       $61,060       $51,465
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

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and non-cash, stock-based compensation. EBITDA was negative $187 million during the year ended December 31, 2000 compared to negative $173 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in DISH Network marketing expenses primarily resulting from increased subscriber additions. Our calculation of EBITDA for the years ended December 31, 2000 and 1999 does not include approximately $51 million and $61 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $65.4 million during 2000.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. See "Selected Financial Data - Note 2."

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

         Other Income and Expense. Other expense, net, totaled $226 million during the year ended December 31, 2000, an increase of $49 million compared to the same period in 1999. This increase resulted from our equity in the loss of affiliates, as well as an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes due 2007 in September 2000. This increase in interest expense was partially offset by an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

         Since inception, we have financed the development of our EchoStar DBS system, and the related commercial introduction of the DISH Network service, primarily through the sale of equity and debt securities and cash from operations. From May 1994 through December 31, 2001, we have raised total gross cash proceeds of approximately $249 million from the sale of our equity securities and as of December 31, 2001, we had approximately $5.7 billion of outstanding long-term debt (including current portion).

         As of December 31, 2001, our cash, cash equivalents and marketable investment securities totaled $2.952 billion, including $122 million of cash reserved for satellite insurance and approximately $1 million of restricted cash, compared to $1.550 billion, including $82 million of cash reserved for satellite insurance and $3 million of restricted cash, as of December 31, 2000. For the year ended December 31, 2001 and 2000, we reported net cash flows from operating activities of $489 million and negative $119 million, respectively. The $608 million increase in net cash flow from operating activities reflects, among other things, an increase in the number of DISH Network subscribers, increased penetration of our Digital Home Plan promotions, changes in working capital and higher average revenue per subscriber, resulting in recurring revenue which is large enough to support the cost of new and existing subscribers, though not yet adequate to fully support interest payments and other non-operating costs.

         Except with respect to the Hughes merger, if completed, we expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. We may, however, be required to raise additional capital in the future to meet these requirements. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future. Our ability to generate positive future operating and net cash flows is dependent upon our ability to continue to expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our ETC business. There can be no assurance that we will be successful in achieving our goals. The amount of capital required to fund our 2002 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition, including capitalized costs associated with our Digital Home Plan. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of continued general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

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

         As of December 31, 2001, we recorded unrealized gains of approximately $4 million as a separate component of stockholders' deficit. During the year ended December 31, 2001, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $70 million, and established a new cost basis for these securities This amount does not include realized gains of approximately $22 million on the sales of marketable investment securities. If the fair market value of our marketable securities portfolio does not remain at or above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

         We have made strategic equity investments in certain non-marketable investment securities, which we also evaluate on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As such, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. Certain of the companies in which we have investments cancelled their planned initial public offerings and have minimal cash on hand. The ability of certain of these entities to raise additional capital in the future is currently uncertain, and attempts to date have been unsuccessful. As a result of these and other factors, during the twelve months ended December 31, 2001, we have recorded cumulative charges to earnings of approximately $62 million to reduce the carrying values of certain of our non-marketable investment securities to their estimated fair values. If we become aware of any factors that indicate that the carrying value of certain of our non-marketable investment securities is impaired, we may be required to record an additional charge to earnings in future periods.

Deferred Tax Assets

         Net deferred tax assets of approximately $69 million and $67 million as of December 31, 2001 and 2000, respectively, have remained substantially unchanged on our balance sheet since 1996. Additional deferred tax assets of approximately $844 million generated since 1996 have been substantially offset by adjustments to our valuation allowance. We expect to generate taxable income in the future, but the timing and amount of that taxable income is uncertain and we do not believe the criteria for recognition of additional tax benefits are presently satisfied. We need to generate future taxable income of approximately $190 million to realize the benefit of the net deferred tax assets recognized and we continue to believe it is more likely than not that the assets we have recorded will be realized. We expect to adjust the valuation allowance in the future when the timing and amount of additional future taxable income becomes more certain. If it is determined at some point in the future that any or all of previously reserved deferred tax assets are more likely than not realizable, significant deferred income tax benefits will need to be recorded and such benefits may be material.

Internal Revenue Service Proposed Adjustment

         During 2001, the Internal Revenue Service conducted an audit of our consolidated federal income tax returns for the years 1997, 1998, and 1999. As a result of this review, the IRS' position is that certain subscriber acquisition costs deducted by us in those years should instead be capitalized and amortized over a period of five years. We do not agree with this proposed adjustment and have initiated an appeal of the agent's position. At this time, the ultimate resolution of this dispute is uncertain. If our arguments for deductibility are unsuccessful and we are required to capitalize and amortize these costs over five years, the federal net operating losses ("NOLs") available to us at December 31, 2001 could be reduced by as much as $1.7 billion. Such an outcome would not materially alter our ultimate tax obligations but could significantly accelerate the timing of when we would be required to begin making material current income tax payments. We would also incur a cumulative alternative minimum tax liability for the years 1998, 2000, and 2001 totaling approximately $7 million. Any reduction in NOLs and the resulting alternative minimum tax liability would be offset by corresponding deferred tax assets related to the unamortized capitalized cost and the future credit for the alternative minimum taxes paid which may be carried forward indefinitely. We intend to vigorously defend our position that we will be able to continue our current policy of deducting subscriber acquisition costs as incurred for tax purposes. However, as of December 31, 2001, the outcome is uncertain.

Subscriber Turnover

         Our percentage churn for the year ended December 31, 2001 increased compared to the same period during 2000. We believe that the increase resulted from the slowing economy, significant piracy of our competitor's products, stronger competition from digital cable and cable modems, bounty programs offered by competitors, our maturing subscriber base, and other factors. While there can be no assurance, we currently expect that our percentage churn during 2002 will be consistent with our percentage churn during 2001. We also expect that our churn will continue to be lower than satellite and cable industry averages. In addition, impacts from our litigation with the networks in Florida, new FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

         Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. While we currently believe we meet statutory "must carry" requirements, the FCC could interpret or implement its "must carry" rules in ways that may require us to decrease the number of markets where we provide local channels. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

Subscriber Acquisition Costs

         As previously described, we generally subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were approximately $395 per new subscriber activation during the year ended December 31, 2001. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan, totaling approximately $338 million in 2001, are not included in our calculation of these subscriber acquisition costs, which would be materially higher if we expensed rather than capitalized Digital Home Plan equipment costs. While there can be no assurance, we currently expect our per subscriber acquisition costs for the year ended December 31, 2002 to be consistent with per subscriber acquisition costs for the year ended December 31, 2001. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

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

Digital Home Plan

         Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD or DISH Latino Dos programming package for $36.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $50.99 to $60.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which through December 31, 2001, included the first months programming payment. For consumers who choose the Digital Home Plan with Dish PVR, which includes the use of one or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape, the consumer will incur a one-time set-up fee of $148.99. Our Digital Home Plan promotion requires us to capitalize and depreciate over four years equipment costs that would otherwise be expensed at the time of sale, but also results in increased capital expenditures. Capital expenditures under our Digital Home Plan promotion totaled approximately $338 million and $65.4 million for the years ended December 31, 2001 and 2000, respectively.

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

Intellectual Property

         Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we would be required to cease developing or marketing those products, to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. Material damage awards, including the potential for triple damages under patent laws, could also result. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. Certain of these parties have filed suit against us, including Gemstar, Starsight and Superguide, as previously described. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

         Certain Gemstar patents are currently being reviewed by the International Trade Commission. An adverse decision could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers.

Merger Obligations

Consummation of the Hughes merger and related transactions will require at least $7.025 billion of cash. At the time of signing of the merger agreement, we had approximately $1.5 billion of available cash on hand, and obtained $5.525 billion in bridge financing commitments for the Hughes merger and related transactions. These commitments have been reduced to $3.325 billion as a result of the sale of $700 million of 9 1/8% senior notes by EDBS and $1.5 billion of our series D preferred stock to Vivendi. Any other financings we complete prior to closing of the Hughes merger will generally further reduce the bridge financing commitments dollar-for-dollar. The remaining approximately $3.325 billion of required cash, is expected to come from new cash raised by us, Hughes or a subsidiary of Hughes on or prior to the closing of the merger through public or private debt or equity offerings, bank debt or a combination thereof. The amount of such cash that could be raised by us prior to completion of the Hughes merger is severely restricted. Our agreements with GM and Hughes prohibit us from raising any additional equity capital beyond the $1.5 billion Vivendi investment. The prohibition will likely continue for two years following completion of the Hughes merger, absent possible favorable IRS rulings or termination of the Hughes merger. Further, our agreements with GM and Hughes place substantial restrictions on our ability to raise additional debt prior to the closing of the Hughes merger.

         The Hughes merger agreement requires that we use commercially reasonable efforts to: 1) amend the indentures relating to certain of our debt instruments so that the Hughes merger and related transactions would not constitute a change of control requiring us to make an offer to repurchase those notes, 2) obtain additional committed financing, on terms reasonably satisfactory to Hughes, sufficient to refinance the notes outstanding under the indentures which we are unable to amend, or 3) present to Hughes a plan, taking into account prevailing market conditions for the relevant notes, designed so that at and after the effective time of the Hughes merger, the surviving corporation and its subsidiaries would not be in breach of their obligations under those indentures. These consent fees could be material, and our financing costs may increase significantly as a result of obtaining these consents or refinancing these notes.

         In consideration for the bridge financing commitments discussed above, we are obligated to the lenders for the following non-refundable fees whether or not the Hughes merger or PanAmSat acquisition are ever consummated:

         o Commitment Fees of 1% of the aggregate bridge financing commitments were paid by us to the lenders upon execution of the agreements relating to the Commitments. These fees, totaling approximately $55 million, were deferred and are being charged to interest expense as the bridge commitments are reduced. Approximately $7.4 million of deferred commitment fees were expensed upon issuance of the 9 1/8% Seven Year Notes by EDBS during December 2001. If the Hughes merger is not consummated, total remaining commitment fees will be written off. In the event that the bridge commitment is drawn, any commitment fees not previously expensed will be charged to interest expense in future periods.

         o Ticking fees of .50% per year on the aggregate remaining bridge financing commitments are payable quarterly, in arrears, until the closing of either the Hughes merger or the PanAmSat acquisition, or the termination or expiration of the agreements relating to the bridge commitments. These ticking fees will be expensed as incurred. As of December 31, 2001, we had expensed approximately $4.9 million in ticking fees.

Vivendi Equity Investment

         On January 22, 2002, a subsidiary of Vivendi acquired 5,760,479 shares of our series D convertible preferred stock for $1.5 billion, or approximately $260.40 per share. Each share of the series D preferred stock has the same economic (other than liquidation) and voting rights as ten shares of our class A common stock into which it is convertible and has a liquidation preference equal to approximately $260.40 per share. Immediately prior to consummation of the Hughes merger, or as described in our agreement with Vivendi if the Hughes merger is not consummated, the series D preferred stock will convert into shares of our class A common stock, which will then be exchanged for shares of class A common stock of the surviving corporation in the Hughes merger. The series D preferred stock is also convertible into shares of our class A common stock at any time at the option of the holder and automatically upon the occurrence of certain other specified events.

         In connection with the purchase of the series D convertible preferred stock, Vivendi also received contingent value rights, intended to provide protection against any downward price movements in our class A common stock to be issued upon conversion of the series D convertible preferred stock. The maximum payment under the rights is $225 million if the Hughes merger is completed and the price of our class A common stock falls below $26.04 per share on the date specified below, or $525 million if the Hughes merger is not completed and the price of our class A common stock falls below $26.04 per share on the date specified below. Any amount owing under these rights would be settled three years after completion of the Hughes merger, except in certain limited circumstances. In addition, if the Hughes merger is not consummated, these rights will be settled 30 months after the acquisition of Hughes' 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement. The contingent value rights will be recorded as of the date of consummation of the investment and will be periodically adjusted to the current settlement amount of the contingent value rights, based on the current price of the class A common stock, through a charge to retained earnings. Future non-cash charges or credits to retained earnings related to adjustments to the contingent value rights will impact our net income (loss) available to common shareholders.

         In addition, the conversion price for the series D convertible preferred stock was set at $26.04 upon execution of the investment agreement on December 14, 2001. However, the investment was not consummated until January 22, 2002, when the price of our class A common stock was $26.58. Since the price as of the date of consummation of the investment was above the set conversion price and since consummation of the investment was contingent on regulatory approval, the series D preferred stock was issued with a beneficial conversion feature. This feature requires the difference between the conversion price and the price as of the date of consummation to be recorded as a discount on the series D preferred stock. This discount of $0.54 per share will be charged to retained earnings as of the date of issuance of the series D preferred stock. Future non-cash charges to retained earnings related to the amortization of the series D preferred stock discount will have a negative impact on our net income (loss) available to common shareholders.

         The issuance costs related to the series D preferred stock will be recorded as a reduction of the carrying value of the series D preferred stock and corresponding contingent value rights and will be immediately charged to retained earnings upon issuance of the series D preferred common stock, which will have a negative impact on our net income (loss) available to common shareholders.

Obligations and Future Capital Requirements

         We have semi-annual cash debt service obligations for all of our outstanding long-term debt securities, as follows:


                                                               SEMI-ANNUAL PAYMENT         SEMI-ANNUAL DEBT
                                                                     DATES               SERVICE REQUIREMENTS
                                                              -----------------------    --------------------
  9 1/4% Senior Notes due 2006 ........................       February 1 and August 1       $17,343,750
  9 3/8% Senior Notes due 2009 ........................       February 1 and August 1        76,171,875
 10 3/8% Senior Notes due 2007 ........................        April 1 and October 1         51,875,000
  9 1/8% Senior Notes due 2009 ........................       January 15 and July 15         31,937,500
  4 7/8% Convertible Subordinated Notes due 2007  .....        January 1 and July 1          24,375,000
  5 3/4% Convertible Subordinated Notes due 2008  .....       May 15 and November 15         28,750,000

         Semi-annual debt service requirements related to our 5 3/4% Convertible Subordinated Notes due 2008 commenced on November 15, 2001. Semi-annual debt service requirements related to our 9 1/8% Senior Notes due 2009 will commence on July 15, 2002. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes.

         Future maturities of our outstanding long-term debt and operating lease obligations are summarized as follows (in thousands):

                                                                              DECEMBER 31,
                                --------------------------------------------------------------------------------------------------
                                  2002         2003         2004         2005          2006        THEREAFTER             TOTAL
                                --------     --------     --------     --------     ----------     ------------       ------------
9 1/4% Seven Year Notes .....   $     --     $     --     $     --     $     --     $  375,000     $                  $    375,000
9 3/8% Ten Year Notes .......         --           --           --           --             --        1,625,000          1,625,000
10 3/8% Seven Year Notes ....         --           --           --           --             --        1,000,000          1,000,000
9 1/8% Seven Year Notes .....         --           --           --           --             --          700,000            700,000
4 7/8% Convertible Notes ....         --           --           --           --             --        1,000,000          1,000,000
5 3/4% Convertible Notes ....         --           --           --           --             --        1,000,000          1,000,000
Mortgages and Other Notes
   Payable ..................     14,782        1,992          723          753            798            2,214             21,262
Operating leases ............     11,918       11,486        9,551        5,262          1,623            3,444             43,284
                                --------     --------     --------     --------     ----------     ------------       ------------
Total .......................   $ 26,700     $ 13,478     $ 10,274     $  6,015     $  377,421     $  5,330,658       $  5,764,546
                                ========     ========     ========     ========     ==========     ============       ============

         In the event of a change of control, as defined in each of the indentures related to our long-term debt, we will be required to make an offer to repurchase all or any part of each of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

         The indentures related to certain of EDBS' senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. In addition, the indenture related to EBC senior notes requires us to maintain satellite insurance on the lesser of half of our satellites or three of our satellites. EchoStar I through EchoStar IX are owned by a direct subsidiary of EBC. Insurance coverage is therefore required for at least three of our seven satellites currently in orbit. The launch and/or in-orbit insurance policies for EchoStar I, EchoStar II, EchoStar III, EchoStar V, EchoStar VI and EchoStar VII have expired. To date we have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS' and EBC's senior notes, we have reclassified an amount equal to the depreciated cost of three of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of December 31, 2001, cash reserved for satellite insurance totaled approximately $122 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts. If we lease or transfer ownership of EchoStar VII, EchoStar VIII or EchoStar IX to EDBS, which we are currently considering, we would need to reserve additional cash for the depreciated cost of additional satellites. The reserve would increase by approximately $60 million if one or two satellites are so leased or transferred, and by an additional material amount if a third satellite is leased or transferred. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

         We may not be able to obtain commercial insurance covering the launch and/or in-orbit operation of EchoStar VIII at rates acceptable to us and for the full amount necessary to construct, launch and insure a replacement satellite. In that event, we will be forced to self-insure all or a portion of the launch and/or in-orbit operation of EchoStar VIII. The manufacturer of EchoStar VIII is contractually obligated to use their reasonable best efforts to obtain commercial insurance for the launch and in-orbit operation of EchoStar VIII for a period of in-orbit operation to be determined and in an amount of up to $225 million. There is no guarantee that they or we will be able to obtain commercial insurance for the launch and in-orbit operation of EchoStar VIII at reasonable rates and for the full replacement cost of the satellite.

         We utilized $91 million of satellite vendor financing for our first four satellites. As of December 31, 2001, approximately $14 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. Those in orbit payments are contingent on the continued health of the satellites. The satellite vendor financings for both EchoStar III, EchoStar IV and EchoStar VII are secured by an ECC corporate guarantee.

         During 2002, we anticipate total capital expenditures of between $500-$750 million depending upon the strength of the economy and other factors. We expect approximately 25% of that amount to be utilized for satellite construction and approximately 75% for EchoStar receiver systems in connection with our Digital Home Plan and for general corporate expansion. These percentages, as well as the overall expenditures, could change depending on a variety of factors including Digital Home Plan penetration and the extent we contract for the construction of additional satellites.

         In addition to our DBS business plan, we have licenses, or applications pending with the FCC, for a two satellite FSS Ku-band satellite system and a two satellite FSS Ka-band satellite system. We will need to raise additional capital to complete construction of these satellites. We are currently funding the construction phase for two satellites. One of these satellites, EchoStar VIII, will be an advanced, high-powered DBS satellite. The second satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite.

         During November 2000, one of our wholly owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 degree orbital location. In February 2002, we increased our ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. In addition, we have made loans to VisionStar totaling approximately $4.6 million as of December 31, 2001. Pegasus Development Corporation filed a petition for reconsideration of the FCC's approval of that transaction. There can be no assurance that the FCC will not reconsider its approval or otherwise revoke VisionStar's license, rendering our investment worthless. Furthermore, VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 and the satellite to be operational by May 31, 2002. We will not complete construction or launch of the satellite by those dates and will have to ask for an extension. Failure to meet the milestones or receive an extension, of which there can be no assurance, will make the license invalid unless the milestones are extended by the FCC. In May 2001, the FCC already denied an earlier request by VisionStar to extend its milestones. In October 2001, upon granting the acquisition of VisionStar by us, the FCC conditioned the license transfer on our completion of construction of the satellite by April 2002, launching the satellite by May 2002, and reporting any change in the status of the spacecraft contract. In the future we may fund construction, launch and insurance of the satellite through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available.

         In the future we may fund construction, launch and insurance of additional satellites through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available. See " - Merger Obligations."

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

SECURITY RATINGS

         Our current credit ratings are B1 and B to B+ on our long-term senior notes, and Caa1 and B- with respect to our convertible subordinated notes, as rated by Moody's Investor Services and Standard and Poor's Rating Services, respectively. Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. With respect to Moody's, the B1 rating for senior debt indicates that the assurance of interest and principal payment and principal security over any long period of time is small. For S&P, the B ratings indicates the issuer is vulnerable to nonpayment of interest and principal obligations, but the issuer has the capacity to meet its financial commitments on the obligations. With respect to Moody's, the Caa1 rating for the convertible subordinated debt indicates that the security presents elements of significant risk with respect to principal or interest. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in
Item 14 of this Annual Report on Form 10-K, beginning on page F-10. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

o Subscriber Acquisition Costs. We generally expense as incurred the net cost of acquiring subscribers, other than costs capitalized under our Digital Home Plan promotion.

o Capitalized satellite receivers. Since we retain ownership of equipment issued pursuant to the Digital Home Plan promotion, we are required to capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale. Such capitalized costs are depreciated over a period of four years. If a Digital Home Plan subscriber disconnects from the service, the subscriber is required to return the leased equipment to us or be charged for the equipment. While we do not recover all of the equipment upon termination of service, EchoStar receivers that are recovered after de-activation of a Digital Home Plan subscriber are refurbished and re-deployed.

o Marketable and Non-Marketable Securities. See previous discussion of "Investment Securities."

o Asset Impairment. We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future net cash flows related to the asset. For those assets which are to be disposed of, the assets would be impaired to the extent the fair value does not exceed the book value. We consider relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of assets are recoverable.

o Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"), which is required to be adopted July 1, 2001. FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The application of FAS 141 has not had a material impact on our financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to apply all other provisions of FAS 142. We are currently evaluating the potential impact, if any, the adoption of FAS 142 will have on our financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. We are currently evaluating the potential impact, if any, the adoption of FAS 144 will have on our financial position and results of operation.

SEASONALITY

         Our revenues vary throughout the year. As is typical in the subscription television service industry, our first six months generally produce fewer new subscribers than the second half of the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of December 31, 2001, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $2.8 billion. Of that amount, a total of approximately $2.7 billion was invested in: (a) cash;
(b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At December 31, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of December 31, 2001 our marketable securities portfolio balance was approximately $2.8 billion with an average annual interest rate of approximately 3.2%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $9 million in annual interest income.

         We also invest in debt and equity of public and private companies for strategic and financial purposes. As of December 31, 2001, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $133 million. We acquired stock in one of those companies, OpenTV, in connection with establishment of a strategic relationship which did not involve the investment of cash by us. None of these investments accounted for more than 40% of the total fair value of the portfolio. We may make additional strategic and financial investments in other debt and equity securities in the future.

         The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $6.3 million. The fair value of our strategic debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $13.3 million decrease in the fair value of that portfolio.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

During the year ended December 31, 2001, we recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $70 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $22 million on the sales of marketable investment securities. In addition, we have recorded unrealized gains totaling approximately $4 million as of December 31, 2001. If the fair market value of our marketable securities portfolio does not remain at or above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record an additional charge to earnings in future periods equal to the amount of the decline in fair value.

         In addition to the $2.8 billion, we also have made strategic equity investments in certain non-marketable investment securities within the broadband industry including Wildblue Communications, StarBand Communications and VisionStar, Inc. Through December 31, 2001, we invested approximately $156 million in these non-marketable investment securities, including loans to VisionStar of approximately $4.6 million. The securities of these companies are not publicly traded. Our ability to create realizable value for our strategic investments in companies that are not public is dependent on the success of their business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. StarBand and Wildblue have cancelled their planned initial public stock offerings and have minimal cash on hand. StarBand has reduced its operations and Wildblue has suspended most of its operations. The ability of both of these entities to raise additional capital in the future is currently uncertain, and attempts to date have been unsuccessful. In addition, StarBand has significant vendor and bank obligations and their independent public accountants have expressed uncertainty as to their ability to continue as a going concern in the 2001 StarBand audit opinion. As a result of these factors, we have recorded cumulative impairment and equity-method charges of approximately $114 million to reduce the carrying values of these non-marketable investment securities to their estimated net realizable values, aggregating approximately $42 million as of December 31, 2001. Of the $114 million, approximately $64 million was recorded related to our equity in losses of StarBand ($29 million and $35 million during the years ended December 31, 2000 and 2001, respectively). The remaining $50 million represents impairment charges recorded during 2001 to reduce the carrying value of Wildblue to zero. If we become aware of any factors that indicate that the carrying values of any of our non-marketable investment securities are impaired, we will be required to record additional charges to earnings in future periods to reduce some or all of the remaining investment balances to their estimated net realizable values.

         As of December 31, 2001, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.6 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $233 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2001, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $46 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 26 of this report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, under the captions "Election of Directors" and "Equity Security Ownership," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2002, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:


     (1) Financial Statements                                                             PAGE
                                                                                          ----
         Report of Arthur Andersen LLP, Independent Public Accountants .................. F-2
         Report of Ernst & Young LLP, Independent Public Accountants .................... F-3
         Consolidated Balance Sheets at December 31, 2000 and 2001 ...................... F-4
         Consolidated Statements of Operations and Comprehensive Loss for the
           years ended December 31, 1999, 2000 and 2001 ................................. F-5
         Consolidated Statements of Changes in Stockholders' Deficit for the
           years ended December 31, 1999, 2000 and 2001 ................................. F-6
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 2000 and 2001 ............................................. F-7
         Notes to Consolidated Financial Statements ..................................... F-8

     (2) Financial Statement Schedules

           None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits

     3.1(a)+   Amended and Restated Articles of Incorporation of EchoStar.

     3.1(b)* Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K, dated January 23, 2002, of EchoStar, Commission File No. 0-26176).

     3.2(a)* Articles of Incorporation of EchoStar Broadband Corporation ("EBC") (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-4 of EBC, Registration No. 333-52756).

     3.2(b)* Bylaws of EBC (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-4 of EBC, Registration No. 333-52756).

     3.3(a)* Articles of Incorporation of EchoStar DBS Corporation ("DBS Corp.") (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

     3.3(b)* Bylaws of DBS Corp. (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

     4.1* Warrant Agreement between EchoStar and First Trust, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-76450).

     4.2* Security Agreement in favor of First Trust, as trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-76450).

     4.3* Escrow and Disbursement Agreement between Dish Ltd. and First Trust (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

     4.4* Pledge Agreement in favor of First Trust, as trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-76450).

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

     4.7* Indenture of Trust, relating to DBS Corp.'s 9 1/4% Senior Notes due 2006 ("Seven Year Notes"), dated as of January 25, 1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank Trust National Association ("U.S. Bank"), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

     4.8* Indenture of Trust, relating to DBS Corp.'s 9 3/8% Senior Notes due 2009 ("Ten Year Notes"), dated as of January 25, 1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

     4.9* Registration Rights Agreement, relating to the Seven Year Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

     4.10* Registration Rights Agreement, relating to the Ten Year Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-71345).

     4.11* Indenture relating to 4 7/8% Convertible Subordinated Notes due 2007, dated as of December 8, 1999, between EchoStar Communications Corporation and U.S. Bank Trust National Association, as trustee, (incorporated by reference to Exhibit
               4.1 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

     4.12* Registration Rights Agreement, relating to the 47/8 % Convertible Subordinated Notes Due 2007, dated as of December 8, 1999, by and among EchoStar Communications Corporation and the initial purchasers (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

     4.13* Indenture relating to 10 3/8% Senior Notes due 2007, dated as of September 25, 2000, between EchoStar Broadband Corporation and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

     4.14* Registration Rights Agreement dated as of September 25, 2000, by and among EchoStar Broadband Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Banc of America Securities LLC, Credit Suisse First Boston Corporation and ING Barings LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

     4.15* Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar Communications Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

     4.16* Registration Rights Agreement, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001, by and between EchoStar Communications Corporation and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

     4.17+ Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EchoStar DBS Corporation and U.S. Bank Trust National Association, as Trustee.

     4.18+ Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EchoStar DBS Corporation and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC.

     4.19+ Certificate of Withdrawal Withdrawing the Series A, Series B and Series C Preferred Stock Designations of EchoStar.

     4.20+ Series D Mandatorily Convertible Participating Preferred Stock Certificate of Designation of EchoStar.

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

     10.14* Purchase Agreement, dated November 30, 1998, by and among American Sky Broadcasting, LLC ("ASkyB"), The News Corporation Limited ("News Corporation"), MCI Telecommunications Corporation and EchoStar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by EchoStar on December 1, 1998, Commission File No. 0-26176).

     10.15* Voting Agreement, dated November 30, 1998, among EchoStar, AskyB, News Corporation and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of December 1, 1998, Commission File No. 0-26176).

     10.16* Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

     10.17* First Amendment, dated June 23, 1999, to the Purchase Agreement dated November 30, 1998, by and among American Sky Broadcasting, LLC, The News Corporation Limited, MCI Telecommunications Corporation, and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

     10.18* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI Telecommunications Corporation, American Sky Broadcasting, LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

     10.19* Satellite Construction Contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

     10.20* Satellite Construction Contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

     10.21* Satellite Construction Contract dated as of February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

     10.22* Agreement dated as of February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

     10.23* Contract for Launch Services, dated January 31, 2001, between Lockheed Martin's International Launch Services and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2001, Commission File No.0-26176).

     10.24* Modification Nos. 1-7 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated January 27, 2000, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

     10.25* Amended and Restated Contract dated February 1, 2001, between EchoStar Orbital Corporation and Space Systems/Loral, Inc., EchoStar VIII Satellite Program (110 degree West Longitude) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

     10.26* Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc., EchoStar IX Satellite Program (121 degree West Longitude) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

     10.27* Agreement and Plan of Merger, dated October 28, 2001, by and between EchoStar and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of EchoStar, filed as of October 31, 2001, Commission File No. 0-26176).

     10.28* Implementation Agreement, dated October 28, 2001, by and among General Motors Corporation, Hughes Electronics Corporation and EchoStar (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar, filed as of October 31, 2001, Commission File No. 0-26176).

     10.29* Stock Purchase Agreement, dated October 28, 2001, among EchoStar, Hughes Electronics Corporation, Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc. and Hughes Communications Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of EchoStar, filed as of October 31, 2001, Commission File No. 0-26176).

     10.30* Separation Agreement, dated October 28, 2001, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of EchoStar, filed as of October 31, 2001, Commission File No. 0-26176).

     10.31* Investment Agreement, dated December 14, 2001, between EchoStar and Vivendi Universal, S.A., and exhibits (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of EchoStar, filed as of December 20, 2001, Commission File No. 0-26176).

     10.32* Stockholder Voting Agreement, dated December 14, 2001, by and among Charles W. Ergen, The Samburu Warrior Revocable Trust and Vivendi Universal, S.A. (incorporated by reference to Exhibit
               99.2 to the Current Report on Form 8-K of EchoStar, filed as of December 20, 2001, Commission File No. 0-26176).

     10.33+ Modification No. 8 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated October 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation.

     10.34+ Modification No. 9 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated October 16, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation.

     10.35+ Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001.

     10.36+ Modification No. 10 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated December 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation.

     21+       Subsidiaries of EchoStar Communications Corporation.

     23.1+     Consent of Arthur Andersen LLP, Independent Public Accountants

     23.2+     Consent of Ernst & Young LLP, Independent Public Accountants

     24.1+     Powers of Attorney authorizing signature of Cantey Ergen, Raymond
               L. Friedlob, O. Nolan Daines, Peter A. Dea and Jean-Marie
               Messier.
----------

*   Incorporated by reference.

**  Constitutes a management contract or compensatory plan or arrangement.

+   Filed herewith.


 (b) Reports on Form 8-K

         On October 29, 2001, we filed a Current Report on Form 8-K to report that on October 28, 2001, General Motors Corporation and its subsidiary Hughes Electronics, together with us, announced the signing of definitive agreements that provide for the spin-off of Hughes from GM and the merger of Hughes with us.

         On October 31, 2001, we filed a Current Report on Form 8-K to file our amended and restated Bylaws and certain definitive agreements entered into in connection with the announcement of the merger of Hughes with us.

         On November 13, 2001, we filed a current report on Form 8-K to report that: 1) at least $5.525 billion of total financing is expected to be required in connection with the merger of Hughes with EchoStar, which we intend to fund in the capital markets through equity offerings, debt offerings, bank debt or a combination thereof and through privately negotiated transactions; 2) we have obtained $2.7625 billion bridge commitments from each of Deutsche Bank and Credit Suisse First Boston, which in certain circumstances may be drawn down in the event we are unable to raise the full $5.525 billion in the capital markets; and 3) we have paid, as compensation for extension of the bridge commitments, a total of approximately $55 million to Deutsche Bank and Credit Suisse First Boston.

         On December 14, 2001, we filed a Current Report on Form 8-K to announce: 1) a proposed $1.5 billion investment by Vivendi Universal and the formation of a strategic alliance to offer new programming and interactive television services to consumers; 2) that our EDBS subsidiary offered $700 million aggregate principal amount of Senior Notes due 2009, in accordance with Securities and Exchange Commission Rule 144A; 3) the expected offer to exchange approximately $1 billion of EBC 10 3/8% Senior Notes due 2007 for substantially identical notes of EDBS, and 3) that the earliest scheduled launch of EchoStar VII was the first quarter of 2002 (subject to FCC approval).

         On December 20, 2001, we filed a Current Report on Form 8-K: 1) to report that on December 14, 2001, Vivendi Universal, S.A., us and certain of our stockholders entered into definitive agreements in connection with the announcement of a proposed $1.5 billion investment by Vivendi Universal in us and the formation of a strategic alliance with us to offer new programming and interactive television services to consumers; and 2) to file certain definitive agreements entered into in connection with the announcement of the Vivendi Universal investment and formation of a strategic alliance with EchoStar.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ECHOSTAR COMMUNICATIONS CORPORATION

                        By: /s/ Michael R. McDonnell
                           ----------------------------------------------------
                              Michael R. McDonnell
                              Senior Vice President and Chief Financial Officer

Date:  February 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:


Signature                           Title                                                 Date
---------                           -----                                                 ----
/s/ Charles W. Ergen                Chief Executive Officer and Chairman                  February 28, 2002
------------------------            (Principal Executive Officer)
Charles W. Ergen

/s/ Michael R. McDonnell            Senior Vice President and Chief Financial Officer     February 28, 2002
------------------------            (Principal Financial Officer)
Michael R. McDonnell

/s/ James DeFranco                  Director                                              February 28, 2002
------------------------
James DeFranco

/s/ David K. Moskowitz              Director                                              February 28, 2002
------------------------
David K. Moskowitz

*                                   Director                                              February 28, 2002
------------------------
Cantey Ergen

*                                   Director                                              February 28, 2002
------------------------
Raymond L. Friedlob

*                                   Director                                              February 28, 2002
------------------------
O. Nolan Daines

*                                   Director                                              February 28, 2002
------------------------
Peter A. Dea

*                                   Director                                              February 28, 2002
------------------------
Jean-Marie Messier


* By: /s/ David K. Moskowitz
     -----------------------
          David K. Moskowitz
          Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                         PAGE
                                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Arthur Andersen LLP, Independent Public Accountants.......................   F-2
   Report of Ernst & Young LLP, Independent Public Accountants.........................   F-3
   Consolidated Balance Sheets at December 31, 2000 and 2001...........................   F-4
   Consolidated Statements of Operations and Comprehensive Loss for the
      years ended December 31, 1999, 2000 and 2001.....................................   F-5
   Consolidated Statements of Changes in Stockholders' Deficit for the
      years ended December 31, 1999, 2000 and 2001.....................................   F-6
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 2000 and 2001.................................................   F-7
   Notes to Consolidated Financial Statements..........................................   F-8

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To EchoStar Communications Corporation:

         We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation (a Nevada corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of StarBand Communications Inc., the investment in which is reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2001 using the equity method of accounting. The investment in StarBand Communications Inc. represents approximately 0.6% percent of total assets as of December 31, 2001, and the equity in its net losses represents approximately 16.7% percent of net loss for the year ended December 31, 2001. The financial statements of StarBand Communications Inc. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for StarBand Communications Inc., is based solely on the report of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP





Denver, Colorado,
February 27, 2002.

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
StarBand Communications Inc.

         We have audited the balance sheet of StarBand Communications Inc. (the Company), as of December 31, 2001, and the related statements of operations, stockholders' deficit, mandatorily redeemable convertible preferred stock, and cash flows for the year ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StarBand Communications Inc., at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses of $205.6 million and net cash used in operating activities of $98.6 million during the year ended December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                ERNST & YOUNG LLP

McLean, Virginia
February 7, 2002

                       ECHOSTAR COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                                                  DECEMBER 31,
                                                                         ------------------------------
                                                                            2000                2001
                                                                         -----------        -----------
ASSETS
Current Assets:
   Cash and cash equivalents .....................................       $   856,818        $ 1,677,889
   Marketable investment securities ..............................           607,357          1,150,408
   Trade accounts receivable, net of allowance for uncollectible
     accounts of $31,241 and $22,770, respectively ...............           278,614            318,128
   Insurance receivable ..........................................           106,000            106,000
   Inventories ...................................................           161,161            190,747
   Other current assets ..........................................            50,656             68,795
                                                                         -----------        -----------
Total current assets .............................................         2,060,606          3,511,967
Restricted cash ..................................................             3,000              1,288
Cash reserved for satellite insurance (Note 3) ...................            82,393            122,068
Property and equipment, net ......................................         1,511,303          1,904,012
FCC authorizations, net ..........................................           709,984            696,409
Other noncurrent assets ..........................................           269,549            283,942
                                                                         -----------        -----------
     Total assets ................................................       $ 4,636,835        $ 6,519,686
                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Trade accounts payable ........................................       $   226,568        $   254,868
   Deferred revenue ..............................................           283,895            359,424
   Accrued expenses ..............................................           691,482            859,293
   Current portion of long-term debt .............................            21,132             14,782
                                                                         -----------        -----------
Total current liabilities ........................................         1,223,077          1,488,367

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes .......................................           375,000            375,000
   9 3/8% Ten Year Notes .........................................         1,625,000          1,625,000
   10 3/8% Seven Year Notes ......................................         1,000,000          1,000,000
   9 1/8% Seven Year Notes .......................................                --            700,000
   4 7/8%  Convertible Notes .....................................         1,000,000          1,000,000
   5 3/4% Convertible Notes ......................................                --          1,000,000
   Mortgages and other notes payable, net of current portion .....            14,812              6,480
   Long-term deferred distribution and carriage revenue and other
     long-term liabilities .......................................            56,329            102,611
                                                                         -----------        -----------
Total long-term obligations, net of current portion ..............         4,071,141          5,809,091
                                                                         -----------        -----------
     Total liabilities ...........................................         5,294,218          7,297,458

Commitments and Contingencies (Note 9)

Stockholders' Deficit:
   6 3/4% Series C Cumulative Convertible Preferred Stock, 218,951
     and 0 shares issued and outstanding, respectively ...........            10,948                 --
   Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 235,749,557 and 241,015,004 shares issued and
     outstanding, respectively ...................................             2,357              2,410
   Class B Common Stock, $.01 par value, 800,000,000 shares
     authorized, 238,435,208 shares issued and outstanding .......             2,384              2,384
   Class C Common Stock, $.01 par value, 800,000,000 shares
     authorized, none outstanding ................................                --                 --
   Additional paid-in capital ....................................         1,700,367          1,709,797
   Deferred stock-based compensation .............................           (58,193)           (25,456)
   Accumulated other comprehensive income (loss) .................           (60,580)             3,594
   Accumulated deficit ...........................................        (2,254,666)        (2,470,501)
                                                                         -----------        -----------
Total stockholders' deficit ......................................          (657,383)          (777,772)
                                                                         -----------        -----------
     Total liabilities and stockholders' deficit .................       $ 4,636,835        $ 6,519,686
                                                                         ===========        ===========

          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                        1999               2000               2001
                                                                    -----------        -----------        -----------
REVENUE:
   DISH Network:
     Subscription television services .......................       $ 1,344,136        $ 2,346,700        $ 3,588,441
     Other ..................................................             8,467              5,537             17,283
                                                                    -----------        -----------        -----------
   Total DISH Network .......................................         1,352,603          2,352,237          3,605,724
   DTH equipment sales and integration services .............           184,041            259,830            271,242
   Other ....................................................            66,197            103,153            124,172
                                                                    -----------        -----------        -----------
Total revenue ...............................................         1,602,841          2,715,220          4,001,138

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ............................           574,828            970,374          1,433,245
     Customer service center and other ......................           117,249            250,704            284,868
     Satellite and transmission .............................            40,598             44,367             39,637
                                                                    -----------        -----------        -----------
   Total DISH Network operating expenses ....................           732,675          1,265,445          1,757,750
   Cost of sales - DTH equipment and integration services ...           148,427            194,963            188,039
   Cost of sales - other ....................................            17,084             32,992             81,974
   Marketing:
     Subscriber promotion subsidies - cost of sales
      (exclusive of depreciation included below) ............           478,122            747,020            459,909
     Subscriber promotion subsidies - other .................           184,238            273,080            477,903
     Advertising and other ..................................            64,701            138,540            146,563
                                                                    -----------        -----------        -----------
   Total marketing expenses .................................           727,061          1,158,640          1,084,375
   General and administrative ...............................           150,397            250,425            377,873
   Non-cash, stock-based compensation .......................            61,060             51,465             20,173
   Depreciation and amortization ............................           113,228            185,356            278,652
                                                                    -----------        -----------        -----------
Total costs and expenses ....................................         1,949,932          3,139,286          3,788,836
                                                                    -----------        -----------        -----------

Operating income (loss) .....................................          (347,091)          (424,066)           212,302

Other income (Expense):
   Interest income ..........................................            26,179             79,733             97,671
   Interest expense, net of amounts capitalized .............          (201,613)          (267,990)          (371,365)
   Other ....................................................            (1,169)           (37,448)          (152,652)
                                                                    -----------        -----------        -----------
Total other income (expense) ................................          (176,603)          (225,705)          (426,346)
                                                                    -----------        -----------        -----------

Loss before income taxes ....................................          (523,694)          (649,771)          (214,044)
Income tax provision, net ...................................              (154)              (555)            (1,454)
                                                                    -----------        -----------        -----------
Loss before extraordinary charges ...........................          (523,848)          (650,326)          (215,498)
Extraordinary charge for early retirement of debt, net of tax          (268,999)                --                 --
                                                                    -----------        -----------        -----------
Net loss ....................................................       $  (792,847)       $  (650,326)       $  (215,498)
                                                                    ===========        ===========        ===========

Change in unrealized loss on available-for-sale securities,
   net of tax ...............................................                --            (60,580)            (5,697)
Reclassification adjustment for impairment losses on
   available-for-sale securities included in net loss .......                --                 --             69,871
                                                                    -----------        -----------        -----------
Comprehensive loss ..........................................       $  (792,847)       $  (710,906)       $  (151,324)
                                                                    ===========        ===========        ===========
Net loss attributable to common shareholders (Note 2) .......       $  (800,100)       $  (651,472)       $  (215,835)
                                                                    ===========        ===========        ===========

Weighted-average common shares outstanding ..................           416,476            471,023            477,172
                                                                    ===========        ===========        ===========
Basic and diluted loss per common share .....................       $     (1.92)       $     (1.38)       $     (0.45)
                                                                    ===========        ===========        ===========

          See accompanying Notes to Consolidated Financial Statements.

                      ECHOSTAR COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    (In thousands, except per share amounts)





                                                                                                                         DEFERRED
                                                                                                                          STOCK-
                                                          COMMON STOCK              SERIES A          SERIES C            BASED
                                                     ------------------------       PREFERRED        PREFERRED            COMPEN-
                                                     SHARES           AMT.            STOCK            STOCK              SATION
                                                     -------       -----------     -----------      -----------        -----------
Balance, December 31, 1998 ...................       360,976       $     3,609     $    20,807      $   108,666        $        --
   Series A Preferred Stock dividends (at
     $0.75 per share) ........................            --                --             124               --                 --
   Retirement of Series A Preferred Stock ....            --                --         (20,931)              --                 --
   Series B Preferred Stock dividends payable
     in-kind .................................            --                --              --               --                 --
   Accretion of Series C Preferred Stock .....            --                --              --            6,335                 --
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ........            --                --              --               --                 --
   Conversion of Series C Preferred Stock ....        22,832               228              --          (69,567)                --
   Proceeds from Series C Preferred Stock
     deposit account .........................            46                --              --               --                 --
   Issuance of Class A Common Stock:
     Acquisition of Media(4) .................         1,376                14              --               --                 --
     News Corporation and MCI transaction ....        68,824               688              --               --                 --
     Exercise of stock options ...............         3,868                39              --               --                 --
     Employee benefits .......................           556                 6              --               --                 --
     Employee Stock Purchase Plan ............            44                --              --               --                 --
   Deferred stock-based compensation .........            --                --              --               --           (178,840)
   Deferred stock-based compensation
     recognized ..............................            --                --              --               --             61,060
   Net loss ..................................            --                --              --               --                 --
                                                     -------       -----------     -----------      -----------        -----------
Balance, December 31, 1999 ...................       458,522             4,584              --           45,434           (117,780)
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ........            --                --              --               --                 --
   Conversion of Series C Preferred Stock ....        11,320               113              --          (34,486)                --
   Issuance of Class A Common Stock:
     Acquisition of Kelly Broadcasting Systems           510                 5              --               --                 --
     Exercise of stock options ...............         3,593                36              --               --                 --
     Employee benefits .......................           182                 2              --               --                 --
     Employee Stock Purchase Plan ............            58                 1              --               --                 --
   Forfeitures of deferred non-cash,
     stock-based compensation ................            --                --              --               --              6,730
   Deferred stock-based compensation
     recognized ..............................            --                --              --               --             52,857
   Unrealized holding losses on
     available-for-sale securities, net ......            --                --              --               --                 --
   Net loss ..................................            --                --              --               --                 --
                                                     -------       -----------     -----------      -----------        -----------
Balance, December 31, 2000 ...................       474,185             4,741              --           10,948            (58,193)
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ........            --                --              --               --                 --
   Conversion and redemption of Series C
     Preferred Stock .........................         3,592                36              --          (10,948)                --
   Issuance of Class A Common Stock: .........            --
     Exercise of stock options ...............         1,555                16              --               --                 --
     Employee benefits .......................            39                --              --               --                 --
     Employee Stock Purchase Plan ............            80                 1              --               --                 --
   Forfeitures of deferred non-cash,
     stock-based compensation ................            --                --              --               --              5,143
   Deferred stock-based compensation
     recognized ..............................            --                --              --               --             27,594
   Change in unrealized holding gains
     (losses) on available-for-sale
     securities, net .........................            --                --              --               --                 --
   Net loss ..................................            --                --              --               --                 --
                                                     -------       -----------     -----------      -----------        -----------
Balance, December 31, 2001 ...................       479,451       $     4,794     $        --      $        --        $   (25,456)
                                                     =======       ===========     ===========      ===========        ===========


                                                                              ACCUMULATED
                                                                              DEFICIT AND
                                                            ADDITIONAL        UNREALIZED
                                                             PAID-IN          HOLDING GAINS
                                                             CAPITAL            (LOSSES)            TOTAL
                                                           -----------        -------------      -----------
Balance, December 31, 1998 ...................             $   228,471        $  (733,093)       $  (371,540)
   Series A Preferred Stock dividends (at
     $0.75 per share) ........................                      --               (124)                --
   Retirement of Series A Preferred Stock ....                      --            (70,003)           (90,934)
   Series B Preferred Stock dividends payable
     in-kind .................................                      --               (241)              (241)
   Accretion of Series C Preferred Stock .....                      --             (6,335)                --
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ........                      --               (553)              (553)
   Conversion of Series C Preferred Stock ....                  69,339                 --                 --
   Proceeds from Series C Preferred Stock
     deposit account .........................                     953                  2                955
   Issuance of Class A Common Stock:
     Acquisition of Media(4) .................                   9,593                 --              9,607
     News Corporation and MCI transaction ....               1,123,632                 --          1,124,320
     Exercise of stock options ...............                   7,125                 --              7,164
     Employee benefits .......................                   3,789                 --              3,795
     Employee Stock Purchase Plan ............                     796                 --                796
   Deferred stock-based compensation .........                 178,840                 --                 --
   Deferred stock-based compensation
     recognized ..............................                      --                 --             61,060
   Net loss ..................................                      --           (792,847)          (792,847)
                                                           -----------        -----------        -----------
Balance, December 31, 1999 ...................               1,622,538         (1,603,194)           (48,418)
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ........                      --             (1,146)            (1,146)
   Conversion of Series C Preferred Stock ....                  34,373                 --                 --
   Issuance of Class A Common Stock:
     Acquisition of Kelly Broadcasting Systems                  31,551                 --             31,556
     Exercise of stock options ...............                  10,973                 --             11,009
     Employee benefits .......................                   7,282                 --              7,284
     Employee Stock Purchase Plan ............                   1,722                 --              1,723
   Forfeitures of deferred non-cash,
     stock-based compensation ................                  (8,072)                --             (1,342)
   Deferred stock-based compensation
     recognized ..............................                      --                 --             52,857
   Unrealized holding losses on
     available-for-sale securities, net ......                      --            (60,580)           (60,580)
   Net loss ..................................                      --           (650,326)          (650,326)
                                                           -----------        -----------        -----------
Balance, December 31, 2000 ...................               1,700,367         (2,315,246)          (657,383)
   Series C Preferred Stock dividends (at
     $0.84375 per share, per quarter) ........                      --               (337)              (337)
   Conversion and redemption of Series C
     Preferred Stock .........................                  10,909                 --                 (3)
   Issuance of Class A Common Stock: .........
     Exercise of stock options ...............                   8,040                 --              8,056
     Employee benefits .......................                   1,173                 --              1,173
     Employee Stock Purchase Plan ............                   1,872                 --              1,873
   Forfeitures of deferred non-cash,
     stock-based compensation ................                 (12,564)                --             (7,421)
   Deferred stock-based compensation
     recognized ..............................                      --                 --             27,594
   Change in unrealized holding gains
     (losses) on available-for-sale
     securities, net .........................                      --             64,174             64,174
   Net loss ..................................                      --           (215,498)          (215,498)
                                                           -----------        -----------        -----------
Balance, December 31, 2001 ...................             $ 1,709,797        $(2,466,907)       $  (777,772)
                                                           ===========        ===========        ===========

          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------------------
                                                                                     1999              2000             2001
                                                                                  -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................................    $  (792,847)     $  (650,326)     $  (215,498)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt .........................        268,999               --               --
   Equity in losses of affiliates ............................................             --           29,115           34,908
   Loss on impairment of satellite (Note 3) ..................................         13,741               --               --
   Realized and unrealized loss (gain) on investments ........................        (24,439)           3,039          110,458
   Deferred stock-based compensation recognized ..............................         61,060           51,465           20,173
   Depreciation and amortization .............................................        113,228          185,356          278,652
   Amortization of debt discount and deferred financing costs ................         13,678            6,506            9,189
   Change in long-term deferred satellite services revenue and other long-term
      liabilities ............................................................         10,173           37,236           46,282
   Other, net ................................................................            447           17,819           36,179
   Changes in current assets and current liabilities:
     Trade accounts receivable, net ..........................................        (52,452)        (111,898)         (39,514)
     Inventories .............................................................        (45,688)         (41,851)         (25,247)
     Other current assets ....................................................         (4,091)          (8,296)          (8,316)
     Trade accounts payable ..................................................        103,400           27,250           28,233
     Deferred revenue ........................................................         48,549          100,776           75,529
     Accrued expenses ........................................................        227,729          235,132          138,455
                                                                                  -----------      -----------      -----------
Net cash flows from operating activities .....................................        (58,513)        (118,677)         489,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ................................       (541,401)      (1,363,884)      (2,549,179)
Sales of marketable investment securities ....................................        434,517        1,041,784        2,023,268
Cash reserved for satellite insurance (Note 3) ...............................             --          (82,393)         (59,488)
Change in cash reserved for satellite insurance due to depreciation on related
      satellites (Note 3) ....................................................             --               --           19,813
Funds released from escrow and restricted cash and marketable investment
      securities .............................................................         80,585               --            1,712
Purchases of property and equipment ..........................................        (91,152)        (331,401)        (637,457)
Advances and payments under in-orbit satellite contract ......................         67,804          (48,894)          (8,441)
Capitalized merger-related costs .............................................             --               --          (17,830)
Investment in Wildblue Communications ........................................             --          (50,000)              --
Investment in SONICblue (fka Replay TV) ......................................             --          (10,000)              --
Investment in StarBand Communications ........................................             --          (50,045)         (50,000)
Other ........................................................................        (13,179)         (17,124)          (1,517)
                                                                                  -----------      -----------      -----------
Net cash flows from investing activities .....................................        (62,826)        (911,957)      (1,279,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 9 1/4% Seven Year Notes ............................        375,000               --               --
Proceeds from issuance of 9 3/8% Ten Year Notes ..............................      1,625,000               --               --
Proceeds from issuance of 10 3/8% Seven Year Notes ...........................             --        1,000,000               --
Proceeds from issuance of 9 1/8% Seven Year Notes ............................             --               --          700,000
Proceeds from issuance of 4 7/8% Convertible Notes ...........................      1,000,000               --               --
Proceeds from issuance of 5 3/4% Convertible Notes ...........................             --               --        1,000,000
Debt issuance costs and prepayment premiums ..................................       (293,987)          (9,645)         (29,450)
Deferred bridge loan financing costs .........................................             --               --          (55,250)
Retirement of 1994 Notes .....................................................       (575,674)              --               --
Retirement of 1996 Notes .....................................................       (501,350)              --               --
Retirement of 1997 Notes .....................................................       (378,110)              --               --
Retirement of Senior Exchange Notes ..........................................       (228,528)              --               --
Redemption of Series A Preferred Stock .......................................        (90,934)              --               --
Repayments of mortgage indebtedness and other notes payable ..................        (22,201)         (17,668)         (14,182)
Net proceeds from Class A Common Stock options exercised and Class A Common
   Stock issued for Employee Stock Purchase Plan .............................          7,960           12,732            9,929
Other ........................................................................          2,915           (3,266)            (340)
                                                                                  -----------      -----------      -----------
Net cash flows from financing activities .....................................        920,091          982,153        1,610,707
                                                                                  -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents .........................        798,752          (48,481)         821,071
Cash and cash equivalents, beginning of year .................................        106,547          905,299          856,818
                                                                                  -----------      -----------      -----------
Cash and cash equivalents, end of year .......................................    $   905,299      $   856,818      $ 1,677,889
                                                                                  ===========      ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

    The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include two interrelated business units:

    o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. and

    o EchoStar Technologies Corporation ("ETC") - engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems") and the design, development and distribution of similar equipment for international satellite service providers.

         Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, seven DBS satellites ("EchoStar I" through "EchoStar VII"), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Recent Developments

         On October 28, 2001, EchoStar signed definitive agreements with Hughes Electronics Corporation ("Hughes"), and General Motors ("GM"), which is Hughes' parent corporation, relating to EchoStar's merger with Hughes in a stock-for-stock transaction.

         The surviving corporation in the merger will carry EchoStar's name and will provide DBS services in the United States and Latin America, primarily under the DIRECTV brand name, global fixed satellite services and other broadband communication services. The merger is subject to the prior separation of Hughes from GM by way of a recapitalization of Hughes and split-off of Hughes from GM and other conditions and risks.

         Consummation of the Hughes merger and related transactions will require at least $7.025 billion of cash. At the time of signing of the merger agreement, EchoStar had approximately $1.5 billion of available cash on hand, and obtained $5.525 billion in bridge financing commitments for Hughes merger and related transactions. These commitments have been reduced to $3.325 billion as a result of the sale of $700 million of 9 1/8% senior notes by EDBS and $1.5 billion of our series D preferred stock to Vivendi. Any other financings EchoStar completes prior to closing of the Hughes merger will generally further reduce the bridge financing commitments dollar-for-dollar. The remaining approximately $3.325 billion of required cash, is expected to come from new cash raised by EchoStar, Hughes or a subsidiary of Hughes on or prior to the closing of the merger through public or private debt or equity offerings, bank debt or a combination thereof. The amount of such cash that could be raised by EchoStar prior to completion of the Hughes merger is severely restricted. EchoStar's agreements with GM and Hughes prohibit it from raising any additional equity capital beyond the $1.5 billion Vivendi investment. The prohibition will likely continue for two years following completion of the Hughes merger, absent possible favorable IRS rulings or terminations of the Hughes merger. Further, EchoStar's agreements with GM and Hughes place substantial restrictions on EchoStar's ability to raise additional debt prior to the closing of the Hughes merger.

         If Hughes cannot complete the merger with EchoStar, EchoStar may be required to purchase Hughes' 81% interest in PanAmSat, merge with PanAmSat or make a tender offer for all of PanAmSat's shares and may also be required to pay a $600 million termination fee to Hughes. If EchoStar purchases the Hughes interest in PanAmSat rather than undertaking the merger or the tender offer, EchoStar must make offers for all PanAmSat shares that remain outstanding. EchoStar expects that its acquisition of Hughes' interest in PanAmSat, which is at a price of $22.47 per share, together with its assumed purchase of the remaining outstanding PanAmSat shares and payment of the termination fee to Hughes would require at least $3.4 billion of cash and approximately $600 million of EchoStar's class A common stock. EchoStar expects that it would meet this cash requirement by utilizing a portion of cash on hand.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Organization and Legal Structure

         In December 1995, ECC merged Dish, Ltd. with another wholly-owned subsidiary of ECC. During 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into subsidiaries of EchoStar DBS Corporation. Dish, Ltd. and EchoStar Satellite Broadcasting Company were merged into EchoStar DBS Corporation. EchoStar IV and the related FCC licenses were transferred to ESC. During September 2000, EchoStar Broadband Corporation was formed for the purposes of issuing new debt. Contracts for the construction and launch of EchoStar VII, EchoStar VIII and EchoStar IX are held in EchoStar Orbital Corporation. Substantially all of EchoStar's operations are conducted by subsidiaries of EDBS.

         The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2001:


                                               REFERRED TO
LEGAL ENTITY                                    HEREIN AS              PARENT
------------                                   -----------             ------
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


Significant Risks and Uncertainties

         Substantial Leverage. EchoStar is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 2001, EchoStar had outstanding long-term debt (including both the current and long-term portions) totaling approximately $5.7 billion. EchoStar has semi-annual cash debt service obligations for all of its outstanding long-term debt securities, as follows:

                                                                         SEMI-ANNUAL PAYMENT            SEMI-ANNUAL DEBT
                                                                                DATES                 SERVICE REQUIREMENTS
                                                                        -------------------------     --------------------
  9 1/4% Senior Notes due 2006 ("9 1/4% Seven Year Notes")  .....       February 1 and August 1           $17,343,750
  9 3/8% Senior Notes due 2009 ("9 3/8% Ten Year Notes") ........       February 1 and August 1            76,171,875
 10 3/8% Senior Notes due 2007 ("10 3/8% Seven Year Notes")  ....        April 1 and October 1             51,875,000
  9 1/8% Senior Notes due 2009 ("9 1/8% Seven Year Notes")  .....       January 15 and July 15             31,937,500
  4 7/8% Convertible Subordinated Notes due 2007 ("4 7/8%
    Convertible Notes") .........................................        January 1 and July 1              24,375,000
  5 3/4% Convertible Subordinated Notes due 2008 ("5 3/4%
    Convertible Notes") .........................................       May 15 and November 15             28,750,000

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Semi-annual debt service requirements related to EchoStar's 5 3/4% Convertible Subordinated Notes due 2008 commenced on November 15, 2001. Semi-annual debt service requirements related to EchoStar's 9 1/8% Senior Notes due 2009 will commence on July 15, 2002. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes. EchoStar's ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond EchoStar's control.

         Expected Operating Losses. Since 1996, EchoStar has reported significant operating and net losses. Improvements in EchoStar's future results of operations are largely dependent upon its ability to increase its customer base while maintaining its overall cost structure, controlling subscriber turnover and effectively managing its subscriber acquisition costs. No assurance can be given that EchoStar will be effective with regard to these matters. In addition, generally EchoStar incurs significant acquisition costs to obtain DISH Network subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber turnover.

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

Foreign Currency Transaction Gains and Losses

         The functional currency of EchoStar's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1999, 2000 and 2001 were not material to EchoStar's results of operations.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Statements of Cash Flows Data

         The following presents EchoStar's supplemental cash flow statement disclosure (in thousands):


                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------------
                                                                                         1999             2000             2001
                                                                                      ----------       ----------       ----------
Cash paid for interest, net of amounts capitalized ................................   $  128,553       $  211,064       $  377,038
Cash paid for income taxes ........................................................          119              641            1,832
Capitalized interest ..............................................................           --            5,343           25,647
8% Series A Cumulative Preferred Stock dividends ..................................          124               --               --
12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock dividends
   payable in-kind ................................................................          241               --               --
Accretion of 6 3/4% Series C Cumulative Convertible Preferred Stock ...............        6,335               --               --
6 3/4% Series C Cumulative Convertible Preferred Stock dividends ..................          553            1,146              337
Assets acquired from News Corporation and MCI:
   FCC licenses and other .........................................................      626,120               --               --
   Satellites .....................................................................      451,200               --               --
   Digital broadcast operations center ............................................       47,000               --               --
Common Stock issued to News Corporation and MCI ...................................    1,124,320               --               --
Class A common stock issued related to acquisition of Kelly Broadcasting                      --           31,556               --
     Systems ......................................................................
Conversion of 6  3/4% Series C Cumulative Convertible Preferred Stock to Class
   A common stock .................................................................           --           34,373           10,948
Forfeitures of deferred non-cash, stock-based compensation ........................           --            8,072           12,564

Cash and Cash Equivalents

         EchoStar considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2000 and 2001 consist of money market funds, corporate notes and commercial paper; such balances are stated at fair market value.

Marketable and Non-Marketable Investment Securities and Restricted Cash

         EchoStar currently classifies all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholders' deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized gains totaled approximately $4 million as of December 31, 2001.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. EchoStar evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. As a result of EchoStar's quarterly evaluations, during the year ended December 31, 2001 EchoStar recorded an aggregate charge to earnings for other than temporary declines in the fair market value of its marketable investment securities of approximately $70 million. This amount does not include realized gains of approximately $22 million on the sales of marketable investment

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


securities. If the fair market value of EchoStar's marketable securities portfolio does not remain at or above cost basis or if EchoStar becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, EchoStar may be required to record an additional charge to earnings in future periods equal to the amount of the decline in fair value.

         EchoStar also has made strategic equity investments in certain non-marketable investment securities within the broadband industry including Wildblue Communications, StarBand Communications and VisionStar, Inc. Through December 31, 2001, EchoStar invested approximately $156 million in these non-marketable investment securities, including loans to VisionStar of approximately $4.6 million. The securities of these companies are not publicly traded. EchoStar's ability to create realizable value for its strategic investments in companies that are not public is dependent on the success of their business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that EchoStar will not be able to sell these investments, or that when EchoStar desires to sell them that it will not be able to obtain full value for them. StarBand and Wildblue have cancelled their planned initial public stock offerings and have minimal cash on hand. StarBand has reduced its operations and Wildblue has suspended most of its operations. The ability of both of these entities to raise additional capital in the future is currently uncertain, and attempts to date have been unsuccessful. In addition, StarBand has significant vendor and bank obligations and their independent public accountants have expressed uncertainty as to their ability to continue as a going concern in the 2001 StarBand audit opinion. As a result of these factors, EchoStar has recorded cumulative impairment and equity-method charges of approximately $114 million to reduce the carrying values of these non-marketable investment securities to their estimated net realizable values, aggregating approximately $42 million as of December 31, 2001. Of the $114 million, approximately $64 million was recorded related to EchoStar's equity in losses of StarBand ($29 million and $35 million during the years ended December 31, 2000 and 2001, respectively). The remaining $50 million represents impairment charges recorded during 2001 to reduce the carrying value of Wildblue to zero. If EchoStar becomes aware of any factors that indicate that the carrying values of any of its non-marketable investment securities are impaired, EchoStar will be required to record additional charges to earnings in future periods to reduce some or all of the remaining investment balances to their estimated net realizable values.

         Restricted cash and marketable investment securities, as reflected in the accompanying consolidated balance sheets, include restricted cash placed in trust for the purpose of repaying a note payable as of December 31, 2000 and 2001.

         The major components of marketable investment securities and restricted cash are as follow (in thousands):


                                        MARKETABLE INVESTMENT SECURITIES         RESTRICTED CASH
                                                   DECEMBER 31,                    DECEMBER 31,
                                        --------------------------------    ---------------------------
                                             2000             2001             2000             2001
                                        ------------       ----------       ----------       ----------
Commercial paper ..................     $    327,250       $  515,752       $       --       $       --
Corporate notes and bonds .........          206,556          550,364               --               --
Corporate equity securities .......           53,936           40,633               --               --
Government bonds ..................           19,615           43,659               --               --
Restricted cash ...................               --               --            3,000            1,288
                                        ------------       ----------       ----------       ----------
                                        $    607,357       $1,150,408       $    3,000       $    1,288
                                        ============       ==========       ==========       ==========

         As of December 31, 2001, marketable investment securities and restricted cash include debt securities of $947 million with contractual maturities of one year or less, $157 million with contractual maturities between one and five years and $6 million with contractual maturities greater than five years. Actual maturities may differ from contractual maturities as a result of EchoStar's ability to sell these securities prior to maturity.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

         The following table summarizes the book and fair values of EchoStar's debt facilities at December 31, 2000 and 2001 (in thousands):

                                                    DECEMBER 31, 2000                  DECEMBER 31, 2001
                                               ---------------------------       ---------------------------
                                               BOOK VALUE       FAIR VALUE       BOOK VALUE       FAIR VALUE
                                               ----------       ----------       ----------       ----------
9 1/4% Seven Year Notes ................       $  375,000       $  365,625       $  375,000       $  382,500
9 3/8% Ten Year Notes ..................        1,625,000        1,584,375        1,625,000        1,673,750
10 3/8% Seven Year Notes ...............        1,000,000          985,000        1,000,000        1,040,000
9 1/8% Seven Year Notes ................               --               --          700,000          701,750
4 7/8% Convertible Notes ...............        1,000,000          750,000        1,000,000          891,300
5 3/4% Convertible Notes ...............               --               --        1,000,000          896,300
Mortgages and other notes payable ......           35,944           35,495           21,262           21,262


Inventories

         Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are manufactured by outside suppliers to EchoStar's specifications. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. Inventories consist of the following (in thousands):

                                                            DECEMBER 31,
                                                     --------------------------
                                                       2000              2001
                                                     ---------        ---------
Finished goods - DBS .........................       $  96,362        $ 127,186
Raw materials ................................          40,247           45,725
Finished goods - reconditioned and other .....          23,101           19,548
Work-in-process ..............................           8,879            7,924
Consignment ..................................           2,478            3,611
Reserve for excess and obsolete inventory ....          (9,906)         (13,247)
                                                     ---------        ---------
                                                     $ 161,161        $ 190,747
                                                     =========        =========

Property and Equipment

         Property and equipment are stated at cost. Cost includes interest capitalized of approximately $5 million and $26 million during the years ended December 31, 2000 and 2001, respectively. No interest was capitalized during 1999. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received, if any, as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

         EchoStar reviews its long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



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

FCC Authorizations

         FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. Accumulated amortization related to FCC authorizations totaled approximately $28 million and $47 million as of December 31, 2000 and 2001, respectively.

         Effective January 1, 2002, EchoStar will be required to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. EchoStar is currently evaluating the potential impact, if any, the adoption of FAS 142 will have on our financial position and results of operations.

Revenue Recognition

         Revenue from the provision of DISH Network subscription television services and other satellite services is recognized as revenue in the period such services are provided. Revenue from international sales of digital set-top boxes and related accessories is recognized upon shipment to customers. Specific revenue and subscriber acquisition cost recognition policies relating to the marketing promotions for the periods presented are discussed below.

         During the year ended December 31, 2001, our marketing promotions included the DISH Network One-Rate Plan, Bounty Programs, Free Now, I Like 9, and Digital Home Plan, which are described below.

         DISH Network One-Rate Plan, Bounty Programs, Free Now Promotion and I Like 9. Under the DISH Network One-Rate Plan, consumers were eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must have made a one-year commitment to subscribe to EchoStar's America's Top 150 programming or EchoStar's America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). This promotion expired on January 31, 2001.

         Under the Bounty Programs, qualified customers were eligible to receive a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must have made a one-year commitment to subscribe to a qualified programming package. Certain of these promotions expired on January 31, 2001.

         From February through July 2001, EchoStar offered new subscribers a free base-level EchoStar receiver system and free installation under its Free Now promotion. To be eligible, a subscriber had to provide a valid major credit card and make a one-year commitment to subscribe to either EchoStar's America's Top 150 programming package or EchoStar's America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During August 2001, EchoStar commenced its I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher, received free installation and either EchoStar's America's Top 100 CD or EchoStar's DISH Latino Dos programming package for $9 a month for the first year. This promotion expired January 31, 2002.

         EchoStar's direct sales to consumers pursuant to its DISH Network One-Rate Plan, Bounty Programs, Free Now promotion and I Like 9 fall under the scope of EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). In accordance with EITF 00-14, EchoStar accounts for the rebate (substantively equivalent to the return of a customer deposit) under its DISH Network One-Rate Plan by establishing a liability equal to the amount of the rebate to be paid to the customer upon receipt of the upfront payment from the subscriber and does not recognize revenue for that amount. The return of the upfront payment received from the customer is charged against such liability account when such amount is paid back to the customer. EchoStar does not receive any up-front proceeds from subscribers under Bounty Programs or the Free Now promotion. Programming revenue under the I Like 9 promotion is recorded at the substantially discounted monthly rate charged to the subscriber. See Subscriber Promotions Subsidies and Subscriber Acquisition Costs below for discussion regarding the accounting for costs under these promotions.

         EchoStar's dealer sales under its DISH Network One-Rate Plan, the Bounty Programs, Free Now promotion and I Like 9 fall under the scope of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In accordance with the consensus guidance for Issue 2 of EITF 00-25, "buydowns" should be characterized as a reduction of revenue. As such, certain commissions paid to dealers are recorded as a reduction of the net proceeds received by EchoStar from the dealers. EchoStar also charges the equipment reimbursements paid under the Bounty Programs and the Free Now promotion against the proceeds from the dealer. The rebate paid under the One Rate Plan is treated similarly as a reduction of proceeds from the dealer by analogy to lease inducements, which are also generally recognized as a reduction of revenue. See additional discussion under Subscriber Promotions Subsidies and Subscriber Acquisition Costs below

         Digital Home Plan. EchoStar's Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD or DISH Latino Dos programming package for $36.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $50.99 to $60.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which through December 31, 2001, included the first month's programming payment. For consumers who choose the Digital Home Plan with Dish PVR, which includes the use of one or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape, the consumer will incur a one-time set-up fee of $148.99. Since EchoStar retains ownership of equipment issued pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of four years.

         StarBand. Prior to September 27, 2001, EchoStar accounted for the sale of StarBand equipment as a third-party distributor of the equipment. In accordance with EITF 99-19, EchoStar recorded revenue and cost of sales related to the sale of StarBand hardware on a gross basis upon shipment to its retailers, as the Company assumed the risk associated with the inventory if the equipment was not sold to its retailers. EchoStar also recorded revenue and cost of sales related to StarBand installations performed by the Company on a gross basis upon installation. EchoStar did not enter into a multiple element arrangement with its independent retailers or the end users of StarBand's service as EchoStar was only a distributor of StarBand's equipment. Once the equipment was purchased from an EchoStar retailer and installed in the StarBand subscriber's home, EchoStar was not responsible for actual StarBand subscriber activations or the provision of Internet services. Additionally, all StarBand subscriber Internet service payments collected by EchoStar in connection with a bundled billing are remitted directly to StarBand. If such bundled service revenue for StarBand Internet services is not collected by EchoStar as StarBand's billing agent, EchoStar has no remittance obligation to StarBand whatsoever.

         Effective September 27, 2001, in connection with EchoStar's increased equity interest in StarBand, EchoStar began subsidizing the cost of equipment to the subscriber by offering discounted equipment through its independent

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


dealers. As such, beginning September 27, 2001, EchoStar accounts for the sale of StarBand equipment similar to the accounting for its DISH Network One-Rate Plan, Bounty Programs, and Free Now promotion, as discussed in subscriber promotion subsidies below.

         EchoStar offers a bundled price of $100.99 for EchoStar's America's Top 150 ("AT 150") programming and the Starband Internet service. For StarBand customers activated prior to September 27, 2001, in accordance with EITF Issue No. 99-19, EchoStar recognizes $35.99 for the video portion of the revenue and records a liability to Starband for the $65.00 related to the Internet service. The $10.00 discount from the total standard price of EchoStar's AT 150 ($40.99/mo.) and the Starband Internet service ($70.00/mo.) is shared 50/50 between EchoStar and Starband. In the event EchoStar does not collect the monthly programming and Internet payments from a subscriber, EchoStar is not obligated to remit payment to Starband for Internet services rendered to the subscriber.

         For StarBand customers activated after September 27, 2001, as a retailer of the StarBand service, EchoStar recognizes the entire $100.99 of revenue for the video and Internet service and records costs equal to the monthly payment made by EchoStar to Starband for providing the service. In the event EchoStar does not collect the monthly programming and Internet payments from a subscriber, EchoStar is still obligated to remit payment to Starband for the cost of providing the Internet service to the customer.

Subscriber Promotion Subsidies and Subscriber Acquisition Costs

         Subscriber promotion subsidies - cost of sales includes the cost of Echostar receiver systems distributed to retailers and other distributors of EchoStar's equipment and receiver systems sold directly by EchoStar to subscribers. Subscriber promotion subsidies - other includes net costs related to various installation promotions and other promotional incentives. EchoStar makes payments to its independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates). EchoStar expenses payments for equipment installation services as Subscriber promotion subsidies - other. EchoStar's payments for equipment buydowns represent a partial or complete return of the dealer's purchase price and are, therefore, netted against the proceeds received from the dealer. EchoStar reports the net proceeds or cost from its various sales promotions through its independent dealer network as a component of Subscriber promotion subsidies - other. No net proceeds or cost from the sale of subscriber related equipment is recognized as revenue. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under EchoStar's Digital Home Plan which was initiated during 2000 wherein the Company retains title to the receiver system and certain ancillary equipment resulting in the capitalization and depreciation of such equipment cost over its estimated useful life.

Deferred Debt Issuance Costs and Debt Discount

         Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (see Note 4).

Deferred Revenue

         Deferred revenue principally consists of prepayments received from subscribers for DISH Network programming. Such amounts are recognized as revenue in the period the programming is provided to the subscriber.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Long-Term Deferred Distribution and Carriage Revenue

         Long-term deferred distribution and carriage revenue consists of advance payments from certain content providers for carriage of their signal on the DISH Network. Such amounts are deferred and recognized as revenue on a straight-line basis over the related contract terms (up to ten years).

Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2000           2001
                                                         --------       --------
Programming ......................................       $176,566       $250,795
Royalties and copyright fees .....................        111,228        145,140
Interest .........................................        131,999        142,789
Marketing ........................................         86,861         53,279
Other ............................................        184,828        267,290
                                                         --------       --------
                                                         $691,482       $859,293
                                                         ========       ========

Research and Development Costs

         Research and development costs are expensed as incurred. Research and development costs totaled $10 million, $17 million and $19 million for the years ended December 31, 1999, 2000, and 2001, respectively.

Comprehensive Loss

         The change in unrealized gain (loss) on available-for-sale securities is the only component of EchoStar's other comprehensive loss. Accumulated other comprehensive income (loss) presented on the accompanying consolidated balance sheets consists of the accumulated net unrealized income (loss) on available-for-sale securities, net of deferred taxes.

Basic and Diluted Loss Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128") requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or warrants were exercised or convertible securities were converted to common stock, resulting in the issuance of common stock that then would share in any earnings of the Company. EchoStar had net losses for the years ending December 31, 1999, 2000 and 2001. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Earnings per share amounts for all periods are presented below in accordance with the requirements of FAS No. 128.


                                                                                   YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                          1999             2000              2001
                                                                        ---------        ---------        ---------
                                                                           (In thousands, except per share data)
Numerator:
   Net loss .....................................................       $(792,847)       $(650,326)       $(215,498)
   8% Series A Cumulative Preferred Stock dividends .............            (124)              --               --
   12 1/8% Series B Senior Redeemable Exchangeable Preferred
     Stock dividends payable in-kind ............................            (241)              --               --
   Accretion of 6 3/4% Series C Cumulative Convertible
     Preferred Stock ............................................          (6,335)              --               --
   6 3/4% Series C Cumulative Convertible Preferred Stock
     dividends ..................................................            (553)          (1,146)            (337)
                                                                        ---------        ---------        ---------
   Numerator for basic and diluted loss per share - loss
     attributable to common shareholders ........................       $(800,100)       $(651,472)       $(215,835)
                                                                        =========        =========        =========
Denominator:
   Denominator for basic and diluted loss per share -
     weighted-average common shares outstanding .................         416,476          471,023          477,172
                                                                        =========        =========        =========
Net loss per common share:
Basic and diluted loss per share before extraordinary charge ....       $   (1.28)       $   (1.38)       $   (0.45)
Extraordinary charge for the early retirement of debt ...........           (0.64)              --               --
                                                                        ---------        ---------        ---------
Basic and diluted loss per share ................................       $   (1.92)       $   (1.38)       $   (0.45)
                                                                        =========        =========        =========
Shares of Class A Common Stock issuable upon conversion of:
   6 3/4% Series C Cumulative Convertible Preferred Stock .......          14,912            3,593               --
   4 7/8% Convertible Subordinated Notes ........................          22,007           22,007           22,007
   5 3/4% Convertible Subordinated Notes ........................              --               --           23,100

         As of December 31, 1999, 2000 and 2001, options to purchase approximately 27,844,000, 25,118,000 and 22,748,000 shares of class A common stock were outstanding, respectively.

Reclassifications

         Certain prior year balances in the consolidated financial statements and accompanying notes to consolidated financial statements have been reclassified to conform with the 2001 presentation.

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

3.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                            DECEMBER 31,
                                                       LIFE       ------------------------------
                                                    (IN YEARS)        2000              2001
                                                    ----------    -----------        -----------
EchoStar I .............................                12        $   201,607        $   201,607
EchoStar II ............................                12            228,694            228,694
EchoStar III ...........................                12            234,083            234,083
EchoStar IV ............................                 4             89,505             89,505
EchoStar V .............................                12            208,548            210,446
EchoStar VI ............................                12            243,789            246,022
Furniture, fixtures and equipment ......              2-12            331,069            409,523
Buildings and improvements .............              7-40             83,922             94,325
Digital Home Plan equipment ............                 4             62,726            353,567
Tooling and other ......................                 2              5,211              6,041
Land ...................................                --             10,083             12,699
Vehicles ...............................                 7                968              1,595
Construction in progress ...............                --            226,454            462,365
                                                                  -----------        -----------
    Total property and equipment .......                            1,926,659          2,550,472
Accumulated depreciation ...............                             (415,356)          (646,460)
                                                                  -----------        -----------
    Property and equipment, net ........                          $ 1,511,303        $ 1,904,012
                                                                  ===========        ===========


         Construction in progress consists of the following (in thousands):

                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                        2000          2001
                                                                      --------       --------
Progress amounts for satellite construction, launch, and launch insurance:
     EchoStar VII .............................................         76,382        159,577
     EchoStar VIII ............................................         46,487        128,535
     EchoStar IX ..............................................         22,215         74,189
Digital broadcast operations center ...........................         39,797         56,347
Other .........................................................         41,573         43,717
                                                                      --------       --------
                                                                      $226,454       $462,365
                                                                      ========       ========

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

EchoStar V

         EchoStar V is equipped with a total of three momentum wheels, including one spare. During July 2001, EchoStar V experienced an anomaly resulting in the loss of one momentum wheel. The satellite was quickly restored to normal operations mode. An investigation conducted by the spacecraft manufacturer concluded that a failure within the momentum wheel electronics caused the loss. The manufacturer also believes that the failure was isolated to this particular unit. While no further momentum wheel losses are expected, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. At EchoStar's request, the manufacturer has developed contingency plans which include modification to the spacecraft's on-board software that will allow continued operation in the event of additional momentum wheel failures, with limited effect on spacecraft life. During August 2001, one of the thrusters on EchoStar V experienced an anomalous event resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. An investigation by the manufacturer has determined that the engine remains functional but with a reduction in rated thrust. The satellite is equipped with a substantial number of backup thrusters. EchoStar V is also equipped with a total of 48 traveling-wave-tube amplifiers ("TWTAs"), including 16 spares. A total of two TWTAs were taken out of service and replaced by spares between the launch of the satellite and June 30, 2001. During the third quarter 2001, EchoStar V experienced anomalous telemetry readings on two additional TWTAs. As a precaution, during September 2001 EchoStar substituted one of those TWTA's with a spare. To the extent that EchoStar V experiences anomalous telemetry readings on additional TWTAs it may be necessary to utilize additional spare TWTAs. EchoStar V has also experienced anomalies resulting in the loss of one solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VI

         EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. As a result of the anomaly, an investigation conducted by the spacecraft manufacturer concluded that one stationkeeping thruster and a pair of TWTA are unusable. The satellite is equipped with a substantial number of backup transponders and thrusters. The satellite manufacturer, Space Systems Loral ("SS/L"), has advised EchoStar that it believes that the thruster anomaly was isolated to one stationkeeping thruster, and that while further failures are possible, SS/L does not believe it is likely that additional thrusters will be impacted. EchoStar VI has also experienced anomalies resulting in the loss of two solar array strings. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate substantially identical

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. EchoStar's insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers offered to pay only part of the $219.3 million claim because they allege we did not abide by the exact terms of the insurance policy. The insurers also assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy. EchoStar strongly disagrees and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity. Based on the carriers' failure to pay the amount EchoStar believes is owed under the policy and their improper attempts to force EchoStar to settle for less than the full amount of its claim, EchoStar has added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the U.S. District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. During March 2001, EchoStar voluntarily dismissed its antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers in the future.

         At the time EchoStar filed its claim in 1998, EchoStar recognized an impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar will have to reduce the amount of the receivable if a final settlement is reached for less than this amount.

         As a result of the thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

         The indentures related to certain of EDBS' senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. In addition, the indenture related to EBC's senior notes requires EchoStar to maintain satellite insurance on the lesser of half of its satellites or three of its satellites. EchoStar I through EchoStar IX are owned by a direct subsidiary of EBC. Insurance coverage is therefore required for at least three of EchoStar's seven satellites currently in-orbit. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. To date EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS' and EBC's senior notes, EchoStar has reclassified an amount equal to the depreciated cost of three of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of December 31, 2001, cash reserved for satellite insurance totaled approximately $122 million. If EchoStar leases or transfers ownership of EchoStar VII, EchoStar VIII or EchoStar IX to EDBS, which it is currently considering, EchoStar would need to reserve additional cash for the depreciated cost of additional satellites. The reserve would increase by approximately $60 million if one or two satellites are so leased or transferred, and by an additional material amount if a third satellite is leased or transferred. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.    LONG-TERM DEBT

9 1/4% Seven Year and 9 3/8% Ten Year Notes

         On January 25, 1999, EDBS sold $375 million principal amount of the 9 1/4% Seven Year Notes and $1.625 billion principal amount of the 9 3/8% Ten Year Notes. Interest accrues at annual rates of 9 1/4% and 9 3/8%, respectively and is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

         Concurrently with the closing of the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes offering, EchoStar used approximately $1.658 billion of net proceeds received from the sale of the 9 1/4% Seven Year and 9 3/8% Ten Year Notes to complete tender offers for its then outstanding senior notes issued in 1994, 1996 and 1997. In February 1999, EchoStar used approximately $268 million of net proceeds received from the sale of the 9 1/4% Seven Year and 9 3/8% Ten Year Notes to complete the tender offers related to the 12 1/8% Senior Exchange Notes due 2004, issued on January 4, 1999, in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock.

         With the exception of certain de minimis domestic and foreign subsidiaries, the 9 1/4% Seven Year and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS. The 9 1/4% Seven Year and 9 3/8% Ten Year Notes are general senior unsecured obligations which:

         o rank pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

         o  rank senior to all existing and future junior obligations; and

         o are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/4% Seven Year and 9 3/8% Ten Year Notes are not redeemable at EDBS's option prior to February 1, 2003 and February 1, 2004, respectively. Thereafter, the 9 1/4% Seven Year Notes will be subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. The 9 3/8% Ten Year Notes will be subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

         The indentures related to the 9 1/4% Seven Year and 9 3/8% Ten Year Notes (the "Seven and Ten Year Notes Indentures") contain restrictive covenants that, among other things, impose limitations on the ability of EDBS to:

         o   incur additional indebtedness;

         o   apply the proceeds of certain asset sales;

         o   create, incur or assume liens;

         o create dividend and other payment restrictions with respect to EDBS's subsidiaries;

         o   merge, consolidate or sell assets; and

         o   enter into transactions with affiliates.

         In addition, EDBS may pay dividends on its equity securities only if no default shall have occurred or is continuing under the Seven and Ten Year Notes Indentures; and after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), EDBS' ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the Indentures) minus 120% of consolidated interest expense of EDBS (calculated in accordance with the Indentures), in each case from April 1, 1999 plus an amount equal to 100% of the aggregate net cash proceeds received by EDBS and its subsidiaries from the issuance or sale of certain equity interests of EDBS or EchoStar.

         In the event of a change of control, as defined in the Seven and Ten Year Notes Indentures, EDBS will be required to make an offer to repurchase all of the 9 1/4% Seven Year and 9 3/8% Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

10 3/8% Seven Year Notes

         On September 25, 2000, our wholly-owned subsidiary, EBC, sold $1 billion principal amount of the 10 3/8% Seven Year Notes. Interest accrues at an annual rate of 10 3/8% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year. The proceeds of the 10 3/8% Seven Year Notes will be used primarily by EchoStar's subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes.

         The indenture related to the 10 3/8% Seven Year Notes (the "10 3/8% Seven Year Notes Indenture") contains certain restrictive covenants that generally do not impose material limitations on EchoStar. Subject to certain limitations, the 10 3/8% Seven Year Notes Indenture permits EBC to incur additional indebtedness, including secured and unsecured indebtedness that ranks on parity with the 10 3/8% Seven Year Notes. Any secured indebtedness will, as to the collateral securing such indebtedness, be effectively senior to the 10 3/8% Seven Year Notes to the extent of such collateral.

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

         Under the terms of the 10 3/8% Seven Year Notes Indenture, EBC has agreed to cause its subsidiary, EDBS to make an offer to exchange (the "EDBS Exchange Offer") all of the outstanding 10 3/8% Seven Year Notes for a new class of notes issued by EDBS as soon as practical following the first date (as reflected in EDBS' most recent quarterly or annual financial statements) on which EDBS is permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes under the "Indebtedness to Cash Flow Ratio" test contained in the indentures (the "EDBS Indentures") governing the EDBS 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes, and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EDBS Indentures. Pursuant to the terms of the EDBS indentures, the actual EDBS Exchange offer will be effected during the first quarter of 2002.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9 1/8% Seven Year Notes

         On December 28, 2001, EDBS sold $700 million principal amount of the 9 1/8% Seven Year Notes. Interest accrues at an annual rate of 9 1/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing July 15, 2002. The proceeds of the 9 1/8% Seven Year Notes are intended to be used for one or more of the following: 1) to provide a portion of the financing for the proposed merger of EchoStar with Hughes Electronics Corporation, 2) if EchoStar does not consummate the merger, to provide a portion of the financing for the acquisition by EchoStar of Hughes' approximately 81% interest in PanAmSat Corporation, and 3) the construction, launch and insurance of additional satellites, strategic acquisitions and other general corporate purposes.

         The 9 1/8% Seven Year Notes are guaranteed by substantially all subsidiaries of EDBS on a senior basis. The 9 1/8% Seven Year Notes are general unsecured senior obligations which:

         o   rank senior with all of EDBS' future subordinated debt; and

         o rank junior to any of EDBS' secured debt to the extent of the value of the assets securing such debt.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/8% Seven Year Notes are not redeemable at EDBS' option prior to January 15, 2006. Thereafter, the 9 1/8% Seven Year Notes will be subject to redemption, at EDBS' option, in whole or in part, at redemption prices decreasing from 104.563% during the year commencing January 15, 2006 to 100% on or after January 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

         The indenture related to the 9 1/8% Seven Year Notes (the "9 1/8% Seven Year Notes Indenture") contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

         o incur additional indebtedness or enter into sale and leaseback transactions;

         o pay dividends or make distribution on EDBS' capital stock or repurchase EDBS' capital stock;

         o   make certain investments;

         o   create liens;

         o   enter into transactions with affiliates;

         o   merge or consolidate with another company; and

         o   transfer and sell assets

         In the event of a change of control, as defined in the 9 1/8% Seven Year Notes Indenture, EDBS will be required to make an offer to repurchase all or any part of a holder's 9 1/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

4 7/8% Convertible Notes

         On December 2, 1999, EchoStar sold $1 billion principal amount of the 4 7/8% Convertible Notes. Interest accrues at an annual rate of 4 7/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing July 1, 2000.

         The 4 7/8% Convertible Notes are general unsecured obligations, which rank junior in right of payment to:

         o   all existing and future senior obligations;

         o all of EchoStar's secured debts to the extent of the value of the assets securing those debts; and

         o all existing and future debts and other liabilities or EchoStar's subsidiaries.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         In the event of a change of control, as defined in the 4 7/8% Convertible Notes Indenture, EchoStar will be required to make an offer to repurchase all or any part of the holder's 4 7/8% Convertible Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 3/4% Convertible Notes

         On May 24, 2001, EchoStar sold $1 billion principal amount of the 5 3/4% Convertible Notes. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing November 15, 2001.

         The 5 3/4% Convertible Notes are general unsecured obligations, which rank equal to EchoStar's 4 7/8% Convertible Notes and junior in right of payment to:

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

Certain Debt Indentures

         The Hughes merger agreement requires that EchoStar use commercially reasonable efforts to: 1) amend the indentures relating to certain of its debt instruments so that the Hughes merger and related transactions would not constitute a change of control requiring it to make an offer to repurchase those notes, 2) obtain additional committed financing, on terms reasonably satisfactory to Hughes, sufficient to refinance the notes outstanding under the indentures which EchoStar is unable to amend, or 3) present to Hughes a plan, taking into account prevailing market

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


conditions for the relevant notes, designed so that at and after the effective time of the Hughes merger, the surviving corporation and its subsidiaries would not be in breach of their obligations under those indentures.

Mortgages and Other Notes Payable

         Mortgages and other notes payable consists of the following (in thousands):

                                                                                                      DECEMBER 31,
                                                                                               ------------------------
                                                                                                 2000            2001
                                                                                               --------        --------
8.25% note payable for satellite vendor financing for EchoStar I due in equal monthly
  installments of $772, including interest, through February 2001 ......................       $  2,137        $     --
8.25% note payable for satellite vendor financing for EchoStar II due in equal
  monthly installments of $562, including interest, through November 2001 ..............          5,930              --
8.25% note payable for satellite vendor financing for EchoStar III due in
  equal monthly installments of $294, including interest, through October 2002 .........          5,978           2,829
8.25% note payable for satellite vendor financing for EchoStar IV due upon
  resolution of satellite insurance claim (Note 3) .....................................         11,327          11,327
Mortgages and other unsecured notes payable due in installments through August
  2020 with interest rates ranging from 2% to 10% ......................................         10,572           7,106
                                                                                               --------        --------
Total ..................................................................................         35,944          21,262
Less current portion ...................................................................        (21,132)        (14,782)
                                                                                               --------        --------
Mortgages and other notes payable, net of current portion ..............................       $ 14,812        $  6,480
                                                                                               ========        ========

         Future maturities of EchoStar's outstanding long-term debt are summarized as follows (in thousands):

                                                                            DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                   2002          2003          2004            2005          2006        THEREAFTER      TOTAL
                                ----------    ----------     ----------     ----------    ----------     ----------    ----------
9 1/4% Seven Year Notes ......  $       --    $       --     $       --     $       --    $  375,000     $       --    $  375,000
9 3/8% Ten Year Notes ........          --            --             --             --            --      1,625,000     1,625,000
10 3/8% Seven Year Notes .....          --            --             --             --            --      1,000,000     1,000,000
9 1/8% Seven Year Notes ......          --            --             --             --            --        700,000       700,000
4 7/8% Convertible Notes .....          --            --             --             --            --      1,000,000     1,000,000
5 3/4% Convertible Notes .....          --            --             --             --            --      1,000,000     1,000,000
Mortgages and Other Notes
   Payable ...................      14,782         1,992            723            753           798          2,214        21,262
                                ----------    ----------     ----------     ----------    ----------     ----------    ----------
Total ........................  $   14,782    $    1,992     $      723     $      753    $  375,798     $5,327,214    $5,721,262
                                ==========    ==========     ==========     ==========    ==========     ==========    ==========


Satellite Vendor Financing

         The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments that are deferred until after the respective satellites are in orbit (satellite vendor financing). EchoStar utilized $36 million, $28 million, $14 million and $13 million of satellite vendor financing for EchoStar I, EchoStar II, EchoStar III and EchoStar IV, respectively. The satellite vendor financings for both EchoStar III, EchoStar IV and EchoStar VII are secured by an ECC corporate guarantee.

Bridge Financing Commitments

         As previously discussed, EchoStar and Hughes have obtained $5.525 billion in bridge financing commitments for the Hughes merger and related transactions. This commitment has been reduced to $3.325 billion as a result of the sale the 9 1/8% Senior Notes due 2009 by EDBS on December 28, 2001 and the closing of the $1.5 billion equity investment in EchoStar as part of EchoStar's strategic alliance with Vivendi on January 22, 2002.

         In consideration for the bridge financing commitments, EchoStar is obligated to the lenders for the following non-refundable fees whether or not the Hughes merger or PanAmSat acquisition are ever consummated:

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         o Commitment Fees of 1% of the aggregate bridge financing commitments were paid by EchoStar to the lenders upon execution of the agreements relating to the commitments. These fees, totaling approximately $55 million, were deferred and are being charged to interest expense as the bridge commitments are reduced. Approximately $7.4 million of these commitment fees were expensed upon issuance of the 9 1/8% Seven Year Notes by EDBS during December 2001. If the Hughes merger is not consummated, total remaining commitment fees will be written off. In the event that the bridge commitment is drawn, any commitment fees not previously expensed will be charged to interest expense in future periods.

         o Ticking fees of .50% per year on the aggregate remaining bridge financing commitments are payable quarterly, in arrears, until the closing of either the Hughes merger or the PanAmSat acquisition, or the termination or expiration of the agreements relating to the bridge commitments. These ticking fees will be expensed as incurred. As of December 31, 2001, we had expensed approximately $4.9 million in ticking fees.

5.    INCOME TAXES

         As of December 31, 2001, EchoStar had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $2.112 billion. The NOLs will begin to expire in the year 2012. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("FAS No. 109") requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance to the extent it is considered more likely than not that the benefits of such assets will not be realized.

         In 2001, EchoStar increased its valuation allowance sufficient to offset net deferred tax assets arising during the year except for the tax deferred asset related to federal alternative minimum income tax, which has an indefinite life. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. EchoStar continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely than not that the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized in EchoStar's provision for income taxes.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The actual tax (provision) benefit for 1999, 2000 and 2001 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                        1999         2000         2001
                                                       -----        -----        -----
Statutory rate ..................................       35.0%        35.0%        35.0%
State income taxes, net of Federal benefit ......        2.3          2.9          1.4
Employee stock option exercise and sale .........         --          3.2          1.5
Cumulative effect of change in tax rate resulting
   from a revision of apportionment of
   state income..................................        --           --        (11.9)
Non-deductible interest expense .................       (0.3)          --           --
Other ...........................................        1.3          1.4         (2.8)
Increase in valuation allowance .................      (38.3)       (42.5)       (22.5)
                                                       -----        -----        -----
   Total benefit from income taxes ..............         --%          --%         0.7%
                                                       =====        =====        =====

         The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2000 and 2001, are as follows (in thousands):


                                                                                       DECEMBER 31,
                                                                             ---------        ---------
                                                                               2000              2001
                                                                             ---------        ---------
Current deferred tax assets:
  Accrued expenses ...................................................       $  77,110        $  95,431
  Inventory reserves and cost methods ................................           3,974            5,369
  Allowance for doubtful accounts ....................................          12,533            8,896
  Other ..............................................................              79              243
                                                                             ---------        ---------
Total current deferred tax assets ....................................          93,696          109,939
Current deferred tax liabilities:
  Other ..............................................................             (40)             (39)
                                                                             ---------        ---------
Total current deferred tax liabilities ...............................             (40)             (39)
                                                                             ---------        ---------
Gross current deferred tax assets ....................................          93,656          109,900
Valuation allowance ..................................................         (79,194)         (89,115)
                                                                             ---------        ---------
Net current deferred tax assets ......................................          14,462           20,785
Noncurrent deferred tax assets:
  General business, foreign tax, alternative minimum tax credits .....           2,504            3,904
  Net operating loss carryforwards ...................................         771,748          771,162
  Incentive plan stock compensation ..................................          38,841           44,715
  Unrealized loss on investments .....................................              --           48,159
  Loss on equity method investments ..................................          10,961           24,219
  Other ..............................................................          23,802           39,200
                                                                             ---------        ---------
Total noncurrent deferred tax assets .................................         847,856          931,359
Noncurrent deferred tax liabilities:
  Depreciation .......................................................         (77,452)        (115,589)
  Other ..............................................................          (1,108)         (13,072)
                                                                             ---------        ---------
Total noncurrent deferred tax liabilities ............................         (78,560)        (128,661)
                                                                             ---------        ---------
Gross deferred tax assets ............................................         769,296          802,698
                                                                             ---------        ---------
Valuation allowance ..................................................        (716,623)        (754,948)
                                                                             ---------        ---------
Net noncurrent deferred tax assets ...................................          52,673           47,750
                                                                             ---------        ---------
Net deferred tax assets ..............................................       $  67,135        $  68,535
                                                                             =========        =========

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         The components of the (provision for) benefit from income taxes are as follows (in thousands):



                                                          YEAR ENDED DECEMBER 31,
                                               -------------------------------------------
                                                  1999             2000            2001
                                               ---------        ---------        ---------
Current (provision) benefit:
  Federal ..............................       $      --        $      --        $  (1,400)
  State ................................             (45)             (80)            (860)
  Foreign ..............................            (108)            (475)            (593)
                                               ---------        ---------        ---------
                                                    (153)            (555)          (2,853)
Deferred (provision) benefit:
  Federal ..............................         286,195          247,519           44,910
  State ................................          27,748           28,809            4,736
  Increase in valuation allowance ......        (313,943)        (276,328)         (48,246)
                                               ---------        ---------        ---------
                                                      --               --            1,400
                                               ---------        ---------        ---------
     Total (provision) benefit .........       $    (153)       $    (555)       $  (1,453)
                                               =========        =========        =========

Deferred Tax Assets

         Net deferred tax assets of approximately $69 million and $67 million as of December 31, 2001 and 2000, respectively, have remained substantially unchanged on EchoStar's balance sheet since 1996. Additional deferred tax assets of approximately $844 million generated since 1996 have been substantially offset by adjustments to EchoStar's valuation allowance. EchoStar expects to generate taxable income in the future, but the timing and amount of that taxable income is uncertain and EchoStar does not believe the criteria for recognition of additional tax benefits are presently satisfied. EchoStar needs to generate future taxable income of approximately $190 million to realize the benefit of the net deferred tax assets recognized and EchoStar continues to believe it is more likely than not that the assets it has recorded will be realized. EchoStar expects to adjust the valuation allowance in the future when the timing and amount of additional future taxable income becomes more certain. If it is determined at some point in the future that any or all of previously reserved deferred tax assets are more likely than not realizable, significant deferred income tax benefits will need to be recorded and such benefits may be material.

Internal Revenue Service Proposed Adjustment

         During 2001, the Internal Revenue Service conducted an audit of EchoStar's consolidated federal income tax returns for the years 1997, 1998, and 1999. As a result of this review, the IRS' position is that certain subscriber acquisition costs deducted by EchoStar in those years should instead be capitalized and amortized over a period of five years. EchoStar does not agree with this proposed adjustment and has initiated an appeal of the agent's position. At this time, the ultimate resolution of this dispute is uncertain. If EchoStar's arguments for deductibility are unsuccessful and EchoStar is required to capitalize and amortize these costs over five years, the federal net operating losses ("NOLs") available to EchoStar at December 31, 2001 could be reduced by as much as $1.7 billion. Such an outcome would not materially alter EchoStar's ultimate tax obligations but could significantly accelerate the timing of when it would be required to begin making material current income tax payments. EchoStar would also incur a cumulative alternative minimum tax liability for the years 1998, 2000, and 2001 totaling approximately $7 million. Any reduction in NOLs and the resulting alternative minimum tax liability would be offset by corresponding deferred tax assets related to the unamortized capitalized cost and the future credit for the alternative minimum taxes paid which may be carried forward indefinitely. EchoStar intends to vigorously defend its position that EchoStar will be able to continue its current policy of deducting subscriber acquisition costs as incurred for tax purposes. However, as of December 31, 2001, the outcome is uncertain.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

7.   STOCK COMPENSATION PLANS

Stock Incentive Plan

         In April 1994, EchoStar adopted a stock incentive plan to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has reserved up to 80 million shares of its class A common stock for granting awards under its 1995 Stock Incentive Plan and an additional 80 million shares of its class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2001 have included exercise prices not less than the fair market value of EchoStar's class A common stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

         During 1999, EchoStar adopted the 1999 Incentive Plan which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, in 1999, EchoStar recorded approximately $179 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares, granted pursuant to the 1999 Incentive Plan. The related deferred compensation will be recognized over the five-year vesting period. During the year ended December 31, 1999, 2000 and 2001, EchoStar recognized expense of $61 million, $51 million and $20 million, respectively, under the 1999 Incentive Plan. The remaining deferred compensation of $25 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

         Options to purchase an additional 9.7 million shares are outstanding as of December 31, 2001 and were granted at fair market value during 1999, 2000 and 2001 pursuant to a Long Term Incentive Plan. The weighted-average exercise price of these options is $9.04. Vesting of these options is contingent on meeting certain longer-term goals, which may be met upon the consummation of the proposed merger with Hughes. However, as the achievement of these goals cannot be reasonably predicted through December 31, 2001, no compensation was recorded during 1999, 2000 and 2001 related to these long-term options. EchoStar will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. Such compensation, if recorded, could result in material non-cash stock-based compensation expense in EchoStar's statements of operations.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         A summary of EchoStar's incentive stock option activity for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                    1999                            2000                         2001
                                         ---------------------------     ---------------------------    --------------------------
                                                          WEIGHTED-                       WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                         AVERAGE                       AVERAGE
                                                          EXERCISE                        EXERCISE                      EXERCISE
                                           OPTIONS         PRICE           OPTIONS         PRICE          OPTIONS        PRICE
                                         -----------     -----------     -----------     -----------    -----------    -----------
Options outstanding, beginning of
   year ..............................    11,576,120     $      2.04      27,843,640     $      6.26     25,117,893    $     10.81
Granted ..............................    20,847,712            7.71       2,942,000           51.56        867,500          37.30
Exercised ............................    (3,808,114)           1.84      (3,591,209)           3.05     (1,579,324)          5.17
Forfeited ............................      (772,078)           4.92      (2,076,538)          20.78     (1,658,476)         10.86
                                         -----------     -----------     -----------     -----------    -----------    -----------
Options outstanding, end of year .....    27,843,640     $      6.26      25,117,893     $     10.81     22,747,593    $     13.18
                                         ===========     ===========     ===========     ===========    ===========    ===========
Exercisable at end of year ...........     2,755,432     $      1.86       2,911,256     $      5.49      4,701,357    $     10.77
                                         ===========     ===========     ===========     ===========    ===========    ===========



         Exercise prices for options outstanding as of December 31, 2001 are as follows:


                                            OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                            -------------------------------------------------------------------------------------------
      RANGE OF                NUMBER             WEIGHTED-                                NUMBER
                            OUTSTANDING           AVERAGE                              EXERCISABLE
                               AS OF             REMAINING          WEIGHTED-             AS OF            WEIGHTED-
      RANGE OF              DECEMBER 31,        CONTRACTUAL          AVERAGE            DECEMBER 31,       AVERAGE
  EXERCISE PRICES               2001                LIFE          EXERCISE PRICE          2001           EXERCISE PRICE
-------------------         ------------        -----------       --------------       -------------     --------------
$  1.167 - $  2.750          3,294,790              4.48            $    2.21           2,174,862          $   2.14
   3.000 -    3.434            148,904              5.69                 3.01              35,704              3.05
   5.486 -    6.600         12,221,723              7.08                 6.01           1,216,399              6.02
  10.203 -   19.180          3,060,976              6.81                13.75             570,392             12.33
  22.703 -   27.688            608,200              8.41                23.42              91,400             22.71
  32.420 -   39.500          1,818,000              7.32                35.50             272,000             34.30
  48.750 -   52.750            442,000              8.11                49.31             126,000             48.94
  60.125 -   79.000          1,153,000              8.42                65.90             214,600             64.93
-------------------         ----------              ----             --------           ---------          --------
$ 1.1667 - $ 79.000         22,747,593*             6.80             $  13.18           4,701,357          $  10.77
===================         ==========              ====             ========           =========          ========

         * This amount includes 9.7 million shares outstanding pursuant to the Long Term Incentive Plan.

Accounting for Stock-Based Compensation

         EchoStar has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar generally does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("FAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

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

                                                                YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                        1999                 2000               2001
                                                    ------------        ------------        ------------
Net loss attributable to common shares ......       $   (749,836)       $   (622,925)       $   (224,229)
                                                    ============        ============        ============
Basic and diluted loss per share ............       $      (1.80)       $      (1.32)       $      (0.47)
                                                    ============        ============        ============

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

         The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1999          2000         2001
                                                     ---------     ----------    ----------
Risk-free interest rate ..........................       5.38%         6.19%         4.94%
Volatility factor ................................         76%           98%           64%
Dividend yield ...................................       0.00%         0.00%         0.00%
Expected term of options .........................    6 years       6 years       6 years
Weighted-average fair value of options granted ...   $   7.14      $  30.41      $  15.75


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

8.   EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

         During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 800,000 shares of class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the class A common stock on the last business day of each calendar quarter in which such shares of class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1999, 2000 and 2001, employees purchased approximately 44,000, 58,000 and 80,000 shares of class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

         EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan for matching contributions totaled $314,000 in 1999, $1.6 million in 2000 and $429,000 in 2001. Additionally, during 1999, EchoStar 520,000 shares of its class A common stock (fair value of approximately $3 million) to the 401(k) Plan related to its 1998 discretionary contribution. During 2000, EchoStar contributed 120,000 shares of its class A common stock (fair value of approximately $6 million) to the 401(k) Plan related to its 1999 discretionary contribution. During 2001, EchoStar contributed approximately $2 million in cash to the 401 (k) Plan related to its 2000 discretionary contribution and accrued approximately $6.7 million related to its 2002 discretionary contribution.

9.   OTHER COMMITMENTS AND CONTINGENCIES

Leases

         Future minimum lease payments under noncancelable operating leases as of December 31, 2001, are as follows (in thousands):


YEAR ENDING DECEMBER 31,
2002 ...............................................       $11,918
2003 ...............................................        11,486
2004 ...............................................         9,551
2005 ...............................................         5,262
2006 ...............................................         1,623
Thereafter .........................................         3,444
                                                           -------
   Total minimum lease payments ....................       $43,284
                                                           =======

         Total rental expense for operating leases approximated $4 million, $9 million and $14 million in 1999, 2000 and 2001, respectively.

Purchase Commitments

         As of December 31, 2001, EchoStar's purchase commitments totaled approximately $79 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 2002. EchoStar expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

Fee Dispute

         EchoStar had a contingent fee arrangement with attorneys who represented EchoStar in prior litigation with The News Corporation, Ltd. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys asserted that they might be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar consistently maintained that the demand significantly overstated the amount to which the attorneys might reasonably be entitled.

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement was void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation was stayed while the arbitration proceeded. The arbitration hearing concluded on October 11, 2001. During the four week arbitration hearing, the attorneys presented a damage model for $56 million. EchoStar asserted even that amount significantly overstated the amount to which the attorneys might reasonably be entitled. During closing arguments, the attorneys presented a separate damage calculation for $111 million to the arbitration panel.

         On November 7, 2001, the arbitration panel awarded the attorneys approximately $40 million for its contingency fee under the fee agreement. In the award, the arbitration panel also dismissed EchoStar's claims against the attorneys that EchoStar had initiated in the Arapahoe County, Colorado, District Court. Pursuant to the award, approximately $8 million was to be paid within 30 days of the award with the balance to be paid in equal quarterly principal installments over four years, commencing February 1, 2002. Interest is to be paid at the prime rate (calculated as the average amount for each relevant year as published daily in the Wall Street Journal), compounded annually. As a result of this award, EchoStar recorded a charge of approximately $30 million during 2001.

         On November 30, 2001, Echostar filed a motion to vacate the award on the following grounds: (1) the award as issued violates public policy and cannot be enforced; and (2) the Panel exceeded its authority under Colorado Revised Statutes Section 13-22-214(1)(a)(III). Alternatively, EchoStar requested that the Arapahoe County District Court modify the award to correct a calculation error. The attorneys have opposed EchoStar's motion to vacate. The motion remains pending before the District Court in Arapahoe County, Colorado. There can be no assurance that EchoStar will succeed in its effort to vacate or modify the arbitration award.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries, Echosphere Corporation and Dish, Ltd. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation were subsequently added as defendants. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC.

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

         The Court in the Alberta action recently denied EchoStar's Motion to Dismiss, and EchoStar's appeal of such decision. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. EchoStar intends to vigorously defend the suit. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the U.S. District Court for the District of Colorado. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

         In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami court, and asked the court to enjoin EchoStar from providing network programming except under limited

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


circumstances. A preliminary injunction hearing was held on September 21, 1999. In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar's compliance procedures violate the Satellite Home Viewer Improvement Act ("SHVIA"). EchoStar opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the SHVA and the SHVIA. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. EchoStar appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending EchoStar's appeal. At that time, the Eleventh Circuit also expedited its consideration of EchoStar's appeal.

         Oral argument before the Eleventh Circuit was held on May 24, 2001. On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit's order indicated that the matter was to be remanded to the District Court for an evidentiary hearing. On December 28, 2001, the Eleventh Circuit denied EchoStar's request for rehearing. The Eleventh Circuit issued its mandate on January 29, 2002, remanding the case to the Florida District Court. Echostar cannot predict when an evidentiary hearing will be set before the District Court or when a trial will be set before the District Court if the Networks withdraw their request for a preliminary injunction as they have indicated they will do when the case was remanded to the District Court.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         EchoStar is considering an appeal to the United States Supreme Court. If EchoStar decides to appeal, there is no guarantee that the United States Supreme Court will agree to hear any petition filed or that EchoStar's appeal will be heard before any evidentiary hearing or trial in the District Court.

         If, after an evidentiary hearing or trial, the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to its other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit. On March 30, 2001, the Court stayed the action pending resolution of the International Trade Commission matter discussed below.

         In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of EchoStar's products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs. In January 2002, Gemstar dropped the counterclaims of patent infringement.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission ("ITC"). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases have been stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding Unites States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar's allegations of patent infringement and respondents' (EchoStar, SCI, Scientific Atlanta and Pioneer) allegations of patent misuse. A decision by the judge is expected by March 21, 2002 and a ruling by the full ITC is expected 60 days later. While the ITC cannot award damages, an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


materially modify certain user-friendly electronic programming guides and related features EchoStar currently offers to consumers. EchoStar has examined the patents in dispute and believes they are not infringed by any of its products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide seeks injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar has filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar has filed a motion for summary judgment of infringement with respect to the patents. EchoStar intends to vigorously defend this case and to press its patent misuse defenses.

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

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. The parties have completed briefing and oral argument of post-trial motions. EchoStar intends to appeal any adverse decision and plaintiffs have indicated they may appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against EchoStar in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. EchoStar has filed an answer and the case is currently in discovery. Plaintiffs filed their Motion for Class Certification on January 21, 2002. EchoStar's response is due on March 7, 2002, and the Court will conduct a hearing on class certification in early May 2002. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar denies all liability and intends to vigorously defend the lawsuit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Courts to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


PrimeTime 24 Joint Venture

         PrimeTime 24 Joint Venture filed suit against EchoStar during September, 1998 alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar's motion for summary judgment was granted with respect to PrimeTime 24's claim of interference with contractual relations and unfair competition. Plaintiff's motion for summary judgment was granted with respect to its approximate $10 million breach of contract claim for fees during the period from May 1998 through July 19, 1998. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages.

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

                                                               ECHOSTAR
                                                 DISH         TECHNOLOGIES                                     CONSOLIDATED
                                               NETWORK        CORPORATION      ALL OTHER     ELIMINATIONS         TOTAL
                                              -----------     ------------    -----------    ------------      ------------
YEAR ENDED DECEMBER 31, 1999
  Revenue .............................       $ 1,390,074     $   160,276     $    53,876     $    (1,385)     $ 1,602,841
  Depreciation and amortization .......            97,150           4,434          11,648              (4)         113,228
  Total expenses ......................         1,634,251         165,238         155,440          (4,997)       1,949,932
  EBITDA ..............................          (147,026)           (528)        (28,857)          3,608         (172,803)
  Interest income .....................            26,506               1             143            (471)          26,179
  Interest expense, net of interest
     capitalized ......................          (201,356)           (253)           (475)            471         (201,613)
  Income tax benefit (provision), net .                --             (46)           (108)             --             (154)
  Net income (loss) ...................          (765,925)        (31,883)          4,961              --         (792,847)

YEAR ENDED DECEMBER 31, 2000
  Revenue .............................       $ 2,417,533     $   207,945     $    93,183     $    (3,441)     $ 2,715,220
  Depreciation and amortization .......           160,910           5,338          19,108              --          185,356
  Total expenses ......................         2,755,965         197,073         194,363          (8,115)       3,139,286
  EBITDA ..............................          (177,522)         16,210         (30,607)          4,674         (187,245)
  Interest income .....................            79,724              --             340            (331)          79,733
  Interest expense, net of interest
     capitalized ......................          (267,650)           (233)           (438)            331         (267,990)
  Income tax benefit (provision), net .               (48)            (32)           (475)             --             (555)
  Net income (loss) ...................          (703,229)           (155)         53,267            (209)        (650,326)

YEAR ENDED DECEMBER 31, 2001
  Revenue .............................       $ 3,683,156     $   189,150     $   133,426     $    (4,594)     $ 4,001,138
  Depreciation and amortization .......           243,810           6,682          28,160              --          278,652
  Total expenses ......................         3,273,670         188,699         331,061          (4,594)       3,788,836
  EBITDA ..............................           653,296           7,134        (149,303)             --          511,127
  Interest income .....................            96,372              --           1,571            (272)          97,671
  Interest expense, net of interest
     capitalized ......................          (370,331)           (211)         (1,095)            272         (371,365)
  Income tax benefit (provision), net .               (51)             --          (1,403)             --           (1,454)
  Net income (loss) ...................          (231,053)         (7,478)         23,033              --         (215,498)

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Geographic Information (in thousands) and Transaction with Major Customers

                                      UNITED STATES       EUROPE           TOTAL
                                      -------------     ----------       ----------
1999
Total revenue ..................       $1,579,992       $   22,849       $1,602,841
Long-lived assets ..............        2,059,242            3,099        2,062,341

2000
Total revenue ..................       $2,667,133       $   48,087       $2,715,220
Long-lived assets ..............        2,217,741            3,546        2,221,287

2001
Total revenue ..................       $3,903,607       $   97,531       $4,001,138
Long-lived assets ..............        2,595,542            4,879        2,600,421

         Revenues are attributed to geographic regions based upon the location from which the sale originated. United States revenue includes transactions made to both United States and International customers. Europe revenue includes transactions made customers in Europe, Africa and the Middle East. During the years ended December 31, 1999, 2000 and 2001, United States revenue included export sales to two international customers which totaled $126 million, $187 million and $176 million, respectively. These international sales accounted for approximately 8%, 7% and 4% of EchoStar's total revenue during each of the three years ended December 31, 2001, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation business unit.

11.  SUMMARY FINANCIAL INFORMATION OF EQUITY METHOD INVESTEE


         EchoStar originally invested $50 million in StarBand Communications Inc. in April 2000. Effective September 27, 2001, EchoStar invested an additional $50 million in StarBand, increasing its equity interest from approximately 19% to approximately 32%. As a result of the increased equity stake, this investment is now accounted for using the equity method of accounting. As required by APB Opinion No. 18, the equity method accounting was retroactively applied back to April 2000, the date of EchoStar's original investment in StarBand.

         Summarized financial information for StarBand has been derived from StarBand's audited financial statements as of and for the years ended December 31, 2000 and 2001, which were audited by other auditors (whose reports expressed substantial doubt regarding StarBand's ability to continue as a going concern) and is as follows (in thousands):

                                                                   PERIOD FROM
                                                                 JANUARY 11, 2000
                                                                   (INCEPTION)
                                                               THROUGH DECEMBER 31,    AS OF DECEMBER 31,
                                                                       2000                   2001
                                                               --------------------    ------------------
BALANCE SHEET DATA:
   Current assets ..........................................       $104,251                $ 35,738
   Noncurrent assets .......................................        113,327                  33,567
   Current liabilities .....................................         82,230                 114,869
   Noncurrent liabilities ..................................        142,165                 109,482
   Mandatorily redeemable convertible preferred stock ......        153,426                 238,394



                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       2000              2001
                                                     ---------        ---------
STATEMENT OF OPERATIONS DATA:
   Total revenues ............................       $     394        $  36,630
   Total operating expenses ..................         140,019          231,486
   Net loss ..................................        (139,531)        (205,553)

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12.   VALUATION AND QUALIFYING ACCOUNTS

         EchoStar's valuation and qualifying accounts as of December 31, 1999, 2000 and 2001 are as follows (in thousands):

                                                        BALANCE AT     CHARGED TO
                                                       BEGINNING OF     COSTS AND                    BALANCE AT
                                                           YEAR          EXPENSES    DEDUCTIONS     END OF YEAR
                                                       ------------    ----------    ----------     -----------
YEAR ENDED DECEMBER 31, 1999:
  Assets:
    Allowance for doubtful accounts ..............       $  2,996       $ 23,481       $(13,368)       $ 13,109
    Loan loss reserve ............................          2,011            100           (272)          1,839
    Reserve for inventory ........................          5,181          1,785         (3,019)          3,947
  Liabilities:
    Reserve for warranty costs and other .........            275             --            (65)            210

YEAR ENDED DECEMBER 31, 2000:
  Assets:
    Allowance for doubtful accounts ..............       $ 13,109       $ 45,985       $(27,853)       $ 31,241
    Loan loss reserve ............................          1,839             66           (346)          1,559
    Reserve for inventory ........................          3,947          6,357           (398)          9,906
  Liabilities:
    Reserve for warranty costs and other .........            210             --             --             210

YEAR ENDED DECEMBER 31, 2001:
  Assets:
    Allowance for doubtful accounts ..............       $ 31,241       $ 59,725       $(68,196)       $ 22,770
    Loan loss reserve ............................          1,559             67            (35)          1,591
    Reserve for inventory ........................          9,906         12,204         (8,863)         13,247
  Liabilities:
    Reserve for warranty costs and other .........            210            773           (316)            667

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         EchoStar's quarterly unaudited results of operations are summarized as follows (in thousands, except per share amounts):


                                                                       THREE MONTHS ENDED
                                               --------------------------------------------------------------------
                                                MARCH 31            JUNE 30          SEPTEMBER 30       DECEMBER 31
                                               -----------        -----------        ------------       -----------
                                                                            (Unaudited)
Year Ended December 31, 2000:
  Total revenue ........................       $   565,721        $   646,129        $   697,972        $   805,398
  Operating loss .......................          (142,017)           (86,231)           (82,082)          (113,736)
  Net loss .............................          (185,130)          (138,963)          (142,049)          (184,184)
  Basic and diluted loss per share .....       $     (0.40)       $     (0.30)       $     (0.30)       $     (0.39)

Year Ended December 31, 2001:
  Total revenue ........................       $   861,930        $   966,272        $ 1,022,506        $ 1,150,430
  Operating income (loss) ..............           (15,183)            63,913             75,472             88,100
  Net income (loss) ....................          (169,867)            (5,855)             3,095            (42,871)
  Basic and diluted income (loss)
     per share .........................       $     (0.36)       $     (0.01)       $      0.01        $     (0.09)

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


14.  SUBSEQUENT EVENTS

Strategic Alliance with Vivendi Universal and Sale of Series D Convertible Preferred Stock

         On January 22, 2002, a subsidiary of Vivendi Universal acquired 5,760,479 shares of EchoStar series D convertible preferred stock for $1.5 billion, or approximately $260.40 per share. Each share of the series D preferred stock has the same economic (other than liquidation) and voting rights as ten shares of EchoStar class A common stock into which it is convertible and has a liquidation preference equal to approximately $260.40 per share. Immediately prior to the consummation of the Hughes merger, the series D preferred stock will convert into shares of EchoStar class A common stock, which will then be exchanged for shares of class A common stock of the surviving corporation in the Hughes merger. The series D preferred stock is also convertible into shares of EchoStar's class A common stock at any time at the option of the holder and automatically upon the occurrence of certain other specified events. EchoStar currently expects that the series D preferred stock and related features, discussed below, will be classified as temporary equity on its balance sheets.

         In connection with the purchase of the series D convertible preferred stock, Vivendi Universal also received contingent value rights, intended to provide protection against any downward price movements in the class A common stock to be issued upon conversion of the series D convertible preferred stock. The maximum payment under the rights is $225 million if the Hughes merger is completed and the price of our class A common stock falls below $26.04 per share on the date specified below , or $525 million if the Hughes merger is not completed and the price of our class A common stock falls below $26.04 per share on the date specified below. Any amount owing under these rights would be settled three years after completion of the Hughes merger, except in certain limited circumstances. In addition, if the Hughes merger is not consummated, these rights will be settled 30 months after the acquisition of Hughes' 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement. The contingent value rights will be recorded as of the date of consummation of the investment and will be periodically adjusted to the current settlement amount of the contingent value rights, based on the current price of the class A common stock, through a charge to retained earnings. Future non-cash charges or credits to retained earnings related to adjustments to the contingent value rights will impact EchoStar's net income (loss) available to common shareholders.

         In addition, the conversion price for the series D convertible preferred stock was set at $26.04 upon execution of the investment agreement on December 14, 2001. However, the investment was not consummated until January 22, 2002, when the price of EchoStar's class A common stock was $26.58. Since the price as of the date of consummation of the investment was above the set conversion price and since consummation of the investment was contingent on regulatory approval, the series D preferred stock was issued with a beneficial conversion feature. This feature requires the difference between the conversion price and the price as of the date of consummation to be recorded as a discount on the series D preferred stock. This discount of $0.54 per share will be charged to retained earnings as of the date of issuance of the series D preferred stock. Future non-cash charges to retained earnings related to the amortization of the series D preferred stock discount will have a negative impact on Echostar's net income (loss) available to common shareholders.

         The issuance costs related to the series D preferred stock will be recorded as a reduction of the carrying value of the series D preferred stock and corresponding contingent value rights and will be immediately charged to retained earnings upon issuance of the series D preferred stock, which will have a negative impact on EchoStar's net income (loss) available to common shareholders.

         In addition, Vivendi Universal and EchoStar announced an eight-year strategic alliance in which Vivendi Universal will develop and provide EchoStar's DISH Network customers in the U.S. a variety of programming and interactive television services.

         As part of this alliance, Vivendi Universal plans to offer EchoStar's DISH Network customers five new non-exclusive channels of basic and niche programming content. Vivendi Universal will also offer expanded pay-per-view and video-on-demand movies. These services are expected to begin to launch in the fall of 2002. Customary fees per subscriber will be paid by EchoStar. Vivendi Universal and EchoStar will also work together on a new programming initiative

                       ECHOSTAR COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to develop new non-exclusive satellite-delivered broadband channels featuring interactive games, movies, sports, education, and music to be launched within a three-year period following consummation of the agreement.

         Also as part of the alliance, EchoStar will integrate Vivendi Universal's advanced, interactive middleware technology, MediaHighway, a Canal+Technology, as a non-exclusive middleware solution that will provide DISH Network customers using personal video records unique interactive television services, such as movies from Vivendi Universal and music from Universal Music Group.

EchoStar III

         During January 2002, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. The operation of the satellite was quickly restored. Including the five transponders pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of twelve transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. In addition, EchoStar is only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders).

EchoStar VII

         EchoStar VII was launched on February 21, 2002 from Cape Canaveral, Florida. EchoStar VII will be tested at the 129 degree orbital location and will then be moved to the 119 degree orbital location for commercial service. Assuming successful completion of in-orbit testing, EchoStar VII is expected to commence commercial service at the 119 degree orbital location during the second quarter of 2002. EchoStar VII is planned to replace the capacity of the EchoStar IV satellite, which has experienced a series of anomalies materially impacting its functionality. Operating from the 119 degree orbital location, EchoStar VII, assuming successful completion of in-orbit testing, will also provide local channels by satellite to consumers in Alaska and Hawaii. EchoStar VII, together with EchoStar VIII which is expected to launch this summer, will also improve spectrum efficiency, enhance the quality of video channels for all DISH Network customers, provide a broader array of programming choices to consumers in Alaska and Hawaii, and increase in-orbit backup capacity.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  3.1(a)+         Amended and Restated Articles of Incorporation of EchoStar.

  3.1(b)* Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K, dated January 23, 2002, of EchoStar, Commission File No.
                  0-26176).

  3.2(a)*         Articles of Incorporation of EchoStar Broadband Corporation
                  ("EBC") (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-4 of EBC, Registration No.
                  333-52756).

  3.2(b)* Bylaws of EBC (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-4 of EBC, Registration
                  No. 333-52756).

  3.3(a)*         Articles of Incorporation of EchoStar DBS Corporation ("DBS
                  Corp.") (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DBS Corp., Registration
                  No. 333-31929).

  3.3(b)*         Bylaws of DBS Corp. (incorporated by reference to Exhibit
                  3.4(b) to the Registration Statement on Form S-4 of DBS Corp.,
                  Registration No. 333-31929).

  4.1*            Warrant Agreement between EchoStar and First Trust, as Warrant
                  Agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Dish Ltd., Registration
                  No. 33-76450).

  4.2* Security Agreement in favor of First Trust, as trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form
                  S-1 of Dish Ltd., Registration No. 33-76450).

  4.3*            Escrow and Disbursement Agreement between Dish Ltd. and First
                  Trust (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 of Dish, Registration No.
                  33-76450).

  4.4* Pledge Agreement in favor of First Trust, as trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form
                  S-1 of Dish Ltd., Registration No. 33-76450).


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

  4.7*            Indenture of Trust, relating to DBS Corp.'s 9 1/4% Senior
                  Notes due 2006 ("Seven Year Notes"), dated as of January 25,
                  1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank Trust National Association ("U.S. Bank"), as trustee
                  (incorporated by reference to Exhibit 4.1 to the Registration
                  Statement on Form S-4 of DBS Corp., Registration No.
                  333-71345).

  4.8*            Indenture of Trust, relating to DBS Corp.'s 9 3/8% Senior
                  Notes due 2009 ("Ten Year Notes"), dated as of January 25,
                  1999, among DBS Corp., the Guarantors (as defined therein) and U.S. Bank, as trustee (incorporated by reference to Exhibit
                  4.3 to the Registration Statement on Form S-4 of DBS Corp.,
                  Registration No. 333-71345).

  4.9*            Registration Rights Agreement, relating to the Seven Year
                  Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein)
                  (incorporated by reference to Exhibit 4.5 to the Registration
                  Statement on Form S-4 of DBS Corp., Registration No.
                  333-71345).

  4.10* Registration Rights Agreement, relating to the Ten Year Notes, dated as of January 25, 1999, by and among DBS Corp., the Guarantors and the Initial Purchasers (as defined therein)
                  (incorporated by reference to Exhibit 4.6 to the Registration
                  Statement on Form S-4 of DBS Corp., Registration No.
                  333-71345).

  4.11* Indenture relating to 4 7/8% Convertible Subordinated Notes due 2007, dated as of December 8, 1999, between EchoStar
                  Communications Corporation and U.S. Bank Trust National
                  Association, as trustee, (incorporated by reference to Exhibit
                  4.1 to the Registration Statement on Form S-3 of EchoStar
                  Communications Corporation, Registration No. 333-31894).

  4.12*           Registration Rights Agreement, relating to the 47/8 %
                  Convertible Subordinated Notes Due 2007, dated as of December
                  8, 1999, by and among EchoStar Communications Corporation and the initial purchasers (incorporated by reference to Exhibit
                  4.2 to the Registration Statement on Form S-3 of EchoStar
                  Communications Corporation, Registration No. 333-31894).

  4.13* Indenture relating to 10 3/8% Senior Notes due 2007, dated as of September 25, 2000, between EchoStar Broadband Corporation and U.S. Bank Trust National Association, as trustee
                  (incorporated by reference to Exhibit 4.1 to the Quarterly
                  Report on Form 10-Q of EchoStar for the quarter ended
                  September 30, 2000, Commission File No.0-26176).

  4.14* Registration Rights Agreement dated as of September 25, 2000, by and among EchoStar Broadband Corporation, Donaldson, Lufkin
                  & Jenrette Securities Corporation, Banc of America Securities
                  LLC, Credit Suisse First Boston Corporation and ING Barings
                  LLC (incorporated by reference to Exhibit 4.2 to the Quarterly
                  Report on Form 10-Q of EchoStar for the quarter ended
                  September 30, 2000, Commission File No.0-26176).

  4.15*           Indenture, relating to the 5 3/4% Convertible Subordinated
                  Notes Due 2008, dated as of May 31, 2001 between EchoStar
                  Communications Corporation and U.S. Bank Trust National
                  Association, as Trustee (incorporated by reference to Exhibit
                  4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).


  4.16*           Registration Rights Agreement, relating to the 5 3/4%
                  Convertible Subordinated Notes Due 2008, dated as of May 31,
                  2001, by and between EchoStar Communications Corporation and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

  4.17+ Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EchoStar DBS Corporation and
                  U.S. Bank Trust National Association, as Trustee.

  4.18+           Registration Rights Agreement, relating to the 9 1/8% Senior
                  Notes Due 2009, dated as of December 28, 2001, by and among EchoStar DBS Corporation and Deutsche Banc Alex. Brown, Inc.,
                  Credit Suisse First Boston Corporation, Lehman Brothers Inc.
                  and UBS Warburg LLC.

  4.19+ Certificate of Withdrawal Withdrawing the Series A, Series B and Series C Preferred Stock Designations of EchoStar.

  4.20+           Series D Mandatorily Convertible Participating Preferred Stock
                  Certificate of Designation of EchoStar.

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

  10.14*          Purchase Agreement, dated November 30, 1998, by and among
                  American Sky Broadcasting, LLC ("ASkyB"), The News Corporation
                  Limited ("News Corporation"), MCI Telecommunications
                  Corporation and EchoStar (incorporated by reference to Exhibit
                  10.1 to the Current Report on Form 8-K filed by EchoStar on December 1, 1998, Commission File No. 0-26176).

  10.15*          Voting Agreement, dated November 30, 1998, among EchoStar,
                  AskyB, News Corporation and MCI Telecommunications Corporation
                  (incorporated by reference to Exhibit 10.3 to the Current
                  Report on Form 8-K of EchoStar, filed as of December 1, 1998,
                  Commission File No. 0-26176).

  10.16* Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission
                  File No. 0-26176).

  10.17*          First Amendment, dated June 23, 1999, to the Purchase
                  Agreement dated November 30, 1998, by and among American Sky
                  Broadcasting, LLC, The News Corporation Limited, MCI
                  Telecommunications Corporation, and EchoStar Communications
                  Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July 2,
                  1999, Commission File No. 0-26176).

  10.18* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI
                  Telecommunications Corporation, American Sky Broadcasting,
                  LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

  10.19* Satellite Construction Contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin
                  Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

  10.20* Satellite Construction Contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral
                  Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

  10.21* Satellite Construction Contract dated as of February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral
                  Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

  10.22*          Agreement dated as of February 22, 2000, between EchoStar
                  Orbital Corporation and Loral Skynet, a division of Loral
                  SpaceCom Corporation (incorporated by reference to Exhibit
                  10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

  10.23*          Contract for Launch Services, dated January 31, 2001, between
                  Lockheed Martin's International Launch Services and EchoStar
                  Orbital Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2001, Commission File No.0-26176).


  10.24*          Modification Nos. 1-7 to the Satellite Contract (EchoStar VII
                  - 119 degree West Longitude) dated January 27, 2000, between
                  Lockheed Martin Corporation and EchoStar Orbital Corporation
                  (incorporated by reference to Exhibit 10.1 to the Quarterly
                  Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

  10.25*          Amended and Restated Contract dated February 1, 2001, between
                  EchoStar Orbital Corporation and Space Systems/Loral, Inc.,
                  EchoStar VIII Satellite Program (110 degree West Longitude)
                  (incorporated by reference to Exhibit 10.2 to the Quarterly
                  Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

  10.26* Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral
                  Inc., EchoStar IX Satellite Program (121 degree West
                  Longitude) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

  10.27* Agreement and Plan of Merger, dated October 28, 2001, by and between EchoStar and Hughes Electronics Corporation
                  (incorporated by reference to Exhibit 99.1 to the Current
                  Report on Form 8-K of EchoStar, filed as of October 31, 2001,
                  Commission File No. 0-26176).

  10.28*          Implementation Agreement, dated October 28, 2001, by and among
                  General Motors Corporation, Hughes Electronics Corporation and
                  EchoStar (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar, filed as of October
                  31, 2001, Commission File No. 0-26176).

  10.29*          Stock Purchase Agreement, dated October 28, 2001, among
                  EchoStar, Hughes Electronics Corporation, Hughes
                  Communications Galaxy, Inc., Hughes Communications Satellite
                  Services, Inc. and Hughes Communications Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of EchoStar, filed as of October 31, 2001, Commission File No.
                  0-26176).

  10.30*          Separation Agreement, dated October 28, 2001, by and between
                  General Motors Corporation and Hughes Electronics Corporation
                  (incorporated by reference to Exhibit 99.4 to the Current
                  Report on Form 8-K of EchoStar, filed as of October 31, 2001,
                  Commission File No. 0-26176).

  10.31*          Investment Agreement, dated December 14, 2001, between
                  EchoStar and Vivendi Universal, S.A., and exhibits
                  (incorporated by reference to Exhibit 99.1 to the Current
                  Report on Form 8-K of EchoStar, filed as of December 20, 2001,
                  Commission File No. 0-26176).

  10.32* Stockholder Voting Agreement, dated December 14, 2001, by and among Charles W. Ergen, The Samburu Warrior Revocable Trust and Vivendi Universal, S.A. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar, filed as of December 20, 2001, Commission File No. 0-26176).

  10.33+          Modification No. 8 to the Satellite Contract (EchoStar VII -
                  119 degree West Longitude) dated October 12, 2001, between
                  Lockheed Martin Corporation and EchoStar Orbital Corporation.

  10.34+          Modification No. 9 to the Satellite Contract (EchoStar VII -
                  119 degree West Longitude) dated October 16, 2001, between
                  Lockheed Martin Corporation and EchoStar Orbital Corporation.

  10.35+ Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001.

  10.36+          Modification No. 10 to the Satellite Contract (EchoStar VII -
                  119 degree West Longitude) dated December 12, 2001, between
                  Lockheed Martin Corporation and EchoStar Orbital Corporation.

  21+             Subsidiaries of EchoStar Communications Corporation.


  23.1+           Consent of Arthur Andersen LLP, Independent Public Accountants

  23.2+           Consent of Ernst & Young LLP, Independent Public Accountants

  24.1+           Powers of Attorney authorizing signature of Cantey Ergen,
                  Raymond L. Friedlob, O. Nolan Daines, Peter A. Dea and
                  Jean-Marie Messier.

----------

*   Incorporated by reference.

**  Constitutes a management contract or compensatory plan or arrangement.

+   Filed herewith.