Form 10-Q
period 2002-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2002-05-02
CIK 1001082

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

AS OF APRIL 29, 2002, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 241,642,584 SHARES OF CLASS A COMMON STOCK AND 238,435,208 SHARES OF CLASS B COMMON STOCK.


================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 2001 and March 31, 2002 (Unaudited).................................................      1

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2001 and 2002 (Unaudited)...........................................      2

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2001 and 2002 (Unaudited)...........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............     17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................     27


                                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     29

Item 2.  Changes in Securities and Use of Proceeds..........................................................     34

Item 3.  Defaults Upon Senior Securities....................................................................   None

Item 4.  Submission of Matters to a Vote of Security Holders................................................   None

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     36

                       ECHOSTAR COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   DECEMBER 31,      MARCH 31,
                                                                                       2001            2002
                                                                                   ------------    ------------
                                                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...................................................   $  1,677,889    $  2,319,439
   Marketable investment securities ............................................      1,150,408       2,003,315
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $22,770 and $22,030, respectively .........................................        318,128         292,506
   Insurance receivable ........................................................        106,000         106,000
   Inventories .................................................................        190,747         178,153
   Other current assets ........................................................         68,795          77,700
                                                                                   ------------    ------------
Total current assets ...........................................................      3,511,967       4,977,113
Restricted cash ................................................................          1,288           4,249
Cash reserved for satellite insurance (Note 6) .................................        122,068         175,598
Property and equipment, net ....................................................      1,904,012       1,949,197
FCC authorizations, net ........................................................        696,409         696,409
Other noncurrent assets ........................................................        283,942         224,303
                                                                                   ------------    ------------
     Total assets ..............................................................   $  6,519,686    $  8,026,869
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Trade accounts payable ......................................................   $    254,868    $    237,785
   Deferred revenue ............................................................        359,424         383,135
   Accrued expenses ............................................................        859,293         916,676
   Current portion of long-term debt ...........................................         14,782          14,725
                                                                                   ------------    ------------
Total current liabilities ......................................................      1,488,367       1,552,321

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes .....................................................        375,000         375,000
   9 3/8% Ten Year Notes .......................................................      1,625,000       1,625,000
   10 3/8% Seven Year Notes ....................................................      1,000,000       1,000,000
   9 1/8% Seven Year Notes .....................................................        700,000         700,000
   4 7/8%  Convertible Notes ...................................................      1,000,000       1,000,000
   5 3/4% Convertible Notes ....................................................      1,000,000       1,000,000
   Mortgages and other notes payable, net of current portion ...................          6,480          21,295
   Long-term deferred distribution and carriage revenue and other long-term
     liabilities ..............................................................         102,611         105,040
                                                                                   ------------    ------------
Total long-term obligations, net of current portion ............................      5,809,091       5,826,335
                                                                                   ------------    ------------
     Total liabilities .........................................................      7,297,458       7,378,656

Commitments and Contingencies (Note 8)

Series D Convertible Preferred Stock and contingent value rights (Note 3) ......             --       1,510,741

Stockholders' Deficit:
   Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized,
     241,015,004 and 241,398,381 shares issued and outstanding, respectively ...          2,410           2,414
   Class B Common Stock, $.01 par value, 800,000,000 shares authorized,
     238,435,208 shares issued and outstanding .................................          2,384           2,384
   Class C common Stock, $.01 par value, 800,000,000 shares authorized, none
     outstanding ...............................................................             --              --
   Additional paid-in capital ..................................................      1,709,797       1,740,041
   Deferred stock-based compensation ...........................................        (25,456)        (20,712)
   Accumulated other comprehensive loss ........................................          3,594         (19,147)
   Accumulated deficit .........................................................     (2,470,501)     (2,567,508)
                                                                                   ------------    ------------
Total stockholders' deficit ....................................................       (777,772)       (862,528)
                                                                                   ------------    ------------
     Total liabilities and stockholders' deficit ...............................   $  6,519,686    $  8,026,869
                                                                                   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                    -------------------------------
                                                                        2001               2002
                                                                    ------------       ------------
REVENUE:
   DISH Network:
     Subscription television services ...........................   $    794,448       $  1,016,057
     Other ......................................................          2,483              2,827
                                                                    ------------       ------------
   Total DISH Network ...........................................        796,931          1,018,884
   DTH equipment sales ..........................................         41,019             57,050
   Other ........................................................         23,980             28,534
                                                                    ------------       ------------
Total revenue ...................................................        861,930          1,104,468

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ................................        316,335            408,227
     Customer service center and other ..........................         64,782             82,851
     Satellite and transmission .................................          9,095             13,178
                                                                    ------------       ------------
   Total DISH Network operating expenses ........................        390,212            504,256
   Cost of sales - DTH equipment ................................         28,836             39,376
   Cost of sales - other ........................................         15,929             16,201
   Marketing:
     Subscriber promotion subsidies - cost of sales
       (exclusive of depreciation included below) ...............        128,315            100,935
     Subscriber promotion subsidies - other .....................        144,916            133,370
     Advertising and other ......................................         26,927             37,323
                                                                    ------------       ------------
   Total marketing expenses .....................................        300,158            271,628
   General and administrative ...................................         75,672             94,525
   Non-cash, stock-based compensation ...........................          7,456              1,666
   Depreciation and amortization ................................         58,850             81,537
                                                                    ------------       ------------
Total costs and expenses ........................................        877,113          1,009,189
                                                                    ------------       ------------

Operating income (loss) .........................................        (15,183)            95,279

Other Income (Expense):
   Interest income ..............................................         24,564             29,803
   Interest expense .............................................        (83,097)          (129,243)
   Other ........................................................        (96,102)           (34,222)
                                                                    ------------       ------------
Total other income (expense) ....................................       (154,635)          (133,662)
                                                                    ------------       ------------

Loss before income taxes ........................................       (169,818)           (38,383)
Income tax provision, net .......................................            (49)              (225)
                                                                    ------------       ------------
Net loss ........................................................       (169,867)           (38,608)

6 3/4% Series C Cumulative Convertible Preferred Stock
   dividends ....................................................           (178)                --
Accretion  of Series D Convertible Preferred Stock (Note 3) .....             --            (61,860)
Change in valuation of contingent value rights (Note 3) .........             --              3,461
                                                                    ------------       ------------
Numerator for basic and diluted loss per share - loss
   attributable to common shareholders ..........................   $   (170,045)      $    (97,007)
                                                                    ============       ============
Denominator for basic and diluted loss per share -
   weighted-average common shares outstanding ...................        474,563            479,731
                                                                    ============       ============

Net loss per common share:
                                                                    ------------       ------------
   Basic and diluted net loss ...................................   $      (0.36)      $      (0.20)
                                                                    ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------
                                                                                            2001              2002
                                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................................     $   (169,867)     $    (38,608)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliates .................................................           12,826             8,012
   Realized and unrealized loss (gain) on investments .............................           81,803            24,051
   Deferred stock-based compensation recognized ...................................            7,456             1,666
   Recognition of bridge commitment fees from reduction of bridge financing
     commitments (Note 7) .........................................................               --            14,864
   Depreciation and amortization ..................................................           58,850            81,537
   Amortization of debt discount and deferred financing costs .....................            1,878             2,937
   Change in long-term deferred distribution and carriage revenue and other
     long-term liabilities ........................................................           19,645             2,429
   Other, net .....................................................................            1,724             1,736
   Changes in current assets and current liabilities, net .........................          (34,638)           93,212
                                                                                        ------------      ------------
Net cash flows from operating activities ..........................................          (20,323)          191,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities .....................................         (706,698)       (1,383,379)
Sales of marketable investment securities .........................................          820,126           509,978
Purchases of property and equipment ...............................................         (148,600)         (102,910)
Cash reserved for satellite insurance (Note 6) ....................................               --           (59,680)
Change in cash reserved for satellite insurance due to depreciation on related
   satellites (Note 6) ............................................................            4,098             6,150
Capitalized merger-related costs ..................................................               --            (5,448)
Other .............................................................................           (1,675)             (344)
                                                                                        ------------      ------------
Net cash flows from investing activities ..........................................          (32,749)       (1,035,633)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series D Convertible Preferred Stock ................               --         1,483,477
Repayments of mortgage indebtedness and notes payable .............................           (3,984)             (242)
Net proceeds from Class A Common Stock options exercised and Class A Common
   Stock issued to Employee Stock Purchase Plan ...................................            1,497             2,189
Other .............................................................................             (178)              (77)
                                                                                        ------------      ------------
Net cash flows from financing activities ..........................................           (2,665)        1,485,347
                                                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents ..............................          (55,737)          641,550
Cash and cash equivalents, beginning of period ....................................          856,818         1,677,889
                                                                                        ------------      ------------
Cash and cash equivalents, end of period ..........................................     $    801,081      $  2,319,439
                                                                                        ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   6 3/4% Series C Cumulative Convertible Preferred Stock dividends ...............     $        178      $         --
   Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to
     Class A common stock .........................................................              989                --
   Forfeitures of deferred non-cash, stock-based compensation .....................              600             3,078
   Capitalized interest ...........................................................            4,177             8,740
   Satellite vendor financing .....................................................               --            15,000




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       ECHOSTAR COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

         The operations of EchoStar Communications Corporation ("ECC," and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, "EchoStar" or the "Company") include two interrelated business units:

         o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States; and

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"). Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Comprehensive Income (Loss)

         The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   --------------------------
                                                                                      2001            2002
                                                                                   ----------      ----------
                                                                                          (Unaudited)
Net loss .....................................................................     $ (169,867)     $  (38,608)
Unrealized holding losses on available-for-sale securities arising during
   period ....................................................................           (385)        (30,233)
Reclassification adjustment for impairment losses on available-for-sale
   securities included in net loss ...........................................         32,403           7,492
                                                                                   ----------      ----------
Comprehensive loss ...........................................................     $ (137,849)     $  (61,349)
                                                                                   ==========      ==========

         Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

Basic and Diluted Loss Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128") requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or warrants were exercised or convertible securities were converted to common stock, resulting in the issuance of common stock that then would share in any earnings of the Company. We had net losses for the three months ending March 31, 2001 and 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive.

         As of March 31, 2001 and 2002, options to purchase a total of approximately 24,825,000 and 22,164,000 shares of Class A common stock were outstanding, respectively. As of March 31, 2002, the 4 7/8% Convertible Subordinated Notes and the 5 3/4% Convertible Subordinated Notes were convertible into approximately 22 million shares and approximately 23 million shares of Class A common stock, respectively. In addition, approximately 57.6 million shares of Class A common stock were issuable upon conversion of the Series D convertible preferred stock as of March 31, 2002.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, EchoStar adopted the provisions of FAS 142 and ceased amortization of goodwill and intangible assets with indefinite lives, including FCC authorizations. As a result of the application of FAS 142, amortization expense of $19 million associated with goodwill and intangible assets with indefinite lives, including FCC authorizations, will not be charged to the statement of operations in 2002. In accordance with FAS 142, EchoStar has tested its intangible assets with indefinite lives, including FCC authorizations, for impairment as of the date of adoption and determined that there was no impairment.

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)



3. VIVENDI UNIVERSAL

         As previously disclosed in EchoStar's 2001 10-K, in connection with its purchase of Series D convertible preferred stock during January 2002, Vivendi Universal received contingent value rights. The maximum payment under the rights is $225 million if the Hughes merger is completed and the price of EchoStar's class A common stock is below $26.04 per share during a 20 trading day period preceding the three-year settlement date specified below, or $525 million if the Hughes merger is not completed and the price of EchoStar's class A common stock is below $26.04 per share during a 20 trading day period preceding the 30 month settlement date specified below. Any amount owing under these rights would be settled three years after completion of the Hughes merger, except in certain limited circumstances. In addition, if the Hughes merger is not consummated, these rights will be settled 30 months after the acquisition of Hughes' 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement. The contingent value rights, initially valued at approximately $30.7 million, were recorded as a charge to retained earnings as of the date of consummation of the investment on January 22, 2002. The contingent value rights are periodically adjusted to the current settlement amount, based on their current estimated fair value, through a charge or credit to retained earnings. For the three months ended March 31, 2002, EchoStar recorded a credit to retained earnings of approximately $3.5 million to reduce the carrying value of the contingent value rights to their current estimated fair value. The non-cash charges or credits to retained earnings related to adjustments to the contingent value rights are a component of EchoStar's net income (loss) available to common shareholders.

         In addition, the conversion price for the Series D convertible preferred stock was set at $26.04 upon execution of the investment agreement on December 14, 2001. However, the investment was not consummated until January 22, 2002, when the price of EchoStar's class A common stock was $26.58. Since the price as of the date of consummation of the investment was above the set conversion price and since consummation of the investment was contingent on regulatory approval, the Series D preferred stock was deemed to be issued with a beneficial conversion feature. This feature required the difference between the conversion price and the price as of the date of consummation to be recorded as a discount on the Series D convertible preferred stock. The Series D convertible preferred stock was accreted to its conversion value through a charge to retained earnings equal to the discount of approximately $31.1 million as of the date of issuance since the Series D convertible preferred stock is immediately convertible at the holder's option.

         The issuance costs of approximately $16.5 million related to the Series D convertible preferred stock were recorded as a discount on the Series D convertible preferred stock. However, since the Series D convertible preferred stock is redeemable at the holder's option upon a change of control, as defined in the related agreement, and the redemption price of the Series D convertible preferred stock exceeds the discounted carrying value, the discount would be charged to retained earnings to restore the Series D convertible preferred stock to its redemption value if redemption of the Series D convertible preferred stock became probable. As of March 31, 2002, redemption of the Series D convertible preferred stock is not probable and thus no charge to retained earnings is necessary.

4. MARKETABLE AND NON-MARKETABLE INVESTMENT SECURITIES

         EchoStar currently classifies all marketable investment securities as available-for-sale. The fair market value of the majority of EchoStar's marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. However, for certain marketable securities, related unrealized gains and losses are reported as a separate component of stockholders' deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized losses totaled approximately $19 million as of March 31, 2002.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. EchoStar evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)




investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. As a result of EchoStar's quarterly evaluations, during the three months ended March 31, 2002 EchoStar recorded an aggregate charge to earnings for other than temporary declines in the fair market value of its marketable investment securities of approximately $7 million. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. If the fair market value of EchoStar's marketable securities portfolio does not increase to cost basis or if EchoStar becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, EchoStar may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

         EchoStar also has made strategic equity investments in certain non-marketable investment securities which are not publicly traded. EchoStar's ability to create realizable value for its strategic investments in companies that are not public is dependent on the success of their business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that EchoStar will not be able to sell these investments, or that when EchoStar desires to sell them that it will not be able to obtain full value for them. EchoStar has a strategic investment in StarBand Communications, Inc. StarBand has minimal cash on hand and has significant vendor and bank obligations. In addition, StarBand's ability to raise additional capital in the future is currently uncertain, and attempts to date have been unsuccessful. As a result of these and other factors, StarBand's independent public accountants have expressed uncertainty as to StarBand's ability to continue as a going concern in the 2001 StarBand audit opinion. Further, during April 2002, EchoStar changed its sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. StarBand is therefore currently responsible for any equipment subsidies to its subscribers, which increases its on-going cash requirements. As a result of these and other factors, during the quarter ended March 31, 2002, EchoStar recorded equity-method charges of approximately $8 million and an impairment charge of approximately $28 million to reduce the carrying value of its StarBand investment to zero.

5. INVENTORIES

         Inventories consist of the following (in thousands):



                                                   DECEMBER 31,       MARCH 31,
                                                       2001              2002
                                                   ------------      ------------


Finished goods - DBS............................   $    127,186      $    111,228
Raw materials...................................         45,725            51,893
Finished goods - reconditioned and other........         19,548            11,022
Work-in-process.................................          7,924             7,126
Consignment.....................................          3,611             2,079
Reserve for excess and obsolete inventory.......        (13,247)           (5,195)
                                                   ------------      ------------
                                                   $    190,747      $    178,153
                                                   ============      ============

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)




6. PROPERTY AND EQUIPMENT

EchoStar III

         During January 2002, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. The operation of the satellite was quickly restored. Including the five transponder pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of twelve transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. EchoStar is only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders).

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

         The indentures related to certain of EchoStar DBS Corporation's ("EDBS") senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. In addition, the indenture related to EchoStar Broadband Corporation's ("EBC") senior notes requires EchoStar to maintain satellite insurance on the lesser of half of its satellites or three of its satellites. All of EchoStar's DBS satellites are owned by direct or indirect subsidiaries of EBC. During the three months ended March 31, 2002, EBC transferred ownership of EchoStar VII to EDBS, which increased EDBS' total satellite ownership to 7 satellites. Insurance coverage is therefore required for at least four of EchoStar's seven satellites currently in-orbit. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. To date EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS' and EBC's senior notes, EchoStar has

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)




reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of March 31, 2002, cash reserved for satellite insurance totaled approximately $176 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts.

7. BRIDGE FINANCING COMMITMENTS

         As previously disclosed in EchoStar's 2001 10-K, EchoStar and Hughes obtained $5.525 billion in bridge financing commitments for the Hughes merger and related transactions. That commitment was reduced to $3.325 billion as a result of the sale of 9 1/8% Senior Notes due 2009 by EDBS on December 28, 2001 and the closing of the $1.5 billion Vivendi investment in EchoStar during January 2002. In consideration for the bridge financing commitments, EchoStar is obligated to the lenders for certain non-refundable fees whether or not the Hughes merger is consummated.

         During the three months ended March 31, 2002, approximately $15 million of deferred commitment fees were expensed upon the closing of the $1.5 billion equity investment in EchoStar by Vivendi. As a result, approximately $33 million of deferred commitment fees remain as of March 31, 2002, which will be charged to interest expense as the bridge commitments are reduced. If the Hughes merger is not consummated, total remaining commitment fees will be written-off. In the event that the bridge commitment is drawn, any deferred commitment fees not previously expensed will be amortized to interest expense in future periods.

         A fee of .50% per year on the aggregate bridge financing commitment outstanding is payable quarterly, in arrears, until the closing of the Hughes merger, or the termination or expiration of the agreements relating to the bridge commitments. These fees are expensed as incurred. During the quarter ended March 31, 2002, we expensed approximately $4 million for these fees.

8. COMMITMENTS AND CONTINGENCIES

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

         The Court in the Alberta action denied EchoStar's Motion to Dismiss, and EchoStar's appeal of such decision. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now in discovery. EchoStar intends to vigorously defend the suit. Recently, the Supreme Court of Canada ruled that the receipt in Canada of programming from U.S. pay television providers is prohibited. While EchoStar was not

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)



a party to that case, the ruling could adversely affect EchoStar's defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the U.S. District Court for the District of Colorado. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The judge presiding over the matter recently died. As a result, the case was transferred to a judge in Fort Lauderdale, where the case remains pending. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would have been physically impossible to comply. The order imposed restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions went beyond the statutory requirements imposed by the SHVA and the SHVIA.

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

         Oral argument before the Eleventh Circuit was held on May 24, 2001. On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. On March 26, 2002, the Florida District Court entered an order, set the trial in the matter for January 13, 2003 and also set a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar's outstanding motions to compel discovery as moot and granted the Networks' motion to compel. On April 17, 2002, the District Court denied the Networks' motion for preliminary injunction as moot.

         On March 27, 2002, EchoStar, through Harvard Law Professor Lawrence Tribe, filed its Petition For A Writ Of Certiorari with the United States Supreme Court, challenging the constitutionality of the SHVA under the First Amendment. The Networks' response to the Certiorari Petition is due on May 3, 2002. There is no guarantee that the United States Supreme Court will grant EchoStar's Certiorari Petition or that if the Supreme Court grants EchoStar's Certiorari Petition, the Supreme Court will render a decision before the January 13, 2003, trial in the District Court. On March 26, 2002, the Florida District Court also denied EchoStar's request to stay the proceedings and any discovery pending the resolution of its constitutional challenge. However, the District Court stated that if the Supreme Court grants EchoStar's Certiorari Petition, EchoStar may renew its stay request. EchoStar intends to renew its stay request if the Supreme Court grants its Certiorari Petition.

         In April, 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation. On April 4, 2002, EchoStar and ABC, Inc., filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

         If, after a trial, the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to its other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the `121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit. On March 30, 2001, the court stayed this action pending resolution of the International Trade Commission matter discussed below.

         In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)




anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of EchoStar's products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs. In January 2002, Gemstar dropped the counterclaims of patent infringement. On March 6, 2002, the Court denied Gemstar's Motion to Dismiss EchoStar's antitrust claims. Accordingly, Gemstar was required to file its formal answer, which it did on March 26, 2002. In its answer, Gemstar asserts new patent infringement counterclaims regarding U.S. Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission ("ITC"). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases have been stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding Unites States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar's allegations of patent infringement and respondents' (EchoStar, SCI, Scientific Atlanta and Pioneer) allegations of patent misuse. A decision by the judge is expected by June 21, 2002 and a final ruling by the full ITC is expected on or about September 23, 2002. While the ITC cannot award damages, an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features EchoStar currently offers to consumers. EchoStar has examined the patents in dispute and believes they are not infringed by any of its products or services. EchoStar will continue to vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide seeks injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar has filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar has filed a motion for summary judgment of infringement with respect to the patents. Decisions on these outstanding summary judgement motions are expected during the summer of 2002. EchoStar will continue to vigorously defend this case and to press its patent misuse defenses against Gemstar.

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

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in EchoStar's favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV's request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. The matter is currently in mediation. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against EchoStar in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. EchoStar has filed an answer AND the case is currently in discovery. Plaintiffs filed their Motion for Class Certification on January 21, 2002 and EchoStar has filed its opposition. The Court will conduct a hearing on class certification in early May 2002. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar denies all liability and intends to vigorously defend the lawsuit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify

                       ECHOSTAR COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Courts to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The trial court in the Arapahoe County court action entered an order prohibiting EchoStar from communicating with members of the putative class concerning the litigation. EchoStar petitioned the Supreme Court, and the Supreme Court of Colorado ruled that corrective notice must be sent to putative class members. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County court action is scheduled for November 1, 2002.

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

PrimeTime 24 Joint Venture

         PrimeTime 24 Joint Venture filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar's motion for summary judgment was granted with respect to PrimeTime 24's claim of interference with contractual relations and unfair competition. Plaintiff's motion for summary judgment was granted with respect to its breach of contract claim for fees during the period from May 1998 through July 19, 1998. It is ultimately up to a jury to determine the amount of fees owed for this period. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages.

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


9. SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

         Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two separate business units. Prior year amounts have been adjusted to conform to the current year presentation. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

                                                           ECHOSTAR
                                          DISH           TECHNOLOGIES                                         CONSOLIDATED
                                         NETWORK         CORPORATION        ALL OTHER       ELIMINATIONS          TOTAL
                                       ------------      ------------      ------------     ------------      ------------
THREE MONTHS ENDING MARCH 31, 2001
  Revenue...........................   $    817,990      $     18,728      $     25,876     $       (664)     $    861,930
  Net income (loss).................       (166,550)           (7,788)            4,471               --          (169,867)

THREE MONTHS ENDING MARCH 31, 2002
  Revenue...........................   $  1,041,673      $     33,713      $     30,585     $     (1,503)     $  1,104,468
  Net income (loss).................        (42,519)           (3,202)            7,113               --           (38,608)


10. SUBSEQUENT EVENTS

EchoStar VII

         During April 2002, EchoStar VII, which launched successfully on February 21, 2002, from Cape Canaveral, Florida, reached its final orbital location at 119 degrees West Longitude and commenced commercial operation. To date, all systems on the satellite are operating normally.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this document, the words "we," "our," and "us" refer to EchoStar Communications Corporation and its subsidiaries, unless the context otherwise requires. "EDBS" refers to EchoStar DBS Corporation and its subsidiaries and "EBC" refers to EchoStar Broadband Corporation and its subsidiaries. "General Motors" or "GM" refers to General Motors Corporation, "Hughes" refers to Hughes Electronics Corporation, or a holding company that is expected to be formed to hold all of the stock of Hughes, and "PanAmSat" refers to PanAmSat Corporation, in each case including their respective subsidiaries, unless the context otherwise requires We expect that consummation of the Hughes merger and related transactions and consummation of the PanAmSat acquisition described in our Annual Report on Form 10-K for the year ended December 31, 2001 would have material effects on our results of operations and liquidity and capital resources. Our historical financial information contained in this document does not give effect to either of these transactions, on a pro forma or any other basis, and our liquidity and capital resources discussions do not take these transactions into account. The EchoStar information statement, which we filed with the Securities and Exchange Commission on March 18, 2002 and expect to distribute to our common stockholders this summer, includes pro forma financial information of the combined company as if the Hughes merger was consummated and for us as if the Pan AmSat acquisition was consummated, each in accordance with the rules and regulations of the Securities and Exchange Commission. Please see our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of how you can obtain a copy of the EchoStar information statement from the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Month Ended March 31, 2001.

         Revenue. Total revenue for the three months ended March 31, 2002 was $1.104 billion, an increase of $242 million compared to total revenue for the three months ended March 31, 2001 of $862 million. The increase in total revenue was primarily attributable to continued DISH Network subscriber growth. Assuming a continued slow economy, we expect that our revenues will increase 20% to 25% in 2002 compared to 2001 as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $1.016 billion for the three months ended March 31, 2002, an increase of $222 million compared to the same period in 2001. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to continued DISH Network subscriber growth. DISH Network added approximately 335,000 net new subscribers for the three months ended March 31, 2002 compared to approximately 460,000 net new subscriber additions during the same period in 2001. We believe the reduction in net new subscribers for the three months ended March 31, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of March 31, 2002, we had approximately 7.16 million DISH Network subscribers compared to approximately 5.7 million at March 31, 2001, an increase of approximately 25%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to end 2002 with more than 8 million DISH Network subscribers.

         Monthly average revenue per subscriber was approximately $48.36 during the three months ended March 31, 2002 and approximately $48.23 during the same period in 2001. Monthly average revenue per subscriber for the year ended December 31, 2001 was approximately $49.32. The decrease in monthly average revenue per subscriber from the year ended December 31, 2001 is primarily attributable to our I Like 9 promotion, under which participating subscribers receive substantially discounted programming for twelve months, and certain of our current promotions, discussed below, under which new subscribers receive free programming for the first three months of their term of service. While there can be no assurance, we expect a modest increase in monthly average revenue per subscriber during 2002 as compared to 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

         Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. The Media Bureau of the FCC (the "Bureau") recently concluded that we are not in compliance with "must carry" obligations. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet their standards. We have already initiated many of their proposed practices, and intend to take further steps over the next 30 to 60 days which we believe should satisfy the Bureau. However, there can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets where we provide local channels in order to meet their interpretation of "must carry" obligations. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

         For the three months ended March 31, 2002, DTH equipment sales revenue totaled $57 million, an increase of $16 million compared to the same period during 2001. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators, sales of StarBand equipment and sales of DBS accessories. The increase in DTH equipment sales revenue principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu, one of our primary international DTH customers. This increase was partially offset by a decrease in sales of digital set-top boxes to our other primary international DTH customer, Via Digital.

         A significant portion of DTH equipment sales revenues through 2001 resulted from sales to two international DTH providers, Via Digital in Spain and Bell ExpressVu in Canada. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital for delivery starting in the third quarter of 2002. However, we cannot guarantee at this time that those negotiations will be successful. In addition, our future revenue from the sale of DTH equipment in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. As a result of these factors, we expect total DTH equipment sales revenue to decrease in 2002 compared to 2001. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $504 million during the three months ended March 31, 2002, an increase of $114 million or 29% compared to the same period in 2001. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 50% and 49% of subscription television services revenue during the three months ended March 31, 2002 and 2001, respectively. The increase in DISH Network operating expenses as a percentage of subscription television services revenue primarily resulted from marketing promotions which offer new subscribers free or substantially discounted programming, for which we do not receive corresponding programming expense discounts. We expect to continue to control costs and create operating efficiencies. While there can be no assurance, we expect operating expenses as a percentage of subscription television services revenue to remain near current levels during 2002. See further discussion of components of DISH Network operating expense below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         Subscriber-related expenses totaled $408 million during the three months ended March 31, 2002, an increase of $92 million compared to the same period in 2001. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% of subscription television services revenues during each of the three months ended March 31, 2002 and 2001. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during 2002.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $83 million during the three months ended March 31, 2002, an increase of $18 million as compared to the same period in 2001. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during each of the three months ended March 31, 2002 and 2001. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during 2002. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We continue to work to automate simple telephone responses, and intend to increase Internet-based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers, contracted satellite telemetry, tracking and control services, and commercial satellite in-orbit insurance premiums. Satellite and transmission expenses totaled $13 million during the three months ended March 31, 2002, a $4 million increase compared to the same period in 2001. Satellite and transmission expenses totaled 1% of subscription television services revenue during each of the three months ended March 31, 2002 and 2001. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue to increase in the future as additional satellites are placed in service, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current "must carry" requirements.

         Cost of sales - DTH equipment. Cost of sales - DTH equipment totaled $39 million during the three months ended March 31, 2002, an increase of $10 million compared to the same period in 2001. Cost of sales - DTH equipment principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. The increase in Cost of sales - DTH equipment principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu, one of our primary international DTH customers. This increase was partially offset by a decrease in sales of digital set-top boxes to our other primary international DTH customer, Via Digital. Cost of sales - DTH equipment represented 69% and 70% of DTH equipment revenue, during the three months ended March 31, 2002 and 2001, respectively.

         Marketing Expenses. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Marketing expenses totaled $272 million during the three months ended March 31, 2002 compared to $300 million for the same period in 2001. This decrease primarily resulted from a decrease in subscriber promotion subsidies - cost of sales and Subscriber promotion subsidies - other. Subscriber promotion subsidies - cost of sales decreased primarily as a result of slower subscriber growth. The decrease in Subscriber promotion subsidies - other resulted from slower subscriber growth and changes in our marketing promotions during the three months ended March 31, 2002 to include promotions which generally require new subscribers to purchase receivers in order to qualify for free or substantially discounted programming. Conversely, during the same period in 2001, our marketing promotions generally offered free receiver systems to new subscribers. The decrease in total Marketing expense was partially offset by an increase in advertising expense related to our 2002 marketing promotions. Subscriber promotion subsidies - cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $37 million and $27 million during the three months ended March 31, 2002 and 2001, respectively.

         During the three months ended March 31, 2002, our marketing promotions included our I Like 9, Free Dish, 1-2-3 Great TV, free installation program, and Digital Home Plan, which are described below.

         During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher, received free installation and either our America's Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. This promotion expired January 31, 2002.

         Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, was commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we intend to continue it through at least July 31, 2002.

         During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchase one or more receivers, provide a valid major credit card and make a one-year commitment, receive the first three months of qualified programming and installation on up to two receivers for free. Although there can be no assurance as to the ultimate duration of the 1-2-3 Great TV promotion, we intend to continue it through at least July 31, 2002.

         Free Installation. Under our free installation program all customers who purchase an EchoStar receiver system from January 2000 through April 2000, from May 24, 2000 to July 31, 2000 and from September 15, 2000 to the present, are eligible to receive a free professional installation.

         Digital Home Plan. Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 50 CD programming package for $27.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $50.99 to $60.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which through March 31, 2002, included the first three month's of qualified programming payment for qualified Digital Home Plan programming packages. For consumers who choose the Digital Home Plan with Dish PVR, which includes the use of one or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape, the consumer will incur a one-time set-up fee of $148.99. Since we retain ownership of equipment issued pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we intend to continue it through at least July 31, 2002.

         Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - cost of sales, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the three months ended March 31, 2002, our subscriber acquisition costs totaled approximately $266 million, or approximately $430 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended March 31, 2001 totaled approximately $297 million, or approximately $432 per new subscriber activation. The decrease in our per new subscriber acquisition cost primarily resulted from an increase in direct sales and changes in our marketing promotions during the three months ended March 31, 2002 to include promotions which generally require new subscribers to purchase receivers in order to qualify for free or substantially discounted programming. Conversely, during the same period in 2001, our marketing promotions generally offered free receiver systems to new subscribers. While there can be no assurance, we expect per subscriber acquisition costs for the year ended December 31, 2002 to be consistent with costs for the three months ended March 31, 2002, an increase from our previous guidance of $395 per new subscriber acquisition for the year. This increase in anticipated per subscriber acquisition costs is primarily the result of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

promotions introduced during the first quarter 2002, which are tailored toward subscribers who desire multiple receivers, resulting in higher equipment subsidies and increased dealer commissions. While there can be no assurance, we believe heightened credit procedures we implemented during the quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions.

         Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $77 million and $63 million for the three months ended March 31, 2002 and 2001, respectively. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $12 million during the three months ended March 31, 2002 also is not included in our calculation of subscriber acquisition costs. As our Digital Home Plan was not introduced until July 2000 and requires a one-year commitment, cash and returned equipment were not material during the three months ended March 31, 2001.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $95 million during the three months ended March 31, 2002, an increase of $19 million as compared to the same period in 2001. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the three months ended March 31, 2002 and 2001. While there can be no assurance, we expect G&A expenses as a percentage of total revenue to remain near current levels in future periods.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended March 31, 2002 we recognized $2 million under this performance-based plan, a decrease of $5 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $21 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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

                                                          MARCH 31,
                                                    2001             2002
                                                ------------     ------------
                                                      (in thousands)
Customer service center and other               $        233     $        182
Satellite and transmission                               466             (554)
General and administrative                             6,757            2,038
                                                ------------     ------------
   Total non-cash, stock-based compensation     $      7,456     $      1,666
                                                ============     ============

         Options to purchase an additional 9.4 million shares are outstanding as of March 31, 2002 and were granted at fair market value during 1999, 2000 and 2001 pursuant to a Long Term Incentive Plan. The weighted-average exercise price of these options is $8.95. Vesting of these options is contingent on meeting certain longer-term goals, which may be met upon the consummation of the proposed merger with Hughes. However, as the achievement of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

these goals cannot be reasonably predicted as of March 31, 2002, no compensation was recorded during the three months ended March 31, 2001 and 2002 related to these long-term options. We will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. Such compensation, if recorded, could result in material non-cash stock-based compensation expense in our statements of operations.

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus total marketing expenses. Pre-marketing cash flow was $450 million during the three months ended March 31, 2002, an increase of $99 million or 28% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of total revenue was approximately 41% during each of the three months ended March 31, 2002 and 2001. We believe that pre-marketing cash flow can be a helpful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to be approximately 40% during 2002.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and adjusted for non-cash, stock-based compensation. EBITDA was $178 million during the three months ended March 31, 2002, compared to $51 million during the same period in 2001. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. Our calculation of EBITDA for the three months ended March 31, 2002 and 2001 does not include approximately $2 million and $7 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $77 million and $63 million during 2002 and 2001, respectively. While there can be no assurance, we expect EBITDA to increase approximately 80% to 100% in 2002 compared to 2001. As previously discussed, to the extent we introduce new marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $82 million during the three months ended March 31, 2002, a $23 million increase compared to the same period in 2001. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the Digital Home Plan equipment and other depreciable assets placed in service during late 2001.

         Other Income and Expense. Other expense, net, totaled $134 million during the three months ended March 31, 2002, a decrease of $21 million compared to the same period in 2001. This decrease primarily resulted from net losses on marketable and non-marketable investment securities of approximately $24 million recorded in 2002 compared to approximately $82 million during 2001. The decrease in Other expense was partially offset by an increase in interest expense as a result of the issuance of our 5 3/4% Convertible Subordinated Notes in May 2001, the issuance of our 9 1/8% Senior Notes in December 2001, and approximately $19 million of bridge financing commitment fees.

         Net loss. Net loss was $39 million during the three months ended March 31, 2002, a decrease of $131 million compared to same period in 2001. This decrease is primarily attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers, though not yet adequate to fully support interest payments and other non-operating costs.

         Net loss attributable to common shareholders. Net loss attributable to common shareholders was $97 million during the three months ended March 31, 2002, a decrease of $73 million compared to same period in 2001. This decrease is primarily attributable to the decrease in Net loss, as discussed above. The decrease in Net loss attributable to common shareholders was partially offset by $58 million of non-cash retained earnings reductions resulting from the contingent value rights and conversion features associated with the Vivendi

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



equity investment. These items are not a component of Net loss but are included in Net loss attributable to common shareholders for purposes of computing Net loss per common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

         As of March 31, 2002, our cash, cash equivalents and marketable investment securities totaled $4.503 billion, including $176 million of cash reserved for satellite insurance and approximately $4 million of restricted cash, compared to $2.952 billion, including $122 million of cash reserved for satellite insurance and $1 million of restricted cash, as of December 31, 2001. For the three months ended March 31, 2002 and 2001, we reported net cash flows from operating activities of $192 million and negative $20 million, respectively. The $212 million increase in net cash flow from operating activities reflects, among other things, changes in working capital and an increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers, though not yet adequate to fully support interest payments and other non-operating costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         As of March 31, 2002, we recorded unrealized losses of approximately $19 million as a separate component of stockholders' deficit. During the three months ended March 31, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $7 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. If the fair market value of our marketable securities portfolio does increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

         We have made strategic equity investments in certain non-marketable investment securities, which we also evaluate on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As such, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the quarter ended March 31, 2002, we recorded equity-method charges of approximately $8 million and an impairment charge of approximately $28 million to reduce the carrying value of certain non-marketable investment securities to zero.

Subscriber Turnover

         Our percentage churn for the three months ended March 31, 2002 was consistent with our percentage churn during the three months ended March 31, 2001. While there can be no assurance, we currently expect that our percentage churn during 2002 will be consistent with our percentage churn during 2001. We also expect that our churn will continue to be lower than satellite and cable industry averages. In addition, impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

         Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. The Media Bureau of the FCC (the "Bureau") recently concluded that we are not in compliance with "must carry" obligations. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet their standards. We have already initiated many of their proposed practices, and intend to take further steps over the next 30 to 60 days which we believe should satisfy the Bureau. However, there can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets where we provide local channels in order to meet their interpretation of "must carry" obligations. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

Subscriber Acquisition Costs

         As previously described, we generally subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were approximately $430 per new subscriber activation during the three months ended March 31, 2002. While there can be no assurance, we expect per subscriber acquisition costs for the year ended December 31, 2002 to be consistent with costs for the three months ended March 31, 2002, and increase from our previous guidance of $395 per new subscriber acquisition for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


year. This increase in anticipated per subscriber acquisition costs is primarily the result of promotions introduced during the first quarter 2002, which are tailored towards subscribers who desire multiple receivers, resulting in higher equipment subsidies and increased dealer commissions. While there can be no assurance, we believe heightened credit procedures we implemented during the quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan, totaling approximately $77 million for the three months ended March 31, 2002, are not included in our calculation of these subscriber acquisition costs. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $12 million during the three months ended March 31, 2002, also is not included in our calculation of subscriber acquisition costs.

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

Obligations and Future Capital Requirements

         The indentures related to certain of EDBS' senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. In addition, the indenture related to EBC's senior notes requires us to maintain satellite insurance on the lesser of half of our satellites or three of our satellites. All of our DBS satellites are owned by direct or indirect subsidiaries of EBC. During the three months ended March 31, 2002, EBC transferred ownership of EchoStar VII to EDBS, which increased EDBS' total satellite ownership to 7 satellites. Insurance coverage is therefore required for at least four of our seven satellites currently in-orbit. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. To date we have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS' and EBC's senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of March 31, 2002, cash reserved for satellite insurance totaled approximately $176 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

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

         We utilized $91 million of satellite vendor financing for our first four satellites. As of March 31, 2002, approximately $14 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. As of March 31, 2002, we utilized approximately $15 million of satellite vendor financing related to EchoStar VII. These in orbit payments are contingent on the continued health of the satellites. The satellite vendor financings for EchoStar III, EchoStar IV and EchoStar VII are secured by an ECC corporate guarantee.

         During the remainder of 2002, we anticipate total capital expenditures of between $400-$650 million depending upon the strength of the economy and other factors. We expect approximately 25% of that amount to be utilized for satellite construction and approximately 75% for EchoStar receiver systems in connection with our Digital Home Plan and for general corporate expansion. These percentages, as well as the overall expenditures, could change depending on a variety of factors including Digital Home Plan penetration and the extent we contract for the construction of additional satellites.

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

         We currently own a 90% interest in VisionStar, Inc., which holds an FCC license at the 113 degree orbital location. VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 and the satellite to be operational by May 31, 2002. We will not complete construction or launch of the satellite by those dates and have requested an extension of these milestones from the FCC. Failure to receive an extension, of which there can be no assurance, will render the license invalid unless the milestones are extended by the FCC. In the future we may fund construction, launch and insurance of the satellite through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of March 31, 2002, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $4.3 billion. Of that amount, a total of approximately $4.2 billion was invested in: (a) cash;
(b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At March 31, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of March 31, 2002 our marketable securities portfolio balance was approximately $4.3 billion with an average annual interest rate of approximately 2.3%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $10 million in annual interest income.

         We also invest in debt and equity of public and private companies for strategic and financial purposes. As of March 31, 2002, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $119 million. We acquired stock in one of those companies, OpenTV, in connection with establishment of a strategic relationship which did not involve the investment of cash by us. We may make additional strategic and financial investments in other debt and equity securities in the future.

         The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $4.8 million. The fair value of our strategic debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $11.9 million decrease in the fair value of that portfolio.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. During the three months ended March 31, 2002, we recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $7 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. In addition, we have recorded unrealized losses totaling approximately $19 million as of March 31, 2002. If the fair market value of our marketable securities portfolio does not increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record an additional charge to earnings in future periods equal to the amount of the decline in fair value.

         In addition to the $4.3 billion, we also have made strategic equity investments in certain non-marketable investment securities which are not publicly traded. Our ability to create realizable value for our strategic investments in companies that are not public is dependent on the success of their business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We have a strategic investment in StarBand Communications, Inc. StarBand has minimal cash on hand and has significant vendor and bank obligations. In addition, StarBand's ability to raise additional capital in the future is currently uncertain, and attempts to date have been unsuccessful. As a result of these and other factors, StarBand's independent public accountants have expressed uncertainty as to StarBand's ability to continue as a going concern in the 2001 StarBand audit opinion. Further, during April 2002, we changed our sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. StarBand is therefore currently responsible for any equipment subsidies to its subscribers, which increases its on-going cash requirements. As a result of these and other factors, during the quarter ended March 31, 2002, we recorded equity-method charges of approximately $8 million and an impairment charge of approximately $28 million to reduce the carrying value of StarBand to zero.

         As of March 31, 2002, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.6 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $227 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of March 31, 2002, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $46 million.

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

         The Court in the Alberta action denied our Motion to Dismiss, and our appeal of such decision. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. We intend to vigorously defend the suit. Recently, the Supreme Court of Canada ruled that the receipt in Canada of programming from U.S. pay television providers is prohibited. While we were not a party to that case, the ruling could adversely affect our defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the U.S. District Court for the District of Colorado. We asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court. The judge presiding over the matter recently died. As a result, the case was transferred to a judge in Fort Lauderdale, where the case remains pending. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

                           PART II - OTHER INFORMATION


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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied our request to present live testimony and evidence. The Court's original order required us to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would have been physically impossible to comply. The order imposed restrictions on our past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions went beyond the statutory requirements imposed by the SHVA and the SHVIA.

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

         Oral argument before the Eleventh Circuit was held on May 24, 2001. On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected our First Amendment challenge to the SHVA. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. On March 26, 2002, the Florida District Court entered an order, set the trial in the matter for January 13, 2003 and also set a discovery and pretrial schedule. In this order, the District Court denied certain of our outstanding motions to compel discovery as moot and granted the Networks' motion to compel. On April 17, 2002, the District Court denied the Networks' motion for preliminary injunction as moot.

         On March 27, 2002, we, through Harvard Law Professor Lawrence Tribe, filed our Petition For A Writ Of Certiorari with the United States Supreme Court, challenging the constitutionality of the SHVA under the First Amendment. The Networks' response to the Certiorari Petition is due on May 3, 2002. There is no guarantee that the United States Supreme Court will grant our Certiorari Petition or that if the Supreme Court grants our Certiorari Petition, the Supreme Court will render a decision before the January 13, 2003, trial in the District Court. On March 26, 2002, the Florida District Court also denied our request to stay the proceedings and any discovery pending the resolution of our constitutional challenge. However, the District Court stated that if the Supreme Court grants our Certiorari Petition, we may renew our stay request. We intend to renew our stay request if the Supreme Court grants our Certiorari Petition.

         In April, 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation. On April 4, 2002, we and ABC, Inc., filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and us.

                           PART II - OTHER INFORMATION


         If, after a trial, the District Court enters an injunction against us, the injunction could force us to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to its other services. Management has determined that such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. If we lose the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by us, which would have a material adverse affect on our business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the `121 Patent") which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. We will vigorously defend against this suit. On March 30, 2001, the court stayed this action pending resolution of the International Trade Commission matter discussed below.

         In December 2000, we filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs. In January 2002, Gemstar dropped the counterclaims of patent infringement. On March 6, 2002, the Court denied Gemstar's Motion to Dismiss our antitrust claims. Accordingly, Gemstar was required to file its formal answer which it did on March 26, 2002. In its answer, Gemstar asserts new patent infringement counterclaims regarding U.S. Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission ("ITC"). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases have been stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding Unites States Patent No. 5,252,066 with respect to which we had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar's allegations of patent infringement and respondents' (SCI, Scientific Atlanta, Pioneer and us) allegations of patent misuse. A decision by the judge is expected by June 21, 2002 and a final ruling by the full ITC is expected on or about September 23, 2002. While the ITC cannot award damages, an adverse decision in this case could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. We have examined the patents in dispute and believe they are not infringed by any of our products or services. We will continue to vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents. We are providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

         During 2000, Superguide Corp. also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the

                           PART II - OTHER INFORMATION


use of electronic program guides to control VCRs. Superguide seeks injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling was issued by the Court and in response to that ruling we have filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar has filed a motion for summary judgment of infringement with respect to the patents. Decisions on these outstanding summary judgement motions are expected during the summer of 2002. We will continue vigorously defend this case and to press our patent misuse defenses against Gemstar.

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

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against us, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV's request for treble damages and attorney fees. We intend to file an appeal. Any final award of damages would be split between us and Nagra in percentages to be agreed upon between us and Nagra.

California Actions

         A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, we filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. The matter is currently in mediation. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. We intend to deny all liability and to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against us in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. We have filed an answer and the case is currently in discovery. Plaintiffs filed their Motion for Class Certification on January 21, 2002 and we have filed our opposition. The Court will conduct a hearing on class certification in early May 2002. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. We deny all liability and intend to vigorously defend the lawsuit.

                           PART II - OTHER INFORMATION


Retailer Class Actions

         We have been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Courts to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. We intend to vigorously defend against the suits and to assert a variety of counterclaims. The trial court in the Arapahoe County court action entered an order prohibiting us from communicating with members of the putative class concerning the litigation. We petitioned the Supreme Court, and the Supreme Court of Colorado ruled that corrective notice must be sent to putative class members. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County court action is scheduled for November 1, 2002.

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

PrimeTime 24 Joint Venture

         PrimeTime 24 Joint Venture filed suit against us during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. Our motion for summary judgment was granted with respect to PrimeTime 24's claim of interference with contractual relations and unfair competition. Plaintiff's motion for summary judgment was granted with respect to its breach of contract claim for fees during the period from May 1998 through July 19, 1998. It is ultimately up to a jury to determine the amount of fees owed for this period. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages.

Satellite Insurance

         In September 1998, we filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. Our insurance carriers offered it a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers offered to pay only part of the $219.3 million claim because they allege we did not abide by the exact terms of the insurance policy. The insurers also assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy. We strongly disagree and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity. Based on the carriers' failure to pay the amount we believe is owed under the policy and their improper attempts to force us to settle for less than the full amount of its claim, we have added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. With respect to our arbitration claims, we are hopeful they will be resolved, and we believe it is probable that we will receive a substantial portion of the benefits due.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

STRATEGIC ALLIANCE WITH VIVENDI UNIVERSAL AND SALE OF SERIES D CONVERTIBLE PREFERRED STOCK

         On January 22, 2002, a subsidiary of Vivendi acquired 5,760,479 shares of our Series D convertible preferred stock for $1.5 billion, or approximately $260.40 per share. The $1.48 billion of net cash proceeds received is expected to provide a portion of the funding for the proposed merger with Hughes and related transactions. Each share of the Series D preferred stock has the same economic (other than liquidation) and voting rights as ten shares of our class A common stock into which it is convertible and has a liquidation preference equal to approximately $260.40 per share. Immediately prior to consummation of the Hughes merger, or as described in our agreement with Vivendi if the Hughes merger is not consummated, the Series D preferred stock will convert into shares of our class A common stock, which will then be exchanged for shares of class A common stock of the surviving corporation in the Hughes merger. The Series D preferred stock is also convertible into shares of our class A common stock at any time at the option of the holder and automatically upon the occurrence of certain other specified events.

         In connection with the purchase of the Series D convertible preferred stock, Vivendi also received contingent value rights, intended to provide protection against certain downward price movement in the class A common stock to be issued upon conversion of the Series D convertible preferred stock. The maximum payment under the rights is $225 million if the Hughes merger is completed and the price of our class A common stock is below $26.04 per share during a 20 trading day period preceding the three-year settlement date specified below, or $525 million if the Hughes merger is not completed and the price of our class A common stock is below $26.04 per share during a 20 trading day period preceding the 30 month settlement date specified below. Any amount owing under these rights would be settled three years after completion of the Hughes merger, except in certain limited circumstances. In addition, if the Hughes merger is not consummated, these rights will be settled 30 months after the acquisition of Hughes' 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement. The contingent value rights, initially valued at approximately $30.7 million, were recorded as a charge to retained earnings as of the date of consummation of the investment on January 22, 2002. The contingent value rights are periodically adjusted to the current settlement amount, based on their current estimated fair value, through a charge or credit to retained earnings. For the three months ended March 31, 2002, we recorded a credit to retained earnings of approximately $3.5 million to reduce the carrying value of the contingent value rights to their current estimated fair value.

         In addition, the conversion price for the Series D convertible preferred stock was set at $26.04 upon execution of the investment agreement on December 14, 2001. However, the investment was not consummated until January 22, 2002, when the price of EchoStar's class A common stock was $26.58. Since the price as of the date of consummation of the investment was above the set conversion price and since consummation of the investment was contingent on regulatory approval, the Series D preferred stock was deemed to be issued with a beneficial conversion feature. This feature required the difference between the conversion price and the price as of the date of consummation to be recorded as a discount on the Series D convertible preferred stock. The Series D convertible preferred stock was accreted to its conversion value through a charge to retained earnings equal to the discount of approximately $31.1 million as of the date of issuance since the Series D convertible preferred stock is immediately convertible at the holder's option.

         The issuance costs of approximately $16.5 million related to the Series D convertible preferred stock were recorded as a discount on the Series D convertible preferred stock. However, since the Series D convertible preferred stock is redeemable at the holder's option upon a change of control, as defined in the related agreement, and the redemption price of the Series D convertible preferred stock exceeds the discounted carrying value, the discount would be charged to retained earnings to restore the Series D convertible preferred stock to its redemption value if redemption of the Series D convertible preferred stock became probable. As of March 31, 2002, redemption of the Series D convertible preferred stock is not probable and thus no charge to retained earnings is necessary.

                           PART II - OTHER INFORMATION


         We filed copies or forms of certain of the definitive agreements relating to the Vivendi investment with the Securities and Exchange Commission on a Current Report on Form 8-K on both December 21, 2001 and January 23, 2002. You may read and copy any of these agreements that we filed at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. These agreements are also available to you free of charge at the SEC's website at http://www.sec.gov.

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

         As part of this alliance, Jean-Marie Messier, Chairman and CEO of Vivendi, became a member of our Board of Directors, and he is expected to continue as a director following our proposed Hughes merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


         10.1+ Contingent Value Rights Agreement, dated January 22, 2002, between EchoStar Communications Corporation and Vivendi Universal, S. A.

         10.2+ Registration Rights Agreement, dated January 22, 2002, between EchoStar Communications Corporation and Vivendi Universal, S. A.

         10.3+ Modification No. 11 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated February 7, 2002, between Lockheed Martin Corporation and EchoStar Orbital Corporation.

         10.4+ Contract Amendment No. 1 to the Launch Services contract, dated January 10, 2002, between Lockheed Martin's International Launch Services and EchoStar Orbital Corporation.

         10.5+ Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

         10.6+ Amendment No. 1 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

         10.7+ Amendment No. 2 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

         10.8+ Amendment No. 3 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

----------
         +        Filed herewith.

         ** Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.


(b) Reports on Form 8-K.

         On January 10, 2002, we filed a Current Report on Form 8-K to report the financial information which gives effect to the retroactive adjustment of the Company's financial results for the periods from our original investment in StarBand Communications Inc during April 2000 to June 30, 2001, to give effect to the equity method of accounting adjustments resulting from the increase in our equity interest in StarBand.

         On January 23, 2002, we filed a Current Report on Form 8-K to announce that on January 22, 2002, we closed the previously announced $1.5 billion Vivendi Universal equity investment in EchoStar in which Vivendi Universal received 5,760,479 newly issued shares of EchoStar Series D Mandatorily Convertible Participating Preferred Stock at an issue price of approximately $260.40 per share.

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


                              By:    /s/ Michael R. McDonnell
                                 ---------------------------------------------
                                     Michael R. McDonnell
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

Date:  May 2, 2002

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------

         10.1+ Contingent Value Rights Agreement, dated January 22, 2002, between EchoStar Communications Corporation and Vivendi
                  Universal, S. A.

         10.2+    Registration Rights Agreement, dated January 22, 2002, between
                  EchoStar Communications Corporation and Vivendi Universal, S.
                  A.

         10.3+    Modification No. 11 to the Satellite Contract (EchoStar VII -
                  119 degree West Longitude) dated February 7, 2002, between
                  Lockheed Martin Corporation and EchoStar Orbital Corporation.

         10.4+ Contract Amendment No. 1 to the Launch Services contract, dated January 10, 2002, between Lockheed Martin's
                  International Launch Services and EchoStar Orbital
                  Corporation.

         10.5+ Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies
                  Corporation and Thomson multimedia, Inc.

         10.6+ Amendment No. 1 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation,
                  EchoStar Technologies Corporation and Thomson multimedia, Inc.

         10.7+ Amendment No. 2 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation,
                  EchoStar Technologies Corporation and Thomson multimedia, Inc.

         10.8+ Amendment No. 3 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation,
                  EchoStar Technologies Corporation and Thomson multimedia, Inc.

----------
         +        Filed herewith.

         ** Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.