Form 10-Q
period 2002-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 2002-08-14
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-26176

EchoStar Communications Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0336997 (I.R.S. Employer Identification No.)

5701 S. Santa Fe Drive Littleton, Colorado (Address of principal executive offices)	80120 (Zip code)

(303) 723-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

     As of August 12, 2002, the Registrant’s outstanding common stock consisted of 242,273,025 shares of Class A Common Stock and 238,435,208 Shares of Class B Common Stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ECHOSTAR COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
ECHOSTAR COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ECHOSTAR COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ECHOSTAR COMMUNICATIONS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
4th Amend. to Memorandum OEM Manufacturing Agmt.
5th Amend. to Memorandum OEM Manufacturing Agmt.
6th Amend. to Memorandum OEM Manufacturing Agmt.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
(Unaudited)

	December 31,	June 30,
	2001	2002

Assets
Current Assets:
Cash and cash equivalents	$1,677,889	$3,013,211
Marketable investment securities	1,150,408	1,338,390
Trade accounts receivable, net of allowance for uncollectible accounts of $22,770 and $26,105, respectively	318,128	319,392
Insurance receivable	106,000	106,000
Inventories	190,747	153,311
Other current assets	68,795	72,814

Total current assets	3,511,967	5,003,118
Restricted cash	1,288	4,249
Cash reserved for satellite insurance (Note 6)	122,068	167,522
Property and equipment, net	1,904,012	2,000,932
FCC authorizations, net	696,409	696,409
Other noncurrent assets	283,942	221,440

Total assets	$6,519,686	$8,093,670

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$254,868	$336,370
Deferred revenue	359,424	403,752
Accrued expenses	859,293	830,581
Current portion of long-term debt	14,782	15,375

Total current liabilities	1,488,367	1,586,078
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	375,000
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
4 7/8% Convertible Notes	1,000,000	1,000,000
5 3/4% Convertible Notes	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	6,480	20,772
Long-term deferred distribution and carriage revenue and other long-term liabilities	102,611	94,913

Total long-term obligations, net of current portion	5,809,091	5,815,685

Total liabilities	7,297,458	7,401,763
Commitments and Contingencies (Note 8)
Series D Convertible Preferred Stock and contingent value rights (Note 3)	—	1,519,579
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 241,015,004 and 242,197,727 shares issued and outstanding, respectively	2,410	2,422
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common Stock, $.01 par value, 800,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	1,709,797	1,742,115
Deferred stock-based compensation	(25,456)	(16,101)
Accumulated other comprehensive income (loss)	3,594	(27,985)
Accumulated deficit	(2,470,501)	(2,530,507)

Total stockholders’ deficit	(777,772)	(827,672)

Total liabilities and stockholders’ deficit	$6,519,686	$8,093,670

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Revenue:
DISH Network:
Subscription television services	$883,055	$1,071,845	$1,677,503	$2,087,902
Other	3,245	7,843	5,728	10,670

Total DISH Network	886,300	1,079,688	1,683,231	2,098,572
DTH equipment sales and integration services	47,159	68,140	88,178	125,190
Other	32,813	20,856	56,793	49,390

Total revenue	966,272	1,168,684	1,828,202	2,273,152
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	358,634	429,783	674,969	838,010
Customer service center and other	69,914	97,841	134,696	180,692
Satellite and transmission	8,821	14,844	17,916	28,022

Total DISH Network operating expenses	437,369	542,468	827,581	1,046,724
Cost of sales — DTH equipment	31,160	44,103	59,996	83,479
Cost of sales — other	22,572	9,969	38,501	26,170
Marketing:
Subscriber promotion subsidies — cost of sales (exclusive of depreciation shown below)	104,400	80,767	232,715	181,702
Subscriber promotion subsidies — other	122,454	138,002	267,370	271,372
Advertising and other	26,877	31,563	53,804	68,886

Total marketing expenses	253,731	250,332	553,889	521,960
General and administrative	87,677	85,234	163,349	179,759
Non-cash, stock-based compensation	7,011	2,169	14,467	3,835
Depreciation and amortization	62,839	87,981	121,689	169,518

Total costs and expenses	902,359	1,022,256	1,779,472	2,031,445

Operating income	63,913	146,428	48,730	241,707
Other Income (Expense):
Interest income	22,196	29,336	46,760	59,139
Interest expense, net of amounts capitalized	(86,058)	(116,272)	(169,155)	(245,515)
Other	(5,858)	(3,358)	(101,960)	(37,580)

Total other expense	(69,720)	(90,294)	(224,355)	(223,956)

Income (loss) before income taxes	(5,807)	56,134	(175,625)	17,751
Income tax provision, net	(48)	(10,294)	(97)	(10,519)

Net income (loss)	(5,855)	45,840	(175,722)	7,232
6 3/4% Series C Cumulative Convertible Preferred Stock dividends	(158)	—	(336)	—
Accretion of Series D Convertible Preferred Stock (Note 3)	—	—	—	(61,860)
Change in valuation of contingent value rights (Note 3)	—	(8,839)	—	(5,378)

Numerator for basic and diluted income (loss) per share — income (loss) available (attributable) to common shareholders	$(6,013)	$37,001	$(176,058)	$(60,006)

Denominator for basic income (loss) per share - weighted-average common shares outstanding	475,768	480,405	475,169	480,070

Denominator for diluted income (loss) per share - weighted-average diluted common shares outstanding	475,768	544,130	475,169	480,070

Basic net income (loss) per common share	$(0.01)	$0.08	$(0.37)	$(0.12)

Diluted net income (loss) per common share	$(0.01)	$0.07	$(0.37)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 31,

	2001	2002

Cash Flows From Operating Activities:
Net income (loss)	$(175,722)	$7,232
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of affiliates	20,930	8,012
Realized and unrealized loss on investments	82,683	26,408
Deferred stock-based compensation recognized	14,467	3,835
Deferred tax expense	—	5,454
Recognition of bridge commitment fees from reduction of bridge financing commitments (Note 7)	—	14,864
Depreciation and amortization	121,689	169,518
Amortization of debt discount and deferred financing costs	3,756	5,883
Change in long-term deferred distribution and carriage revenue and other long-term liabilities	24,304	16,656
Other, net	11,778	(783)
Changes in current assets and current liabilities, net	50,381	109,780

Net cash flows from operating activities	154,266	366,859
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,298,036)	(2,775,555)
Sales of marketable investment securities	1,097,344	2,556,074
Purchases of property and equipment	(302,276)	(244,585)
Cash reserved for satellite insurance (Note 6)	—	(59,680)
Change in cash reserved for satellite insurance relating to depreciation on related satellites (Note 6)	8,197	14,226
Capitalized merger-related costs	—	(10,645)
Other	(1,497)	(892)

Net cash flows from investing activities	(496,268)	(521,057)
Cash Flows From Financing Activities:
Net proceeds from issuance of Series D Convertible Preferred Stock	—	1,483,477
Net proceeds from issuance of 5 3/4% Convertible Notes	980,000	—
Repayments of mortgage indebtedness and notes payable	(6,762)	(447)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to Employee Stock Purchase Plan	4,843	6,711
Other	(337)	(221)

Net cash flows from financing activities	977,744	1,489,520

Net increase in cash and cash equivalents	635,742	1,335,322
Cash and cash equivalents, beginning of period	856,818	1,677,889

Cash and cash equivalents, end of period	$1,492,560	$3,013,211

Supplemental Disclosure of Cash Flow Information:
Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to Class A common stock	$5,370	$—
Forfeitures of deferred non-cash, stock-based compensation	2,046	5,520
Capitalized interest	10,307	14,838
EchoStar VII satellite vendor financing	—	15,000

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

Principal Business

     The operations of EchoStar Communications Corporation (“ECC,” and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, “EchoStar” or the “Company”) include two interrelated business units:

•	The DISH Network — a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network (“EchoStar receiver systems”) and the design, development and distribution of similar equipment for international satellite service providers.

     Since 1994, EchoStar has deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System currently consists of EchoStar’s FCC-allocated DBS spectrum, seven DBS satellites (“EchoStar I” through “EchoStar VII”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar’s principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

The Proposed Merger of EchoStar with Hughes

     During October, 2001, EchoStar, Hughes Electronics Corporation (“Hughes”) and General Motors (“GM”), which is Hughes’ parent company, signed definitive agreements relating to the merger of EchoStar and Hughes in a stock-for-stock transaction.

     The surviving corporation in the merger will carry the EchoStar name and will provide direct broadcast satellite services in the United States and Latin America, global fixed satellite services and other broadband communication services. The merger is subject to numerous conditions and risks. The agreements among the parties require that EchoStar arrange for the availability of $7.025 billion of cash in connection with the merger and related transactions. EchoStar expects that it will provide about $1.5 billion of this amount from available cash at the time of signing the merger agreement. In addition, EchoStar and Hughes obtained a $5.525 billion bridge financing commitment to assure that the remaining required cash would be available if and to the extent it could not be obtained through traditional capital markets or bank financing transactions. The bridge commitment was reduced to $3.325 billion as a result of the sale of $700 million of EchoStar DBS Corporation’s 9 1/8% senior notes due 2009 and a $1.5 billion investment by Vivendi Universal in EchoStar, which resulted in the issuance of 5,760,479 shares of EchoStar’s Series D convertible preferred stock to a subsidiary of Vivendi. While there can be no assurance, the remaining $3.325 billion bridge commitment is expected to be reduced to zero through a combination of financings by EchoStar, Hughes or a subsidiary of Hughes on or prior to the closing of the Hughes merger through public or private debt or equity offerings, bank debt or a combination thereof. The amount of such cash that could be raised by EchoStar prior to the completion of the Hughes merger is severely restricted. EchoStar’s agreements with GM and Hughes also severely restrict the amount of additional equity capital that can be raised by EchoStar, which restrictions may continue for up to two years following completion of the Hughes merger, absent possible favorable IRS rulings or termination of the Hughes merger.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     If the Hughes merger is terminated, under certain circumstances, EchoStar may be required to pay a $600 million termination fee to Hughes, and may be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion, either directly or through a merger or tender offer. In the event that only Hughes’ interest in PanAmSat is initially acquired, EchoStar would also be required to offer to acquire all of the remaining outstanding stock of PanAmSat at $22.47 per share. EchoStar expects that its acquisition of Hughes’ interest in PanAmSat, which would be at a price of $22.47 per share, together with its assumed purchase of the remaining outstanding PanAmSat shares and its payment of the termination fee to GM would require at least $3.4 billion of cash and approximately $600 million of EchoStar’s class A common stock (although EchoStar might instead choose to use a greater proportion of cash, and less or no stock for the purchase). EchoStar expects that it would meet this cash requirement by utilizing a portion of its cash on hand.

     As of June 30, 2002, EchoStar has capitalized approximately $28 million in merger related costs. If the Hughes merger is not consummated, EchoStar may be required to record a charge to earnings in future periods equal to all or a portion of this amount.

2. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Comprehensive Income (Loss)

     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Six Months Ended
	June 30,

	2001	2002

	(Unaudited)
Net income (loss)	$(175,722)	$7,232
Unrealized holding gains (losses) on available-for-sale securities arising during period	15,258	(41,344)
Reclassification adjustment for impairment losses on available-for-sale securities included in net loss	33,259	9,765

Comprehensive loss	$(127,205)	$(24,347)

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     Accumulated other comprehensive income (loss) presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

Basic and Diluted Loss Per Share

     Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS No. 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or warrants were exercised or convertible securities were converted to common stock, resulting in the issuance of common stock that then would share in any earnings of the Company.

     EchoStar had net losses for the three and six month periods ending June 30, 2001. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share for these periods since the effect is anti-dilutive. Since EchoStar reported net income attributable to common shareholders for the three month period ending June 30, 2002, the potential dilution from stock options exercisable into common stock for those periods was computed using the treasury stock method based on the average fair market value of the Class A common stock for the respective periods. The following table reflects the basic and diluted weighted-average shares (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Denominator for basic income (loss) per share — weighted-average common shares outstanding	475,768	480,405	475,169	480,070
Dilutive impact of options outstanding	—	6,120	—	—
Dilutive impact of Series D Convertible Preferred Stock	—	57,605	—	—

Denominator for diluted income (loss) per share — weighted-average diluted common shares outstanding	475,768	544,130	475,169	480,070

     As of June 30, 2002, the 4 7/8% Convertible Subordinated Notes and the 5 3/4% Convertible Subordinated Notes were convertible into approximately 22 million shares and 23 million shares of Class A common stock, respectively. The convertible notes are not included in the diluted earnings per share calculation as the notes are anti-dilutive because the interest per common share obtainable on conversion of these securities exceeds the basic earnings (loss) per share.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, EchoStar adopted the provisions of FAS 142 and ceased amortization of its FCC authorizations, which were determined to have indefinite lives. In accordance with FAS 142, EchoStar tested its FCC authorizations for impairment as of the date of adoption and determined that there was no impairment. The following table reconciles previously reported net income (loss) and basic and diluted loss per common share as if the provisions of FAS 142 were in effect for the three and six months ended June 30, 2001.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net loss, as reported	$(5,855)	$(175,722)
Add back: FCC authorization amortization	4,610	9,221

Net loss, as adjusted	$(1,245)	$(166,501)

Basic and diluted net loss per common share, as reported	$(0.01)	$(0.37)
Add back: FCC authorization amortization	0.01	0.02

Basic and diluted net income (loss) per common share, as adjusted	$0.00	$(0.35)

     As of December 31, 2001 and June 30, 2002, EchoStar had approximately $52 million of gross identifiable acquisition intangibles with related accumulated amortization of approximately $22 million and $27 million for each period, respectively. These identifiable acquisition intangibles primarily include acquired contracts and technology-based intangibles. Amortization of these intangible assets with an average finite useful life of approximately five years was $2 million and $5 million for the three and six months ended June 30, 2002. EchoStar estimates that such amortization expense will aggregate approximately $10 million annually for the remaining useful life of these intangible assets of approximately 2.5 years.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which will require companies to record exit, including restructuring, or disposal costs when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. FAS 146 also provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. The new requirements in FAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. EchoStar is currently evaluating the potential impact, if any, the adoption of FAS 146 will have on its financial position and results of operations.

3. Vivendi Universal

     In connection with its purchase of Series D convertible preferred stock during January 2002, Vivendi Universal received contingent value rights. If during a 20 day trading period preceding the three-year settlement date specified below (if the Hughes merger is completed), or the 30 month settlement date specified below (if the Hughes merger is not completed), the average price of EchoStar’s class A common stock is above the $26.04 price per share paid by Vivendi, then no amount will be payable under the contingent value rights. If the average price of EchoStar’s class A common stock during the relevant 20 day period is below that price, then EchoStar is obligated to pay Vivendi the difference between the price paid by Vivendi and the then current average price, up to a maximum payment under the rights of $225 million if the Hughes merger is completed, or $525 million if the Hughes merger is not completed. Any amount owing under these rights, which may be paid in cash or in EchoStar’s class A common stock at EchoStar’s option, would be settled three years after completion of the Hughes merger, except in certain limited circumstances. If the Hughes merger is not consummated, these rights will be settled 30 months after the acquisition of Hughes’ 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement. Any sale, transfer, or other disposition of the Series D convertible preferred stock, or the EchoStar class A common stock issued upon conversion of the Series D convertible preferred stock (other than to certain wholly owned subsidiaries), will result in termination of the rights corresponding to the number of shares transferred. Generally, in the event that the price of EchoStar’s class A common stock is at or above $31.25 for 90 consecutive calendar days prior to maturity of the contingent value rights, the rights automatically expire. However, during the period prior to either the consummation of the transactions contemplated by the merger agreement with Hughes or the termination of the merger agreements by the parties, Vivendi is prohibited from directly or indirectly selling or otherwise disposing of any EchoStar class A common stock, Series D convertible preferred stock, or any other EchoStar equity security, including from engaging in any hedging or derivative transaction involving such securities, and the contingent value rights cannot expire during that period regardless of the trading price.

     The contingent value rights, initially valued at approximately $30.7 million, were recorded as a charge to retained earnings as of the date of consummation of the investment on January 22, 2002. The current settlement amount of the contingent value rights is estimated on a quarterly basis using a standard Black Scholes pricing model to value each of the possible maximum payments and then computing a weighted-average value of the contingent value rights based on management’s estimates regarding the likelihood of each of the possible maximum payments. Quarterly adjustments to the initial estimated settlement amount of the contingent value rights are recorded as non-

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

cash charges or credits to retained earnings and are included as a component of EchoStar’s net income (loss) available (attributable) to common shareholders. For the three and six months ended June 30, 2002, EchoStar recorded an aggregate charge to retained earnings of approximately $8.8 million and $5.4 million, respectively, to increase the carrying value of the contingent value rights to their current estimated settlement amount.

     The conversion price for the Series D convertible preferred stock was set at $26.04 upon execution of the investment agreement on December 14, 2001. However, the investment was not consummated until January 22, 2002, when the price of EchoStar’s class A common stock was $26.58. Since the price as of the date of consummation of the investment was above the conversion price and since consummation of the investment was contingent on regulatory approval, the Series D preferred stock was deemed to be issued with a beneficial conversion feature. This feature required the difference between the conversion price and the price as of the date of consummation to be recorded as a discount on the Series D convertible preferred stock. The Series D convertible preferred stock was accreted to its conversion value through a charge to retained earnings equal to the discount of approximately $31.1 million as of the date of issuance since the Series D convertible preferred stock is immediately convertible at the holder’s option.

     The issuance costs of approximately $16.5 million related to the Series D convertible preferred stock were recorded as a discount on the Series D convertible preferred stock. However, since the Series D convertible preferred stock is redeemable at the holder’s option upon a change of control, as defined in the related agreement, and the redemption price of the Series D convertible preferred stock exceeds the discounted carrying value, the discount would be charged to retained earnings to restore the Series D convertible preferred stock to its redemption value if redemption of the Series D convertible preferred stock became probable. The merger of EchoStar and Hughes does not constitute a change of control with respect to the Series D convertible preferred stock. As of June 30, 2002, redemption of the Series D convertible preferred stock is not considered probable and thus no charge to retained earnings has been recorded.

4. Marketable and Non-Marketable Investment Securities

     EchoStar currently classifies all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, EchoStar adjusts the carrying value of its available-for-sale marketable investment securities to fair market value and reports the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income taxes, if applicable. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. EchoStar evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of EchoStar’s marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of June 30, 2002, EchoStar recorded unrealized losses of approximately $28 million as a separate component of stockholders’ deficit. During the six months ended June 30, 2002, EchoStar also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of its marketable investment securities of approximately $10 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. EchoStar's approximately $4.5 billion of cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $125 million as of June 30, 2002. During the quarter ended June 30, 2002, EchoStar's portfolio generally and EchoStar's strategic investments particularly, experienced and continue to experience, volatility. If the fair market value of EchoStar’s marketable

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

securities portfolio does not increase to cost basis or if EchoStar becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, EchoStar may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     EchoStar also has made strategic equity investments in certain non-marketable investment securities. EchoStar’s ability to create realizable value for its strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that EchoStar will not be able to sell these investments, or that when EchoStar desires to sell them that it will not be able to obtain full value for them. EchoStar evaluates its non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As such, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in EchoStar’s investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.

     EchoStar has a strategic investment in StarBand Communications, Inc. During April 2002, EchoStar changed its sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. During the first quarter of 2002, EchoStar determined that the carrying value of its investment in StarBand, net of approximately $8 million of equity in losses of StarBand recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of its StarBand investment to zero. The determination was based, among other things, on EchoStar’s continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. StarBand subsequently filed for bankruptcy during June 2002.

5. Inventories

     Inventories consist of the following (in thousands):

	December 31,	June 30,
	2001	2002

Finished goods — DBS	$127,186	$97,624
Raw materials	45,725	44,168
Finished goods — reconditioned and other	19,548	12,324
Work-in-process	7,924	5,945
Consignment	3,611	263
Reserve for excess and obsolete inventory	(13,247)	(7,013)

	$190,747	$153,311

6. Property and Equipment

Satellite Insurance

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders on EchoStar IV are available for use at this time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. Currently no programming is being transmitted to customers on EchoStar IV, and the satellite functions as an in-orbit spare.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Réunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Générales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras - Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

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

     The indentures related to certain of EchoStar DBS Corporation’s (“EDBS”) senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. In addition, the indenture related to EchoStar Broadband Corporation’s (“EBC”) senior notes requires EchoStar to maintain satellite insurance on the lesser of half of its satellites or three of its satellites. All of EchoStar’s seven in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of EDBS. Insurance coverage is therefore required for at least four of EchoStar’s seven satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ and EBC’s senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of June 30, 2002, cash reserved for satellite insurance totaled approximately $168 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

7. Bridge Financing Commitments

     In connection with the proposed merger between EchoStar and Hughes, EchoStar and Hughes obtained a $5.525 billion bridge financing commitment and EchoStar paid approximately $55 million of commitment fees in connection therewith. As a result of the sale of 9 1/8% Senior Notes due 2009 by EDBS during December 2001 and the closing of the $1.5 billion Vivendi investment in EchoStar during January 2002, the bridge commitment was reduced to $3.325 billion.

     Approximately $7.4 million of deferred commitment fees were expensed upon issuance of the 9 1/8% Senior Notes by EDBS and approximately $15 million of deferred commitment fees were expensed upon the closing of the $1.5 billion equity investment in EchoStar by Vivendi. Approximately $33 million of deferred commitment fees remain as of June 30, 2002. That amount will be charged to interest expense as and if the bridge commitment is further reduced. If the Hughes merger is not consummated, total remaining commitment fees will be immediately charged to operations. In the event that the bridge commitment is drawn, any deferred commitment fees not previously expensed will be amortized to interest expense in future periods.

     A fee of .50% per year on the aggregate bridge financing commitment outstanding is payable quarterly, in arrears, until the closing of the Hughes merger, or the termination or expiration of the agreements relating to the bridge commitments. These fees are expensed as incurred. During the six months ended June 30, 2002, EchoStar expensed approximately $9 million for these fees.

8. Commitments and Contingencies

Fee Dispute

     EchoStar had a dispute regarding the contingent fee arrangement with the attorneys who represented it in prior litigation with The News Corporation, Ltd. In early July 2002, the parties resolved their dispute.

WIC Premium Television Ltd

     During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and certain EchoStar subsidiaries.

     During September 1998, WIC filed another lawsuit in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing satellite receivers into Canada and from activating satellite receivers located in Canada to receive programming, together with damages in excess of $175 million.

     The Court in the Alberta action denied EchoStar’s Motion to Dismiss, and EchoStar’s appeal of that decision. The Federal action has been stayed pending the outcome of the Alberta action. The case is now in discovery. EchoStar intends to continue to vigorously defend the suit. Recently, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could aversely affect EchoStar’s defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Distant network litigation

     Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third-party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

     In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to enter judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. The case remains pending in Florida. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

     In February 1999, the networks filed a “Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding” against DIRECTV, Inc. in Miami related to the delivery of distant network channels to DIRECTV customers by satellite. DIRECTV settled that lawsuit with the networks. Under the terms of the settlement between DIRECTV and the networks, some DIRECTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DIRECTV customers were to be disconnected by December 31, 1999. Subsequently, substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

     In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami Federal Court, and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

     During September 2000, the Court granted the networks’ motion for preliminary injunction, denied the networks’ emergency motion, and denied EchoStar’s request to present live testimony and evidence. The Court’s original order required EchoStar to terminate network programming to certain subscribers “no later than February 15, 1999,” and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar’s past and future sale of distant ABC, NBC, CBS and FOX channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DIRECTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act.

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act, and the United States Supreme Court recently declined to review that decision. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. On April 17, 2002, the District Court denied the networks’ motion for preliminary injunction as moot.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

     If after a trial the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar’s business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the “121 Patent”) which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will continue to vigorously defend against this suit. On March 30, 2001, the Court stayed the action pending resolution of the International Trade Commission matter discussed below.

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. On March 6, 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims. In its answer, Gemstar asserted new patent infringement counterclaims regarding U.S. Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (“ITC”). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta district court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases were stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. On June 21, 2002, Administrative Law Judge Paul J. Luckern issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, Judge Luckern found that Gemstar was guilty of patent misuse with respect to the 121 Patent. The parties have filed petitions for the full ITC to review Judge Luckern’s Final

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Initial Determination. The ITC is expected to rule on the petitions by August 29, 2002. If the ITC were to overturn Judge Luckern’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar’s receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features EchoStar currently offer to consumers. Nevertheless, based upon its review of these patents, and based upon Judge Luckern’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar will continue to vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, continue to challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

     During 2000, Superguide Corp. also filed suit against EchoStar, DIRECTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believe that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. On July 3, 2002, the Court issued a Memorandum of Opinion on the summary Judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low volume products which are no longer in production. Subsequently, on July 26, 2002, the Court summarily ruled that the aforementioned low volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. EchoStar expects that Superguide and Gemstar will file appeals to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case.

     In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

     IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per-view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in EchoStar’s favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed, permitting the Judge to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV’s request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, EchoStar filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice if mediation does not resolve the dispute. The matter is currently in mediation. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages, was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. A hearing on Plaintiff’s Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held on June 28, 2002. At the hearing, the Court issued a preliminary ruling denying Plaintiff’s Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of Plaintiff’s claims. An appeal by Plaintiffs of the grant of Summary Judgement is possible.

State Investigation

      During April 2002, two state Attorney Generals commenced a civil investigation concerning certain of EchoStar's business practices. Over the course of the next three months, eight additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar's call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation. It is too early to make an assessment of the probable outcome, or to determine the extent of any damages or injunctive relief which could result.

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et. al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain EchoStar satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers as invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County Court action is scheduled for November 1, 2002. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, have moved to intervene in the Arapahoe County Court action as plaintiffs and proposed class representatives. The United States District Court for the District of Colorado recently stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court.

     Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. Plaintiff has moved for reconsideration of the Court’s order dismissing the case. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar’s Motion for Summary Judgment was granted with respect

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

to Plaintiff’s claim of interference with contractual relations and unfair competition. Plaintiff’s Motion for Summary Judgment was granted with respect to its breach of contract claim for fees during the period from May 1998 through July 19, 1998. The amount of those fees, totaling less than $5 million remains in dispute. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages. EchoStar intends to vigorously defend this case.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of those actions will not materially affect EchoStar’s financial position or results of operations.

9. Segment Reporting

Financial Data by Business Unit (in thousands)

     Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two separate business units. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

		EchoStar
		Technologies
	Dish Network	Corporation	All Other	Eliminations	Consolidated Total

Three Months Ending June 30, 2001
Revenue	$906,591	$25,760	$34,966	$(1,045)	$966,272
Net income (loss)	(3,823)	(7,469)	5,437	—	(5,855)
Three Months Ending June 30, 2002
Revenue	$1,106,180	$40,355	$23,588	$(1,439)	$1,168,684
Net income (loss)	40,393	1,036	4,411	—	45,840
Six Months Ending June 30, 2001
Revenue	$1,724,581	$44,488	$60,842	$(1,709)	$1,828,202
Net income (loss)	(170,373)	(15,257)	9,908	—	(175,722)
Six Months Ending June 30, 2002
Revenue	$2,147,853	$74,068	$54,173	$(2,942)	$2,273,152
Net income (loss)	(2,126)	(2,166)	11,524	—	7,232

10. Subsequent Events

Internal Revenue Service

     During 2001 the Internal Revenue Service (“IRS”) conducted an audit of EchoStar’s consolidated federal income tax returns for the years 1997, 1998, and 1999. As a result of this review the IRS challenged the timing of deduction of certain subscriber acquisition costs. In July 2002, EchoStar received notification from the IRS of their decision to allow the deduction of the subscriber acquisition costs in accordance with EchoStar’s filed returns.

EchoStar V

     During 2001, EchoStar V experienced anomalies resulting in the loss of one solar array string and during July 2002, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VI

     During 2001, EchoStar VI experienced anomalies resulting in the loss of two solar array strings and during August 2002, EchoStar VI experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to: our proposed merger with Hughes Electronics Corporation may not occur as a result of: (1) the failure to obtain necessary federal antitrust clearance, Federal Communications Commission, or FCC, approval or the requisite approval from General Motors’ stockholders, (2) shareholder, state attorney general or other litigation challenging the merger, or (3) the failure to satisfy other conditions; while we need substantial additional financing, we are highly leveraged and subject to numerous constraints on our ability to raise additional debt; we may incur unanticipated costs in connection with the Hughes merger financing or any refinancings we must undertake or consents we must obtain to enable us to consummate the Hughes merger; regulatory authorities may impose burdensome terms on us as a condition of granting their approval of the Hughes merger or the acquisition of Hughes’ interest in PanAmSat, and legislative and regulatory developments may create unexpected challenges for us; we may not realize the benefits and synergies we expect from, and may incur unanticipated costs with respect to, the Hughes merger due to delays, burdensome conditions imposed by regulatory authorities, difficulties in integrating the businesses or disruptions in relationships with employees, customers or suppliers; we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business; we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses; the regulations governing our industry may change; our satellite launches may be delayed or fail, our satellites may fail prematurely in orbit, we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites; and we may be unable to settle outstanding claims with insurers; weakness in the global economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets; service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business; we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition; DISH Network subscriber growth may decrease; subscriber turnover may increase; and subscriber acquisition costs may increase; sales of digital equipment and related services to international direct-to-home service providers may decrease; future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties; the September 11, 2001 terrorist attacks and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this document, the words “we,” “our,” and “us” refer to EchoStar Communications Corporation and its subsidiaries, unless the context otherwise requires. “EDBS” refers to EchoStar DBS Corporation and its subsidiaries and “EBC” refers to EchoStar Broadband Corporation and its subsidiaries. “General Motors” or “GM” refers to General Motors Corporation, “Hughes” refers to Hughes Electronics Corporation, or a holding company that is expected to be formed to hold all of the stock of Hughes, and “PanAmSat” refers to PanAmSat Corporation, in each case including their respective subsidiaries, unless the context otherwise requires. We expect that consummation of the Hughes merger and related transactions and consummation of the PanAmSat acquisition described in our Annual Report on Form 10-K for the year ended December 31, 2001 would have material effects on our results of operations and liquidity and capital resources. Our historical financial information contained in this document does not give effect to either of these transactions, on a pro forma or any other basis, and our liquidity and capital resources discussions do not take these transactions into account. The amended EchoStar information statement, which we filed with the Securities and Exchange Commission on July 11, 2002 and expect to distribute to our common stockholders this summer, includes pro forma financial information of the combined company as if the Hughes merger had been consummated and for us as if the Pan AmSat acquisition had been consummated, each in accordance with the rules and regulations of the Securities and Exchange Commission. Please see our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of how you can obtain a copy of the EchoStar information statement from the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

     Revenue. Total revenue for the three months ended June 30, 2002 was $1.169 billion, an increase of $203 million compared to total revenue for the three months ended June 30, 2001 of $966 million. The increase in total revenue was primarily attributable to continued DISH Network subscriber growth. As discussed below, certain of our promotions to attract new subscribers currently include free or reduced price programming. We expect to continue those promotions at least through the remainder of this year. Consequently, assuming a continued slow economy, we currently expect that our revenues will increase approximately 20% in 2002 compared to 2001 as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled $1.072 billion for the three months ended June 30, 2002, an increase of $189 million compared to the same period in 2001. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to continued DISH Network subscriber growth. DISH Network added approximately 295,000 net new subscribers for the three months ended June 30, 2002 compared to approximately 350,000 net new subscriber additions during the same period in 2001. We believe the reduction in net new subscribers for the three months ended June 30, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of June 30, 2002, we had approximately 7.46 million DISH Network subscribers compared to approximately 6.07 million at June 30, 2001, an increase of approximately 23%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to end 2002 with more than 8 million DISH Network subscribers.

     Monthly average revenue per subscriber was approximately $48.85 during the three months ended June 30, 2002 and approximately $50.00 during the same period in 2001. The decrease in monthly average revenue per subscriber is primarily attributable to our I Like 9 promotion, under which participating subscribers received substantially discounted programming for twelve months, and certain of our current new subscriber promotions, discussed below, under which new subscribers receive free programming for the first three months of their term of service. While there can be no assurance, since we expect to continue free and reduced price programming promotions

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS — Continued

at least through the end of the year, and as a result of other factors, we currently expect that monthly average revenue per subscriber for 2002 will remain near current levels, but that it will not reach or exceed average revenue per subscriber levels achieved during 2001.

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

     Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. The Media Bureau of the FCC (the “Bureau”) recently concluded that we are not in compliance with “must carry” obligations. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet their standards. We have implemented certain remedial actions which we believe should satisfy the Bureau and have filed two compliance reports with the FCC describing our “must carry” implementation measures made in response to the Bureau’s order. However, there can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets where we provide local channels in order to meet their interpretation of “must carry” obligations. Any reduction in the number of markets we serve in order to comply with “must carry” requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

     For the three months ended June 30, 2002, DTH equipment sales revenue totaled $68 million, an increase of $21 million compared to the same period during 2001. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. The increase in DTH equipment sales revenue principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu in Canada, one of our primary international DTH customers. This increase was partially offset by a decrease in sales of digital set-top boxes to our other primary international DTH customer, Via Digital in Spain.

     A significant portion of DTH equipment sales revenues through 2001 resulted from sales to Via Digital and Bell ExpressVu. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital. However, we cannot guarantee at this time that those negotiations will be successful. In addition, our future revenue from the sale of DTH equipment in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. As a result of these factors, we expect total DTH equipment sales revenue in 2002 to approximate 2001 levels. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $542 million during the three months ended June 30, 2002, an increase of $105 million or 24% compared to the same period in 2001. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 51% and 50% of subscription television services revenue during the three months ended June 30, 2002 and 2001, respectively. The increase in DISH Network operating expenses as a percentage of subscription television services revenue primarily resulted from the expansion of our installation and service business and increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. We expect to continue to control costs and create operating efficiencies. While there can be no assurance, we expect operating expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2002. See further discussion of components of DISH Network operating expense below.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS — Continued

     Subscriber-related expenses totaled $430 million during the three months ended June 30, 2002, an increase of $71 million compared to the same period in 2001. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% and 41% of subscription television services revenues during the three months ended June 30, 2002 and 2001, respectively. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2002.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $98 million during the three months ended June 30, 2002, an increase of $28 million as compared to the same period in 2001. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 9% and 8% of subscription television services revenue during the three months ended June 30, 2002 and 2001, respectively. While there can be no assurance, we expect these expenses in total and as a percentage of subscription television services revenue to remain near current levels during the remainder of 2002. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We intend to continue to implement the automation of simple telephone responses, and to increase Internet and satellite receiver-based customer assistance in the future, in order to better manage customer service costs.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers, and contracted satellite telemetry, tracking and control services. Satellite and transmission expenses totaled $15 million during the three months ended June 30, 2002, a $6 million increase compared to the same period in 2001. The increase in Satellite and transmission expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. Satellite and transmission expenses totaled 1% of subscription television services revenue during each of the three months ended June 30, 2002 and 2001. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue to increase in the future as additional satellites are placed in service, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

     Cost of sales — DTH equipment. Cost of sales — DTH equipment totaled $44 million during the three months ended June 30, 2002, an increase of $13 million compared to the same period in 2001. Cost of sales — DTH equipment principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. The increase in Cost of sales — DTH equipment principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu. This increase was partially offset by a decrease in sales of digital set-top boxes to Via Digital. Cost of sales - DTH equipment represented 65% and 66% of DTH equipment revenue, during the three months ended June 30, 2002 and 2001, respectively.

     Marketing Expenses. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Marketing expenses totaled $250 million during the three months ended June 30, 2002 compared to $254 million for the same period in 2001. Total marketing expenses for the three months ended June 30, 2002 includes an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in Marketing expenses, absent the royalty adjustment, primarily resulted from an increase in Advertising expense related to our 2002 marketing promotions and an increase in Subscriber promotion subsidies — other primarily related to additional subsidies on second receiver installations. The increase was partially offset by a decrease in Subscriber promotion subsidies — cost of sales due to reductions in the cost of manufactured equipment. Subscriber promotion subsidies — cost of sales includes the cost related to EchoStar receiver systems

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS — Continued

distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies — other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $32 million and $27 million during the three months ended June 30, 2002 and 2001, respectively.

     During the three months ended June 30, 2002, our marketing promotions included our Free Dish, 1-2-3 Great TV, free installation program, and Digital Home Plan, which are described below.

     Free Dish. Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Effective July 13, 2002, eligible subscribers are able to purchase a second receiver for $49.99. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least January 12, 2003.

     1-2-3 Great TV. During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchase one or more receivers, provide a valid major credit card and make a one-year commitment, receive the first three months of qualified programming and installation of up to two receivers for free. This promotion expired on July 31, 2002.

     Free Installation. Under our free installation program all subscribers who purchased an EchoStar receiver system from September 2000 to December 2001, were eligible to receive a free professional installation of one EchoStar receiver system. Effective December 2001, all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least January 12, 2003.

     Digital Home Plan. Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America’s Top 50 CD programming package for $27.99 per month, to providing consumers our America’s Top 150 programming package and two or more EchoStar receiver systems for $50.99 to $60.99 per month. Each plan includes in-home service, and the consumer must agree to a one-year commitment and incur a one-time set-up fee of $49.99. Through July 31, 2002, the promotion also included the first three month’s of qualified programming free for qualified Digital Home Plan programming packages. Effective August 1, 2002, the one-time set-up fee includes only the first month’s qualified programming payment. For an additional $50.00, consumers can also choose to include a Dish PVR in the Digital Home Plan. Dish PVR receivers include a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we expect it to continue through at least January 12, 2003.

     Free for All. Effective August 1, 2002, we commenced our Free for All promotion. Under this promotion, subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, receive free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Although there can be no assurance as to the ultimate duration of the Free For All promotion, we expect it to continue through at least January 12, 2003.

     Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies — cost of sales, subscriber promotion subsidies — other and DISH Network acquisition marketing expenses. During the three months ended June 30, 2002, our subscriber acquisition costs totaled approximately $248 million, or approximately $386 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended June 30, 2001 totaled approximately $252 million, or approximately $384 per new subscriber activation. Total subscriber acquisition costs for the three months ended June 30, 2002 include an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS — Continued

estimated amounts previously accrued. The increase in total subscriber acquisition costs, absent the royalty adjustment, primarily resulted from an increase in Advertising expense related to our 2002 marketing promotions and an increase in Subscriber promotion subsidies — other primarily related to additional subsidies on second receiver installations. The increase was partially offset by a decrease in Subscriber promotion subsidies — cost of sales due to reductions in the cost of manufactured equipment. While there can be no assurance, we currently expect per subscriber acquisition costs for the full year to be consistent with first quarter 2002 per subscriber acquisition costs of approximately $430. Anticipated per subscriber acquisition costs for the full year take into consideration, among other things, anticipated advertising costs, and promotions targeting subscribers who want multiple receivers. Those promotions result in higher equipment subsidies and increased dealer commissions compared to our typical historical promotions. While there can be no assurance, we believe heightened credit procedures we implemented during the first quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions.

     Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $89 million and $86 million for the three months ended June 30, 2002 and 2001, respectively. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $9 million and $2 million during the three months ended June 30, 2002 and 2001, respectively, also is not included in our calculation of subscriber acquisition costs.

     Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     General and Administrative Expenses. General and administrative expenses totaled $85 million during the three months ended June 30, 2002, a decrease of $3 million as compared to the same period in 2001. The decrease in G&A expenses was primarily attributable to a decrease in bad debt expense. Our second quarter 2002 promotions, offering new subscribers three months of free programming, were largely responsible for the decrease in bad debt expense. G&A expenses represented 7% and 9% of total revenue during the three months ended June 30, 2002 and 2001, respectively. While there can be no assurance, we expect G&A expenses as a percentage of total revenue for the remainder of 2002 to be consistent with the expense to revenue ratio for the six months ended June 30, 2002.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended June 30, 2002 we recognized $2 million under this performance-based plan, a decrease of $5 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures. The remaining deferred compensation of $16 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS — Continued

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

	Three Months Ended June 30,

	2001	2002

	(in thousands)
Customer service center and other	$388	$183
Satellite and transmission	311	182
General and administrative	6,312	1,804

Total non-cash, stock-based compensation	$7,011	$2,169

     Options to purchase an additional 9.1 million shares are outstanding as of June 30, 2002 and were granted at fair market value during 1999, 2000 and 2001 pursuant to our Long Term Incentive Plan. The weighted-average exercise price of these options is $9.02. Vesting of these options is contingent on meeting certain longer-term goals, which would be achieved following consummation of the proposed merger with Hughes. The vesting of these options will not accelerate as a result of the proposed merger with Hughes. Since the merger has not yet occurred, the goals have not yet been achieved. Consequently, no compensation was recorded during the three months ended June 30, 2001 and 2002 related to these long-term options. We will record the related compensation at the earlier of achievement of the performance goals or consummation of the proposed merger with Hughes. Such compensation, if recorded, would result in material non-cash stock-based compensation expense in our statements of operations.

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus total marketing expenses. Pre-marketing cash flow was $487 million during the three months ended June 30, 2002, an increase of $100 million or 26% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of total revenue was approximately 42% and 40% during the three months ended June 30, 2002 and 2001, respectively. Pre-marketing cash flow for the three months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to be approximately 40% during the remainder of 2002.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and adjusted for non-cash, stock-based compensation. EBITDA was $237 million during the three months ended June 30, 2002, compared to $134 million during the same period in 2001. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. EBITDA for the three months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters and an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. Our calculation of EBITDA for the three months ended June 30, 2002 and 2001 does not include approximately $2 million and $7 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $89 million and $86 million during 2002 and 2001, respectively. While there can be no assurance, we expect EBITDA to increase approximately 80% to 100% in 2002 compared to 2001. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

     It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. We use EBITDA and pre-marketing cash flow as a few of the key measurements of operating efficiency and overall financial performance and believe these can be helpful measures for those evaluating

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS — Continued

companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. Pre-marketing cash flow measures EBITDA before costs incurred to acquire subscribers to help assess the amount of income generated each period to be used to service debt and acquire subscribers. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $88 million during the three months ended June 30, 2002, a $25 million increase compared to the same period in 2001. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002 and Digital Home Plan equipment and other depreciable assets placed in service during late 2001 and thereafter. In addition, EchoStar VIII is scheduled to launch August 20, 2002. Upon completion of in-orbit testing, we will begin to record depreciation expense related to EchoStar VIII.

     Other Income and Expense. Other expense, net, totaled $90 million during the three months ended June 30, 2002, an increase of $20 million compared to the same period in 2001. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 5 3/4% Convertible Subordinated Notes in May 2001 and the issuance of our 9 1/8% Senior Notes in December 2001.

     Net income (loss). Net income was $46 million during the three months ended June 30, 2002, an increase of $52 million compared to a net loss of $6 million for the same period in 2001. This increase is primarily attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. Net income for the three months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters and an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

     Net income (loss) available (attributable) to common shareholders. Net income available to common shareholders was $37 million during the three months ended June 30, 2002, an increase of $43 million compared to a net loss attributable to common shareholders of $6 million for the same period in 2001. This increase is primarily attributable to the increase in Net income, as discussed above. The increase in Net income available to common shareholders was partially offset by $9 million of non-cash retained earnings reductions resulting from an increase in valuation of contingent value rights associated with the Vivendi equity investment. This item is not a component of Net income but is included in Net income available to common shareholders for purposes of computing Net income per common share.

Six Months Ended June 30, 2002 Compared to Six Month Ended June 30, 2001.

     Revenue. Total revenue for the six months ended June 30, 2002 was $2.273 billion, an increase of $445 million compared to total revenue for the six months ended June 30, 2001 of $1.828 billion. The increase in total revenue was primarily attributable to continued DISH Network subscriber growth.

     DISH Network subscription television services revenue totaled $2.088 billion for the six months ended June 30, 2002, an increase of $410 million compared to the same period in 2001. This increase was directly attributable to continued DISH Network subscriber growth.

     For the six months ended June 30, 2002, DTH equipment sales revenue totaled $125 million, an increase of $37 million compared to the same period during 2001. The increase in DTH equipment sales revenue principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu. This increase was partially offset by a decrease in sales of digital set-top boxes to Via Digital.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     DISH Network Operating Expenses. DISH Network operating expenses totaled $1.047 billion during the six months ended June 30, 2002, an increase of $219 million or 26% compared to the same period in 2001. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 50% and 49% of subscription television services revenue during the six months ended June 30, 2002 and 2001, respectively. The increase in DISH Network operating expenses as a percentage of subscription television services revenue primarily resulted from the expansion of our installation and service business and increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. See further discussion of components of DISH Network operating expense below.

     Subscriber-related expenses totaled $838 million during the six months ended June 30, 2002, an increase of $163 million compared to the same period in 2001. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses represented 40% of subscription television services revenues during each of the six months ended June 30, 2002 and 2001.

     Customer service center and other expenses totaled $181 million during the six months ended June 30, 2002, an increase of $46 million as compared to the same period in 2001. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 9% and 8% of subscription television services revenue during the six months ended June 30, 2002 and 2001, respectively.

     Satellite and transmission expenses totaled $28 million during the six months ended June 30, 2002, a $10 million increase compared to the same period in 2001. The increase in Satellite and transmission expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. Satellite and transmission expenses totaled 1% of subscription television services revenue during each of the six months ended June 30, 2002 and 2001.

     Cost of sales — DTH equipment. Cost of sales — DTH equipment totaled $83 million during the six months ended June 30, 2002, an increase of $23 million compared to the same period in 2001. Cost of sales — DTH equipment principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. The increase in Cost of sales — DTH equipment principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu. This increase was partially offset by a decrease in sales of digital set-top boxes to Via Digital. Cost of sales - DTH equipment represented 67% and 68% of DTH equipment revenue, during the six months ended June 30, 2002 and 2001, respectively.

     Marketing Expenses. Marketing expenses totaled $522 million during the six months ended June 30, 2002 compared to $554 million for the same period in 2001. Total marketing expenses for the six months ended June 30, 2002 includes an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in Marketing expenses, absent the royalty adjustment, primarily resulted from an increase in Advertising expense related to our 2002 marketing promotions and an increase in Subscriber promotion subsidies — other primarily related to additional subsidies on second receiver installations. The increase was partially offset by a decrease in Subscriber promotion subsidies — cost of sales due to reductions in the cost of manufactured equipment. Subscriber promotion subsidies — cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies — other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $69 million and $54 million during the six months ended June 30, 2002 and 2001, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     General and Administrative Expenses. General and administrative expenses totaled $180 million during the six months ended June 30, 2002, an increase of $17 million as compared to the same period in 2001. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 8% and 9% of total revenue during the six months ended June 30, 2002 and 2001, respectively.

     Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the six months ended June 30, 2002 we recognized $4 million under the 1999 incentive plan, a decrease of $10 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $16 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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

	Six Months Ended June 30,

	2001	2002

	(in thousands)
Customer service center and other	$621	$365
Satellite and transmission	777	(372)
General and administrative	13,069	3,842

Total non-cash, stock-based compensation	$14,467	$3,835

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus total marketing expenses. Pre-marketing cash flow was $937 million during the six months ended June 30, 2002, an increase of $198 million or 27% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of total revenue was approximately 41% and 40% during the six months ended June 30, 2002 and 2001, respectively. Pre-marketing cash flow for the six months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and adjusted for non-cash, stock-based compensation. EBITDA was $415 million during the six months ended June 30, 2002, compared to $185 million during the same period in 2001. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. EBITDA for the six months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters and an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. Our calculation of EBITDA for the six months ended June 30, 2002 and 2001 does not include approximately $4 million and $14 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $166 million and $149 million during 2002 and 2001, respectively.

     It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. We use EBITDA and pre-marketing cash flow as a few of the key measurements of operating efficiency and overall financial performance and believe these can be helpful measures for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. Pre-marketing cash flow measures EBITDA before costs incurred to acquire subscribers to help assess the amount of

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

income generated each period to be used to service debt and acquire subscribers. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $170 million during the six months ended June 30, 2002, a $48 million increase compared to the same period in 2001. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of commercial operations of EchoStar VII in April 2002 and Digital Home Plan equipment and other depreciable assets placed in service during late 2001 and thereafter. In addition, EchoStar VIII is scheduled to launch August 20, 2002. Upon completion of in-orbit testing, we will begin to record depreciation expense related to EchoStar VIII.

     Other Income and Expense. Other expense, net, totaled $224 million during each of the six months ended June 30, 2002 and 2001. Interest expense increased as a result of the issuance of our 5 3/4% Convertible Subordinated Notes in May 2001, the issuance of our
9 1/8% Senior Notes in December 2001, and approximately $23 million of bridge financing commitment fees. This increase in interest expense was partially offset by an increase in interest income and a decrease in Other expenses related to net losses on marketable and non-marketable investment securities of approximately $26 million recorded in 2002 compared to approximately $83 million during 2001.

     Net income (loss). Net income was $7 million during the six months ended June 30, 2002, a $183 million increase compared to a net loss of $176 million for the same period in 2001. This increase is primarily attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. Net income for the six months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters and an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

     Net income (loss) available (attributable) to common shareholders. Net loss attributable to common shareholders was $60 million during the six months ended June 30, 2002, an increase of $116 million compared to a net loss attributable to common shareholders of $176 million for the same period in 2001. This increase is primarily attributable to the increase in Net income, as discussed above. The increase in Net income attributable to common shareholders was partially offset by $67 million of non-cash retained earnings reductions resulting from the contingent value rights and conversion features associated with the Vivendi equity investment. This item is not a component of Net income but is included in Net income attributable to common shareholders for purposes of computing Net income per common share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

     As of June 30, 2002, our cash, cash equivalents and marketable investment securities totaled $4.523 billion, including $168 million of cash reserved for satellite insurance and approximately $4 million of restricted cash, compared to $2.952 billion, including $122 million of cash reserved for satellite insurance and $1 million of restricted cash, as of December 31, 2001. For the six months ended June 30, 2002 and 2001, we reported net cash flows from operating activities of $367 million and $154 million, respectively. The $213 million increase in net cash flow from operating activities reflects, among other things, changes in working capital and an increase in the number of DISH Network subscribers.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

all, if needed in the future. Our ability to generate positive future operating and net cash flows is dependent upon our ability to continue to expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our EchoStar Technologies Corporation’s business. There can be no assurance that we will be successful in achieving any or all of our goals. The amount of capital required to fund our 2002 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition, including capitalized costs associated with our Digital Home Plan. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of continued general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

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

Investment Securities

     We currently classify all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of June 30, 2002, we recorded unrealized losses of approximately $28 million as a separate component of stockholders’ deficit. During the six months ended June 30, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $10 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. Our approximately $4.5 billion of cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregate approximately $125 million as of June 30, 2002. During the quarter ended June 30, 2002, our portfolio generally, and or strategic investments particularly, experienced and continue to experience, volatility. If the fair market value of our marketable securities portfolio does not increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     We also have made strategic equity investments in certain non-marketable investment securities. Our ability to create realizable value for our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As such, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.

     We have a strategic investment in StarBand Communications, Inc. During April 2002, we changed our sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. During the first quarter of 2002, we determined that the carrying value of our investment in StarBand, net of approximately $8 million of equity in losses of StarBand recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of our StarBand investment to zero. The determination was based, among other things, on our continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. StarBand subsequently filed for bankruptcy during June 2002.

Subscriber Turnover

     Our percentage churn for the six months ended June 30, 2002 decreased compared to our percentage churn for the same period in 2001. While there can be no assurance, we currently expect that our percentage churn during 2002 will be consistent with our percentage churn during 2001. We also expect that our churn will continue to be lower than satellite and cable industry averages. However, impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

     Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. The Media Bureau of the FCC (the “Bureau”) recently concluded that we are not in compliance with “must carry” obligations. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet their standards. We have implemented certain remedial actions which we believe should satisfy the Bureau and have filed two compliance reports with the FCC describing our “must carry” implementation measures made in response to the Bureau’s order. However, there can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets where we provide local channels in order to meet their interpretation of “must carry” obligations. Any reduction in the number of markets we serve in order to comply with “must carry” requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

Subscriber Acquisition Costs

     As previously described, we generally subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were approximately $407 per new subscriber activation during the six months ended June 30, 2002. While there can be no assurance, we currently expect per subscriber acquisition costs for the full year to be consistent with first quarter 2002 per subscriber acquisition costs of approximately $430. Anticipated per subscriber acquisition costs for the full year take into consideration, among other things, anticipated advertising costs, and promotions targeting subscribers who want multiple receivers. Those promotions result in higher equipment subsidies and increased dealer commissions compared to our typical historical promotions. While there can be no assurance, we believe heightened credit procedures we implemented during the first quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan promotion are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $166 million for the six months ended June 30, 2002. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $21 million during the six months ended June 30, 2002, also is not included in our calculation of subscriber acquisition costs.

     Except with respect to the Hughes merger, if completed, funds necessary to meet subscriber acquisition costs are expected to be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional capital in the future to meet these requirements. If we were required to raise capital today, a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

Merger Obligations

     The agreements related to the merger of Hughes and us require that we arrange for the availability of $7.025 billion of cash in connection with the merger and related transactions. We expect that it will provide about $1.5 billion of this amount from available cash at the time of signing the merger agreement. In addition, we and Hughes obtained a $5.525 billion bridge financing commitment to assure that the remaining required cash would be available if and to the extent it could not be obtained through traditional capital markets or bank financing transactions. The bridge commitment was reduced to $3.325 billion as a result of the sale of $700 million of EDBS’ 9 1/8% senior notes due 2009 and a $1.5 billion investment by Vivendi Universal in us, which resulted in the issuance of 5,760,479 shares of our Series D convertible preferred stock to a subsidiary of Vivendi. While there can be no assurance, the remaining $3.325 billion bridge commitment is expected to be reduced to zero through a combination of financings by us, Hughes or a subsidiary of Hughes on or prior to the closing of the Hughes merger through public or private debt or equity offerings, bank debt or a combination thereof. The amount of such cash that could be raised by us prior to the completion of the Hughes merger is severely restricted. Our agreements with GM and Hughes also severely restrict the amount of additional equity capital that can be raised by us, which restrictions may continue for up to two years following completion of the Hughes merger, absent possible favorable IRS rulings or termination of the Hughes merger.

     In connection with the bridge commitment, during 2001 we paid approximately $55 million of commitment fees. Approximately $7.4 million of deferred commitment fees were expensed upon issuance of the 9 1/8% Senior Notes by EDBS and approximately $15 million of deferred commitment fees were expensed upon the closing of the $1.5 billion equity investment in us by Vivendi. Approximately $33 million of deferred commitment fees remain as of June 30, 2002. That amount will be charged to interest expense as and if the bridge commitment is further reduced. If the Hughes merger is not consummated, total remaining commitment fees will be immediately charged to operations. In the event that the bridge commitment is drawn, any deferred commitment fees not previously expensed will be amortized to interest expense in future periods.

     A fee of .50% per year on the aggregate bridge financing commitment outstanding is payable quarterly, in arrears, until the closing of the Hughes merger, or the termination or expiration of the agreements relating to the bridge commitments. These fees are expensed as incurred. During the six months ended June 30, 2002, we expensed approximately $9 million for these fees.

     If the Hughes merger is terminated, under certain circumstances, we may be required to pay a $600 million termination fee to Hughes, and may be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion, either directly or through a merger or tender offer. In the event that only Hughes’ interest in PanAmSat is initially acquired, we would also be required to offer to acquire all of the remaining outstanding stock of PanAmSat at $22.47 per share. We expect that our acquisition of Hughes’ interest in PanAmSat, which would be at a price of $22.47 per share, together with our assumed purchase of the remaining outstanding PanAmSat shares and our payment of the termination fee to GM would require at least $3.4 billion of cash and approximately $600 million of our class A common stock (although we might instead choose to use a greater proportion of cash, and less or no stock for the purchase). We expect that we would meet this cash requirement by utilizing a portion of our cash on hand.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Certain of the indentures governing our debt or convertible debt instruments contain change in control provisions which, as a result of our merger with Hughes, would require the combined entity to make an offer to re-purchase those obligations at 101% of the principal amount thereof, together with accrued but unpaid interest on the obligations.

     It may be possible to obtain the consent of the holders of those obligations in order to avoid implementation of the change in control offers. A successful consent solicitation could require us to make cash payments to the holders and/or to make amendments to certain terms of the relevant indentures for the benefit of the holders, potentially including terms relating to the maturity of the obligations, the interest payable on the obligations, or to provide other similar inducements to the holders. The amounts and significance of those payments or inducements would depend in large part upon the prices at which our debt and convertible debt instruments are trading at the time of the solicitations. These trading prices depend on investors’ continuing assessment of our prospects and the prospects for the combined entity, the credit rating on those instruments, and upon prevailing interest rates and other broad factors which impact the markets or the industry segments in which we operate.

     We have not yet determined whether or when to undertake those solicitations or whether to pursue a different resolution. Pursuant to the merger agreement with Hughes, as amended, we are required, by September 15, 2002, to:

•	Use commercially reasonable efforts to solicit consents from the holders of the applicable debt instruments so that the completion of the merger will not constitute a change in control under the relevant indentures, including our offering a reasonable and customary consent fee or interest payment modification;

•	Obtain additional committed financing in an amount sufficient to refinance all indebtedness outstanding under those indentures to which an amendment to the relevant change in control provision was not obtained; or

•	Present Hughes with a plan under which, after completion of the merger with Hughes, the combined entity will not be in breach of its obligations under, and will be able to comply with its obligations under the terms of, the relevant indentures. If Hughes rejects the plan after considering the plan in good faith, we will be required to promptly (and in any event within 20 business days after such rejection) adopt one of the other two options discussed above.

     If we were required to conduct these solicitations on or about the date of filing of this report on Form 10-Q, we believe that the cost to obtain all of the requisite consents would be substantial, and could, under certain circumstances, have a material adverse affect on our financial condition and on consummation of the merger.

Vivendi Equity Investment

     In connection with its purchase of Series D convertible preferred stock during January 2002, Vivendi Universal received contingent value rights. If during a 20 day trading period preceding the three-year settlement date specified below (if the Hughes merger is completed), or the 30 month settlement date specified below (if the Hughes merger is not completed), the average price of our class A common stock is above the $26.04 price per share paid by Vivendi, then no amount will be payable under the contingent value rights. If the average price of our class A common stock during the relevant 20 day period is below that price, then we are obligated to pay Vivendi the difference between the price paid by Vivendi and the then current average price, up to a maximum payment under the rights of $225 million if the Hughes merger is completed, or $525 million if the Hughes merger is not completed. Any amount owing under these rights, which may be paid in cash or in our class A common stock at our option, would be settled three years after completion of the Hughes merger, except in certain limited circumstances. If the Hughes merger is not consummated, these rights will be settled 30 months after the acquisition of Hughes’ 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement. Any sale, transfer, or other disposition of the Series D convertible preferred stock, or the EchoStar class A common stock issued upon conversion of the Series D convertible preferred stock (other than to certain wholly owned subsidiaries), will result in termination of the rights corresponding to the number of shares transferred. Generally, in the event that the price of our class A common stock is at or above $31.25 for 90 consecutive calendar days prior to maturity of the contingent value rights, the rights automatically expire. However, during the period prior to either the consummation of the transactions contemplated by the merger agreement with Hughes or the termination of the merger agreements by the parties, Vivendi is prohibited from directly or indirectly selling or otherwise disposing of any EchoStar class A common stock, Series D convertible preferred stock, or any other EchoStar equity security, including from engaging in any hedging or derivative transaction involving such securities, and the contingent value rights cannot expire during that period regardless of the trading price.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     The contingent value rights, initially valued at approximately $30.7 million, were recorded as a charge to retained earnings as of the date of consummation of the investment on January 22, 2002. The current settlement amount of the contingent value rights is estimated on a quarterly basis using a standard Black Scholes pricing model to value each of the possible maximum payments and then computing a weighted-average value of the contingent value rights based on management’s estimates regarding the likelihood of each of the possible maximum payments. Quarterly adjustments to the initial estimated settlement amount of the contingent value rights are recorded as non-cash charges or credits to retained earnings and are included as a component of our net income (loss) available (attributable) to common shareholders. For the three and six months ended June 30, 2002, we recorded an aggregate charge to retained earnings of approximately $8.8 million and $5.4 million, respectively, to increase the carrying value of the contingent value rights to their current estimated settlement amount.

Obligations and Future Capital Requirements

     The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. In addition, the indenture related to EBC’s senior notes requires us to maintain satellite insurance on the lesser of half of our satellites or three of our satellites. All of our seven in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of EDBS. Insurance coverage is therefore required for at least four of our seven satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ and EBC’s senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of June 30, 2002, cash reserved for satellite insurance totaled approximately $168 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

     While we have secured $125 million in commercial insurance for the launch of EchoStar VIII, we may not be able to obtain additional commercial insurance covering the launch and/or in-orbit operation of EchoStar VIII at rates acceptable to us and for the full amount necessary to construct, launch and insure a replacement satellite. In that event, we will be forced to self-insure all or a portion of the launch and/or in-orbit operation of EchoStar VIII. In addition, $65 million of coverage obtained to date does not protect against risk of partial launch failure or launch failure attributable to the satellite.

     We utilized $91 million of satellite vendor financing for our first four satellites. As of June 30, 2002, approximately $14 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII is payable over a period of 13 years following launch with interest at 8%, and a portion of the contract price with respect to EchoStar VIII and EchoStar IX is payable following launch with interest at 8%. As of June 30, 2002, approximately $15 million of EchoStar VII satellite vendor financing remains outstanding.

     During the remainder of 2002, we anticipate total capital expenditures of between $200-$400 million depending upon the strength of the economy, the number of new subscribers obtained pursuant to our various promotions, and other factors. We expect approximately 20% of that amount to be utilized for satellite construction and approximately 80% for EchoStar receiver systems in connection with our Digital Home Plan and for general corporate expansion. These percentages, as well as the overall expenditures, could change depending on a variety of factors including Digital Home Plan penetration and the extent we contract for the construction of additional satellites.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     In addition to our DBS business plan, we have a business plan for a two-satellite FSS Ku-band satellite system and a two-satellite FSS Ka-band satellite system. We will need to raise additional capital to complete construction of these satellites. We are currently funding the construction phase for two satellites. One of these satellites, EchoStar VIII, will be an advanced, high-powered DBS satellite. The second satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite. On July 1, 2002, the FCC International Bureau cancelled our license for a Ka-band satellite system at the 83 and 121 degree orbital locations, citing concerns that we do not intend to put these frequencies to use. We have filed a request to reinstate this license and have provided the FCC with detailed descriptions of the EchoStar IX satellite, including the satellite’s Ka-band payload, which is nearing completion roughly two years ahead of schedule. We cannot predict whether the license will be reinstated by the FCC.

     We currently own a 90% interest in VisionStar, Inc., which holds a Ka-band FCC license at the 113 degree orbital location. VisionStar’s FCC license currently requires construction of the satellite to be completed by April 30, 2002 and the satellite to be operational by May 31, 2002. We did not complete construction or launch of the satellite by those dates and have requested an extension of these milestones from the FCC. Failure to receive an extension, of which there can be no assurance, will render the license invalid unless the milestones are extended by the FCC. In the future we may fund construction, launch and insurance of the satellite through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

     As of June 30, 2002, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $4.5 billion. Of that amount, a total of approximately $4.4 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

     The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At June 30, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of June 30, 2002 our marketable securities portfolio balance was approximately $4.5 billion with an average annual interest rate for the six months ended June 30, 2002 of approximately 2.4%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $11 million in annual interest income.

     We also invest in debt and equity of public and private companies for strategic and financial purposes. As of June 30, 2002, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $125 million. We acquired stock in one of those companies, OpenTV, in connection with establishment of a strategic relationship which did not involve the investment of cash by us. We may make additional strategic and financial investments in other debt and equity securities in the future.

     The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $5.5 million. The fair value of our strategic and financial debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $12.5 million decrease in the fair value of that portfolio.

     In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of June 30, 2002, we recorded unrealized losses of approximately $28 million as a separate component of stockholders’ deficit. During the six months ended June 30, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $10 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. Our approximately $4.5 billion of cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregate approximately $125 million as of June 30, 2002. During the quarter ended June 30, 2002, our portfolio generally, and or strategic investments particularly, experienced and continue to experience, volatility. If the fair market value of our marketable securities portfolio does increase to cost basis or if we become aware of any market or company

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     In addition to the $4.5 billion in cash, cash equivalents and marketable investment securities, we also have made strategic equity investments in certain non-marketable investment securities. Our ability to create realizable value for our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As such, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.

     We have a strategic investment in StarBand Communications, Inc. During April 2002, we changed our sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. During the first quarter of 2002, we determined that the carrying value of our investment in StarBand, net of approximately $8 million of equity in losses of StarBand recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of our StarBand investment to zero. The determination was based, among other things, on our continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. StarBand subsequently filed for bankruptcy during June 2002.

     As of June 30, 2002, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $5 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $250 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2002, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $46 million.

     We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Fee Dispute

     We had a dispute regarding the contingent fee arrangement with the attorneys who represented us in prior litigation with The News Corporation, Ltd. In early July 2002, the parties resolved their dispute.

WIC Premium Television Ltd

     During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and certain EchoStar subsidiaries.

     During September 1998, WIC filed another lawsuit in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against certain defendants, including us. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing satellite receivers into Canada and from activating satellite receivers located in Canada to receive programming, together with damages in excess of $175 million.

     The Court in the Alberta action denied our Motion to Dismiss, and our appeal of that decision. The Federal action has been stayed pending the outcome of the Alberta action. The case is now in discovery. We intend to continue to vigorously defend the suit. Recently, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While we were not a party to that case, the ruling could aversely affect our defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Distant network litigation

     Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24, an independent third party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

     In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to enter judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. The case remains pending in Florida. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

     In February 1999, the networks filed a “Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding” against DIRECTV, Inc. in Miami related to the delivery of distant network channels to DIRECTV customers by satellite. DIRECTV settled that lawsuit with the networks. Under the terms of the settlement between DIRECTV and the networks, some DIRECTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DIRECTV customers were to be disconnected by December 31, 1999. Subsequently, substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

PART II — OTHER INFORMATION

     In December 1998, the networks filed a Motion for Preliminary Injunction against us in the Miami Federal Court, and asked the Court to enjoin us from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring us to turn off network programming to certain of our customers. At that time, the networks also argued that our compliance procedures violated the Satellite Home Viewer Improvement Act. We opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

     During September 2000, the Court granted the networks’ motion for preliminary injunction, denied the networks’ emergency motion, and denied our request to present live testimony and evidence. The Court’s original order required us to terminate network programming to certain subscribers “no later than February 15, 1999,” and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on our past and future sale of distant ABC, NBC, CBS and FOX channels similar to those imposed on PrimeTime 24 (and, we believe, on DIRECTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act.

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required us to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. We appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected our First Amendment challenge to the Satellite Home Viewer Act, and the United States Supreme Court recently declined to review that decision. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of our outstanding motions to compel discovery as moot and granted the networks’ motion to compel. On April 17, 2002, the District Court denied the networks’ motion for preliminary injunction as moot.

     In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and us.

     If after a trial the District Court enters an injunction against us, the injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other programming services. Any such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. If we lose the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by us, which would have a material adverse affect on our business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the “121 Patent”) which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend against this suit. On March 30, 2001, the Court stayed the action pending resolution of the International Trade Commission matter discussed below.

     In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust

PART II — OTHER INFORMATION

laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. On March 6, 2002, the Court denied Gemstar’s Motion to Dismiss our antitrust claims. In its answer, Gemstar asserted new patent infringement counterclaims regarding U.S. Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services.

     In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission (“ITC”). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta district court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases were stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which we had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and us) allegations of patent misuse. On June 21, 2002, Administrative Law Judge Paul J. Luckern issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, Judge Luckern found that Gemstar was guilty of patent misuse with respect to the 121 Patent. The parties have filed petitions for the full ITC to review Judge Luckern’s Final Initial Determination. The ITC is expected to rule on the petitions by August 29, 2002. If the ITC were to overturn Judge Luckern’s decision, such an adverse decision in this case could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. Nevertheless, based upon its review of these patents, and based upon Judge Luckern’s decision, we continue to believe that these patents are not infringed by any of our products or services. We will continue to vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, continue to challenge both the validity and enforceability of the asserted patents. We are providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

     During 2000, Superguide Corp. also filed suit against us, DIRECTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling was issued by the Court and in response to that ruling we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. On July 3, 2002, the Court issued a Memorandum of Opinion on the summary Judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low volume products which are no longer in production. Subsequently, on July 26, 2002, the Court summarily ruled that the aforementioned low volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs. We expect that Superguide and Gemstar will file appeals to the United States Court of Appeals for the Federal Circuit. We will continue to vigorously defend this case.

     In the event it is ultimately determined that we infringe on any of the aforementioned patents, we may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require us to materially modify certain user friendly electronic programming guide and related features we currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

PART II — OTHER INFORMATION

IPPV Enterprises

     IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against us, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per-view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed, permitting the Judge to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV’s request for treble damages and attorney fees. We intend to file an appeal. Any final award of damages would be split between us and Nagra in percentages to be agreed upon between us and Nagra.

California Actions

     A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, we filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice if mediation does not resolve the dispute. The matter is currently in mediation. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. We intend to deny all liability and to vigorously defend the lawsuit.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages, was also filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. A hearing on Plaintiff’s Motion for Class Certification and our Motion for Summary Judgment was held on June 28, 2002. At the hearing, the Court issued a preliminary ruling, denying Plaintiff’s Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted our Motion for Summary Judgment with respect to all of Plaintiff’s claims. An appeal by Plaintiffs of the grant of Summary Judgement is possible.

State Investigation

     During April 2002, two state Attorney Generals commenced a civil investigation concerning certain of our business practices. Over the course of the next three months, eight additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on our call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. We have cooperated fully in the investigation. It is too early to make an assessment of the probable outcome, or to determine the extent of any damages or injunctive relief which could result.

PART II — OTHER INFORMATION

Retailer Class Actions

     We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et. al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers as invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. We intend to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County Court action is scheduled for November 1, 2002. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, have moved to intervene in the Arapahoe County Court action as plaintiffs and proposed class representatives. The United States District Court for the District of Colorado recently stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court.

     Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and alleges that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. During September 2001, the Court granted our Motion to Dismiss for Lack of Personal Jurisdiction. Plaintiff has moved for reconsideration of the Court’s order dismissing the case. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture filed suit against us during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. Our Motion for Summary Judgment was granted with respect to Plaintiff’s claim of interference with contractual relations and unfair competition. Plaintiff’s Motion for Summary Judgment was granted with respect to its breach of contract claim for fees during the period from May 1998 through July 19, 1998 the amount of those fees, totaling less than $5 million, remains in dispute. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages. We will continue to vigorously defend this case.

Satellite Insurance

     In September 1998, we filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Réunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Générales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras - Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588

PART II — OTHER INFORMATION

NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

     We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of those actions will not materially affect our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted upon at the annual meeting of shareholders of EchoStar Communications Corporation held on May 6, 2002:

a.	The election of Charles W. Ergen, James DeFranco, Michael T. Dugan, David K. Moskowitz, Raymond L. Friedlob, O. Nolan Daines, Cantey Ergen, Peter Dea and Jean-Marie Messier as directors to serve until the 2003 annual meeting of shareholders, and

b.	The approval of the EchoStar Communications Corporation 2002 Class B CEO Stock Option Plan.

     All matters voted on at the annual meeting were approved. The voting results were as follows:

		Votes
Proposal	For	Against	Withheld
Election as director:
O. Nolan Daines	2,593,673,250	—	4,091,960
Peter Dea	2,593,673,250	—	4,091,960
James DeFranco	2,591,306,645	—	6,458,565
Michael T. Dugan	2,593,673,220	—	4,091,990
Cantey Ergen	2,591,326,005	—	6,439,205
Charles W. Ergen	2,593,673,220	—	4,091,990
Raymond L. Friedlob	2,593,673,200	—	4,092,010
Jean-Marie Messier	2,591,347,234	—	6,417,976
David K. Moskowitz	2,593,673,020	—	4,092,190
Approval of the EchoStar Communications Corporation 2002 Class B CEO Stock Option Plan	2,522,619,091	74,868,134	267,973

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1†	Amendment No. 4 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.**
10.2†	Amendment No. 5 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.**
10.3†	Amendment No. 6 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.**

†	Filed herewith.

**	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

(b)	Reports on Form 8-K.

     On June 5, 2002, we filed a Current Report on Form 8-K to report that effective June 1, 2002, we determined not to renew the engagement of our independent accountants, Arthur Andersen LLP and appointed KPMG LLP as our new independent accountants, effective immediately for us and for all of our consolidated subsidiaries including, but not limited to, EchoStar Broadband Corporation and EchoStar DBS Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION

By:	/s/ David K. Moskowitz David K. Moskowitz Senior Vice President, General Counsel, Secretary and Director (Duly Authorized Officer)

By:	/s/ Michael R. McDonnell Michael R. McDonnell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2002

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1†	Amendment No. 4 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.**
10.2†	Amendment No. 5 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.**
10.3†	Amendment No. 6 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.**

†	Filed herewith.

**	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.