Form 10-K/A
period 2001-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2002-09-20
CIK 1001082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

================================================================================

                                EXPLANATORY NOTE

         We are filing this Amendment No.1 to our Form 10-K to clearly identify previously filed exhibits which include redacted material. No new redactions have been made, and no new exhibits are being filed. We are also refiling certain of the exhibits to more clearly indicate those portions which have been redacted. No other changes whatsoever are being made to the 10-K; these are the only amendments made to the original filing of this report on February 28, 2002 (the "Original Filing").

         This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS


                                     PART IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................     1

     Signatures..............................................................................................     6

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) (3)    Exhibits


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

       4.12* Registration Rights Agreement, relating to the 4 7/8% Convertible Subordinated Notes Due 2007, dated as of December 8, 1999, by and among EchoStar Communications Corporation and the initial purchasers (incorporated by reference to Exhibit
                  4.2 to the Registration Statement on Form S-3 of EchoStar Communications Corporation, Registration No. 333-31894).

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

       4.19+ Certificate of Withdrawal Withdrawing the Series A, Series B and Series C Preferred Stock Designations of EchoStar.

       4.20+ Series D Mandatorily Convertible Participating Preferred Stock Certificate of Designation of EchoStar.

      10.1* Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).**

      10.2* Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit
                  10.8 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

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

     10.8* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).**

     10.9* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

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

     10.35+ Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001. ***

     10.36+ Modification No. 10 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated December 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation.

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

*** Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is being filed herewith.

+        Filed herewith.

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

Date: September 20, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:


Signature                           Title                                                 Date
---------                           -----                                                 ----


/s/ Charles W. Ergen                 Chief Executive Officer and Chairman                 September 20, 2002
---------------------------------    (Principal Executive Officer)
Charles W. Ergen

  /s/ Michael R. McDonnell          Senior Vice President and Chief Financial Officer     September 20, 2002
---------------------------------   (Principal Financial Officer)
Michael R. McDonnell

  /s/ James DeFranco                Director                                              September 20, 2002
---------------------------------
James DeFranco

/s/ David K. Moskowitz              Director                                              September 20, 2002
---------------------------------
David K. Moskowitz

  *                                 Director                                              September 20, 2002
---------------------------------
Cantey Ergen

  *                                  Director                                             September 20, 2002
---------------------------------
Raymond L. Friedlob

  *                                 Director                                              September 20, 2002
---------------------------------
O. Nolan Daines

  *                                 Director                                              September 20, 2002
---------------------------------
Peter A. Dea

  *                                 Director                                              September 20, 2002
---------------------------------
Jean-Marie Messier


  * By:   /s/ David K. Moskowitz
         -----------------------------------
              David K. Moskowitz
              Attorney-in-Fact

                                 EXHIBIT INDEX*


 EXHIBIT
 NUMBER                                     DESCRIPTION
 ------                                     -----------

  10.35 Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated
              October 19, 2001.


     * Only exhibits actually filed on this Form 10-K/A are listed. Exhibits previously filed on the Form 10-K or incorporated by reference are set forth in the exhibit listing included in Item 14 of this Form 10-K/A. These exhibits were previously filed with the Commission as an Exhibit to the Company's report on Form 10-K for the year ended December 31, 2001, filed on February 28, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of these exhibits were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.