Form 10-Q/A
period 2002-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2002-09-20
CIK 1001082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

         We are filing this Amendment No.1 to our Form 10-Q to clearly identify previously filed exhibits which include redacted material. No new redactions have been made, and no new exhibits are being filed. We are also refiling certain of the exhibits to more clearly indicate those portions which have been redacted and to eliminate certain previously redacted material. No other changes whatsoever are being made to the 10-Q; these are the only amendments made to the original filing of this report on May 2, 2002 (the "Original Filing").

         This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS


Item 6.  Exhibits and Reports on Form 8-K...................................................................      1

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


       10.1* Contingent Value Rights Agreement, dated January 22, 2002, between EchoStar Communications Corporation and Vivendi Universal, S. A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended March 31, 2002 filed on May 2, 2002, Commission File No.0-26176).

       10.2* Registration Rights Agreement, dated January 22, 2002, between EchoStar Communications Corporation and Vivendi Universal, S.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended March 31, 2002 filed on May 2, 2002, Commission File No.0-26176).

       10.3* Modification No. 11 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated February 7, 2002, between Lockheed Martin Corporation and EchoStar Orbital Corporation. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended March 31, 2002 filed on May 2, 2002, Commission File No.0-26176).

       10.4+ Contract Amendment No. 1 to the Launch Services contract, dated January 10, 2002, between Lockheed Martin's International Launch Services and EchoStar Orbital Corporation. **

       10.5+ Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. **

       10.6+ Amendment No. 1 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

       10.7+ Amendment No. 2 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

       10.8+ Amendment No. 3 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

----------

         *        Incorporated by reference.

         ** Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is being filed herewith.

         +        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ECHOSTAR COMMUNICATIONS CORPORATION


                             By: /s/ David K. Moskowitz
                                ------------------------------------------------
                                David K. Moskowitz
                                Senior Vice President, General Counsel,
                                Secretary and Director
                                (Duly Authorized Officer)


                             By: /s/ Michael R. McDonnell
                                ------------------------------------------------
                                Michael R. McDonnell
                                Senior Vice President and Chief Financial
                                Officer
                                (Principal Financial Officer)

Date: September 20, 2002

                                 EXHIBIT INDEX*

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
 10.4             Contract Amendment No. 1 to the Launch Services contract,
                  dated January 10, 2002, between Lockheed Martin's
                  International Launch Services and EchoStar Orbital
                  Corporation.

 10.5 Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies
                  Corporation and Thomson multimedia, Inc.

 10.6 Amendment No. 1 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation,
                  EchoStar Technologies Corporation and Thomson multimedia, Inc.

 10.7 Amendment No. 2 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation,
                  EchoStar Technologies Corporation and Thomson multimedia, Inc.

 10.8 Amendment No. 3 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation,
                  EchoStar Technologies Corporation and Thomson multimedia, Inc.

     * Only exhibits actually filed on this Form 10-Q/A are listed. Exhibits previously filed on the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 or incorporated by reference are set forth in the exhibit listing included in Item 6 of this Form 10-Q/A. These exhibits were previously filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed on May 2, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of these exhibits were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.