Form 10-Q/A
period 2002-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 2002-09-20
CIK 1001082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________


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

     AS OF AUGUST 12, 2002, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 242,273,025 SHARES OF CLASS A COMMON STOCK AND 238,435,208 SHARES OF CLASS B COMMON STOCK.

================================================================================

                                EXPLANATORY NOTE

     We are filing this Amendment No.1 to our Form 10-Q to clearly identify previously filed exhibits which include redacted material. No new redactions have been made, and no new exhibits are being filed. We are also refiling certain of the exhibits to more clearly indicate those portions which have been redacted and to eliminate certain previously redacted material. No other changes whatsoever are being made to the 10-Q; these are the only amendments made to the original filing of this report on August 14, 2002 (the "Original Filing").

     This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS


Item 6.  Exhibits and Reports on Form 8-K................................      1

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


       10.1+ Amendment No. 4 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

       10.2+ Amendment No. 5 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

       10.3+ Amendment No. 6 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.
---------------
+    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ECHOSTAR COMMUNICATIONS CORPORATION


                                     By: /s/ David K. Moskowitz
                                         ------------------------------------
                                         David K. Moskowitz
                                         Senior Vice President, General Counsel,
                                         Secretary and Director
                                         (Duly Authorized Officer)


                                     By: /s/ Michael R. McDonnell
                                         ---------------------------------------
                                         Michael R. McDonnell
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

Date: September 20, 2002

                                 EXHIBIT INDEX *


EXHIBIT NUMBER                            DESCRIPTION
--------------                            -----------
    10.1 Amendment No. 4 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

    10.2 Amendment No. 5 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.


    10.3 Amendment No. 6 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.
---------------
* Only exhibits actually filed on this Form 10-Q/A are listed. These exhibits were previously filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed on August 14, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of these exhibits were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.