Form 10-Q
period 2002-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 2002-11-14
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X]    No [  ]

     As of November 11, 2002, the registrant’s outstanding common stock consisted of 242,353,739 shares of Class A Common Stock and 238,435,208 shares of Class B Common Stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.1 License & OEM Agreement
EX-10.2 1st Amendment to License & OEM Agreement
EX-10.3 2nd Amendment to License & OEM Agreement
EX-10.4 3rd Amendment to License & OEM Agreement
EX-10.5 4th Amendment to License & OEM Agreement
EX-10.6 5th Amendment to License & OEM Agreement
EX-10.7 6th Amendment to License & OEM Agreement
EX-10.8 7th Amendment to License & OEM Agreement
EX-10.9 8th Amendment to License & OEM Agreement
EX-10.10 9th Amendment to License & OEM Agreement
EX-10.11 10th Amendment to License & OEM Agreement
EX-10.12 11th Amendment to License & OEM Agreement
EX-10.13 12th Amendment to License & OEM Agreement

	PART I — FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements		i
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets — December 31, 2001 and September 30, 2002 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2002 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2002 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	41
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 2.	Changes in Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	49

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to: our proposed merger with Hughes Electronics Corporation may not occur as a result of: (1) the failure to obtain necessary federal antitrust clearance, Federal Communications Commission, or FCC, approval or the requisite approval from General Motors’ stockholders, (2) shareholder, state attorney general or other litigation challenging the merger, or (3) the failure to satisfy other conditions; while we need substantial additional financing, we are highly leveraged and subject to numerous constraints on our ability to raise additional debt; we may incur unanticipated costs in connection with the Hughes merger financing or any refinancings we must undertake or consents we must obtain to enable us to consummate the Hughes merger; regulatory authorities may impose burdensome terms on us as a condition of granting their approval of the Hughes merger or the acquisition of Hughes’ interest in PanAmSat, and legislative and regulatory developments may create unexpected challenges for us; we may not realize the benefits and synergies we expect from, and may incur unanticipated costs with respect to, the Hughes merger due to delays, burdensome conditions imposed by regulatory authorities, difficulties in integrating the businesses or disruptions in relationships with employees, customers or suppliers; we may be required to pay a $600 million termination fee to Hughes; we may be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion, which may be in excess of the fair market value of PanAmSat at the time of the stock purchase; we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business; we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses; the regulations governing our industry may change; our satellite launches may be delayed or fail, our satellites may fail prematurely in orbit, we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites; and we may be unable to settle outstanding claims with insurers; weakness in the global economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets; service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business; we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition; DISH Network subscriber growth may decrease; subscriber turnover may increase; and subscriber acquisition costs may increase; sales of digital equipment and related services to international direct-to-home service providers may decrease; future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties; the September 11, 2001 terrorist attacks and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

i

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31,	September 30,
	2001	2002

Assets
Current Assets:
Cash and cash equivalents	$1,677,889	$3,428,487
Marketable investment securities	1,150,408	817,737
Trade accounts receivable, net of allowance for uncollectible accounts of $22,770 and $28,405, respectively	318,128	327,335
Insurance receivable	106,000	106,000
Inventories	190,747	156,409
Other current assets	68,795	69,252

Total current assets	3,511,967	4,905,220
Restricted cash and marketable investment securities	1,288	9,403
Cash reserved for satellite insurance (Note 6)	122,068	159,448
Property and equipment, net	1,904,012	2,027,198
FCC authorizations, net	696,409	696,409
Other noncurrent assets	283,942	232,881

Total assets	$6,519,686	$8,030,559

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$254,868	$280,387
Deferred revenue	359,424	420,416
Accrued expenses	859,293	859,700
Current portion of long-term debt	14,782	14,926

Total current liabilities	1,488,367	1,575,429
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	375,000
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
4 7/8% Convertible Notes	1,000,000	1,000,000
5 3/4% Convertible Notes	1,000,000	1,000,000
Contingent value rights (Note 3)	—	170,579
Mortgages and other notes payable, net of current portion	6,480	35,013
Long-term deferred distribution and carriage payments and other long-term liabilities	102,611	91,095

Total long-term obligations, net of current portion	5,809,091	5,996,687

Total liabilities	7,297,458	7,572,116
Commitments and Contingencies (Note 8)
Series D Convertible Preferred Stock and contingent value rights (Note 3)	—	1,452,753
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 241,015,004 and 242,340,945 shares issued and outstanding, respectively	2,410	2,423
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common Stock, $.01 par value, 800,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	1,709,797	1,771,282
Deferred stock-based compensation	(25,456)	(12,379)
Accumulated other comprehensive income (loss)	3,594	(59,564)
Accumulated deficit	(2,470,501)	(2,698,456)

Total stockholders’ deficit	(777,772)	(994,310)

Total liabilities and stockholders’ deficit	$6,519,686	$8,030,559

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Revenue:
DISH Network:
Subscription television services	$920,970	$1,120,448	$2,598,473	$3,208,350
Other	3,672	3,558	9,400	14,228

Total DISH Network	924,642	1,124,006	2,607,873	3,222,578
DTH equipment sales	73,238	76,559	161,416	201,749
Other	24,626	22,284	81,419	71,674

Total revenue	1,022,506	1,222,849	2,850,708	3,496,001
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	362,834	449,444	1,037,803	1,287,454
Customer service center and other	72,790	109,791	207,486	290,483
Satellite and transmission	11,294	15,918	29,210	43,940

Total DISH Network operating expenses (exclusive of depreciation shown below — Note 9)	446,918	575,153	1,274,499	1,621,877
Cost of sales — DTH equipment	49,358	40,396	109,354	123,875
Cost of sales — other	15,684	11,016	54,185	37,186
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 9)	111,302	108,668	344,017	290,370
Other subscriber promotion subsidies	112,923	144,097	380,293	415,469
Advertising and other	45,375	47,130	99,179	116,016
General and administrative	85,772	98,976	249,121	278,735
Non-cash, stock-based compensation	6,831	3,722	21,298	7,557
Depreciation and amortization (Note 9)	72,871	97,822	194,560	267,340

Total costs and expenses	947,034	1,126,980	2,726,506	3,158,425

Operating income	75,472	95,869	124,202	337,576
Other Income (Expense):
Interest income	27,657	28,236	74,417	87,375
Interest expense, net of amounts capitalized	(95,429)	(117,599)	(264,584)	(363,114)
Changes in valuation of contingent value rights (Note 3)	—	(134,477)	—	(139,855)
Other	(4,490)	(40,614)	(106,450)	(78,194)

Total other expense	(72,262)	(264,454)	(296,617)	(493,788)

Income (loss) before income taxes	3,210	(168,585)	(172,415)	(156,212)
Income tax benefit (provision), net	(115)	636	(212)	(9,883)

Net income (loss)	3,095	(167,949)	(172,627)	(166,095)
6 3/4% Series C Cumulative Convertible Preferred Stock dividends	(1)	—	(337)	—
Accretion of Series D Convertible Preferred Stock (Note 3)	—	—	—	(61,860)

Numerator for basic and diluted income (loss) per share — income (loss) available (attributable) to common shareholders	$3,094	$(167,949)	$(172,964)	$(227,955)

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	478,931	480,721	476,437	480,289

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	486,592	480,721	476,437	480,289

Basic and diluted net income (loss) per common share	$0.01	$(0.35)	$(0.36)	$(0.47)

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2001	2002

Cash Flows From Operating Activities:
Net income (loss)	$(172,627)	$(166,095)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of affiliates	20,930	8,012
Change in valuation of contingent value rights (Note 3)	—	139,855
Realized and unrealized loss on investments	85,264	66,648
Deferred stock-based compensation recognized	21,298	7,557
Deferred tax expense	—	6,828
Recognition of bridge commitment fees from reduction of bridge financing commitments (Note 7)	—	15,112
Depreciation and amortization	194,560	267,340
Amortization of debt discount and deferred financing costs	6,592	8,847
Change in long-term deferred distribution and carriage payments and other long-term liabilities	27,679	12,838
Other, net	19,832	(1,146)
Changes in current assets and current liabilities, net	129,008	97,491

Net cash flows from operating activities	332,536	463,287
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,854,264)	(4,107,963)
Sales of marketable investment securities	1,480,550	4,329,509
Purchases of property and equipment	(493,415)	(356,087)
Cash reserved for satellite insurance (Note 6)	(59,488)	(59,680)
Change in cash reserved for satellite insurance relating to depreciation on related satellites (Note 6)	13,663	22,300
Investment in StarBand Communications	(50,000)	—
Capitalized merger-related costs	—	(25,475)
Other	(664)	(3,709)

Net cash flows from investing activities	(963,618)	(201,105)
Cash Flows From Financing Activities:
Net proceeds from issuance of Series D Convertible Preferred Stock	—	1,483,477
Net proceeds from issuance of 5 3/4% Convertible Notes	980,000	—
Repayments of mortgage indebtedness and notes payable	(9,710)	(1,655)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to Employee Stock Purchase Plan	7,943	7,639
Other	(340)	(1,045)

Net cash flows from financing activities	977,893	1,488,416

Net increase in cash and cash equivalents	346,811	1,750,598
Cash and cash equivalents, beginning of period	856,818	1,677,889

Cash and cash equivalents, end of period	$1,203,629	$3,428,487

Supplemental Disclosure of Cash Flow Information:
Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to Class A common stock	$10,948	$—
Forfeitures of deferred non-cash, stock-based compensation	3,471	5,520
Capitalized interest	17,682	20,934
EchoStar VII and EchoStar VIII satellite vendor financing	—	30,000
Initial estimated value of contingent value rights (Note 3)	—	30,724

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

     Since 1994, EchoStar has deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System currently consists of EchoStar’s FCC-allocated DBS spectrum, eight DBS satellites (“EchoStar I” through “EchoStar VIII”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar’s principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

The Proposed Merger of EchoStar with Hughes

     During October, 2001, EchoStar, Hughes Electronics Corporation (“Hughes”) and General Motors (“GM”), which is Hughes’ parent company, signed definitive agreements relating to the merger of EchoStar and Hughes in a stock-for-stock transaction.

     On October 10, 2002, the Federal Communications Commission (“FCC”) announced that it declined to approve the transfer of the licenses necessary to allow EchoStar’s merger with Hughes to close and designated the application for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC’s concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice (“DOJ”), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM and Hughes. The suit seeks to permanently enjoin EchoStar and Hughes from merging and requests a ruling that the proposed merger violates Section 7 of the Clayton Act. EchoStar, Hughes and GM sought an expedited schedule with a trial date in November. The DOJ and states proposed that the trial commence in June. On November 5, 2002, the District Court denied our petition for an expedited trial and denied plantiffs’ proposed trial date, suggesting instead a late February or early March trial date. No trial date has yet been set. The merger agreement provides that either party may, in certain circumstances, terminate prior to the trial date suggested by the Court. Hughes and GM have to date been unwilling to agree to an extension of any merger termination date. EchoStar intends to continue to discuss how to proceed with GM and Hughes. However, no assurances can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the merger agreement, or if so obtained, that all other conditions to the transactions will be satisfied such that the merger can be completed.

     Assuming consummation, the surviving corporation in the merger would carry the EchoStar name and would provide direct broadcast satellite services in the United States and Latin America, global fixed satellite services and other broadband communication services. The merger is subject to numerous conditions and risks. The agreements among the parties require that EchoStar arrange for the availability of $7.025 billion of cash in connection with the merger and related transactions. EchoStar expects that it will provide about $1.5 billion of this amount from available cash at the time of signing the merger agreement. In addition, EchoStar and Hughes obtained a $5.525 billion bridge

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

financing commitment to assure that the remaining required cash would be available if and to the extent it could not be obtained through traditional capital markets or bank financing transactions. The bridge commitment was reduced to $3.325 billion as a result of the sale of $700 million of EchoStar DBS Corporation’s 9 1/8% senior notes due 2009 and a $1.5 billion investment by Vivendi Universal (“Vivendi”) in EchoStar, which resulted in the issuance of 5,760,479 shares of EchoStar’s Series D convertible preferred stock to a subsidiary of Vivendi. While there can be no assurance, the remaining $3.325 billion bridge commitment is expected to be reduced to zero through a combination of financings by EchoStar, Hughes or a subsidiary of Hughes on or prior to the closing of the Hughes merger through public or private debt or equity offerings, bank debt or a combination thereof. The amount of such cash that could be raised by EchoStar prior to completion of the Hughes merger is severely restricted. EchoStar’s agreements with GM and Hughes also severely restrict the amount of additional equity capital that can be raised by EchoStar, which restrictions may continue for up to two years following completion of the Hughes merger, absent possible favorable IRS rulings or termination of the Hughes merger.

     If the Hughes merger is terminated, under certain circumstances EchoStar may be required to pay a $600 million termination fee to Hughes, and may, under certain circumstances, be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion, either directly or through a merger or tender offer. In the event that only Hughes’ interest in PanAmSat is initially acquired, EchoStar would also be required to offer to acquire all of the remaining outstanding stock of PanAmSat at $22.47 per share. EchoStar expects that its acquisition of Hughes’ interest in PanAmSat, which would be at a price of $22.47 per share, together with its assumed purchase of the remaining outstanding PanAmSat shares and its payment of the termination fee to GM would require at least $3.4 billion of cash and approximately $600 million of EchoStar’s class A common stock (although EchoStar might instead choose to use a greater proportion of cash, and less or no stock for the purchase). EchoStar expects that it would meet this cash requirement by utilizing a portion of its cash, cash equivalents, and marketable investment securities on hand.

     As of September 30, 2002, EchoStar has capitalized approximately $43 million in merger related costs. If the Hughes merger is not consummated, EchoStar may be required to record a charge to earnings in future periods equal to all or a portion of this amount, plus remaining deferred bridge commitment fees of approximately $33 million. In addition, EchoStar may be required to record charges to earnings for any amount by which the actual PanAmSat purchase price exceeds the estimated fair value of the investment, and, if applicable, the potential $600 million termination fee discussed above.

2. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     During the three months ended June 30, 2002, EchoStar recorded an adjustment to Cost of sales — subscriber promotion subsidies of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

     During the three months ended September 30, 2002, as a result of favorable litigation developments, EchoStar recorded a non-recurring reduction in the cost of set-top box equipment. The following details the decrease in the financial statement line items affected by this adjustment (in thousands):

Three Months Ended
September 30, 2002

Property and equipment, net	$(5,916)
Cost of sales — DTH equipment	(5,002)
Cost of sales — subscriber promotion subsidies	(30,872)
Depreciation and amortization	(1,430)

Comprehensive Income (Loss)

     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Nine Months Ended
	September 30,

	2001	2002

	(Unaudited)
Net loss	$(172,627)	$(166,095)
Unrealized holding losses on available-for-sale securities arising during period	(14,438)	(112,721)
Reclassification adjustment for other than temporary impairment losses on available-for-sale securities included in net loss	33,259	49,563

Comprehensive loss	$(153,806)	$(229,253)

     Accumulated other comprehensive income (loss) presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

Basic and Diluted Net Income (Loss) Per Share

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

     EchoStar had net losses for the three month period ending September 30, 2002 and for the nine month periods ending September 30, 2001 and 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share for these periods since the effect is anti-dilutive. Since EchoStar reported net income attributable to common shareholders for the three month period ending September 30, 2001, the potential dilution from stock options exercisable into common stock for those periods was computed using the treasury stock method based on the average fair market value of the Class A common stock for the respective periods. The following table reflects the basic and diluted weighted-average shares (in thousands).

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Denominator for basic income (loss) per share — weighted-average common shares outstanding	478,931	480,721	476,437	480,289
Dilutive impact of options outstanding	7,661	—	—	—
Dilutive impact of Series D Convertible Preferred Stock	—	—	—	—

Denominator for diluted income (loss) per share — weighted-average diluted common shares outstanding	486,592	480,721	476,437	480,289

     As of September 30, 2001 and 2002, options to purchase a total of approximately 23,738,000 and 21,182,000 shares of Class A common stock were outstanding, respectively. As of September 30, 2002, the 4 7/8% Convertible Subordinated Notes and the 5 3/4% Convertible Subordinated Notes were convertible into approximately 22 million shares and 23 million shares of Class A common stock, respectively. The convertible notes are not included in the diluted EPS calculation as the notes are anti-dilutive because the interest per common share obtainable on conversion of these securities exceeds the basic earnings (loss) per share.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after September 30, 2001. Effective January 1, 2002, EchoStar adopted the provisions of FAS 142 and ceased amortization of its FCC authorizations, which were determined to have indefinite lives. In accordance with FAS 142, EchoStar tested its FCC authorizations for impairment as of the date of adoption and determined that there was no impairment. The following table reconciles previously reported net income (loss) and basic and diluted loss per common share as if the provisions of FAS 142 were in effect for the three and nine months ended September 30, 2001 (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net income (loss), as reported	$3,095	$(172,627)
Add back: FCC authorization amortization	4,908	14,129

Net income (loss), as adjusted	$8,003	$(158,498)

Basic and diluted net income (loss) per common share, as reported	$0.01	$(0.36)
Add back: FCC authorization amortization	0.01	0.03

Basic and diluted net income (loss) per common share, as adjusted	$0.02	$(0.33)

     As of December 31, 2001 and September 30, 2002, EchoStar had approximately $52 million and $54 million of gross identifiable acquisition intangibles, respectively, with related accumulated amortization of approximately $22 million and $30 million for each period, respectively. These identifiable acquisition intangibles primarily include acquired contracts and technology-based intangibles. Amortization of these intangible assets with an average finite useful life of approximately five years was $3 million and $8 million for the three and nine months ended September 30, 2002, respectively. EchoStar estimates that such amortization expense will aggregate approximately $11 million annually for the remaining useful life of these intangible assets of approximately 2.25 years.

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

3. Vivendi Universal

     In connection with Vivendi’s purchase of Series D convertible preferred stock during January 2002, Vivendi received contingent value rights. If during a 20 day trading period preceding the three-year anniversary of the completion of the Hughes merger, or if the merger is not completed, the 30 month settlement date specified below (if the Hughes merger is not completed), the average price of EchoStar’s class A common stock is above the $26.04 price per share paid by Vivendi, then no amount will be payable. If the average price of EchoStar’s class A common stock during the relevant 20 day period is below that price, then EchoStar is obligated to pay Vivendi the difference between the price paid by Vivendi and the then current average price, up to a maximum payment under the rights of $225 million if the Hughes merger is completed, or $525 million if the Hughes merger is not completed. Any amount owed under these rights, which may be paid in cash or in EchoStar’s class A common stock at EchoStar’s option, would be settled three years after completion of the Hughes merger, except in certain limited circumstances. If the Hughes merger is not consummated, these rights will be settled at the earlier of 30 months after the acquisition of Hughes’ 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement. Any sale, transfer, or other disposition of the Series D convertible preferred stock, or the EchoStar class A common stock issued upon conversion of the Series D convertible preferred stock (other than to certain wholly owned subsidiaries), will result in termination of the portion of the contingent value rights corresponding to the number of shares transferred. Generally, in the event that the price of EchoStar’s class A common stock is at or above $31.25 for 90 consecutive calendar days prior to maturity of the contingent value rights, the rights automatically expire. However, during the period prior to either consummation of the transactions contemplated by the merger agreement with Hughes or termination of the merger agreements by the parties, Vivendi is prohibited from directly or indirectly selling or otherwise disposing of any EchoStar class A common stock, Series D convertible preferred stock, or any other EchoStar equity security, including from engaging in any hedging or derivative transaction involving such securities, and the contingent value rights cannot expire during that period regardless of the trading price.

     EchoStar used a Black-Scholes pricing model, a widely accepted tool which is commonly used to value financial instruments such as options, warrants, etc., and applied certain other assumptions and judgments described below, to value the contingent rights. The current settlement amount of the contingent value rights is re-estimated on a quarterly basis by revising the current stock price included in the Black-Scholes model and re-evaluating all assumptions, as well as using management’s estimates considering relevant facts and circumstances. Changes in the estimated value are recorded as charges to earnings. As of September 30, 2002, the estimated value of the contingent value rights is approximately $171 million.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     The Black-Scholes assumptions used to value the contingent value rights are as follows:

	January 22, 2002 (CVR
	issuance date)	September 30, 2002

Black-Scholes Assumptions:
Risk-free interest rate	3.48%	2.02%
Volatility factor	56.96%	52.05%
Dividend yield	0.00%	0.00%
Expected term of options	3-3.5 years	2.8-3.1 years

     Since the maximum possible payment under the contingent value rights is different depending on whether the merger with Hughes is consummated, the contingent value rights valuation also requires an assumption to be made with respect to the probability that the merger with Hughes will be consummated. As of September 30, 2002, if management decreased by 10 percentage points its estimate regarding the likelihood that the merger will be consummated, without changing any other assumptions, our liabilities, and the estimated value of the contingent value rights, would increase by approximately $9.9 million, resulting in a charge to earnings in the same amount. Similarly, if management increased by 10 percentage points its estimate regarding the likelihood the merger will be consummated, our liabilities, and the estimated value of the contingent value rights, would decrease by approximately $9.9 million, resulting in an increase in earnings by the same amount.

     Further, the contingent rights might terminate prior to their maturity date, either as a result of sales by Vivendi of underlying equity, or as a result of the price of EchoStar’s common stock trading, for 90 consecutive days, at least 20% above the price per share initially paid by Vivendi. As a result, the contingent value rights valuation also requires an adjustment to be made to the Black-Scholes Model to account for the possibility that the contingent value rights will terminate in whole or in part prior to their maturity date. As of September 30, 2002, if management decreased by 10 percentage points its estimate regarding the possibility that the contingent value rights might terminate prior to their maturity, without changing any other assumptions, our liabilities, and the estimated value of the contingent value rights, would increase by approximately $34.1 million, resulting in a charge to earnings in the same amount. Similarly, if management increased by 10 percentage points its estimate of the likelihood the contingent value rights might terminate prior to their maturity date, our liabilities, and the estimated value of the contingent value rights, would decrease by approximately $34.1 million, resulting in an increase in earnings by the same amount.

     As of September 30, 2002, if EchoStar’s stock price decreased by 10%, without changing any other assumptions, our liabilities, and the estimated value of the contingent value rights, would increase by approximately $8.9 million, resulting in a charge to earnings in the same amount. A 10% increase in EchoStar’s stock price, without changing any other assumptions, would result in a decrease in our liabilities, and the estimated value of the contingent value rights, by approximately $8.6 million, and an increase in earnings by the same amount. If all three of the above described factors were simultaneously decreased by the percentages discussed above, our liabilities, and the estimated value of the contingent value rights, would increase by approximately $57.4 million, resulting in a charge to earnings in the same amount. A simultaneous increase of each factor by the percentages discussed above would result in a decrease in our liabilities, and the estimated value of the contingent value rights, by approximately $48.5 million, and an increase in earnings by the same amount.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     The per share conversion price for the Series D convertible preferred stock was set at $26.04 upon execution of the investment agreement on December 14, 2001. Further, the effective per share value of the Series D convertible preferred stock excluding the contingent value rights was calculated as $25.51. However, the investment was not consummated until January 22, 2002, when the price of EchoStar’s class A common stock was $26.58. Since the price as of the date of consummation of the investment was above the effective per share value and since consummation of the investment was contingent upon regulatory approval, the Series D preferred stock was deemed to be issued with a beneficial conversion feature. This feature required the difference between the effective per share value and the price as of the date of consummation to be recorded as a discount on the Series D convertible preferred stock. Since the Series D convertible preferred stock is immediately convertible at the holder’s option, the Series D convertible preferred stock was accreted to its conversion value through a charge to retained earnings equal to the discount of approximately $61.9 million as of the date of issuance.

     The issuance costs of approximately $16.5 million related to the Series D convertible preferred stock were recorded as a discount on the Series D convertible preferred stock. However, since the Series D convertible preferred stock is redeemable at the holder’s option upon a change of control, as defined in the related agreement, and the redemption price of the Series D convertible preferred stock exceeds the discounted carrying value, the discount would be charged to retained earnings to restore the Series D convertible preferred stock to its redemption value if redemption of the Series D convertible preferred stock became probable. The merger of EchoStar and Hughes does not constitute a change of control with respect to the Series D convertible preferred stock. As of September 30, 2002, redemption of the Series D convertible preferred stock is not considered probable and thus no charge to retained earnings has been recorded.

     The $30.7 million initial estimated value of the contingent value rights, together with aggregate quarterly adjustments through June 30, 2002 of approximately $5.4 million, were originally recorded as a component of net income (loss) available (attributable) to common shareholders and reflected in net income (loss) per common share, but were not included as a component of net income (loss). These amounts were also included as a credit to Series D convertible preferred stock and contingent value rights, and therefore were not reflected as liabilities on the March 31, 2002 and June 30, 2002 balance sheets. As of September 30, 2002, the contingent value rights have been reclassified from Series D convertible preferred stock to a liability on the accompanying balance sheets. Changes in the estimated value of the contingent value rights, approximating $134.5 million for the three months ended September 30, 2002, have been recorded as a charge to earnings for the period. In addition, the statement of operations for the nine months ended September 30, 2002 has been adjusted to reflect the changes in the estimated value of the contingent value rights during the six months ended June 30, 2002, aggregating approximately $5.4 million, as a charge to earnings. Accordingly, the estimated value of the contingent value rights of approximately $171 million is reflected as a liability as of September 30, 2002 and the aggregate changes in estimated value of $139.9 million have been reflected as charges to earnings for the nine months then ended. These adjustments had no impact on reported net income (loss) available (attributable) to common shareholders or basic and diluted net income (loss) per share for the nine months ended September 30, 2002, or for any previously reported period. These adjustments also caused an increase to additional paid-in capital of approximately $30.7 million and a corresponding decrease in Series D convertible preferred stock to reflect the allocation of the original proceeds to the contingent value rights and the corresponding impact on the beneficial conversion feature.

4. Marketable and Non-Marketable Investment Securities

     EchoStar currently classifies all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, EchoStar adjusts the carrying value of its available-for-sale marketable investment securities to fair market value and reports the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax, if applicable. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. EchoStar evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of EchoStar’s marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of September 30, 2002, EchoStar recorded unrealized losses of approximately $60 million as a separate component of stockholders’ deficit. During the nine months ended September 30, 2002, EchoStar also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of its marketable investment securities of approximately $50 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $13 million on the sales of marketable investment securities. EchoStar’s approximately $4.2 billion of cash, cash equivalents and marketable investment securities include debt and equity securities which EchoStar owns for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $75 million as of September 30, 2002. During the quarter ended September 30, 2002, EchoStar’s portfolio generally, and EchoStar’s strategic investments particularly, experienced and continue to experience volatility. If the fair market value of EchoStar’s marketable securities portfolio does not increase to cost basis or if EchoStar becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, EchoStar may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     EchoStar also has made strategic equity investments in certain non-marketable investment securities. EchoStar’s ability to create realizable value from its strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that EchoStar will not be able to sell these investments, or that when EchoStar desires to sell them that it will not be able to obtain full value for them. EchoStar evaluates its non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As a result, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in EchoStar’s investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.

     EchoStar made a strategic investment in StarBand Communications, Inc. During April 2002, EchoStar changed its sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. During the first quarter of 2002, EchoStar determined that the carrying value of its investment in StarBand, net of approximately $8 million of equity in losses of StarBand recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of its StarBand investment to zero. The determination was based, among other things, on EchoStar’s continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. StarBand subsequently filed for bankruptcy during June 2002.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

5. Inventories

     Inventories consist of the following (in thousands):

	December 31,	September 30,
	2001	2002

Finished goods — DBS	$127,186	$94,844
Raw materials	45,725	35,237
Finished goods — reconditioned and other	19,548	23,465
Work-in-process	7,924	8,759
Consignment	3,611	324
Reserve for excess and obsolete inventory	(13,247)	(6,220)

	$190,747	$156,409

6. Property and Equipment

EchoStar V

     During 2000 and 2001, EchoStar V experienced anomalies resulting in the loss of two solar array strings and during August 2002, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VI

     During 2001, EchoStar VI experienced anomalies resulting in the loss of two solar array strings and during July 2002, EchoStar VI experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII

     During October 2002, EchoStar VIII, which launched successfully on August 21, 2002 from the Baikonur Cosmodrome, Kazakhstan, reached its final orbital location at 110 degrees West Longitude and commenced commercial operation after completing in-orbit testing.

     During September and October 2002 two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. The satellite is equipped with a total of 12 thrusters that help control attitude and pointing. An investigation of the thruster anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. The satellite can operate using a combination of the other 10 thrusters. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

     In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity. While there can be no assurance, the arbitration is expected to occur during 2003.

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

     The indentures related to certain of EchoStar DBS Corporation’s (“EDBS”) senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. In addition, the indenture related to EchoStar Broadband Corporation’s (“EBC”) senior notes requires EchoStar to maintain satellite insurance on the lesser of half of its satellites or three of its satellites. All of EchoStar’s eight in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of EDBS. Insurance coverage is therefore required for at least four of EchoStar’s eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ and EBC’s senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of September 30, 2002, cash reserved for satellite insurance totaled approximately $159 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

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

     Approximately $7.4 million of deferred commitment fees were expensed upon issuance of the 9 1/8% Senior Notes by EDBS and approximately $15 million of deferred commitment fees were expensed upon closing of the $1.5 billion equity investment in EchoStar by Vivendi. Approximately $33 million of deferred commitment fees remain as of September 30, 2002. That amount will be charged to interest expense as and if the bridge commitment is further reduced. If the Hughes merger is not consummated, total remaining commitment fees will be immediately charged to earnings. In the event that the bridge commitment is drawn, any deferred commitment fees not previously expensed will be amortized to interest expense in future periods.

     A fee of .50% per year on the aggregate bridge financing commitment outstanding is payable quarterly, in arrears, until the closing of the Hughes merger, or the termination or expiration of the agreements relating to the bridge commitments. These fees are expensed as incurred. During the nine months ended September 30, 2002, EchoStar expensed approximately $13 million for these fees.

8. Commitments and Contingencies

Fee Dispute

     EchoStar had a dispute regarding the contingent fee arrangement with the attorneys who represented EchoStar in prior litigation with The News Corporation, Ltd. In early July 2002, the parties resolved their dispute.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

Distant Network Litigation

     Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

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

     In December 1998, the networks filed a Motion for Preliminary Injunction against Echostar in the Florida case and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held during September 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to cease providing network programming to

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

     During September 2000, the Court granted the networks’ motion for preliminary injunction, denied the networks’ emergency motion, and denied EchoStar’s request to present live testimony and evidence. The Court’s original order required EchoStar to terminate network programming to certain subscribers “no later than February 15, 1999,” and contained other dates with which it would be physically impossible to comply. The order imposed restrictions on EchoStar’s past and future sale of distant ABC, NBC, CBS and FOX channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DIRECTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act.

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. The trial date has now been moved to February 10, 2003. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, EchoStar filed a counterclaim against the networks asking the District Court to find that EchoStar is not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with EchoStar’s business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. In September 2002, the networks answered our counterclaim.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

     If after a trial the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on its business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. Gemstar has moved to stay the North Carolina action pending appeal of the ITC decision. EchoStar is opposing Gemstar’s motion.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claim, however a recently filed motion for summary judgment based generally on lack of standing, remains pending. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the Administrative Law Judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the Judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the Judge’s Final Initial Determination. On August 29, 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar has indicated that it plans to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offer to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

     During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DIRECTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. On July 3, 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. On July 26, 2002, the Court summarily ruled that the

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

     IPPV Enterprises, LLC (“IPPV”) and MAAST, Inc. filed a patent infringement suit against EchoStar, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per-view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed, permitting the Judge to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV’s request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, EchoStar filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class will be de-certified upon notice if mediation does not resolve the dispute. A settlement has been reached with plaintiff’s counsel and the Court issued its preliminary approval of the settlement on October 18, 2002. The Court has set a March 7, 2003 date for hearing on final approval after notice to the class. If the settlement is not approved, EchoStar intends to deny all liability and to vigorously defend the lawsuit. The settlement confirms that the late fee charged by EchoStar is appropriate and will not change.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held on June 28, 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of the plaintiffs’ claims. The plaintiffs filed a Notice of Appeal of the Court’s grant of EchoStar’s Motion for Summary Judgment. It is too early to make an assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

State Investigation

     During April 2002, two state Attorneys General commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation. It is too early to make an assessment of the probable outcome, or to determine the extent of any damages or injunctive relief which could result.

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County Court action is scheduled for November 26, 2002.

     Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, who owns certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case and the Court denied Plaintiff’s Motion for Reconsideration. The plaintiff filed a Notice of Appeal of the Court’s denial of Plaintiff’s Motion for Reconsideration. It is too early to make an assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

     On August 20, 2002, a shareholder in StarBand Communications Corporation (“StarBand”) filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs allege that the defendants conspired to ensure StarBand’s failure in order to guarantee that EchoStar’s pending merger with Hughes would be successful. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. On October 28, 2002, EchoStar, along with the other defendants filed motions to dismiss the complaint in its entirety.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

EchoStar and EchoBand filed a motion to dismiss based on lack of personal jurisdiction. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture (“PrimeTime 24”) filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar denied all of PrimeTime 24’s allegations and asserted various counterclaims. EchoStar has reached a settlement agreement with PrimeTime 24 pursuant to which the parties agreed to release all parties from any liability and dismiss the case with prejudice. The settlement amount is immaterial to EchoStar.

Merger Related Proceedings

     A purported shareholder derivative action was filed against EchoStar and all of the current members of its Board of Directors in the United States District Court for Clark County, Nevada during October 2002 by Robert Busch on behalf of EchoStar shareholders. The complaint alleges breach of fiduciary duty, corporate waste and other unlawful acts relating to EchoStar’s agreement to pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances in the event the merger with DirecTV is not completed by January 21, 2003. No answer is due yet from the defendants. EchoStar and the individual defendants intend to deny all liability and to defend this action vigorously. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of those actions will not materially affect EchoStar’s financial position or results of operations.

9. Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Digital Home Plan equipment	$18,793	$35,159	$34,909	$93,943
Satellites	28,677	31,945	85,021	92,148
Furniture, fixtures and equipment	16,078	25,303	47,634	67,337
FCC licenses and other amortizable intangibles	7,530	2,584	22,215	8,242
Buildings and improvements	687	862	2,025	2,496
Tooling and other	1,106	1,969	2,756	3,174

	$72,871	$97,822	$194,560	$267,340

     Cost of sales and operating expense categories included in EchoStar’s accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or digital home plan equipment.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

10. Income Taxes

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

11. Segment Reporting

Financial Data by Business Unit (in thousands)

     Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, EchoStar currently operate as two separate business units. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

		EchoStar
		Technologies
	Dish Network	Corporation	All Other	Eliminations	Consolidated Total

Three Months Ending September 30, 2001
Revenue	$944,274	$52,526	$27,066	$(1,360)	$1,022,506
Net income (loss)	2,063	1,149	(117)	—	3,095
Three Months Ending September 30, 2002
Revenue	$1,149,381	$50,525	$24,782	$(1,839)	$1,222,849
Net income (loss)	(184,489)	6,498	10,042	—	(167,949)
Nine Months Ending September 30, 2001
Revenue	$2,668,855	$97,014	$87,908	$(3,069)	$2,850,708
Net income (loss)	(169,005)	(14,108)	10,486	—	(172,627)
Nine Months Ending September 30, 2002
Revenue	$3,297,234	$124,593	$78,955	$(4,781)	$3,496,001
Net income (loss)	(192,938)	4,331	22,512	—	(166,095)

12. Subsequent Events

     Effective November 5, 2002, EDBS completed its offer to exchange all of the $1 billion principal outstanding of EBC’s 10 3/8% Senior Notes due 2007 (the “EBC Notes”) for substantially identical notes of EDBS. Tenders have been received from holders of over 99% of the EBC Notes. Per the terms of the indenture related to the EBC Notes, if at least 90% in aggregate principal amount of the outstanding EBC Notes have accepted the exchange offer, then all of the then outstanding EBC Notes shall be deemed to have been exchanged for the EDBS Notes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this document, the words “we,” “our,” and “us” refer to EchoStar Communications Corporation and its subsidiaries, unless the context otherwise requires. “EDBS” refers to EchoStar DBS Corporation and its subsidiaries and “EBC” refers to EchoStar Broadband Corporation and its subsidiaries. “General Motors” or “GM” refers to General Motors Corporation, “Hughes” refers to Hughes Electronics Corporation, or a holding company that is expected to be formed to hold all of the stock of Hughes, and “PanAmSat” refers to PanAmSat Corporation, in each case including their respective subsidiaries, unless the context otherwise requires. We expect that consummation of the Hughes merger and related transactions and consummation of the PanAmSat acquisition described in our Annual Report on Form 10-K for the year ended December 31, 2001 would have material effects on our results of operations and liquidity and capital resources. Our historical financial information contained in this document does not give effect to either of these transactions, on a pro forma or any other basis, and our liquidity and capital resources discussions do not take these transactions into account. The amended EchoStar information statement, which we filed with the Securities and Exchange Commission on September 30, 2002 and expect to distribute to our common stockholders later this year, includes pro forma financial information of the combined company as if the Hughes merger had been consummated and for us as if the Pan AmSat acquisition had been consummated, each in accordance with the rules and regulations of the Securities and Exchange Commission. Please see our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of how you can obtain a copy of the EchoStar information statement from the Securities and Exchange Commission.

Principal Business

     Our operations include two interrelated business units:

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

     Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System currently consists of EchoStar’s FCC-allocated DBS spectrum, eight DBS satellites (“EchoStar I” through “EchoStar VIII”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

     Revenue. “Total revenue” for the three months ended September 30, 2002 was $1.223 billion, an increase of $200 million compared to “Total revenue” for the three months ended September 30, 2001 of $1.023 billion. The increase in “Total revenue” was primarily attributable to continued DISH Network subscriber growth. As discussed below, in order to attract new subscribers, certain of our promotions currently include free or reduced price programming. We expect to continue these promotions at least through the remainder of this year. Consequently, assuming a continued slow economy, we currently expect that our revenues will increase approximately 20% in 2002 compared to 2001 as the number of DISH Network subscribers increases.

     DISH Network “Subscription television services” revenue totaled $1.120 billion for the three months ended September 30, 2002, an increase of $199 million compared to the same period in 2001. DISH Network “Subscription television services” revenue principally consists of revenue from basic, premium, local, international and pay-per-view subscription television services. This increase was attributable to continued DISH Network subscriber growth.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH Network added approximately 320,000 net new subscribers for the three months ended September 30, 2002 compared to approximately 360,000 net new subscribers during the same period in 2001. We believe the reduction in net new subscribers for the three months ended September 30, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of September 30, 2002, we had approximately 7.78 million DISH Network subscribers compared to approximately 6.43 million at September 30, 2001, an increase of approximately 21%. DISH Network “Subscription television services” revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to end 2002 with more than 8.1 million DISH Network subscribers, and increase compared to our prior guidance.

     Monthly average revenue per subscriber was approximately $49.04 during the three months ended September 30, 2002 and approximately $49.26 during the same period in 2001. The decrease in monthly average revenue per subscriber is primarily attributable to certain promotions, discussed below, under which new subscribers received free programming for the first three months of their term of service, and other promotions under which subscribers received discounted programming for 12 months. While there can be no assurance, since we expect to continue free and reduced price programming promotions at least through the end of the year, and as a result of other factors, we currently expect that monthly average revenue per subscriber for 2002 will be near current levels, but that it will not reach or exceed average revenue per subscriber levels achieved during 2001.

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

     Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. In April 2002, the Media Bureau of the FCC (the “Bureau”) concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet the FCC’s standards. We have implemented many such remedial actions which we believe should satisfy the Bureau and have filed compliance reports with the FCC describing our “must carry” implementation measures made in response to the Bureau’s order. We have not received a ruling from the Bureau either accepting or rejecting those measures. There can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets in which we provide local channels in order to meet the FCC’s interpretation of “must carry” obligations. Any reduction in the number of markets we serve in order to comply with “must carry” requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

     For the three months ended September 30, 2002, “DTH equipment sales” revenue totaled $77 million, an increase of $4 million compared to the same period during 2001. “DTH equipment sales” consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories in the United States. The increase in “DTH equipment sales” revenue principally resulted from an increase in sales of DBS accessories to DISH Network subscribers. This increase was partially offset by a decrease in sales of digital set-top boxes to our international DTH customers discussed below.

     A significant portion of “DTH equipment sales” revenue through 2001 resulted from sales to Via Digital and Bell ExpressVu. Our future revenue from the sale of DTH equipment in international markets depends largely on the

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

success of these DTH operators and continued demand for our digital set-top boxes. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital. However, we cannot guarantee at this time that those negotiations will be successful. Further, Via Digital has signed a merger agreement with Canal Satelite, and may cease commercial operations in 2003 if Spanish authorities approve the merger. While there can be no assurance, we expect total “DTH equipment sales” revenue in 2002 to approximate 2001 levels. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     DISH Network Operating Expenses. “DISH Network operating expenses” totaled $575 million during the three months ended September 30, 2002, an increase of $128 million or 29% compared to the same period in 2001. The increase in “DISH Network operating expenses” in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. “DISH Network operating expenses” represented 51% and 49% of “Subscription television services” revenue during the three months ended September 30, 2002 and 2001, respectively. The increase in “DISH Network operating expenses” as a percentage of “Subscription television services” revenue primarily resulted from the expansion of our installation and service business, the opening of a new call center, increased costs in order to meet the demands of current “must carry” requirements and costs associated with offering additional markets where we carry local channels. While there can be no assurance, we expect operating expenses as a percentage of “Subscription television services” revenue to remain near current levels during the remainder of 2002.

     “Subscriber-related expenses” totaled $449 million during the three months ended September 30, 2002, an increase of $86 million compared to the same period in 2001. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% and 39% of “Subscription television services” revenues during the three months ended September 30, 2002 and 2001, respectively. While there can be no assurance, we expect “Subscriber-related expenses” as a percentage of “Subscription television services” revenue to remain near current levels during the remainder of 2002.

     “Customer service center and other” expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. “Customer service center and other” expenses totaled $110 million during the three months ended September 30, 2002, an increase of $37 million as compared to the same period in 2001. “Customer service center and other” expenses totaled 10% and 8% of “Subscription television services” revenue during the three months ended September 30, 2002 and 2001, respectively. The increase in “Customer service center and other” expenses in total and as a percentage of “Subscription television services” revenue primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network, the opening of a new call center, increased operating expenses related to the expansion of our installation and service business and increased installation costs due to second-dish installations in order to meet the demands of “must carry”. While there can be no assurance, we expect these expenses in total and as a percentage of “Subscription television services” revenue to remain near current levels during the remainder of 2002. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We intend to continue to implement the automation of simple telephone responses, and to increase Internet and satellite receiver-based customer assistance in the future, in order to better manage customer service costs.

     “Satellite and transmission” expenses include expenses associated with the operation of our digital broadcast centers, and contracted satellite telemetry, tracking and control services. “Satellite and transmission” expenses totaled $16 million during the three months ended September 30, 2002, a $5 million increase compared to the same period in 2001. The increase in “Satellite and transmission” expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. During the three months ended September 30, 2002, we launched eight additional local markets. “Satellite and transmission” expenses totaled 1% of “Subscription television services” revenue during each of the three months ended September 30, 2002 and 2001. We expect “Satellite and transmission” expenses in total and as a percentage of “Subscription television services” revenue to increase in the future as additional

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

satellites are placed in service, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

     Cost of sales — DTH equipment. “Cost of sales — DTH equipment” totaled $40 million during the three months ended September 30, 2002, a decrease of $9 million compared to the same period in 2001. “Cost of sales — DTH equipment” principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. DTH equipment represented 53% and 67% of DTH equipment revenue, during the three months ended September 30, 2002 and 2001, respectively. The decrease, both in aggregate and as a percentage of revenue, primarily related to reductions in the cost of manufactured equipment, increased sales of higher-margin DBS accessories and favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment of approximately $5 million.

     Subscriber Promotions. During the three months ended September 30, 2002, our marketing promotions included our Free Dish, 1-2-3 Great TV, free installation program, Free for All and Digital Home Plan, which are described below.

     Free Dish — Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Effective July 13, 2002, eligible subscribers are able to purchase a second receiver for $49.99. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least January 2003.

     1-2-3 Great TV — During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchased one or more receivers, provided a valid major credit card and made a one-year commitment, received the first three months of qualified programming and installation of up to two receivers for free. This promotion expired on July 31, 2002.

     Free Installation — Under our free installation program all subscribers who purchased an EchoStar receiver system from September 2000 to December 2001, were eligible to receive a free professional installation of one EchoStar receiver system. Effective December 2001, all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least January 2003.

     Free for All — Effective August 1, 2002, we commenced our Free for All promotion. Under this promotion, subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, receive free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Although there can be no assurance as to the ultimate duration of the Free For All promotion, we expect it to continue through at least January 2003.

     Digital Home Plan — Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America’s Top 50 CD programming package for $27.99 per month, to providing consumers our America’s Top 150 programming package and two or more EchoStar receiver systems for $50.99 to $60.99 per month. Each plan includes in-home service, and the consumer must agree to a one-year commitment and incur a one-time set-up fee of $49.99. During July 2002, the promotion also included the first three months of qualified programming free for qualified Digital Home Plan programming packages. Effective August 1, 2002, the one-time set-up fee includes only the first month’s qualified programming payment. For an additional $50.00, consumers can also choose to include a Dish PVR in the Digital Home Plan. Dish PVR receivers include a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of three to four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we expect it to continue through at least January 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Subscriber Acquisition Costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include “Cost of sales — subscriber promotion subsidies”, “Other subscriber promotion subsidies” and DISH Network acquisition marketing expenses. “Cost of sales — subscriber promotion subsidies” includes the cost related to the distribution of EchoStar receiver systems to retailers and other distributors of our equipment. “Other subscriber promotion subsidies” includes net costs related to our free installation promotion and other promotional incentives.

     During the three months ended September 30, 2002, our subscriber acquisition costs totaled approximately $298 million, or approximately $413 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended September 30, 2001 totaled approximately $268 million, or approximately $392 per new subscriber activation. The increase in total subscriber acquisition costs primarily resulted from an increase in “Other subscriber promotion subsidies” related to additional subsidies on second receiver installations, an increase in “Advertising and other” expense related to our 2002 marketing promotions, and a decrease in Digital Home Plan penetration compared to 2001. The increase in subscriber acquisition costs was partially offset during the three months ended September 30, 2002 by favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment of approximately $31 million. The increase was also partially offset by a decrease in “Cost of sales — subscriber promotion subsidies” due to reductions in the cost and sales price of manufactured equipment.

     While there can be no assurance, we currently expect per subscriber acquisition costs for the full year to be approximately $430. Anticipated per subscriber acquisition costs for the full year take into consideration, among other things, anticipated advertising costs, and promotions targeting subscribers who want multiple receivers. Those promotions result in higher equipment subsidies and increased dealer commissions compared to our typical historical promotions. While there can be no assurance, we believe heightened credit procedures we implemented during the first quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions.

     Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $74 million and $109 million for the three months ended September 30, 2002 and 2001, respectively. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $10 million and $8 million during the three months ended September 30, 2002 and 2001, respectively, also is not included in our calculation of subscriber acquisition costs.

     Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     General and Administrative Expenses. “General and administrative” expenses totaled $99 million during the three months ended September 30, 2002, an increase of $13 million compared to the same period in 2001. The increase in “G&A” expenses was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. This increase was partially offset by a decrease in legal expenses. “G&A” expenses represented 8% of “Total revenue” during each of the three months ended September 30, 2002 and 2001. While there can be no assurance, we expect “G&A” expenses as a percentage of “Total revenue” for the remainder of 2002 to be consistent with the expense to revenue ratio for the nine months ended September 30, 2002.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended September 30, 2002 we recognized $4 million of compensation under this performance-based plan, a decrease of $3 million compared to the same period in 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

This decrease is primarily attributable to stock option forfeitures. The remaining deferred compensation of $12 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

     We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table represents the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan (in thousands):

	Three Months Ended
	September 30,

	2001	2002

Customer service center and other	$311	$182
Satellite and transmission	388	183
General and administrative	6,132	3,357

Total non-cash, stock-based compensation	$6,831	$3,722

     Options to purchase an additional 9.1 million shares are outstanding as of September 30, 2002 and were granted at fair market value during 1999, 2000 and 2001 pursuant to our Long Term Incentive Plan. The weighted-average exercise price of these options is $9.02. Vesting of these options is contingent upon meeting certain longer-term goals, which would be achieved following consummation of the proposed merger with Hughes. The vesting of these options will not accelerate as a result of the proposed merger with Hughes. Since the merger has not yet occurred, the goals have not yet been achieved. Consequently, no compensation was recorded during the three months ended September 30, 2001 and 2002 related to these long-term options. We will record the related compensation at the earlier of achievement of the performance goals or consummation of the proposed merger with Hughes. Such compensation, if recorded, would result in material non-cash, stock-based compensation expense in our statements of operations.

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus “Cost of sales — subscriber promotion subsidies,” “Other subscriber promotion subsidies” and “Advertising and other “expenses. Pre-marketing cash flow was $497 million during the three months ended September 30, 2002, an increase of $72 million or 17% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of “Total revenue” was approximately 41% and 42% during the three months ended September 30, 2002 and 2001, respectively. While there can be no assurance, during the remainder of 2002 we expect pre-marketing cash flow as a percentage of “Total revenue” to be generally consistent with year to date percentages.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Operating income (loss)” plus “Depreciation and amortization,” and is adjusted for “Non-cash, stock-based compensation.” EBITDA was $197 million during the three months ended September 30, 2002, compared to $155 million during the same period in 2001. The improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers, and to favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment totaling approximately $36 million. The improvement was partially offset by a decrease in Digital Home Plan penetration compared to the same period in 2001, resulting in a reduction in capitalized costs for the period. Our calculation of EBITDA for the three months ended September 30, 2002 and 2001 does not include approximately $4 million and $7 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $74 million and $109 million during 2002 and 2001, respectively. While there can be no assurance, we currently expect to end 2002 with EBITDA of approximately $750-$800 million, based upon our increased subscriber addition expectation and as a result of anticipated lower penetration rates in our Digital Home Plan promotion. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

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

     Depreciation and Amortization. “Depreciation and amortization” expense totaled $98 million during the three months ended September 30, 2002, a $25 million increase compared to the same period in 2001. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002 and Digital Home Plan equipment and other depreciable assets placed in service during late 2001 and thereafter. This increase was partially offset by a reduction of approximately $5 million of amortization expense as a result of our adoption of Statement of Financial Accounting Standards No. 142 (“FAS 142”). In accordance with FAS 142, effective January 2002 we ceased amortization of our FCC authorizations. During October 2002, in connection with the commencement of commercial operations, we began depreciating EchoStar VIII.

     Other Income and Expense. “Other expense,” net, totaled $264 million during the three months ended September 30, 2002, an increase of $192 million compared to the same period in 2001. This increase is primarily attributable to an increase of approximately $134 million resulting from an increase in valuation of contingent value rights associated with the Vivendi equity investment. This increase also resulted from an increase in “Other” as a result of net losses on marketable and non-marketable investment securities of approximately $40 million recorded in 2002 compared to approximately $3 million recorded in 2001, and an increase in “Interest expense” as a result of the issuance of our 9 1/8% Senior Notes in December 2001 and approximately $4 million of bridge financing fees.

     Net income (loss). “Net loss” was $168 million during the three months ended September 30, 2002, a decrease of $171 million compared to “Net income” of $3 million for the same period in 2001. This decrease is primarily attributable to increases in operating and other expenses discussed above and an increase in “Other income (expense)” discussed above. This decrease was partially offset by favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment of approximately $36 million.

     Net income (loss) available (attributable) to common shareholders. “Net loss attributable to common shareholders” was $168 million during the three months ended September 30, 2002, a decrease of $171 million compared to “Net income available to common shareholders” of $3 million for the same period in 2001. This decrease is primarily attributable to the increased “Net loss”, as discussed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

     Revenue. “Total revenue” for the nine months ended September 30, 2002 was $3.496 billion, an increase of $645 million compared to “Total revenue” for the nine months ended September 30, 2001 of $2.851 billion. The increase in “Total revenue” was primarily attributable to continued DISH Network subscriber growth.

     DISH Network “Subscription television services” revenue totaled $3.208 billion for the nine months ended September 30, 2002, an increase of $610 million compared to the same period in 2001. This increase was directly attributable to continued DISH Network subscriber growth.

     For the nine months ended September 30, 2002, “DTH equipment sales” revenue totaled $202 million, an increase of $41 million compared to the same period during 2001. The increase in “DTH equipment sales” revenue

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

principally resulted from an increase in sales of digital set-top boxes to Bell ExpressVu and an increase in sales of DBS accessories to DISH Network subscribers. This increase was partially offset by a decrease in sales of digital set-top boxes to Via Digital.

     DISH Network Operating Expenses. “DISH Network operating expenses” totaled $1.622 billion during the nine months ended September 30, 2002, an increase of $348 million or 27% compared to the same period in 2001. The increase in “DISH Network operating expenses” in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. “DISH Network operating expenses” represented 51% and 49% of “Subscription television services” revenue during the nine months ended September 30, 2002 and 2001, respectively. The increase in “DISH Network operating expenses” as a percentage of “Subscription television services” revenue primarily resulted from the expansion of our installation and service business, the opening of a new call center, increased costs in order to meet the demands of current “must carry” requirements and costs associated with offering additional markets where we carry local channels.

     “Subscriber-related expenses” totaled $1.287 billion during the nine months ended September 30, 2002, an increase of $249 million compared to the same period in 2001. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. Such expenses represented 40% of “Subscription television services” revenues during each of the nine months ended September 30, 2002 and 2001.

     “Customer service center and other” expenses totaled $290 million during the nine months ended September 30, 2002, an increase of $83 million as compared to the same period in 2001. “Customer service center and other” expenses totaled 9% and 8% of “Subscription television services” revenue during the nine months ended September 30, 2002 and 2001, respectively. The increase in “Customer service center and other” expenses in total and as a percentage of “Subscription television services” revenue primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network, the opening of a new call center, increased operating expenses related to the expansion of our installation and service business and increased installation costs due to second-dish installations in order to meet the demands of “must carry”.

     “Satellite and transmission” expenses totaled $44 million during the nine months ended September 30, 2002, a $15 million increase compared to the same period in 2001. The increase in “Satellite and transmission” expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. During the nine months ended September 30, 2002, we launched 11 additional local markets. “Satellite and transmission” expenses totaled 1% of “Subscription television services” revenue during each of the nine months ended September 30, 2002 and 2001.

     Cost of sales — DTH equipment. “Cost of sales — DTH equipment” totaled $124 million during the nine months ended September 30, 2002, an increase of $15 million compared to the same period in 2001. The increase in “Cost of sales — DTH equipment” principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu. “Cost of sales — DTH equipment” represented 61% and 68% of “DTH equipment sales” revenue, during the nine months ended September 30, 2002 and 2001, respectively. The decrease in “Cost of sales — DTH equipment” as a percentage of “DTH equipment sales” revenue primarily related to increased sales of higher-margin DBS accessories and favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment of approximately $5 million.

     Subscriber Acquisition Costs. During the nine months ended September 30, 2002, our subscriber acquisition costs totaled approximately $812 million, or approximately $409 per new subscriber activation. Comparatively, our subscriber acquisition costs during the nine months ended September 30, 2001 totaled approximately $816 million, or approximately $403 per new subscriber activation. Total subscriber acquisition costs for the nine months ended September 30, 2002 include adjustments which reduce the costs related to the production of EchoStar receiver systems. During the second quarter of 2002, we recorded an adjustment of approximately $17 million resulting from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. During the third quarter of 2002, as a result of favorable litigation developments we recorded a non-recurring reduction in the cost of set-top box equipment of approximately $31 million. The increase in total subscriber acquisition costs, absent these

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

adjustments, primarily resulted from an increase in “Other subscriber promotion subsidies” primarily related to additional subsidies on second receiver installations, an increase in “Advertising and other” expense related to our 2002 marketing promotions, and a decrease in Digital Home Plan penetration compared to 2001. The increase was partially offset by a decrease in “Cost of sales — subscriber promotion subsidies” due to reductions in the cost and sales price of manufactured equipment.

     Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $240 million and $258 million for the nine months ended September 30, 2002 and 2001, respectively. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $30 million and $10 million during the nine months ended September 30, 2002 and 2001, respectively, also is not included in our calculation of subscriber acquisition costs.

     General and Administrative Expenses. “General and administrative” expenses totaled $279 million during the nine months ended September 30, 2002, an increase of $30 million as compared to the same period in 2001. The increase in “G&A” expenses was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “G&A” expenses represented 8% and 9% of “Total revenue” during the nine months ended September 30, 2002 and 2001, respectively.

     Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the nine months ended September 30, 2002 we recognized $8 million of compensation under the 1999 incentive plan, a decrease of $13 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $12 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

     We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table represents the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan (in thousands):

	Nine Months Ended September 30,

	2001	2002

Customer service center and other	$932	$547
Satellite and transmission	1,165	(189)
General and administrative	19,201	7,199

Total non-cash, stock-based compensation	$21,298	$7,557

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus “Cost of sales — subscriber promotion subsidies,” “Other subscriber promotion subsidies” and “Advertising and other” expenses. Pre-marketing cash flow was $1.434 billion during the nine months ended September 30, 2002, an increase of $270 million or 23% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of “Total revenue” was approximately 41% during each of the nine months ended September 30, 2002 and 2001.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Operating income (loss)” plus “Depreciation and amortization,” and is adjusted for “Non-cash, stock-based compensation.” EBITDA was $612 million during the nine months ended September 30, 2002, compared to $340 million during the same period in 2001. The improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers, and to previously discussed adjustments totaling approximately $53 million which reduce the costs related to the production of EchoStar receiver systems. The improvement was partially offset by a decrease in Digital Home Plan penetration

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

compared to the same period in 2001, resulting in a reduction in capitalized costs for the period. Our calculation of EBITDA for the nine months ended September 30, 2002 and 2001 does not include approximately $8 million and $21 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $240 million and $258 million during 2002 and 2001, respectively.

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

     Depreciation and Amortization. “Depreciation and amortization” expense aggregated $267 million during the nine months ended September 30, 2002, a $72 million increase compared to the same period in 2001. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operations of EchoStar VII in April 2002 and Digital Home Plan equipment and other depreciable assets placed in service during late 2001 and thereafter. This increase was partially offset by a reduction of approximately $14 million of amortization expense as a result of our adoption of FAS 142. In accordance with FAS 142, effective January 2002 we ceased amortization of our FCC authorizations. During October 2002, in connection with the commencement of commercial operations, we began depreciating EchoStar VIII.

     Other Income and Expense. “Other expense,” net, totaled $494 million during the nine months ended September 30, 2002, an increase of $197 million compared to $297 million for the same period in 2001. This increase is primarily attributable to an increase of approximately $140 million resulting from an increase in valuation of contingent value rights associated with the Vivendi equity investment. This increase also resulted from an increase in “Interest expense” as a result of the issuance of our 5 3/4% Convertible Subordinated Notes in May 2001, the issuance of our 9 1/8% Senior Notes in December 2001, and approximately $28 million of bridge financing commitment fees. The increase in “Other expense” was partially offset by a decrease of approximately $12 million in equity in losses of affiliates and an increase in “Interest income” of approximately $13 million due to an increase in cash, cash equivalents and marketable investment securities raised through debt and equity financings during 2002.

     Net income (loss). “Net loss” was $166 million during the nine months ended September 30, 2002, a $7 million improvement compared to a “Net loss” of $173 million for the same period in 2001. This improvement is primarily attributable to the increase in the number of DISH Network subscribers which continues to result in revenue sufficient to support the cost of new and existing subscribers and to previously discussed adjustments totaling approximately $53 million which reduce the costs related to the production of EchoStar receiver systems. The improvement in “Net loss” was partially offset by the increase in “Other expense”, net, discussed above.

     Net income (loss) available (attributable) to common shareholders. “Net loss attributable to common shareholders” was $228 million during the nine months ended September 30, 2002, an increase of $55 million compared to a “Net loss attributable to common shareholders” of $173 million for the same period in 2001. This increase in “Net loss attributable to common shareholders” was primarily attributable to $62 million of non-cash retained earnings charges resulting from the beneficial conversion features associated with the Vivendi equity investment. This item is not a component of “Net income (loss)” but is included in “Net income (loss)” available (attributable) to common shareholders for purposes of computing net income (loss) per common share. The increase was partially offset by the improvement in “Net loss” discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

     As of September 30, 2002, our cash, cash equivalents and marketable investment securities totaled $4.415 billion, including $159 million of cash reserved for satellite insurance and approximately $9 million of restricted cash,

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

compared to $2.952 billion, including $122 million of cash reserved for satellite insurance and $1 million of restricted cash, as of December 31, 2001. For the nine months ended September 30, 2002 and 2001, we reported net cash flows from operating activities of $463 million and $333 million, respectively. The $130 million increase in net cash flow from operating activities reflects, among other things, changes in working capital and an increase in the number of DISH Network subscribers.

     Except with respect to the Hughes merger, if completed, we expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. As previously discussed, if the Hughes merger is terminated, under certain circumstances we may be required to pay a $600 million termination fee to Hughes, and may be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion. While we expect to meet these cash requirements by utilizing a portion of our cash, cash equivalents and marketable investment securities on hand, we may be required to raise additional capital in the future to meet future working capital, capital expenditure, debt service and other funding requirements. There can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future. Our ability to generate positive future operating and net cash flows is dependent upon our ability to continue to expand our DISH Network subscriber base, retain existing DISH Network subscribers, and our ability to grow our EchoStar Technologies Corporation’s business. There can be no assurance that we will be successful in achieving any or all of our goals. The amount of capital required to fund our 2002 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition, including capitalized costs associated with our Digital Home Plan. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of continued general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

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

     As of September 30, 2002, we recorded unrealized losses of approximately $60 million as a separate component of stockholders’ deficit. During the nine months ended September 30, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $50 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $13 million on the sales of marketable investment securities. Our approximately $4.2 billion of cash, cash equivalents and marketable investment securities include debt and equity

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $75 million as of September 30, 2002. During the quarter ended September 30, 2002, our portfolio generally, and our strategic investments particularly, experienced and continue to experience, volatility. If the fair market value of our marketable securities portfolio does not increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     We also have made strategic equity investments in certain non-marketable investment securities. Our ability to create realizable value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As such, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.

     We made a strategic investment in StarBand Communications, Inc. During April 2002, we changed our sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. During the first quarter of 2002, we determined that the carrying value of our investment in StarBand, net of approximately $8 million of equity in losses of StarBand recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of our StarBand investment to zero. The determination was based, among other things, on our continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. StarBand subsequently filed for bankruptcy during June 2002.

Subscriber Turnover

     Our percentage churn for the nine months ended September 30, 2002 decreased compared to our percentage churn for the same period in 2001. An approximation of our churn levels can be calculated using our net new subscriber numbers and our subscriber acquisition costs, both in the aggregate and on a per new subscriber basis. While there can be no assurance, we currently expect that our percentage churn during 2002 will be generally consistent with our percentage churn during 2001. We also expect that our churn will continue to be lower than satellite and cable industry averages. However, impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

     Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. In April 2002, the Media Bureau of the FCC (the “Bureau”) concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet their standards. We have implemented many such remedial actions which we believe should satisfy the Bureau and have filed compliance reports with the FCC describing our “must carry” implementation measures made in response to the Bureau’s order. We have not received a ruling from the Bureau either accepting or rejecting those measures. However, there can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets where we provide local channels in order to meet their interpretation of “must carry” obligations. Any reduction in the number of markets we serve in order to comply with “must carry” requirements for other markets would adversely affect our

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

Subscriber Acquisition Costs

     As previously described, we generally subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were approximately $409 per new subscriber activation during the nine months ended September 30, 2002. While there can be no assurance, we currently expect per subscriber acquisition costs for the full year to be approximately $430. Anticipated per subscriber acquisition costs for the full year take into consideration, among other things, anticipated advertising costs, and promotions targeting subscribers who want multiple receivers. Those promotions result in higher equipment subsidies and increased dealer commissions compared to our typical historical promotions. While there can be no assurance, we believe heightened credit procedures we implemented during the first quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan promotion are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $240 million for the nine months ended September 30, 2002. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $30 million during the nine months ended September 30, 2002, also is not included in our calculation of subscriber acquisition costs.

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

Conditional Access System

     The access control system is central to the security network that prevents unauthorized viewing of programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. In order to combat piracy and to generate additional future revenue opportunities, we may decide to replace smart cards at any time in the future. Total cash expended to replace the smart cards, together with temporary increases in customer care and other related costs, could total approximately $100 million, but are not expected to have a material impact on earnings. Smart card replacement could also result in a temporary increase in churn.

Merger Obligations

     On October 10, 2002, the Federal Communications Commission (“FCC”) announced that it declined to approve the transfer of the licenses necessary to allow our merger with Hughes to close and designated the application for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC’s concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice (“DOJ”), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against GM, Hughes and us. The suit seeks to permanently enjoin us from merging with Hughes and requests a ruling that the proposed merger violates Section 7 of the Clayton Act. EchoStar, Hughes and GM sought an expedited schedule with a trial date in November. The DOJ and states proposed that the trial commence in June. On November 5, 2002, the District Court

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

denied our petition for an expedited trial and denied plantiffs’ proposed trial date, suggesting instead a late February or early March trial date. No trial date has yet been set. The merger agreement provides that either party may, in certain circumstances, terminate prior to the trial date suggested by the Court. Hughes and GM have to date been unwilling to agree to an extension of any merger termination date. We intend to continue to discuss how to proceed with GM and Hughes. However, no assurances can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the merger agreement, or if so obtained, that all other conditions to the transactions will be satisfied such that the merger can be completed.

     The agreements related to our merger with Hughes require that we arrange for the availability of $7.025 billion of cash in connection with the merger and related transactions. We expect that we will provide about $1.5 billion of this amount from available cash at the time of signing the merger agreement. In addition, we and Hughes obtained a $5.525 billion bridge financing commitment to assure that the remaining required cash would be available if and to the extent it could not be obtained through traditional capital markets or bank financing transactions. The bridge commitment was reduced to $3.325 billion as a result of the sale of $700 million of EDBS’ 9 1/8% senior notes due 2009 and a $1.5 billion investment by Vivendi Universal in us, which resulted in the issuance of 5,760,479 shares of our Series D convertible preferred stock to a subsidiary of Vivendi. While there can be no assurance, the remaining $3.325 billion bridge commitment is expected to be reduced to zero through a combination of financings by us, Hughes or a subsidiary of Hughes on or prior to the closing of the Hughes merger through public or private debt or equity offerings, bank debt or a combination thereof. The amount of such cash that could be raised by us prior to the completion of the Hughes merger is severely restricted. Our agreements with GM and Hughes also severely restrict the amount of additional equity capital that can be raised by us, which restrictions may continue for up to two years following completion of the Hughes merger, absent possible favorable IRS rulings or termination of the Hughes merger.

     In connection with the bridge commitment, during 2001 we paid approximately $55 million of commitment fees. Approximately $7.4 million of deferred commitment fees were expensed upon issuance of the 9 1/8% Senior Notes by EDBS and approximately $15 million of deferred commitment fees were expensed upon closing of the $1.5 billion equity investment in us by Vivendi. Approximately $33 million of deferred commitment fees remain as of September 30, 2002. That amount will be charged to interest expense as and if the bridge commitment is further reduced. If the Hughes merger is not consummated, total remaining commitment fees will be immediately charged to earnings. In the event that the bridge commitment is drawn, any deferred commitment fees not previously expensed will be amortized to interest expense in future periods.

     A fee of .50% per year on the aggregate bridge financing commitment outstanding is payable quarterly, in arrears, until the closing of the Hughes merger, or the termination or expiration of the agreements relating to the bridge commitments. These fees are expensed as incurred. During the nine months ended September 30, 2002, we expensed approximately $13 million for these fees.

     If the Hughes merger is terminated, under certain circumstances we may be required to pay a $600 million termination fee to Hughes, and may, under certain circumstances, be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion, either directly or through a merger or tender offer. In the event that only Hughes’ interest in PanAmSat is initially acquired, we would also be required to offer to acquire all of the remaining outstanding stock of PanAmSat at $22.47 per share. We expect that our acquisition of Hughes’ interest in PanAmSat, which would be at a price of $22.47 per share, together with our assumed purchase of the remaining outstanding PanAmSat shares and our payment of the termination fee to GM would require at least $3.4 billion of cash and approximately $600 million of our class A common stock (although we might instead choose to use a greater proportion of cash, and less or no stock for the purchase). We expect that we would meet this cash requirement by utilizing a portion of our cash, cash equivalents, and marketable investment securities on hand.

     As of September 30, 2002, we have capitalized approximately $43 million in merger related costs. If the Hughes merger is not consummated, we may be required to record a charge to earnings in future periods equal to all or a portion of this amount, plus remaining deferred bridge commitment fees of approximately $33 million. In addition, we may be required to record charges to earnings for any amount by which the actual PanAmSat

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

purchase price exceeds the estimated fair value of the investment, and, if applicable, the $600 million termination fee discussed above.

     Certain of the indentures governing our debt or convertible debt instruments contain change in control provisions which, as a result of our merger with Hughes, would require the combined entity to make an offer to re-purchase those obligations at 101% of the principal amount thereof, together with accrued but unpaid interest on the obligations.

     It may be possible to obtain the consent of the holders of those obligations in order to avoid implementation of the change in control offers. A successful consent solicitation could require us to make cash payments to the holders and/or to amend certain terms of the relevant indentures for the benefit of the holders, potentially including terms relating to the maturity of the obligations, the interest payable on the obligations, or to provide other similar inducements to the holders. The amounts and significance of those payments or inducements would depend in large part upon the prices at which our debt and convertible debt instruments are trading at the time of the solicitations. These trading prices depend on investors’ continuing assessment of our prospects and the prospects for the combined entity, the credit rating on those instruments, and upon prevailing interest rates and other broad factors which impact the markets or the industry segments in which we operate.

     We have not yet determined whether or when to undertake those solicitations or whether to pursue a different resolution. Pursuant to the merger agreement with Hughes, as amended, subsequent to regulatory approval of the merger, we will be required to use commercially reasonable efforts to solicit consents from the holders of the applicable debt instruments so that completion of the merger will not constitute a change in control under the relevant indentures, including our offering a reasonable and customary consent fee or interest payment modification; or obtain additional committed financing in an amount sufficient to refinance all indebtedness outstanding under those indentures to which an amendment to the relevant change in control provision was not obtained.

     The cost to obtain all of the requisite consents could be substantial, and could, under certain circumstances, have a material adverse affect on our financial condition and on consummation of the merger.

Vivendi Equity Investment

     In connection with Vivendi’s purchase of Series D convertible preferred stock during January 2002, Vivendi received contingent value rights. If during a 20 day trading period preceding the three-year anniversary of the completion of the Hughes merger, or if the merger is not completed, the 30 month settlement date specified below (if the Hughes merger is not completed), the average price of our class A common stock is above the $26.04 price per share paid by Vivendi, then no amount will be payable. If the average price of our class A common stock during the relevant 20 day period is below that price, then we are obligated to pay Vivendi the difference between the price paid by Vivendi and the then current average price, up to a maximum payment under the rights of $225 million if the Hughes merger is completed, or $525 million if the Hughes merger is not completed. Any amount owed under these rights, which may be paid in cash or in EchoStar’s class A common stock at our option, would be settled three years after completion of the Hughes merger, except in certain limited circumstances. If the Hughes merger is not consummated, these rights will be settled at the earlier of 30 months after the acquisition of Hughes’ 81% interest in PanAmSat or the termination of the merger agreement and the PanAmSat stock purchase agreement. Any sale, transfer, or other disposition of the Series D convertible preferred stock, or the EchoStar class A common stock issued upon conversion of the Series D convertible preferred stock (other than to certain wholly owned subsidiaries), will result in termination of the portion of the contingent value rights corresponding to the number of shares transferred. Generally, in the event that the price of our class A common stock is at or above $31.25 for 90 consecutive calendar days prior to maturity of the contingent value rights, the rights automatically expire. However, during the period prior to either consummation of the transactions contemplated by the merger agreement with Hughes or termination of the merger agreements by the parties, Vivendi is prohibited from directly or indirectly selling or otherwise disposing of any EchoStar class A common stock, Series D convertible preferred stock, or any other EchoStar equity security, including from engaging in any hedging or derivative transaction involving such securities, and the contingent value rights cannot expire during that period regardless of the trading price.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     We used a Black-Scholes pricing model, a widely accepted tool which is commonly used to value financial instruments such as options, warrants, etc., and applied certain other assumptions and judgments described below, to value the contingent rights. The current settlement amount of the contingent value rights is re-estimated on a quarterly basis by revising the current stock price included in the Black-Scholes model and re-evaluating all assumptions, as well as using management’s estimates considering relevant facts and circumstances. Changes in the estimated value are recorded as charges to earnings. As of September 30, 2002, the estimated value of the contingent value rights is approximately $171 million.

     The Black-Scholes assumptions used to value the contingent value rights are as follows:

	January 22, 2002 (CVR
	issuance date)	September 30, 2002

Black-Scholes Assumptions:
Risk-free interest rate	3.48%	2.02%
Volatility factor	56.96%	52.05%
Dividend yield	0.00%	0.00%
Expected term of options	3-3.5 years	2.8-3.1 years

     Since the maximum possible payment under the contingent value rights is different depending on whether the merger with Hughes is consummated, the contingent value rights valuation also requires an assumption to be made with respect to the probability that the merger with Hughes will be consummated. As of September 30, 2002, if management decreased by 10 percentage points its estimate regarding the likelihood that the merger will be consummated, without changing any other assumptions, our liabilities, and the estimated value of the contingent value rights, would increase by approximately $9.9 million, resulting in a charge to earnings in the same amount. Similarly, if management increased by 10 percentage points its estimate regarding the likelihood the merger will be consummated, our liabilities, and the estimated value of the contingent value rights, would decrease by approximately $9.9 million, resulting in an increase in earnings by the same amount.

     Further, the contingent rights might terminate prior to their maturity date, either as a result of sales by Vivendi of underlying equity, or as a result of the price of our common stock trading, for 90 consecutive days, at least 20% above the price per share initially paid by Vivendi. As a result, the contingent value rights valuation also requires an adjustment to be made to the Black-Scholes Model to account for the possibility that the contingent value rights will terminate in whole or in part prior to their maturity date. As of September 30, 2002, if management decreased by 10 percentage points its estimate regarding the possibility that the contingent value rights might terminate prior to their maturity, without changing any other assumptions, our liabilities, and the estimated value of the contingent value rights, would increase by approximately $34.1 million, resulting in a charge to earnings in the same amount. Similarly, if management increased by 10 percentage points its estimate of the likelihood the contingent value rights might terminate prior to their maturity date, our liabilities, and the estimated value of the contingent value rights, would decrease by approximately $34.1 million, resulting in an increase in earnings by the same amount.

     As of September 30, 2002, if our stock price decreased by 10%, without changing any other assumptions, our liabilities, and the estimated value of the contingent value rights, would increase by approximately $8.9 million, resulting in a charge to earnings in the same amount. A 10% increase in our stock price, without changing any other assumptions, would result in a decrease in our liabilities, and the estimated value of the contingent value rights, by approximately $8.6 million, and an increase in earnings by the same amount. If all three of the above described factors were simultaneously decreased by the percentages discussed above, our liabilities, and the estimated value of the contingent value rights, would increase by approximately $57.4 million, resulting in a charge to earnings in the same amount. A simultaneous increase of each factor by the percentages discussed above would result in a decrease in our liabilities, and the estimated value of the contingent value rights, by approximately $48.5 million, and an increase in earnings by the same amount.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     The $30.7 million initial estimated value of the contingent value rights, together with aggregate quarterly adjustments through June 30, 2002 of approximately $5.4 million, were originally recorded as a component of net income (loss) available (attributable) to common shareholders and reflected in net income (loss) per common share, but were not included as a component of net income (loss). These amounts were also included as a credit to Series D convertible preferred stock and contingent value rights, and therefore were not reflected as liabilities on the March 31, 2002 and June 30, 2002 balance sheets. As of September 30, 2002, the contingent value rights have been reclassified from Series D convertible preferred stock to a liability on the accompanying balance sheets. Changes in the estimated value of the contingent value rights, approximating $134.5 million for the three months ended September 30, 2002, have been recorded as a charge to earnings for the period. In addition, the statement of operations for the nine months ended September 30, 2002 has been adjusted to reflect the changes in the estimated value of the contingent value rights during the six months ended June 30, 2002, aggregating approximately $5.4 million, as a charge to earnings. Accordingly, the estimated value of the contingent value rights of approximately $171 million is reflected as a liability as of September 30, 2002 and the aggregate changes in estimated value of $139.9 million have been reflected as charges to earnings for the nine months then ended. These adjustments had no impact on reported net income (loss) available (attributable) to common shareholders or basic and diluted net income (loss) per share for the nine months ended September 30, 2002, or for any previously reported period. These adjustments also caused an increase to additional paid-in capital of approximately $30.7 million and a corresponding decrease in Series D convertible preferred stock to reflect the allocation of the original proceeds to the contingent value rights and the corresponding impact on the beneficial conversion feature.

Obligations and Future Capital Requirements

     The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. In addition, the indenture related to EBC’s senior notes requires us to maintain satellite insurance on the lesser of half of our satellites or three of our satellites. All of our eight in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of EDBS. Insurance coverage is therefore required for at least four of our eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ and EBC’s senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of September 30, 2002, cash reserved for satellite insurance totaled approximately $159 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

     While we have secured $125 million in commercial insurance for the launch of EchoStar VIII, we may not be able to obtain additional commercial insurance covering the launch and/or in-orbit operation of EchoStar VIII at rates acceptable to us and for the full amount necessary to construct, launch and insure a replacement satellite. In that event, we will be forced to self-insure all or a portion of the launch and/or in-orbit operation of EchoStar VIII. In addition, $65 million of coverage obtained to date did not protect against the risk of partial launch failure or launch failure attributable to the satellite.

     We utilized $91 million of satellite vendor financing for our first four satellites. As of September 30, 2002, approximately $14 million of that satellite vendor financing remained outstanding. The satellite vendor financing bears interest at 8 1/4% and is payable in equal monthly installments over five years following launch of the satellite to which it relates. A portion of the contract price with respect to EchoStar VII and EchoStar VIII is payable over a period of 13 years and 14 years, respectively, following each launch with interest at 8%, and a portion of the contract price with respect to EchoStar IX is payable following launch with interest at 8%. As of September 30, 2002, approximately $15 million of EchoStar VII and $15 million of EchoStar VIII satellite vendor financing remained outstanding.

     During the remainder of 2002, we anticipate total capital expenditures of between $75-$125 million depending upon the strength of the economy, the number of new subscribers obtained pursuant to our various promotions, and other factors. We expect the majority of that amount to be utilized for EchoStar receiver systems in connection with our Digital Home Plan and for general corporate expansion. These percentages, as well as the overall expenditures, could change depending on a variety of factors including Digital Home Plan penetration and the extent we contract for the construction of additional satellites.

     In addition to our DBS business plan, we have a business plan for a two-satellite FSS Ku-band satellite system and a two-satellite FSS Ka-band satellite system. We will need to raise additional capital to complete construction of these satellites. We are currently funding the construction phase for one of these satellites, EchoStar IX, a hybrid C/Ku/Ka-band satellite. On July 1, 2002, the FCC International Bureau cancelled our license for a Ka-band satellite system at the 83 and 121 degree orbital locations, citing concerns that we do not intend to put these frequencies to use. We have filed a request to reinstate this license and have provided the FCC with a detailed

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

description of the EchoStar IX satellite, including the satellite’s Ka-band payload, which is nearing completion roughly two years ahead of the FCC deadline. We cannot predict whether the license will be reinstated by the FCC.

     We currently own a 90% interest in VisionStar, Inc., (“VisionStar”) which holds a Ka-band FCC license at the 113 degree orbital location. VisionStar’s FCC license currently requires construction of the satellite to be completed by April 30, 2002 and the satellite to be operational by May 31, 2002. We did not complete construction or launch of the satellite by those dates and have requested an extension of these milestones from the FCC. Failure to receive an extension, of which there can be no assurance, will render the license invalid. In the future, we may fund construction, launch, operation and insurance of the satellite through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available.

     In the future, we may fund construction, launch and insurance of additional satellites through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

     As of September 30, 2002, our cash, cash equivalents and marketable investment securities had a fair value of approximately $4.4 billion. Of that amount, a total of approximately $4.3 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

     The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At September 30, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of September 30, 2002 our marketable securities portfolio balance was approximately $4.4 billion with an average annual return for the nine months ended September 30, 2002 of approximately 2.6%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $11 million in annual interest income.

     We also invest in debt and equity of public and private companies for strategic and financial purposes. As of September 30, 2002, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $75 million. We acquired stock in one of those companies, OpenTV, in connection with establishment of a strategic relationship which did not involve the investment of cash by us. We may make additional strategic and financial investments in other debt and equity securities in the future.

     The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $5.4 million. The fair value of our strategic and financial debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $7.5 million decrease in the fair value of that portfolio.

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

     As of September 30, 2002, we recorded unrealized losses of approximately $60 million as a separate component of stockholders’ deficit. During the nine months ended September 30, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $50 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $13 million on the sales of marketable investment securities. Our approximately $4.2 billion of cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $75 million as of September 30, 2002. During the quarter ended September 30, 2002, our portfolio generally, and our strategic investments particularly, experienced and continue to experience, volatility. If the fair market value of our marketable securities portfolio does increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

     In addition to the $4.2 billion in cash, cash equivalents and marketable investment securities, we also have made strategic equity investments in certain non-marketable investment securities. Our ability to create realizable value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. The securities of these companies are not publicly traded. As such, this quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.

     We made a strategic investment in StarBand Communications, Inc. During April 2002, we changed our sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. During the first quarter of 2002, we determined that the carrying value of our investment in StarBand, net of approximately $8 million of equity in losses of StarBand recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of our StarBand investment to zero. The determination was based, among other things, on our continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. StarBand subsequently filed for bankruptcy during June 2002.

     As of September 30, 2002, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $5 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $239 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2002, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $46 million.

     We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

Item 4. CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, within 90 days of filing this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of EchoStar’s disclosure controls and procedures were effective as of the date of the evaluation.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

PART II — OTHER INFORMATION

     In December 1998, the networks filed a Motion for Preliminary Injunction against us in the Florida case and asked the Court to enjoin us from providing network programming except under limited circumstances. A preliminary injunction hearing was held during September 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring us to cease providing network programming to certain of our customers. At that time, the networks also argued that our compliance procedures violated the Satellite Home Viewer Improvement Act. We opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

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

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required us to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. We appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected our First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of our outstanding motions to compel discovery as moot and granted the networks’ motion to compel. The trial date has now been moved to February 10, 2003. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, we filed a counterclaim against the networks asking the District Court to find that we are not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with our business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. In September 2002, the networks answered our counterclaim.

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

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. This conclusion is

PART II — OTHER INFORMATION

supported by findings of the International Trade Commission (“ITC”) which are discussed below. Gemstar has moved to stay the North Carolina action pending appeal of the ITC decision. We are opposing Gemstar’s motion.

     In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss our antitrust claims, however a recently filed motion for summary judgment based generally on lack of standing, remains pending. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services.

     In February 2001, Gemstar filed patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which we had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and us) allegations of patent misuse. During June 2002, the Administrative Law issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the Judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the Judge’s Final Initial Determination. On August 29, 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar has indicated that it plans to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. Based upon our review of these patents, and based upon the ITC’s decision, we continue to believe that these patents are not infringed by any of our products or services. We intend to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

     During 2000, Superguide Corp. (“Superguide”) also filed suit against us, DIRECTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. On July 3, 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. On July 26, 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted

PART II — OTHER INFORMATION

patents. Accordingly, the Court dismissed the case and awarded us our court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. We will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

     IPPV Enterprises, LLC (“IPPV”) and MAAST, Inc. filed a patent infringement suit against us, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per-view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed, permitting the Judge to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV’s request for treble damages and attorney fees. We intend to file an appeal. Any final award of damages would be split between us and Nagra in percentages to be agreed upon between us and Nagra.

California Actions

     A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, we filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class will be de-certified upon notice if mediation does not resolve the dispute. A settlement has been reached with plaintiff’s counsel and the Court issued its preliminary approval of the settlement on October 18, 2002. The Court has set a March 7, 2003 date for hearing on final approval after notice to the class. If the settlement is not approved, we intend to deny all liability and to vigorously defend the lawsuit. The settlement confirms that the late fee charged by EchoStar is appropriate and will not change.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ Motion for Class Certification and our Motion for Summary Judgment was held on June 28, 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted our Motion for Summary Judgment with respect to all of the plaintiffs’ claims. The plaintiffs filed a Notice of Appeal of the Court’s grant of our Motion for Summary Judgment. It is too early to make an assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION

State Investigation

     During April 2002, two state Attorneys General commenced a civil investigation concerning certain of our business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on our call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. We have cooperated fully in the investigation. It is too early to make an assessment of the probable outcome, or to determine the extent of any damages or injunctive relief which could result.

Retailer Class Actions

     We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We intend to vigorously defend against the suits and to assert a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County Court action is scheduled for November 26, 2002.

     Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, who owns certain equipment related to the provision of satellite television service. During September 2001, the Court granted our Motion to Dismiss for Lack of Personal Jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case and the Court denied Plaintiff’s Motion for Reconsideration. The plaintiff filed a Notice of Appeal of the Court’s denial of Plaintiff’s Motion for Reconsideration. It is too early to make an assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

     On August 20, 2002, a shareholder in StarBand Communications Corporation (“StarBand”) filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four of our executives who sate on the Board of Directors of StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs allege that the defendants conspired to ensure StarBand’s failure in order to guarantee that our pending merger with Hughes would be successful. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. On October 28, 2002, EchoStar, along with the other defendants filed motions to dismiss the complaint in its entirety. EchoStar and EchoBand filed a motion to dismiss based on lack of personal jurisdiction. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture (“PrimeTime 24”) filed suit against us during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. We denied all of PrimeTime 24’s allegations and asserted various counterclaims. We have reached a settlement agreement with PrimeTime 24 pursuant to which the parties agreed to release all parties from any liability and dismiss the case with prejudice. The settlement amount is immaterial to us.

Merger Related Proceedings

     A purported shareholder derivative action was filed against us and all of the current members of its Board of Directors in the United States District Court for Clark County, Nevada during October 2002 by Robert Busch of EchoStar shareholders. The complaint alleges breach of fiduciary duty, corporate waste and other unlawful acts relating to our agreement to pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances in the event the merger with DirecTV is not completed by January 21, 2003. No answer is due yet from the defendants. We and the individual defendants intend to deny all liability and to defend this action vigorously. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Insurance

     In September 1998, we filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity. While there can be no assurance, the arbitration is expected to occur during 2003.

     We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of those actions will not materially affect our financial position or results of operations.

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

*10.1	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.**

*10.2	Amendment No. 1 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.3	Amendment No. 2 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.4	Amendment No. 3 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.5	Amendment No. 4 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.6	Amendment No. 5 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.7	Amendment No. 6 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.8	Amendment No. 7 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.9	Amendment No. 8 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.10	Amendment No. 9 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.11	Amendment No. 10 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.12	Amendment No. 11 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*10.13	Amendment No. 12 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

*	Filed herewith.

**	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

(b)  Reports on Form 8-K.

     On August 14, 2002, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2002 stating that our Chief Executive Officer and our Chief

PART II — OTHER INFORMATION

Financial Officer certified our report pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

     On August 14, 2002, we filed a Current Report on Form 8-K stating that we filed with the Securities and Exchange Commission original sworn statements of our Chief Executive Officer and Chief Financial Officer as required by the SEC’s Order 4-460 issued on June 27, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION

	By:	/s/ Charles W. Ergen Charles W. Ergen Chairman and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Michael R. McDonnell Michael R. McDonnell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Charles W. Ergen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EchoStar Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Charles W. Ergen
Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Section 302 Certification

I, Michael R. McDonnell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EchoStar Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael R. McDonnell
Senior Vice President and Chief Financial Officer