Form 10-K
period 2002-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2003-03-04
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

Commission file number: 0-26176

EchoStar Communications Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0336997 (I.R.S Employer Identification No.)

5701 S. Santa Fe Drive Littleton, Colorado (Address of principal executive offices)	80120 (Zip Code)

Registrant’s telephone number, including area code: (303) 723-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     As of February 26, 2003, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $6 billion based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

     As of February 26, 2003, the Registrant’s outstanding Common stock consisted of 242,630,606 shares of Class A Common Stock and 238,435,208 shares of Class B Common Stock, each $0.01 par value.

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference: Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held May 6, 2003 are incorporated by reference in Part III herein.

*	Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
PART I
Item 1. BUSINESS
Item 2. Properties
Item 3. Legal Proceedings
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. CONTROLS AND PROCEDURES
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER Section 302 Certification
CERTIFICATION OF CHIEF FINANCIAL OFFICER Section 302 Certification
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
EX-4.8 Indenture relating to 10 3/8% Senior Notes
EX-10.24 Stock Purchase Agreement
EX-10.51 13th Amendment to License and OEM Mfg.
EX-10.52 14th Amendment to License and OEM Mfg.
EX-10.53 15th Amendment to License and OEM Mfg.
EX-10.54 16th Amendment to License and OEM Mfg.
EX-10.55 17th Amendment to License and OEM Mfg.
EX-10.56 18th Amendment to License and OEM Mfg.
EX-10.57 19th Amendment to License and OEM Mfg.
EX-21 Subsidiaries
EX-23.1 Consent of KPMG LLP
EX-24.1 Power of Attorney

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to the following:

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase, and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and could be pirated in the future which could cause us to lose subscribers and revenue, or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites and we may be unable to settle outstanding claims with insurers;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail, or our satellites may fail prematurely in orbit;

•	service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties;

•	the September 11, 2001 terrorist attacks, the possibility of war or hostilities relating to Iraq, North Korea and other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission.

     All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

     In this document, the words “we,” “our” and “us” refer to EchoStar Communications Corporation and its subsidiaries, unless the context otherwise requires. “EDBS” refers to EchoStar DBS Corporation and its subsidiaries.

PART I

Item 1. BUSINESS

OVERVIEW

Our Business

     Echostar Communications Corporation, through its DISH Network, is a leading provider of satellite delivered digital television entertainment services to customers across the United States. DISH Network provides advanced digital satellite television services, including hundreds of video, audio and data channels, interactive television channels, personal video recording, high definition television, international programming, professional installation and 24-hour customer service.

     We started offering subscription television services on the DISH Network in March 1996. As of December 31, 2002, the DISH Network had approximately 8.18 million subscribers. We now have eight direct broadcast satellites in operation that enable us to offer over 500 video and audio channels to consumers across the United States. We believe that the DISH Network offers programming packages that have a better “price-to-value” relationship than packages currently offered by most other subscription television providers. As of December 31, 2002, there were over 19 million subscribers to direct broadcast satellite and other direct-to-home satellite services in the United States. We believe that there are more than 89 million total pay television subscribers in the United States, and there continues to be significant unsatisfied demand for high quality, reasonably priced television programming services.

DISH Network and EchoStar Technologies Corporation

     We conduct substantially all of our operations through our subsidiaries and operate two principal business units:

•	The DISH Network — which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States: and

•	EchoStar Technologies Corporation — which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” EchoStar Technologies Corporation also designs, develops and distributes similar equipment for international satellite service providers.

Other Information

     Our common stock is publicly traded on the Nasdaq National Market under the symbol “DISH”. Our principal executive offices are located at 5701 South Santa Fe Drive, Littleton, Colorado 80120 and our telephone number is (303) 723-1000. Our filings with the Securities and Exchange Commission are accessible free of charge at our website www.echostar.com.

Recent Developments

     Redemption of the 9 1/4% Seven Year Notes. Effective February 1, 2003, EDBS redeemed all of its outstanding 9 1/4 % Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375 million principal amount of the notes was repurchased at 104.625 percent, for a total of approximately $392 million. The premium paid of approximately $17 million, along with unamortized debt issuance costs of approximately $3 million, have been recorded as charges to earnings as of February 1, 2003.

     Termination of the Proposed Merger with Hughes. On December 9, 2002 we reached a termination, settlement and release agreement with General Motors and Hughes Electronic Corporation to terminate our proposed merger with Hughes. For more information please see Note 1 in Notes to the Consolidated Financial Statements. Under the terms of the settlement, Hughes retained its 81% ownership interest in PanAmSat, which we were previously obligated to purchase at a price of $22.47 per share, or approximately $2.7 billion. We also paid a $600 million merger termination fee to Hughes.

     Vivendi Universal. Effective December 23, 2002 we repurchased all of our outstanding Series D Convertible Preferred Stock from Vivendi Universal. For more information please see Note 1 in Notes to the Consolidated Financial Statements.

DISH NETWORK

Programming

     Programming Packages. We use a “value-based” strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we currently sell our entry-level “America’s Top 50” programming package, which includes 50 of the most popular video channels, to consumers in digital format for $24.99 per month. We estimate cable operators charge over $35 per month, on average, for their entry-level expanded basic service that typically consists of approximately 55 analog channels, including local channels. We believe that our “America’s Top 100” CD programming package, which we currently sell for $33.99 per month, also compares favorably to similar cable television programming. We believe that our “America’s Top 100” CD programming package is similar to an expanded basic cable package plus a digital music service. Based on cable industry statistics, we estimate that cable operators would typically charge in excess of $45 per month for a similar package, including local channels.

     In addition to the above mentioned programming packages, we also offer our “America’s Top 150” programming package for $42.99 per month and our “America’s Everything Pak”, which combines our “America’s Top 150” programming package and all four premium movie packages, which are discussed below, for $74.99 per month. For an additional $5.99 per month, we can add satellite-delivered local channels to any of the above packages for consumers in 59 of the largest markets in the continental United States. Cable operators generally include local channels in their programming packages at no additional charge. The use of spot-beam technology on EchoStar VII and EchoStar VIII gives us the ability to increase the number of markets where we provide local channels by satellite, but will reduce the number of channels that could otherwise be offered ubiquitously across the United States.

     Premium Movie Packages. We currently offer four premium movie packages which include up to 10 movie channels per package. Currently consumers can subscribe to a single premium movie package including 10 movie channels for only $11.99 per month. We believe we currently offer more premium movie channels than cable typically offers at a comparable price.

     International Programming. Currently, we offer more than 50 foreign-language channels including Spanish, Arabic, French, Hindi, Russian, Chinese, and others. We also offer foreign-language programming packages. For example, we believe that our “DISH Latino” package, which includes more than 20 Spanish-language programming channels for $21.99 per month, is one of the most attractive Spanish-language packages available in the United States. We also offer “DISH Latino Dos”, our bilingual programming package, which includes more than 20 English and more than 20 Spanish-language programming channels for $31.99 per month. In addition, during January 2002, we introduced “DISH Latino Max”, which includes more than 60 English and more than 20 Spanish-language programming channels for $41.99 per month. We believe we deliver some of the most popular foreign-language programming to customers in the United States at superior values. We also believe foreign-language programming is a valuable niche product that attracts a number of new subscribers who are unable to get similar programming elsewhere.

Sales, Marketing and Distribution

     Sales and Marketing. Independent distributors, retailers and consumer electronics stores currently sell EchoStar receiver systems and solicit orders for DISH Network programming services. While we also sell receiver systems and programming directly, independent retailers are responsible for most of our sales. These independent retailers are primarily local retailers who specialize in TV and home entertainment systems. We also sell EchoStar receiver systems through nationwide retailers such as Costco, Sears and Wal-Mart, and certain regional consumer electronic chains. In addition, in 2002, RadioShack Corporation began selling EchoStar receiver systems and DISH Network programming services through its more than 5,000 stores and dealers/franchises nationwide.

     We currently have an agreement with JVC to distribute our receiver systems under its label through certain of its nationwide retailers, and an agreement with Thomson multimedia, Inc. to distribute our receiver systems under the RCA label through certain of its nationwide retailers.

     We offer our distributors and retailers what we believe is a competitive incentive program. The program offers qualified distributors and retailers the opportunity to receive, among other things, commissions upon new subscriber activations and monthly residual incentives dependent, among other things, on continued consumer subscription to qualified programming.

     We use regional and national broadcast and print advertising to promote the DISH Network. We also offer point-of-sale literature, product displays, demonstration kiosks and signage for retail outlets. We provide guides to our retailers and distributors at nationwide educational seminars and directly by mail that describe DISH Network products and services. Our mobile sales and marketing team visits retail outlets regularly to reinforce training and ensure that these outlets quickly fulfill point-of-sale needs. Additionally, we dedicate one DISH Network channel and provide a retailer specific website to provide information about special services and promotions that we offer from time to time.

     Our future success in the subscription television industry depends on, among other factors, our ability to acquire and retain DISH Network subscribers. Beginning in 1996, to stimulate subscriber growth, expand retail distribution of our products and build consumer awareness of the DISH Network brand, we reduced the retail price charged to consumers for EchoStar receiver systems. Accordingly, since August 1996, we have provided varying levels of subsidies and incentives to attract customers, including free or subsidized receiver systems, installations, antenna, programming and other items. The amount of the subsidy varies depending on many factors. This marketing strategy emphasizes our long-term business strategy of maximizing future revenue by selling DISH Network programming to a large potential subscriber base and rapidly increasing our subscriber base. Since we subsidize certain consumer up-front costs, we incur significant costs each time we acquire a new subscriber. Although there can be no assurance, we believe that we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue.

     During July 2000, we began offering our DISH Network subscribers the option to lease receiver systems under our Digital Home Plan promotion. The Digital Home Plan offers consumers the ability to lease from one to four receiver systems with a one-year commitment to one of several qualifying programming packages. With each plan, consumers receive in-home service and pay a one-time set-up fee. We expect this marketing strategy will reduce the cost of acquiring future subscribers by maintaining ownership of the receiver systems. Upon termination of the Digital Home Plan, subscribers are required to return the receiver and certain other equipment to us. While we do not recover all of the equipment upon termination of service, receivers and certain other equipment that are recovered after deactivation are reconditioned and re-deployed at a much lower cost than new equipment.

     We base our marketing promotions, among other things, on current competitive conditions. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems or DISH Network programming in order to attract new DISH Network subscribers. In some cases, if competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation could be adversely affected.

     Interactive Services. We are continuing to expand our offerings to include interactive services. During 2001, we began offering DISH Network customers an interactive digital receiver with a built-in hard disk drive that permits viewers to pause and record live programs without the need for videotape. We now offer receivers capable of storing up to 90 hours of programming, and expect to increase storage capacity on future models to over 250 hours. We also are offering set-top boxes that can provide a wide variety of innovative interactive television services and applications.

     Broadband Services. During 2002, we formed an agreement with EarthLink, one of the nation’s largest Internet service providers, to combine DISH Network satellite television service with EarthLink’s DSL Internet access capabilities and offer bundled service packages to consumers. We began offering these services in 2003. In addition, during 2002, SBC Communications Inc. began offering a bundled discount to new subscribers who subscribe to both SBC’s DSL package and our qualified programming packages.

Satellites

     Overview of Our Satellites. We presently have eight direct broadcast satellites in geostationary orbit approximately 22,300 miles above the equator. Our satellites are located in orbital positions, or slots, that are designated by their western longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each DBS orbital position into 32 direct broadcast satellite frequency channels. Each transponder on our satellites can exploit one frequency channel. Through digital compression technology, we can currently transmit between eight and ten digital video channels from each transponder, on average. The FCC licensed us to operate 96 direct broadcast satellite frequencies at various orbital positions including:

•	21 frequencies at the 119 degree orbital location and 29 frequencies at the 110 degree orbital location, both capable of providing service to the entire continental United States;

•	11 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States;

•	24 frequencies at the 148 degree orbital location, capable of providing service to the Western United States;

•	11 additional as yet unassigned frequencies in the “western arc,” which refers to orbital locations between 148 degrees and 175 degrees. See “— Government regulation.”

     EchoStar I and EchoStar II each have 16 transponders that operate at 130 watts of power. Subject to the anomalies described below, EchoStar III and EchoStar IV each have 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. EchoStar V has 32 transponders that operate at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel. Each of EchoStar VI, EchoStar VII and EchoStar VIII has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VII and EchoStar VIII also include spot-beam technology. The use of spot-beams on EchoStar VII and EchoStar VIII enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States. Each transponder can transmit multiple digital video, audio and data channels. Each of our satellites has a minimum design life of 12 years.

     Our primary orbital slots are the 110 and 119 degree orbital locations. We currently broadcast the majority of our programming from these locations. The majority of our customers have satellite receiver systems that are equipped to receive signals from both of these locations.

     EchoStar VII commenced operation at the 119 degree orbital location during April 2002. EchoStar VIII commenced operation at the 110 degree orbital location during October 2002.

     Satellite Anomalies. During January 2002, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. The operation of the satellite was quickly restored. Including five transponders pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 12 transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. In addition, we are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders). We will continue to evaluate the performance of EchoStar III.

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. Consequently, the estimated total remaining useful life of EchoStar IV is two to three years. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. Currently no programming is being transmitted to customers on EchoStar IV, and the satellite functions as an in-orbit spare.

     During 2000 and 2001, EchoStar V experienced anomalies resulting in the loss of two solar array strings, and during August 2002, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the estimated 12-year design life of the satellite. In addition, during January 2003, EchoStar V experienced an anomaly in a spacecraft electronic component which affects the ability to receive telemetry from certain on-board equipment. Other methods of communication have been established to alleviate the effects of the failed component. An investigation of the solar array and electronic component anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

     During 2001, EchoStar VI experienced anomalies resulting in the loss of two solar array strings, and during July 2002, EchoStar VI experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

     During September and October 2002, two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other 10 thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround will require certain gyroscopes to be utilized for aggregate periods of time in excess of their originally qualified limits. However, neither of these workarounds are expected to significantly reduce the estimated 12-year design life of the satellite. An investigation of the thruster anomalies including the development of additional workarounds for long term operations is continuing. None of these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

     Certain Risks to Our Satellites. Meteoroid events pose a potential threat to all in orbit geosynchronous satellites including EchoStar’s DBS satellites. While the probability that our satellites will be damaged by meteoroids is very small, that probability increases significantly when the Earth passes through the particulate stream left behind by various comets.

     Occasionally, increased solar activity poses a potential threat to all in-orbit geosynchronous satellites including EchoStar’s direct broadcast satellites. The probability that the effects from this activity will damage our satellites or cause service interruptions is generally very small.

     Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points, and present hazards to operational spacecraft including EchoStar’s direct broadcast satellites. The locations of these hazards are generally well known and may require EchoStar to perform maneuvers to avoid collisions.

     Satellites under Construction. EchoStar IX, which is expected to operate at the 121 degree orbital location, is being manufactured by Space Systems/Loral. EchoStar IX will be capable of operating 32 Ku-band transponders at 110 watts each, in addition to a Ka-band payload. EchoStar IX is currently expected to be used for expanded DISH Network service such as video and other services. The Ka-band portion will be used to test and verify potential future broadband initiatives and to initiate those services. Echo IX is expected to be put in service prior to December 2003.

     Satellite Insurance. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of December 31, 2002, cash reserved for satellite insurance totaled approximately $151 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

     In September 1998, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. We are currently in arbitration with the insurers regarding this claim. See “Item 3 – Legal Proceedings.”

Components of a DBS System

     Overview. In order to provide programming services to DISH Network subscribers, we have entered into agreements with video, audio and data programmers, who deliver their programming content to our digital broadcast operations centers in Cheyenne, Wyoming and Gilbert, Arizona, via commercial satellites, fiber optic networks or microwave transmissions. We monitor those signals for quality, and can add promotional messages, public service programming, advertising, or other information. Equipment at our digital broadcast operations centers then digitizes, compresses, encrypts and combines the signal with other necessary data, such as conditional access information. We then “uplink” or transmit the signals to one or more of our direct broadcast satellites where we then broadcast directly to DISH Network subscribers.

     In order to receive DISH Network programming, a subscriber needs:

•	a satellite antenna, which people sometimes refer to as a “dish,” and related components;

•	an integrated receiver/decoder, which people sometimes refer to as a “satellite receiver” or “set-top box”; and

•	a television set.

     Set-top boxes communicate with our authorization center through telephone lines to, among other things, report the purchase of pay-per-view movies and other events.

     EchoStar Receiver Systems. EchoStar receiver systems include a small satellite dish, a digital satellite receiver that decrypts and decompresses signals for television viewing, a remote control, and other related components. We offer a number of set-top box models. Our standard system comes with an infrared universal remote control, an on-screen interactive program guide and V-chip type technology for parental control. Our premium model includes a hard disk drive enabling additional features such as personal video recording of up to 90 hours of programming, a UHF/infrared universal remote, and an expansion port for future upgradeability. We also offer a variety of specialized products such as HDTV receivers. DISH Network reception equipment is incompatible with competitors’ systems in the United States.

     Although we internally design and engineer our receiver systems, we outsource manufacturing to high-volume contract electronics manufacturers. Sanmina-SCI Corporation (formerly known as SCI Systems, Inc.), a high-volume contract electronics manufacturer, is the primary manufacturer of our receiver systems. JVC also manufacturers some of our receiver systems. In addition, during January 2002, we signed an agreement with

Thomson multimedia, S.A., a French company, to manufacture DISH Network compatible satellite TV receivers under the RCA brand name.

     Conditional Access System. We use conditional access technology to encrypt the programming so only those who pay can receive the programming. We use microchips embedded in credit card-sized access cards, or “smart cards” to control access to authorized programming content. ECC owns 50% of NagraStar LLC, a joint venture that provides us with smart cards. Nagra USA owns the other 50% of NagraStar. NagraStar purchases these smart cards from NagraCard SA, a Swiss company which is the parent of Nagra USA. These smart cards, which we can update or replace periodically, are a key element in preserving the security of our conditional access system. When a consumer orders a particular channel, we send a message by satellite that instructs the smart card to permit decryption of the programming for viewing by that consumer. The set-top box then decompresses the programming and sends it to the consumer’s television.

     The delivery of subscription programming requires the use of encryption technology to assure that only those who pay can receive programming. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. Theft of subscription television programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. In addition, theft of our competitors’ programming can also increase our churn. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. However there can be no assurance that these security measures or any future security measures we may implement will be effective in reducing piracy of our programming signals. Compromises of our encryption technology could, among other things, adversely affect our ability to contract for video and audio services provided by programmers.

     Installation. While many consumers have the skills necessary to install our equipment in their homes, we believe that most installations are best performed by professionals, and that on time, quality installations are important to our success. Consequently, we have expanded our installation business, which is conducted through our DISH Network Service Corporation subsidiary. In addition to expanding our internal installation capability, we also utilize independent installation providers. Independent installers are held to DISH Network Service Corporation service standards to attempt to ensure each DISH Network customer receives the same quality installation and service. Our offices and independent installers are strategically located throughout the continental United States, in order to enable us to provide service to a greater number of DISH Network customers throughout the country. Although there can be no assurance, we believe that our installation business will help to improve quality control, decrease wait time on service calls and new installations and help us to better accommodate anticipated subscriber growth.

     Digital Broadcast Operations Centers. Our principal digital broadcast operations center is located in Cheyenne, Wyoming. In 1999, we acquired a second digital broadcast operations center in Gilbert, Arizona. During 2000, we completed the first phase of the “build-out” of the Gilbert facility for use as a back up for our main digital broadcast operations center in Cheyenne. In order to comply with “must-carry” rules, effective January 1, 2002 (see “-Government Regulation”), we began utilizing the Gilbert facility as an additional digital broadcast operations center. With the commercial operation of our EchoStar VII and EchoStar VIII satellites, we expanded the role of the Gilbert facility. Almost all of the functions necessary to provide satellite-delivered services occur at the digital broadcast operations centers. The digital broadcast operations centers use fiber optic lines and downlink antennas to receive programming and other data. The digital broadcast operations centers then uplink programming content to our direct broadcast satellites via large uplink antennas. Equipment at our digital broadcast operations centers performs substantially all compression and all encryption of the DISH Network’s programming signals.

     Customer Service Centers. We currently own and operate customer service centers in seven United States locations. These centers field substantially all of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, billing, installation and technical support. We continue to work to automate simple phone responses and to increase Internet-based customer assistance in order to better manage customer service costs.

     Subscriber Management. We presently use, and are dependent on, CSG Systems International Inc.’s software system for the majority of DISH Network subscriber billing and related functions.

Competition for Our Dish Network Business

     The subscription television service industry is highly competitive. We compete against a variety of established and newer, innovative companies that offer services and programming similar to or in addition to our own, including video, audio and interactive programming, telephony, broadband Internet, and other data and entertainment services. These competitors include cable television and wireless companies, other DBS operators and companies that are developing new technologies. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our ability to compete with these companies will depend on our ability to match or outperform them in several of the following key areas: quality and variety of video, audio and interactive programming, quality of picture, pricing, customer service, access to service, and availability of related services such as broadband Internet, telephony, and other data and entertainment services.

     Cable Television. Cable television operators are a source of significant competition for us and they benefit from several competitive advantages we do not possess. First, many cable companies have customer bases that are larger and more firmly established than our customer base. Of the 97% of U.S. television households in which cable television service is currently available, approximately 69% currently subscribe to cable. In addition, many cable operators also have significant investments in companies that provide programming content. These investments may give them an advantage over us in access to quality programming. Finally, cable operators already provide local programming in substantially all geographic areas they serve.

     Cable operators also enjoy certain competitive advantages inherent in cable television technology. For example, cable companies are able to provide analog service to multiple television sets within the same household at an incremental cost to the consumer that is lower than our cost to service multiple sets. Cable companies are also investing heavily in new digital technologies that allow them to bundle traditional analog video offerings with expanded high-quality digital video and other services, such as two-way high-speed Internet access and telephone services. These bundled services may be attractive to consumers due to discounting of the bundled services and the fact that the consumer receives a single bill. We may have difficulty competing effectively against cable television operators because of these competitive advantages and our business could be adversely affected as a result.

     DirecTV and other DBS and Direct-to-Home System Operators. Our primary DBS competitor is DirecTV. DirecTV has launched seven high-powered direct broadcast satellites and has 46 direct broadcast satellite frequencies that are capable of full coverage of the continental United States. DirecTV has stated that it currently offers approximately 800 digital-quality video and audio channels and, as of December 31, 2002, had approximately 11.2 million subscribers. We believe that DirecTV has been and could continue to be in an advantageous position relative to us with regard to certain programming packages, provision of local programming and, possibly, the ability to offer volume discounts for programming offers. In addition, the National Rural Telecommunications Cooperative, which is affiliated with DirecTV, competes with us in certain territories through its members and affiliates.

     DirecTV also has a highly-developed sales and distribution system. Its satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. As a result of these and other factors, and since we typically do less national advertising than DirecTV, our receivers and programming services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV.

     In addition, other companies in the United States have or are applying for conditional permits or have leased transponders for direct broadcast satellite assignments that can be used to provide service to portions of the United States in competition with us. Also, the FCC has proposed to allocate additional expansion spectrum for direct broadcast satellite services, which could create significant additional competition in the market for subscription television services. Moreover, as evidenced by a recent application filed at the FCC, direct broadcast satellite service providers may seek and receive authority to service the United States market from full-CONUS slots allocated to other nations, particularly where such nations have entered into bilateral agreements with the United States. Other competitors include C-Band satellite providers and overlay services, which are particularly competitive in rural areas. Finally, one company has applied to the FCC for permission to serve the United States with DBS service from an orbital location midway between the 110 degree orbital location and the 101 degree orbital location. In summary, if the number of DBS operators increases in the future, or if the number of DBS frequency assignments to our existing DBS competitors increases, our business could be adversely affected.

     VHF/UHF Broadcasters. Most areas of the United States can receive traditional terrestrial VHF/UHF television broadcasts of between 3 and 10 channels. These broadcasters provide local, network and syndicated programming. The local content nature of the programming may be important to the consumer, and VHF/UHF programming is typically provided free of charge. In addition, the FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel. Our business could be adversely affected by continued free broadcast of local and other programming and increased program offerings by traditional broadcasters.

     New Technologies. New technologies also could have a material adverse effect on the demand for our direct broadcast satellite services. For example, new and advanced local multi-point distribution services are currently being implemented. In addition, entities such as regional telephone companies, which are likely to have greater resources than we have, are implementing and supporting digital video compression over existing telephone lines and digital “wireless cable.” Moreover, mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, regional Bell operating companies and others may result in the creation of additional providers capable of offering bundled cable television and telecommunications services in competition with us. We may not be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

ECHOSTAR TECHNOLOGIES CORPORATION

     EchoStar Technologies Corporation (“ETC”), one of our wholly-owned subsidiaries, internally designs and develops EchoStar receiver systems. Our satellite receivers have won numerous awards from the Consumer Electronics Manufacturers Association, retailers, and industry trade publications. We outsource the manufacture of EchoStar receiver systems to third parties who manufacture the receivers in accordance with our specifications.

     We created our ETC division in connection with the development of the DISH Network. However, in addition to supplying EchoStar receiver systems for the DISH Network, ETC also sells similar digital satellite receivers internationally, either directly to television service operators or to our independent distributors worldwide. This has created a source of additional business for us and synergies that directly benefit DISH Network. For example, our satellite receivers are designed around the Digital Video Broadcasting standard, which is widely used in Europe and Asia. The same employees who design EchoStar receiver systems for the DISH Network are also involved in designing set-top boxes sold to international TV customers. Consequently, we benefit from the possibility that ETC’s international projects may result in improvements in design and economies of scale in the production of EchoStar receiver systems for the DISH Network.

     We believe that direct-to-home satellite service is particularly well-suited for countries without extensive cable infrastructure, and we are actively soliciting new business for ETC. However, there can be no assurance that ETC will be able to develop additional international business or maintain its existing customers.

     Through 2002, our primary international customer was Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. We currently have certain binding purchase orders from Bell ExpressVu, and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. Our future international revenue depends largely on the success of these and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers.

     ETC’s business also includes our Atlanta-based EchoStar Data Networks Corporation and our UK-based Eldon Technology Limited subsidiaries. EchoStar Data Networks is a supplier of technology for distributing Internet and other content over satellite networks. Eldon Technology designs and tests various software and other technology used in digital televisions and set-top boxes, strengthening our product design capabilities for satellite receivers and integrated televisions in both the international and United States markets.

Competition for Our ETC Business

     Through ETC we compete with a substantial number of foreign and domestic companies, many of which have significantly greater resources, financial or otherwise, than we have. We expect new competitors to enter this market because of rapidly changing technology. Our ability to anticipate these technological changes and introduce enhanced products expeditiously will be a significant factor in our ability to remain competitive. We do not know if we will be able to successfully introduce new products and technologies on a timely basis in order to remain competitive.

GOVERNMENT REGULATION

     We are subject to comprehensive regulation by the Federal Communications Corporation, or FCC. To a more limited extent we are also subject to regulation by other federal agencies, state and local authorities and the International Telecommunications Union, or ITU.

     Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

     The following summary of regulatory developments and legislation is not intended to describe all present and proposed government regulation and legislation affecting the video programming distribution industry. Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change our industry to varying degrees. We cannot predict either the outcome of these proceedings or any potential impact they might have on the industry or on our operations.

FCC Regulation Under the Communications Act

     FCC Jurisdiction. The Federal Communications Act of 1934, referred to as the Communications Act, established the FCC and gave the agency broad authority to regulate the use of the radio spectrum. We transmit our programming to and from satellites using radio frequencies in a portion of this spectrum. The FCC grants us licenses to use those frequencies and assigns the locations in space where we are authorized to operate our satellites. More specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to DBS operations:

•	the assignment of radio frequencies and orbital slots;

•	licensing of direct broadcast satellites, earth stations and the granting of related authorizations;

•	ensuring compliance with the terms and conditions of such assignments and authorizations, including required timetables for construction and operation of satellites and other due diligence requirements;

•	avoiding interference with other radio frequency emitters; and

•	ensuring compliance with applicable provisions of the Communications Act and FCC rules and regulations governing the operation of DBS operators licensed by the United States.

     The FCC grants licenses and related authorizations to DBS operators that meet its legal, technical and financial qualification requirements. These licenses and authorizations are subject to numerous conditions imposed by the FCC, including, among other things, satisfaction of ongoing due diligence obligations, construction milestones, reporting and other requirements. In addition, the FCC must grant approval for the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite.

     Our Basic DBS Frequency Licenses and Authorizations. We currently have the following FCC DBS licenses: a license to use 21 frequencies at the 119 degree orbital location, which expires in 2006; licenses to operate 29 frequencies at the 110 degree orbital location, which we expect to expire in 2009; and a license to operate 11 frequencies at the 61.5 degree orbital location, which expires in 2008. We also have an authorization to use 24 frequencies at the 148 degree orbital location. This authorization was granted subject to the condition that we utilize all allocated frequencies at that location by December 20, 2002 or risk losing those frequencies that we are not using. While we believe we have fulfilled this requirement, the FCC has not confirmed that we are in compliance with this condition.

     We also sublease six transponders (corresponding to six frequencies) at the 61.5 degree orbital location from licensee Dominion, and we have special temporary authority for another 13 frequencies at that location. However, this special temporary authority is subject to several restrictive conditions and there can be no assurance that the FCC will renew it. Moreover, The FCC recently extended the permit of another company to construct and launch a satellite that would use most of these additional frequencies. If our special temporary authority to use these frequencies does not otherwise expire, it will be terminated in the event that company constructs and launches a satellite to the 61.5 degree orbital location.

     We currently operate EchoStar IV and EchoStar VII at the 119 degree orbital location. We operate EchoStar V, EchoStar VI and EchoStar VIII at the 110 degree orbital location, but we are in the process of moving EchoStar V to the 119 degree orbital location. We operate EchoStar III at the 61.5 degree orbital location and EchoStar I and II at the 148 degree orbital location. While we have received temporary authority, the FCC has not yet granted us permanent authority to operate EchoStar II, EchoStar V or EchoStar VI at the locations described above, since those locations differ from those originally assigned. There can be no assurance the FCC will grant those permanent authorities, certain of which have been opposed by other parties. Our failure to receive authority for these modifications could have a material adverse effect on our business or financial performance.

     We also have a conditional authorization and construction permit for 11 DBS frequencies at unspecified western orbital locations. In accordance with FCC requests, we recently identified our preferred orbital locations for these frequencies. The FCC has not yet issued a final ruling on where we may use these frequencies.

     Our DBS licenses have ten year terms, shorter than the useful life of a healthy direct broadcast satellite. Generally speaking, all of our licenses are subject to expiration unless renewed by the FCC, and our special temporary authorizations are granted for periods of 180 days or less, subject again to possible renewal by the FCC. Moreover, several third parties have opposed, and we expect them to continue to oppose, some of our authorizations and pending and future requests to the FCC for extensions, modifications, waivers and approvals of our licenses. In addition, we have not filed, or have not timely filed, certain reports required in connection with our authorizations. The FCC could revoke, terminate, condition or decline to extend or renew such authorizations if we fail to comply with applicable Communications Act requirements.

     Ka-Band, Ku-Band and Extended Ku-Band Licenses. We have received conditional licenses from the FCC to operate satellites in the Ka-band and the Ku-band, and we have an application pending for a system that would use extended Ku-band frequencies (although that application has remained pending for many years). Use of those licenses and conditional authorizations is subject to certain technical and due diligence requirements, including the requirement to construct and launch satellites according to specific milestones and deadlines. Our projects to construct and launch Ku-band, extended Ku-band and Ka-band satellites are in various stages of development. EchoStar IX, a hybrid Ku/Ka/C-band satellite to be located at the 121 degree orbital location, is expected to launch during the first half of 2003. Some companies with interests adverse to ours are challenging our licenses, including our conditional license for a Ku-band satellite system at the 83 and 121 degree orbital locations, which is subject to pending petitions for reconsideration and cancellation.

     We cannot be certain that the FCC will sustain any of these licenses, that it will grant the pending applications, or that we will be able to successfully capitalize on any resulting business opportunities. In addition, the construction, completion and launch milestones for both Ku-band satellites have expired. We have filed a timely request for the extension of these milestones for our Ku-band system, but there can be no assurance this extension will be granted. With respect to our license for the Ka-band system at the 83 and 121 degree orbital locations, the FCC requires construction, launch and operation of the satellite system to be completed by June 25, 2005. The FCC has stated that it may cancel our corresponding authorizations if we fail to file adequate reports or to demonstrate progress in the construction of that satellite system.

     We also own a 90% interest in VisionStar, Inc., (“VisionStar”) which holds a Ka-band license at the 113 degree orbital location. We did not complete construction or launch of the satellite by the milestone deadlines and have requested an extension of these milestones from the FCC. Failure to receive an extension, of which there can be no assurance, will render the license invalid.

     Rules Relating to Alaska and Hawaii. The holders of DBS authorizations issued after January 19, 1996 must provide DBS service to Alaska and Hawaii where such service is technically feasible from the authorized orbital location, and must provide programming packages reasonably comparable to those offered to the 48 contiguous United States. Our authorizations at the 110 degree orbital location and the 148 degree orbital location were both received after January 19, 1996. While we provide service to Alaska and Hawaii from both the 110 and 119 degree orbital locations, those states have expressed the view our service should more closely resemble our service to the mainland United States, and otherwise needs improvement. Further, the satellites we currently operate at the 148 degree orbital location are not able to provide service to Alaska and Hawaii. We have received temporary waivers of the service requirement for the 148 degree orbital location subject to several conditions. Alaska and Hawaii have requested, and it is possible that the FCC could impose, additional conditions which we could not meet in connection with our request to permanently operate EchoStar I and EchoStar II at that location.

     Other In-Orbit Authorizations. The telemetry, tracking and control operations of EchoStar I use the C-band radio frequencies. Although the FCC granted us conditional authority to use these frequencies for telemetry, tracking and control, in January 1996, a foreign government raised an objection to EchoStar I’s use of these frequencies. We cannot be certain whether that objection will subsequently require us to relinquish the use of such C-band frequencies for telemetry, tracking and control purposes. Further, EchoStar II’s telemetry, tracking and control operations are in the “extended” C-band radio frequencies. Our authorization to use these frequencies expired on January 1, 1999. Although we have timely applied for extension of that authorization to November 2006, we cannot be sure that the FCC will grant our request. If we lose the ability to use these frequencies for control of these satellites, we would not be able to use them for broadcast operations at these locations. Recently, the FCC released a ruling that will allow commercial terrestrial services and hamper future satellite operations in the “extended” C-band frequencies. This ruling might have negative implications for us. Also, our request to operate EchoStar II at the 148 degree orbital location includes a request to use the extended C-band for telemetry, tracking and control at that orbital location. We cannot be sure that the FCC will grant that request.

Certain Other Communications Act Provisions

     Rules Relating to Broadcast Services. The FCC imposes different rules for “subscription” and “broadcast” services. We believe that because we offer a subscription programming service, we are not subject to many of the regulatory obligations imposed upon broadcast licensees. However, we cannot be certain whether the FCC will find in the future that we must comply with regulatory obligations as a broadcast licensee, and certain parties have requested that we be treated as a broadcaster. If the FCC determines that we are a broadcast licensee, it could require us to comply with all regulatory obligations imposed upon broadcast licensees, which are generally subject to more burdensome regulation than subscription television service providers like us.

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

     The FCC has commenced an inquiry into distribution of high-speed Internet access services and a rulemaking concerning interactive television services. In these proceedings, the FCC is considering whether to impose on distributors, including satellite distributors like us, various types of “open access”

obligations (such as required carriage of independent content providers). We cannot be sure that the FCC will not ultimately impose such obligations, which could be very onerous and could create a significant strain on our capacity and ability to provide other services.

     Foreign Ownership Restrictions. The Communications Act imposes certain foreign ownership restrictions on licensees of radio spectrum, including licensees of satellite services. The FCC has ruled that most of these foreign ownership restrictions do not apply to DBS services, but some of these restrictions remain applicable. For example, a DBS license may not be held by a foreign government or representative of a foreign government. In addition, it is possible that the FCC could revisit its interpretation of DBS foreign ownership requirements in future proceedings.

     Certain Other Rulemakings. The FCC recently proposed to allocate additional “expansion” spectrum for direct broadcast satellite operators starting in 2007. We filed an application to use those expansion frequencies on March 28, 2002. There can be no assurance that the FCC will grant our application to use these expansion frequencies.

     Foreign satellite systems also are potential providers of direct broadcast satellite service within the United States. There is a risk that the FCC will allow the U.S market to be served by a foreign licensee and this could have a material adverse effect on our business.

     The FCC has adopted a proposal to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency as DBS and Ku-based FSS services. In the same rulemaking, the FCC authorized use of the same direct broadcast satellite spectrum that we use by another terrestrial consumer service originally proposed by Northpoint Technology, Ltd. There can be no assurance these additional operations in the DBS spectrum will not interfere with our operations.

     On February 28, 2002, the FCC initiated a proceeding to examine and revise its licensing process for orbital locations or spectrum used for the provision of international or global satellite communications services. The extent to which any change in the satellite licensing process could affect us is unclear.

The Satellite Home Viewer Improvement Act

     The Copyright Act, as amended by the Satellite Home Viewer Improvement Act, permits satellite retransmission of distant network channels only to “unserved households.” Whether a household qualifies as “unserved” for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of “Grade B intensity” as defined by the FCC. If the FCC adopts an overly restrictive regulatory definition of “Grade B,” our ability to retransmit distant network channels would be adversely affected.

     The Satellite Home Viewer Improvement Act also established a process whereby consumers predicted to be served by a local broadcast station may request that the station waive the unserved household limitation so that the requesting consumer may receive distant signals by satellite. If the waiver request is denied, the Satellite Home Viewer Improvement Act permits the consumer to request an actual test in certain circumstances. Certain parties have argued in some cases that we should be responsible for testing costs, which could be substantial. The FCC staff has informally raised questions about how we implement the testing process.

     In addition, the Satellite Home Viewer Improvement Act could adversely affect us in several other respects. The Satellite Home Viewer Improvement Act prohibits us from providing individual customers with more than two distant signals for each broadcasting network. Although we have implemented certain measures in our effort to comply with the Satellite Home Viewer Improvement Act, these requirements have hampered, and may further hamper, our ability to retransmit distant network and superstation signals, and the burdens from the rules upon us may become so onerous that we may be required to substantially alter, or stop retransmitting, many or all superstation signals. In addition, the FCC’s sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system.

     Retransmission Consents. The Satellite Home Viewer Improvement Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels, subject to obtaining the retransmission consent of the local station. If we fail to reach retransmission consent agreements with broadcasters who elect retransmission consents instead of mandatory “must carry” carriage, then we cannot carry these broadcasters’ signals. Any inability on our part to carry local channels could have an adverse effect on our strategy to compete with cable and other satellite companies that already provide local channels to their customers.

     The Satellite Home Viewer Improvement Act and related FCC rules require broadcasters to negotiate retransmission consent agreements in good faith. If broadcasters fail to negotiate with satellite operators in good faith, the rules allow the satellite operators to file complaints against those broadcasters with the FCC. While we have been able to reach retransmission consent agreements with most of the local network stations we currently carry, any additional roll-out of local channels in other cities will require new agreements, and we cannot be sure that we will secure these agreements or that we will be able to renew existing agreements, some of which are short term agreements, upon their expiration.

     “Must Carry” and Other Requirements. Many other provisions of the Satellite Home Viewer Improvement Act could adversely affect us. Among other things, the law includes the imposition of “must carry” requirements on DBS providers. The FCC has implemented that requirement and adopted detailed “must carry” rules covering both commercial and non-commercial broadcast stations. These rules require that satellite distributors that carry any broadcaster in a given market must carry in a timely and appropriate manner all of the local broadcast stations in that market requesting carriage. Since we have limited satellite capacity and many stations in each market we serve elect “must carry,” the number of markets in which we can offer local programming is reduced by the “must carry” requirement. Several broadcasters have filed “must carry” complaints against us at the FCC and we do not know whether the FCC will rule against us in those proceedings. It is possible the FCC could require us to carry many additional stations in the markets where we offer local stations.

     In addition, we do not know whether the FCC will prohibit or restrict our “must carry” compliance procedures. Currently, in most of the markets where we provide local broadcast signals, subscribers must use a second dish antenna to receive all of their local broadcast stations carried on our system. We provide such second dishes free of any charge, in accordance with the “must carry” statute and rules. The National Association of Broadcasters and Association of Local Television Stations filed an emergency petition on January 4, 2002 asking the FCC to prohibit or restrict this 2-dish method. On April 4, 2002, the Media Bureau of the FCC issued a declaratory ruling and order finding that our compliance plan violated certain provisions of the Satellite Home Viewer Improvement Act and the FCC’s “must carry” regulations. The April 4 order recommended several ways we could come into compliance and required us to file compliance reports within 30 days, 90 days and 150 days of the order’s issuance, all of which we filed. Challenges to the April 4 order have been filed by various parties, including us, and are presently pending. On April 15, 2002, the bureau issued an order granting in part numerous complaints filed against us by individual broadcast stations that claimed violations of the “must carry” requirements similar to those addressed in the April 4 order. The April 15 order also required us to submit a compliance report within 30 days, which we filed. While several broadcasters have attempted to force us through “must carry” complaints to implement a single-dish solution, the FCC has to date declined to force us to implement such a solution.

     Depending upon the ultimate outcome of these proceedings (including the extent to which our compliance reports are accepted), further orders by the bureau or by the FCC itself could require that we reduce the number of local markets where we offer local network programming. This, in turn, could significantly increase our subscriber churn in those areas where local network programming is no longer offered and impair our ability to gain new subscribers in those areas. We could also be exposed to court actions under the “must carry” rules and may be subject to damage claims if we are found by any court to have violated the “must carry” requirements.

     Finally, even though the FCC has decided for now not to impose dual digital/analog carriage obligations — i.e., requiring us to carry a station’s digital broadcast signal in addition to its analog one— the FCC has issued a further notice of proposed rulemaking on this matter. We cannot be sure that this rulemaking will not result in further, more onerous, digital carriage requirements, particularly if the FCC mandates high-definition carriage of digital signals.

     The Satellite Home Viewer Improvement Act also includes provisions which could expose us to material monetary penalties and permanent prohibitions on the sale of all local and distant network channels in the event we violate provisions of that act, prior law or other FCC rules. Imposition of these penalties could have a material adverse effect on our business or financial performance.

Opposition to Our Delivery of Distant Signals

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

     In December 1998, the networks filed a motion for a preliminary injunction directly against us. In September 2000, the District Court granted this motion and made several amendments to it. The injunction required us to terminate distant network programming to certain of our subscribers. The United States Court of Appeals for the Eleventh Circuit stayed the injunction pending our appeal. In September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s injunction, finding, among other things, that it was too broad and remanded the case back to the District Court for an evidentiary hearing. The United States Court of Appeals for the Eleventh Circuit also rejected our argument that the “unserved households” restriction of the law is unconstitutional, and the United States Supreme Court declined to review that decision. If after the trial or an evidentiary hearing the injunction is reinstated, it could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base. This could cause many of these subscribers to cancel their subscription to our other services. Such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. If we lose the case at trial, the judge could, among other remedies, prohibit all future sales of distant network programming by us, which would have a material adverse effect on our business. In order, among other things, to plan for the potential re-implementation of the injunction, we may terminate the delivery of distant network channels to certain subscribers.

Dependence on Cable Act for Program Access

     We purchase a substantial percentage of our programming from programmers that are affiliated with the cable system operators. Current program access law prohibits such programmers from refusing to sell us their content and imposes certain pricing restrictions on them. Any relaxation of these requirements could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis.

     We believe that the FCC generally has not shown a willingness to enforce the program access rules strictly. As a result, we may be limited in our ability to obtain access (or non-discriminatory access) to programming from programmers that are affiliated with the cable system operators.

The International Telecommunication Union

     ITU Standards. Our direct broadcast satellite system also must conform to the ITU broadcasting satellite service plan. If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of direct broadcast satellite applicants’ operations, our satellites, along with those of other direct broadcast satellite operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan. Further, direct broadcast satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. We believe the United States government has filed modification requests with the ITU for EchoStar I, EchoStar II and EchoStar III. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. We cannot predict when the ITU will act upon these requests for modification or if they will be granted.

Export Control Regulation

     We are required to obtain import and general destination export licenses from the United States Government to receive and deliver components of direct-to-home satellite TV systems. In addition, the delivery of satellites and related technical information for the purpose of launch by foreign launch services providers is subject to strict export control and prior approval requirements.

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

     We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on net income, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently being sued in patent infringement actions by, among others, Starsight Telecast, Inc. and Gemstar. We cannot be certain the courts will conclude these entities do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Item 3 — Legal Proceedings.”

ENVIRONMENTAL REGULATIONS

     We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2003 or 2004. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

     For operating segment and principal geographic area data for 2000, 2001 and 2002 see Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

     We had approximately 15,000 employees at December 31, 2002, most of whom are located in the United States. We generally consider relations with our employees to be good.

     Although a total of approximately 100 employees in four of our field offices have voted to unionize, we are not currently a party to any collective bargaining agreements. However, we are currently negotiating collective bargaining agreements at these offices. We also have votes pending in two other field offices which involve approximately 65 employees.

WHERE YOU CAN FIND MORE INFORMATION

     We, as a reporting company, are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.echostar.com.

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

     The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	50	Chairman, Chief Executive Officer and Director
Michael T. Dugan	54	President, Chief Operating Officer and Director
James DeFranco	50	Executive Vice President and Director
Steven B. Schaver	48	President of EchoStar International Corporation
David K. Moskowitz	44	Senior Vice President, General Counsel, Secretary and Director
Soraya Hesabi-Cartwright	42	Executive Vice President of DISH Network
Mark W. Jackson	42	Senior Vice President of EchoStar Technologies Corporation
Michael R. McDonnell	39	Senior Vice President and Chief Financial Officer
Michael Kelly	41	Senior Vice President of DISH Network Service Corporation
Michael Schwimmer	41	Senior Vice President of Programming
O. Nolan Daines	43	Senior Vice President

     Charles W. Ergen. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar’s subsidiaries. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980.

     Michael T. Dugan. Mr. Dugan is the President and Chief Operating Officer of EchoStar. In that capacity, Mr. Dugan is responsible for, among other things, all operations at EchoStar. He was elected to EchoStar’s Board of Directors during May 2002. Until April 2000, he was President of EchoStar Technologies Corporation. Previously he was the Senior Vice President of the Consumer Products Division of ECC. Mr. Dugan has been with EchoStar since 1990.

     James DeFranco. Mr. DeFranco, currently the Executive Vice President of EchoStar, has been a Vice President and a Director of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar’s subsidiaries. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen’s spouse, was a co-founder of EchoStar in 1980.

     Steven B. Schaver. Mr. Schaver was named President of EchoStar International Corporation in April 2000. Mr. Schaver also served as EchoStar’s Chief Financial Officer from February 1996 through August 2000, and served as EchoStar’s Chief Operating Officer from November 1996 until April 2000.

     David K. Moskowitz. Mr. Moskowitz is the Senior Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. He was elected to EchoStar’s Board of Directors during 1998. Mr. Moskowitz is responsible for all legal affairs and certain business functions for EchoStar and its subsidiaries.

     Soraya Hesabi-Cartwright. Ms. Hesabi-Cartwright was named Executive Vice President of DISH Network in April 2000. Ms. Hesabi-Cartwright served as Senior Vice President of Human Resources and Customer Service from November 1998 until April 2000. Ms. Hesabi-Cartwright joined EchoStar in 1994 as Director of Human Resources and was promoted to Vice President of Human Resources in 1996. During 1996, Ms. Hesabi-Cartwright transferred to EchoStar’s Customer Service Center as Vice President of Customer Service, where she served until her promotion in 1998.

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

     Michael Kelly. Mr. Kelly was named Senior Vice President of DISH Network Service Corporation in June 2001. Mr. Kelly joined EchoStar in March 2000 as Senior Vice President of International Programming upon consummation of EchoStar’s acquisition of Kelly Broadcasting Systems, Inc. From January 1991 until March 2000, Mr. Kelly served as President of Kelly Broadcasting Systems, Inc. where he was responsible for all components of the business, including operations, finance, and international and domestic business development.

     Michael Schwimmer. Mr. Schwimmer was named Senior Vice President of Programming in February 2002. From July 1997 to February 2002, Mr. Schwimmer served as Vice President of Programming.

     O. Nolan Daines. Mr. Daines joined EchoStar as Senior Vice President in September 2002, responsible for evaluating strategic acquisitions or business opportunities. Mr. Daines was appointed to EchoStar’s Board of Directors in March 1998 and served on EchoStar’s Audit Committee until September 2002. In addition, until May 2002, Mr. Daines served as a member of EchoStar’s Executive Compensation Committee. In 1993, Mr. Daines founded DiviCom, Inc., where he held various executive officer positions from the formation of DiviCom until October 1999.

     There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

Item 2. Properties

     The following table sets forth certain information concerning our principal properties:

	Segment(s) Using	Approximate Square
Description/Use/Location	Property	Footage	Owned or Leased

Corporate headquarters and customer service center, Littleton, Colorado	All	156,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	ETC	155,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	57,200	Owned
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	144,000	Owned
Digital broadcast operations center, Gilbert, Arizona	DISH Network	120,000	Owned
Customer service center, McKeesport, Pennsylvania	DISH Network	100,000	Leased
Customer service center and warehouse, El Paso, Texas	DISH Network	170,250	Owned
Customer service center, Christiansburg, Virginia	DISH Network	100,000	Owned
Customer service center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer service center, Thornton, Colorado	DISH Network	55,000	Owned
Customer service center, Bluefield, West Virginia	DISH Network	51,000	Owned
Warehouse and distribution center, Atlanta, Georgia	DISH Network	160,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	132,800	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	78,500	Owned
Engineering offices and warehouse, Almelo, The Netherlands	Other	53,800	Owned

Item 3. Legal Proceedings

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

     In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to enter judgment declaring that our method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. The case remains pending in Florida. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

     In December 1998, the networks filed a Motion for Preliminary Injunction against us in the Florida case and asked the Court to enjoin us from providing network programming except under limited circumstances. A preliminary injunction hearing was held in September 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring us to cease providing network programming to certain of our customers. At that time, the networks also argued that our compliance procedures violated the Satellite Home Viewer Improvement Act, which was passed by Congress in November 1999. We opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

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

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice-amended preliminary injunction order required us to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. We appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected our First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002 remanding the case to the Florida District Court. During March 2002, the

Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of our outstanding motions to compel discovery as moot and granted the networks’ motion to compel. The trial date has now been moved to April 7, 2003. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, we filed a counterclaim against the networks asking the District Court to find that we are not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with our business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. In September 2002, the networks answered our counterclaim.

     In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and us. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On November 25, 2002, the District court entered an order dismissing the claims between NBC and us. Six of the original eight plaintiffs remain, including CBS and Fox, along with the associations affiliated with each of the four networks. On January 28, 2003, the parties participated in a court ordered mediation. The mediation did not resolve the parties’ disputes. However, the parties agreed to continue the mediation and participate in another mediation session.

     If the District Court enters an injunction against us, the injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to our other programming services. Any such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. If we lose the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by us, which would have a material adverse affect on our business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. We have examined this patent and believe that it is not infringed by any of our products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. Gemstar has moved to stay the North Carolina action pending appeal of the ITC decision. We have opposed Gemstar’s motion.

     In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss our antitrust claims. A more recently filed motion for summary judgment based generally on lack of standing has also been denied. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services.

     In February 2001, Gemstar filed patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which we had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and us) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar is appealing the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. Based upon our review of these patents, and based upon the ITC’s decision, we continue to believe that these patents are not infringed by any of our products or services. We intend to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

     During 2000, Superguide Corp. (“Superguide”) also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We have examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. We will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is too early to make an assessment of the probable outcome of the suits.

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

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against us in the California State Superior Court for Los Angeles County in 1999 by David

Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ Motion for Class Certification and our Motion for Summary Judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted our Motion for Summary Judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a Motion for Attorney’s Fees which was denied by the Court. The Plaintiffs filed a Notice of Appeal of the Court’s Granting of our Motion for Summary Judgment and we Cross-Appealed the Court’s ruling on our Motion for Attorney’s Fees. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

State Investigation

     During April 2002, two state attorneys general commenced a civil investigation concerning certain of our business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on our call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. We have cooperated fully in the investigation and are currently in settlement discussions with the states. It is not possible to determine the extent of any damages or injunctive relief which could result in the event a settlement is not reached.

Retailer Class Actions

     We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We intend to vigorously defend against the suits and to assert a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a Motion for Summary Judgment on all counts and against all plaintiffs. The plaintiffs have filed a Motion for Additional Time to Conduct Discovery to enable them to respond to our motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, who owns certain equipment related to the provision of satellite television service. During September 2001, the Court granted our Motion to Dismiss for Lack of Personal Jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the Plaintiff’s Motion for Reconsideration. The trial court denied our Motions for Sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture (“PrimeTime 24”) filed suit against us during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. We denied all of PrimeTime 24’s allegations and asserted various counterclaims. We have reached a settlement agreement with PrimeTime 24 pursuant to which the parties agreed to release all parties from any liability and dismiss the case with prejudice. The settlement amount was not material.

StarBand Shareholder Lawsuit

     On August 20, 2002, shareholders in StarBand filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four of our executives who sat on the Board of Directors of StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs allege that the defendants conspired to ensure StarBand’s failure in order to guarantee that our then-pending merger with Hughes would be successful. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. During October 2002, we, along with the other defendants, filed a motion to dismiss the complaint in its entirety based on lack of personal jurisdiction. These motions have been briefed and oral argument has been set by the Court for March 18, 2003. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Merger Related Proceedings

     On October 24, 2002, a purported shareholder filed a Shareholder’s Derivative Action against us and the current members of our Board of Directors and named us as a nominal defendant. The plaintiff filed the action in the United States District Court of Clark County, Nevada. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat at a premium rate. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. No answer is due from the defendants, and all parties have entered into a stipulation allowing the defendants to answer only subject to 30-day notice from the plaintiff. We and the individual defendants intend to deny all liability and to defend this action vigorously. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Insurance

     In September 1998, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras – Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration is currently scheduled to begin in late April 2003, but the Insurers have recently requested that that hearing date be delayed. The parties to the London arbitration are currently negotiating the schedule for a hearing, and, while there can be no assurance, we anticipate that the hearing date in that proceeding will be set for later in 2003. There can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

     In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our class A common stock is quoted on the Nasdaq Stock Market under the symbol “DISH.” The sale prices shown below reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions. The high and low closing sale prices of the class A common stock during 2001 and 2002 on the Nasdaq Stock Market (as reported by Nasdaq) are set forth below.

	High	Low

2001
First Quarter	$34.000	$21.813
Second Quarter	38.510	25.813
Third Quarter	30.440	20.470
Fourth Quarter	27.470	22.130
2002
First Quarter	$29.45	$22.34
Second Quarter	29.35	16.99
Third Quarter	19.36	14.16
Fourth Quarter	23.09	16.89

     As of February 26, 2003, there were approximately 5,394 holders of record of our class A common stock, not including stockholders who beneficially own class A common stock held in nominee or street name. As of February 26, 2003, all 238,435,208 outstanding shares of our class B common stock were held by Charles W. Ergen, our Chairman and Chief Executive Officer. There is currently no trading market for our class B common stock.

     We have never declared or paid any cash dividends on any class of our common stock and do not expect to declare dividends on our common stock in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data as of and for each of the five years ended December 31, 2002 have been derived from, and are qualified by reference to our Consolidated Financial Statements. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,

	1998	1999	2000	2001	2002

Statements of Operations Data	(in thousands, except per share data)

Revenue:
DISH Network	$683,032	$1,352,603	$2,352,237	$3,605,724	$4,429,699
DTH equipment sales	256,193	184,041	259,830	271,242	287,831
Other	43,441	66,197	103,153	124,172	103,295

Total revenue	982,666	1,602,841	2,715,220	4,001,138	4,820,825
Costs and Expenses:
DISH Network operating expenses (exclusive of depreciation shown below)	395,411	732,675	1,265,445	1,757,750	2,217,783
Cost of sales – DTH equipment	173,388	148,427	194,963	188,039	178,554
Cost of sales – other	16,496	17,084	32,992	81,974	55,582
Cost of sales – subscriber promotion subsidies (exclusive of depreciation shown below)	243,425	478,122	747,020	459,909	439,863
Other subscriber promotion subsidies	29,098	184,238	273,080	477,903	574,750
Advertising and other	47,998	64,701	138,540	146,563	161,662
General and administrative	97,105	150,397	250,425	377,873	387,046
Non-cash, stock-based compensation	–	61,060	51,465	20,173	11,279
Depreciation and amortization	102,636	113,228	185,356	278,652	372,958

Total costs and expenses	1,105,557	1,949,932	3,139,286	3,788,836	4,399,477

Operating income (loss)	(122,891)	(347,091)	(424,066)	212,302	421,348
Extraordinary charge for early retirement of debt, net of tax	–	(268,999)	–	–	–

Net loss	$(260,882)	$(792,847)	$(650,326)	$(215,498)	$(881,650)	(1)
Net loss attributable to common shares	$(296,097)	$(800,100)	$(651,472)	$(215,835)	$(444,217)	(2)

Weighted-average common shares outstanding	359,856	416,476	471,023	477,172	480,429

Basic and diluted loss per share (3)	$(0.82)	$(1.92) (3)	$(1.38)	$(0.45)	$(0.92)

	As of December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheets Data
Cash, cash equivalents and marketable investment securities	$324,100	$1,254,175	$1,464,175	$2,828,297	$2,686,995
Cash reserved for satellite insurance	–	–	82,393	122,068	151,372
Restricted cash	77,657	3,000	3,000	1,288	9,972
Total assets	1,806,852	3,898,189	4,636,835	6,519,686	6,260,585
Long-term obligations (less current portion):
1994 Notes	571,674	1,503	–	–	–
1996 Notes	497,955	1,097	–	–	–
1997 Notes	375,000	15	–	–	–
9 1/4% Seven Year Notes	–	375,000	375,000	375,000	375,000
9 3/8% Ten Year Notes	–	1,625,000	1,625,000	1,625,000	1,625,000
10 3/8% Seven Year Notes	–	–	1,000,000	1,000,000	1,000,000
9 1/8% Seven Year Notes	–	–	–	700,000	700,000
4 7/8% Convertible Notes	–	1,000,000	1,000,000	1,000,000	1,000,000
5 3/4% Convertible Notes	–	–	–	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	43,450	27,990	14,812	6,480	33,621
Series B Preferred Stock	226,038	–	–	–	–
Total stockholders’ equity (deficit)	(371,540)	(48,418)	(657,383)	(777,772)	(1,205,638)

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except subscribers and per subscriber data)
Other Data
DISH Network subscribers	1,940,000	3,410,000	5,260,000	6,830,000	8,180,000
Average monthly revenue per subscriber	$39.25	$42.71	$45.33	$49.32	$49.17
EBITDA(4)	(20,255)	(172,803)	(187,245)	511,127	805,585
Less amortization of subscriber acquisition costs	(18,869)	–	–	–	–

EBITDA, as adjusted to exclude amortization of subscriber acquisition costs	(39,124)	(172,803)	(187,245)	511,127	805,585
Net cash flows from:
Operating activities	(16,890)	(58,513)	(118,677)	489,483	66,744
Investing activities	(8,048)	(62,826)	(911,957)	(1,279,119)	(682,387)
Financing activities	(13,722)	920,091	982,153	1,610,707	420,832

(1)	Net loss in 2002 includes $690 million related to merger termination costs.

(2)	The net loss attributable to common shares in 2002 of $444 million differs significantly from net loss in 2002 of $882 million due to a gain on repurchase of Series D Convertible Preferred Stock of approximately $437 million.

(3)	The loss per share amount in 1999 of $(1.92) includes $(1.28) per share relating to basic and diluted loss per share before extraordinary charges and $(0.64) per share relating to the extraordinary charge for early retirement of debt, net of tax.

(4)	We believe it is common practice in the telecommunications industry for investment bankers and other investors to use various multiples of current or projected EBITDA (operating income (loss) plus depreciation and amortization, and non-cash, stock-based compensation) for purposes of estimating current or prospective enterprise value and as one of many measures of operating performance. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage employed by the business. We use EBITDA, as defined above, as one of the key measurements of operating efficiency and overall financial performance and believe EBITDA can be a helpful measure for those evaluating companies in the multi-channel video programming distribution market. Some investment analysts track the relationship of EBITDA to total debt as one measure of financial strength. However, EBITDA does not purport to represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

EBITDA differs significantly from cash flows from operating activities reflected in the consolidated statement of cash flows. Cash flows from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash (vs. accrual) basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, EBITDA is derived from accrual basis income and is not reduced for cash invested in working capital. Consequently, EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid. We are not aware of any uniform standards for determining EBITDA and believe presentations of EBITDA may not be calculated consistently by different entities in the same or similar businesses. We have shown EBITDA with the add-back of the amortization of subscriber acquisition costs, which were deferred through September 1997 and amortized over one year. EBITDA for the years ended December 31, 1999, 2000, 2001 and 2002 also excludes approximately $61 million, $51 million, $20 million and $11 million, respectively, in non-cash, stock-based compensation expense resulting from significant post-grant appreciation of stock options granted to employees. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan of approximately $65 million, $338 million and $278 million during the years ended December 31, 2000, 2001 and 2002, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the quantitative reconciliation of EBITDA to the accompanying financial statements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001.

     Revenue. “Total revenue” for the year ended December 31, 2002 was $4.821 billion, an increase of $820 million or 20% compared to “Total revenue” for the year ended December 31, 2001 of $4.001 billion. The increase in “Total revenue” was primarily attributable to continued DISH Network subscriber growth. The increase in “Total revenue” was partially offset by our free and reduced price programming promotions, discussed below.

     DISH Network “Subscription television services” revenue totaled $4.412 billion for the year ended December 31, 2002, an increase of $824 million or 23% compared to the same period in 2001. DISH Network “Subscription television services” revenue principally consists of revenue from basic, premium, local, international and pay-per-view subscription television services. This increase was attributable to continued DISH Network subscriber growth. DISH Network added approximately 1.35 million net new subscribers for the year ended December 31, 2002 compared to approximately 1.57 million net new subscribers during the same period in 2001. We believe the reduction in net new subscribers for the year ended December 31, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of December 31, 2002, we had approximately 8.18 million DISH Network subscribers compared to approximately 6.83 million at December 31, 2001, an increase of approximately 20%. DISH Network “Subscription television services” revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to add at least 1 million net new subscribers during 2003.

     Monthly average revenue per subscriber was approximately $49.17 during the year ended December 31, 2002 and approximately $49.32 during the same period in 2001. The decrease in monthly average revenue per subscriber is primarily attributable to certain promotions, discussed below, under which new subscribers received free programming for the first three months of their term of service, and other promotions under which subscribers received discounted programming for 12 months. This decrease was partially offset by a $1.00 price increase in February 2002, the increased availability of local channels by satellite and an increase in subscribers with multiple set up boxes.

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

     In April 2002, the FCC concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. If the FCC finds our subsequent remedial actions unsatisfactory, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn.

     For the year ended December 31, 2002, “DTH equipment sales” totaled $288 million, an increase of $17 million compared to the same period during 2001. “DTH equipment sales” consist of sales and maintenance of digital set-top boxes and other digital satellite broadcasting equipment by our ETC subsidiary to Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company, and sales of DBS accessories in the United States. The increase in “DTH equipment sales” principally resulted from an increase in sales of DBS accessories to DISH Network subscribers. This increase was partially offset by a decrease in sales of digital set-top boxes to our international DTH customers.

     Through 2002, our primary international customer was Bell ExpressVu. We currently have certain binding purchase orders from Bell ExpressVu, and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. Our future international revenue depends largely on the success of these and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers.

     DISH Network Operating Expenses. “DISH Network operating expenses” totaled $2.218 billion during the year ended December 31, 2002, an increase of $460 million or 26% compared to the same period in 2001. The increase in “DISH Network operating expenses” was primarily attributable to the increase in the number of DISH Network subscribers. “DISH Network operating expenses” represented 50% and 49% of “Subscription television services” revenue during the years ended December 31, 2002 and 2001, respectively. The increase in “DISH Network operating expenses” as a percentage of “Subscription television services” revenue primarily resulted from the expansion of our DISH Network Service Corporation, the opening of a new call center, increased costs in order to meet the demands of current “must carry” requirements and costs associated with offering additional markets where we carry local channels.

     “Subscriber-related expenses” totaled $1.766 billion during the year ended December, 2002, an increase of $333 million compared to the same period in 2001. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% of “Subscription television services” revenues during each of the years ended December 31, 2002 and 2001. Promotions under which subscribers received free or discounted programming increased “subscriber-related expenses” as a percentage of “subscription television services” revenue in 2002 as compared to 2001. This increase was offset by a variety of factors including $1.00 price increase in February 2002, the increased availability of local channels by satellite in 2002 and an increase in subscribers with multiple set-top boxes.

     “Customer service center and other” expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our DISH Network Service Corporation business. “Customer service center and other” expenses totaled $390 million during the year ended December 31, 2002, an increase of $105 million as compared to the same period in 2001. “Customer service center and other” expenses totaled 9% and 8% of “Subscription television services” revenue during the years ended December 31, 2002 and 2001, respectively. The increase in “Customer service center and other” expenses in total and as a percentage of “Subscription television services” revenue primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network, the opening of a new call center, increased operating expenses related to the expansion of our DISH Network Service Corporation business, increased competition and increased costs due to second-dish installations in order to meet the demands of “must carry”. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We intend to continue to implement the automation of simple telephone responses and to increase Internet and satellite receiver-based customer assistance in the future in order to better manage customer service costs.

     “Satellite and transmission” expenses include expenses associated with the operation of our digital broadcast centers and contracted satellite telemetry, tracking and control services. “Satellite and transmission” expenses totaled $61 million during the year ended December 31, 2002, a $21 million increase compared to the same period in 2001. The increase in “Satellite and transmission” expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and the launch of 18 additional local markets during the year ended December 31, 2002. “Satellite and transmission” expenses totaled 1% of “Subscription television services” revenue during each of the years ended December 31, 2002 and 2001. “Satellite and transmission” expenses could increase in the future as additional satellites are placed in service, additional local markets are launched, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

     Cost of sales – DTH equipment. “Cost of sales – DTH equipment” totaled $179 million during the year ended December 31, 2002, a decrease of $9 million compared to the same period in 2001. “Cost of sales – DTH equipment” principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. “Cost of sales — DTH equipment” represented 62% and 69% of “DTH equipment sales”, during the years ended December 31, 2002 and 2001, respectively. The decrease, both in aggregate and as a percentage of revenue, related primarily to reductions in the cost of set-top box equipment and increased sales of higher margin DBS accessories.

     Subscriber Promotions. During the year ended December 31, 2002, our marketing promotions included our I Like 9, Free Dish, 1-2-3 Great TV, free installation program, Free for All and Digital Home Plan, which are described below.

     I Like 9 – During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher, received free installation and either our America’s Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. This promotion expired January 31, 2002.

     Free Dish – Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Effective July 13, 2002, eligible subscribers are able to purchase a second receiver for $49.99. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least July 31, 2003.

     1-2-3 Great TV – During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchased one or more receivers, provided a valid major credit card and made a one-year commitment, received the first three months of qualified programming and installation of up to two receivers for free. This promotion expired on July 31, 2002.

     Free for All – Effective August 1, 2002, we commenced our Free for All promotion. Under this promotion, subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, receive free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Although there can be no assurance as to the ultimate duration of the Free For All promotion, we expect it to continue through at least July 31, 2003.

     Digital Home Plan – Our Digital Home Plan promotion offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America’s Top 50 CD programming package for $29.99 per month, to providing consumers our America’s Top 150 programming package and two or more EchoStar receiver systems for $52.99 to $62.99 per month. Each plan includes in-home service, and the consumer must agree to a one-year commitment, provide a valid major credit card, have an acceptable credit score and incur a one-time set-up fee of $49.99. From January to July 2002, the promotion also included the first three months of qualified programming free for qualified Digital Home Plan programming packages and for an additional $99, consumers could also choose to include a Dish PVR in the Digital Home Plan. Effective August 1, 2002, the one-time set-up fee includes only the first month’s qualified programming payment and for an additional $50, consumers can also choose to include a Dish PVR in the Digital Home Plan. Dish PVR receivers include a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of approximately four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we expect it to continue through at least July 31, 2003.

     Free Installation – Under our free installation program all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least July 31, 2003.

     Subscriber Acquisition Costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include “Cost of sales – subscriber promotion subsidies”, “Other subscriber promotion subsidies” and DISH Network acquisition marketing expenses. “Cost of sales – subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by EchoStar to subscribers. “Other subscriber promotion subsidies” includes net costs related to our free installation promotion and other promotional incentives.

     During the year ended December 31, 2002, our subscriber acquisition costs totaled approximately $1.163 billion, or approximately $421 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 2001 totaled approximately $1.074 billion, or approximately $395 per new subscriber activation. Total subscriber acquisition costs for the year ended December 31, 2002 include favorable adjustments which reduced the costs related to the production of EchoStar receiver systems. During 2002, we recorded adjustments of approximately $48 million as a result of favorable litigation developments and the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in total subscriber acquisition costs primarily resulted from an increase in “Other subscriber promotion subsidies” related to additional subsidies on second receiver installations and a decrease in the sales price of manufactured equipment, as well as an increase in “Advertising and other” expense related to acquisition marketing and our 2002 marketing promotions. A decrease in Digital Home Plan penetration in 2002 as compared to 2001 also contributed to this increase. This increase was partially offset by reductions in the cost of manufactured equipment and an increase in installations we perform on behalf of retailers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     We exclude equipment capitalized under our Digital Home Plan promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting Digital Home Plan subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our Digital Home Plan promotion totaled approximately $278 million and $338 million for the years ended December 31, 2002 and 2001, respectively. Payments and returned equipment received from disconnecting Digital Home Plan subscribers, which became available for sale through other promotions rather than being redeployed in the Digital Home Plan, totaled approximately $38 million and $16 million during the years ended December 31, 2002 and 2001, respectively.

     General and Administrative Expenses. “General and administrative” expenses totaled $387 million during the year ended December 31, 2002, an increase of $9 million compared to the same period in 2001. The increase in “G&A” expenses was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. This increase was partially offset by a decrease in legal expenses and litigation settlements. “G&A” expenses represented 8% and 9% of “Total revenue” during the years ended December 31, 2002 and 2001, respectively.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation, net of forfeitures, will be recognized over the five-year vesting period. Accordingly, during the year ended December 31, 2002 we recognized $11 million of compensation under this performance-based plan, a decrease of $9 million compared to the same period in 2001. This decrease is primarily attributable to proportionate vesting and stock option forfeitures. The remaining deferred compensation of $9 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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

	Year Ended December 31

	2001	2002

Customer service center and other	$1,767	$729
Satellite and transmission	1,115	(7)
General and administrative	17,291	10,557

Total non-cash, stock-based compensation	$20,173	$11,279

     Options to purchase an additional 9.1 million shares are outstanding as of December 31, 2002 and were granted with exercise prices equal to the market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.96. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the year ended December 31, 2002 related to these long-term options. EchoStar will record the related compensation at the achievement of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus “Cost of sales – subscriber promotion subsidies,” “Other subscriber promotion subsidies” and “Advertising and other” expenses. Pre-marketing cash flow was $1.982 billion during the year ended December 31, 2002, an increase of $386 million or 24% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of “Total revenue” was approximately 41% and 40% during the years ended December 31, 2002 and 2001, respectively.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Operating income (loss)” plus “Depreciation and amortization,” and is adjusted for “Non-cash, stock-based compensation.” EBITDA was $806 million during the year ended December 31, 2002, compared to $511 million during the same period in 2001. The improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers, and to previously discussed adjustments totaling approximately $53 million which reduce the costs related to the production of receiver systems. The improvement was partially offset by a decrease in Digital Home Plan penetration compared to the same period in 2001, resulting in a reduction in capitalized costs for the period. Our calculation of EBITDA for the years ended December 31, 2002 and 2001 does not include approximately $11 million and $20 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $278 million and $338 million during 2002 and 2001, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

     The following table reconciles pre-marketing cash flow and EBITDA to the accompanying financial statements:

	Year Ended December 31,

	2001	2002

Operating income (loss)	$212,302	$421,348
Depreciation and amortization	278,652	372,958
Non-cash, stock-based compensation	20,173	11,279

EBITDA	$511,127	$805,585
Cost of sales – subscriber promotion subsidies	459,909	439,863
Other subscriber promotion subsidies	477,903	574,750
Advertising and other	146,563	161,662

Pre-marketing cash flow	$1,595,502	$1,981,860

     It is important to note that EBITDA and pre-marketing cash flow are supplemental non-GAAP measures and do not represent cash provided or used by operating activities. Through 2002, we used EBITDA and pre-marketing cash flow as two of the measurements of operating efficiency and overall financial performance and believed these can be helpful measures for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. Pre-marketing cash flow measures EBITDA before costs incurred to acquire subscribers to help assess the amount of income generated each period to be used to service debt and acquire subscribers. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. “Depreciation and amortization” expense totaled $373 million during the year ended December 31, 2002, a $94 million increase compared to the same period in 2001. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and Digital Home Plan equipment and other additional depreciable assets placed in service. This increase was partially offset by a reduction of approximately $19 million of amortization expense as a result of our adoption of Statement of Financial Accounting Standards No. 142 (“FAS 142”). In accordance with FAS 142, effective January 2002 we ceased amortization of our FCC authorizations.

     Other Income and Expense. “Other expense,” net, totaled $1.230 billion during the year ended December 31, 2002, an increase of $804 million compared to the same period in 2001. This increase is primarily attributable to costs expensed upon termination of the merger of approximately $690 million, which consist of a $600 million termination fee paid to Hughes, $57 million of previously capitalized merger costs and $33 million of fees paid in connection with merger financing activities. The increase also resulted from an increase in “Other” related to net losses on marketable and non-marketable investment securities of approximately $136 million recorded in 2002 compared to approximately $110 million recorded in 2001 and net charges of approximately $20 million relating to the Vivendi contingent value rights which were outstanding during a portion of 2002. The contingent value rights are described more fully in Note 1 to the accompanying financial statements.

The increase in “Other expense” was partially offset by a decrease in equity losses of affiliates. “Interest expense, net of amounts capitalized” increased as a result of the issuance of our 9 1/8% Senior Notes in December 2001, the issuance of our 5 3/4% Convertible Subordinated Notes in May 2001 and interest costs related to our merger financing activities. Interest income increased as a result of higher cash balances in 2002 as compared to 2001.

     Net loss. “Net loss” was $882 million during the year ended December 31, 2002, an increase of $667 million compared to “Net loss” of $215 million for the same period in 2001. The increase was primarily attributable to an increase in “Other income (expense)” discussed above. The increase in net loss was partially offset by an improvement in “Operating income (loss)” as discussed above.

     Net loss attributable to common shareholders. “Net loss attributable to common shareholders” was $444 million during the year ended December 31, 2002, an increase of $228 million compared to “Net loss attributable to common shareholders” of $216 million for the same period in 2001. The increase is primarily attributable to the increase in “Net loss”, discussed above. The increase was partially offset by a $437 million gain on the redemption of Series D convertible preferred stock from Vivendi. The redemption is described more fully in Note 1 to the accompanying financial statements.

     Net cash flows from operating activities and purchases of property and equipment. “Net cash flows from operating activities,” as reported in our consolidated statements of cash flows, includes net income or loss for the period, adjusted for certain non-cash items including, but not limited to, depreciation and amortization, realized and unrealized gains and losses on investments, deferred tax expense, and non-cash, stock-based compensation. “Net cash flows from operating activities” also includes changes in assets and liabilities during the period. “Net cash flows from operating activities” does not include investing activities or financing activities, nor does it include charges relating to losses on investing or financing activities. “Net cash flows from operating activities” was $67 million and $489 million during the years ended December 31, 2002 and 2001, respectively. The decrease in “Net cash flows from operating activities” was primarily attributable to the $600 million merger termination fee paid to Hughes. Our consolidated statements of cash flows detail the significant components of “net cash flows from operating activities.”

     “Purchases of property and equipment” were $436 million and $637 million during the years ended December 31, 2002 and 2001, respectively. This decrease was primarily attributable to reduced spending on the construction of satellites and the capitalization of less equipment under our Digital Home Plan in 2002 as compared to 2001.

     “Net cash flows from operating activities” less “Purchases of property and equipment” was negative $369 million and negative $148 million for the years ended December 31, 2002 and 2001, respectively. The decrease from 2001 was primarily attributable to a Hughes merger termination fee noted above. Exclusive of the $600 million merger termination fee, “net cash flows from operating activities” less “purchases of property and equipment” would have been $231 million for the year ended December 31, 2002. While there can be no assurance, assuming the addition of 1 million net new subscribers, we currently expect “net cash flows from operating activities” less “purchases of property and equipment” to be greater than $231 million during 2003. Our estimate could vary significantly depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, operating efficiencies, the timing of payments and receipts, inventory levels, increases or decreases in capital expenditures and other factors. Our estimate includes capital expenditures of approximately $300 million for satellite construction, local market expansion, upgrades to our information technology infrastructure and other general corporate purposes. Our capital expenditure estimate could increase or decrease depending on the strength of the economy, strategic opportunities or other factors. In addition to these capital expenditures, we will have capital expenditures for equipment under our Digital Home Plan promotion. The amount of equipment capitalized under our Digital Home Plan promotion in 2003 will depend upon the level of Digital Home Plan penetration during 2003. The cost of equipment capitalized under the Digital Home Plan is included in “purchases of property and equipment.” Net equipment costs for all other promotions is generally expensed as incurred and included in “net cash flows from operating activities.”

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

     Revenue. “Total revenue” for the year ended December 31, 2001 was $4.001 billion, an increase of $1.286 billion or 47% compared to total revenue for the year ended December 31, 2000 of $2.715 billion. The increase in “total revenue” was primarily attributable to continued DISH Network subscriber growth and higher average revenue per subscriber.

     DISH Network “Subscription television services” revenue totaled $3.588 billion for the year ended December 31, 2001, an increase of $1.241 billion or 53% compared to the same period in 2000. This increase was directly attributable to continued DISH Network subscriber growth and higher average revenue per subscriber. DISH Network added approximately 1.57 million net new subscribers for the year ended December 31, 2001 compared to approximately 1.85 million net new subscriber additions during the same period in 2000. As of December 31, 2001, we had approximately 6.83 million DISH Network subscribers compared to approximately 5.26 million at December 31, 2000, an increase of approximately 30%. Monthly average revenue per subscriber was approximately $49.32 during the year ended December 31, 2001 and approximately $45.33 during the same period in 2000. The increase in monthly average revenue per subscriber is primarily due to the $1.00 price increase in May 2000 and February 2001, the increased availability of local channels by satellite, the introduction of our high-end America’s Top 150 basic programming package during April 2000, together with an increase in subscriber penetration in our higher priced Digital Home Plans.

     For the year ended December 31, 2001, “DTH equipment sales” totaled $271 million, an increase of $11 million compared to the same period during 2000. This increase in “DTH equipment sales” was primarily attributable to an increase in sales of StarBand equipment and DBS accessories. This increase was partially offset by a decrease in demand for digital set-top boxes from our two primary international DTH customers.

     DISH Network Operating Expenses. “DISH Network operating expenses” totaled $1.758 billion during the year ended December 31, 2001, an increase of $493 million or 39% compared to the same period in 2000. “DISH Network operating expenses” represented 49% and 54% of “Subscription television services” revenue during the years ended December 31, 2001 and 2000, respectively. The increase in “DISH Network operating expenses” in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

     “Subscriber-related expenses” totaled $1.433 billion during the year ended December 31, 2001, an increase of $463 million compared to the same period in 2000. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. Such expenses represented 40% and 41% of “subscription television services” revenues during the years ended December 31, 2001 and 2000, respectively.

     “Customer service center and other” expenses totaled $285 million during the year ended December 31, 2001, an increase of $34 million as compared to the same period in 2000. The increase in “customer service center and other” expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH

Network and from operating expenses related to the expansion of our installation and service business. “Customer service center and other” expenses totaled 8% of “subscription television services” revenue during the year ended December 31, 2001, as compared to 11% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the reduction of on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia which occurred during 2000, as well as increased operating efficiencies during 2001.

     “Satellite and transmission” expenses totaled $40 million during the year ended December 31, 2001, a $4 million decrease compared to the same period in 2000. “Satellite and transmission” expenses totaled 1% and 2% of “subscription television services” revenue during the year ended December 31, 2001 and 2000, respectively

     Cost of sales – DTH equipment. “Cost of sales — DTH equipment” totaled $188 million during the year ended December 31, 2001, a decrease of $7 million compared to the same period in 2000. The decrease in “cost of sales — DTH equipment” principally resulted from a decrease in sales of digital set-top boxes to our two primary international DTH customers. “Cost of sales — DTH equipment” represented 69% and 75% of “DTH equipment sales” revenue, during the year ended December 31, 2001 and 2000, respectively. The decrease in this expense to revenue ratio primarily resulted from an increase in sales of higher-margin DBS accessories during 2001.

     Subscriber Acquisition Costs. Subscriber acquisition costs totaled $1.074 billion during the year ended December 31, 2001 compared to $1.155 billion for the same period in 2000. This decrease primarily resulted from a decrease in “Other subscriber promotion subsidies” as a result of higher penetration of our Digital Home Plan promotion, pursuant to which certain equipment costs are capitalized, as discussed below. This decrease was partially offset by an increase in “Other subscriber promotion subsidies” due to increases in installation subsidies for multiple receivers under the Digital Home Plan promotion and an increase in advertising expense related to our 2001 marketing promotions, primarily our I Like 9 promotion. “Other subscriber promotion subsidies” includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment and net costs related to our free installation promotion and other promotional incentives. “Advertising and other” expenses totaled $147 million and $139 million during the year ended December 31, 2001 and 2000, respectively.

     We exclude equipment capitalized under our Digital Home Plan promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting Digital Home Plan subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our Digital Home Plan promotion totaled approximately $338 million and $65 million for the years ended December 31, 2001 and 2000, respectively. Payments and returned equipment received from disconnecting Digital Home Plan subscribers, which became available for sale through other promotions rather than being redeployed in Digital Home Plan, totaled approximately $16 million during the year ended December 31, 2001. Cash and returned equipment were insignificant during 2000.

     General and Administrative Expenses. “General and administrative” expenses totaled $378 million during the year ended December 31, 2001, an increase of $128 million as compared to the same period in 2000. The increase in “G&A” expenses was principally attributable to increased legal fees and personnel expenses to support the growth of the DISH Network. “G&A” expenses represented 9% of “total revenue” during the years ended December 31, 2001 and 2000.

     Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the years ended December 31, 2001 and 2000 we recognized $20 million and $51 million, respectively, of compensation under the 1999 incentive plan. The remaining deferred compensation expense , which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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

	Year Ended December 31,
	2000	2001

	(in thousands)
Customer service center and other	$1,744	$1,767
Satellite and transmission	3,061	1,115
General and administrative	46,660	17,291

Total non-cash, stock-based compensation	$51,465	$20,173

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus “cost of sales – subscriber promotion subsidies,” “other subscriber subsidies” and “advertising and other” expenses. Pre-marketing cash flow was $1.596 billion during the year ended December 31, 2001, an increase of 64% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the year ended December 31, 2001 compared to 36% during the same period in 2000.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “operating income (loss)” plus “depreciation and amortization,” and “non-cash, stock-based compensation.” EBITDA was $511 million during the year ended December 31, 2001, compared to negative $187 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the years ended December 31, 2001 and 2000 does not include approximately $20 million and $51 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $338 million and $65 million during 2001 and 2000, respectively.

     The following table reflects the reconciliation of pre-marketing cash flow and EBITDA to the accompanying financial statements:

	Year Ended December 31,
	2000	2001

Operating income (loss)	$(424,066)	$212,302
Depreciation and amortization	185,356	278,652
Non-cash, stock-based compensation	51,465	20,173

EBITDA	$(187,245)	$511,127
Cost of sales – subscriber promotion subsidies	747,020	459,909
Other subscriber promotion subsidies	273,080	477,903
Advertising and other	138,540	146,563

Pre-marketing cash flow	$971,395	$1,595,502

     Depreciation and Amortization. “Depreciation and amortization” expenses aggregated $279 million during the year ended December 31, 2001, a $94 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets, including Digital Home Plan equipment, placed in service during late 2000 and 2001.

     Other Income and Expense. “Other expense,” net, totaled $426 million during the year ended December 31, 2001, an increase of $200 million compared to the same period in 2000. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000 and the issuance of our 5 3/4% Convertible Subordinated Notes in May 2001 and from net losses on marketable and non-marketable investment securities of approximately $110 million. This increase in interest expense was partially offset by an increase in interest income and capitalized interest during 2001.

     Net loss. “Net loss” was $215 million during the year ended December 31, 2001, an improvement of $435 million compared to “Net loss” of $650 million for the same period in 2000. This improvement is primarily attributable to increases in “Subscription television services” revenue discussed above.

     Net loss attributable to common shareholders. “Net loss attributable to common shareholders” was $216 million during the year ended December 31, 2001, an improvement of $435 million compared to “Net loss available to common shareholders” of $651 million for the same period in 2000. This improvement is primarily attributable to the improvement in “Net loss”, as discussed above.

     Net cash flows from operating activities and purchases of property and equipment. “Net cash flows from operating activities,” as reported in our consolidated statements of cash flows, includes net income or loss for the period, adjusted for certain non-cash items including, but not limited to, depreciation and amortization, realized and unrealized gains and losses on investments, deferred tax expense, and non-cash, stock-based compensation. “Net cash flows from operating activities” also includes changes in assets and liabilities during the period. “Net cash flows from operating activities” does not include investing activities or financing activities, nor does it include charges relating to losses on investing or financing activities. “Net cash flows from operating activities” was $489 million and negative $119 million during the years ended December 31, 2001 and 2000, respectively. The improvement in “net cash flows from operating activities” was primarily attributable to the improvement in net loss. Our consolidated statements of cash flows detail the significant components of “net cash flows from operating activities.”

     “Purchases of property and equipment” were $637 million and $331 million during the years ended December 31, 2001 and 2000, respectively. This increase was primarily attributable to increased spending on the construction of satellites and an increase of equipment capitalized under our Digital Home Plan in 2001 as compared to 2000.

     “Net cash flows from operating activities” less “Purchases of property and equipment” was negative $148 million and negative $450 million for the years ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

     As of December 31, 2002, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $2.848 billion, including $151 million of cash reserved for satellite insurance and approximately $10 million of other restricted cash, compared to $2.952 billion, including $122 million of cash reserved for satellite insurance and $1 million of other restricted cash, as of December 31, 2001. For the years ended December 31, 2002 and 2001, we reported net cash flows from operating activities of $67 million and $489 million, respectively. Net cash flows from operating activities during 2002 includes approximately $600 million of expenses related to termination of the merger with Hughes.

     We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance that we will be successful in achieving any or all of our goals. The amount of capital required to fund our 2003 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition, including capitalized costs associated with our Digital Home Plan. Our capital expenditures will also vary depending on the number of satellites under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of continued general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

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

     As of December 31, 2002, we recorded unrealized gains of approximately $6 million as a separate component of stockholders’ deficit. During the year ended December 31, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $117 million and established a new cost basis for these securities. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. Our approximately $2.8 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $73 million as of December 31, 2002. During the year ended December 31, 2002, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

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

     We made a strategic investment in StarBand Communications, Inc. During the first quarter of 2002, we determined that the carrying value of our investment in StarBand, net of approximately $8 million of equity in losses of StarBand already recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of our StarBand investment to zero. This determination was based, among other things, on our continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. Further, during April 2002, we changed our sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. StarBand subsequently filed for bankruptcy during June 2002.

Subscriber Turnover

     Our percentage monthly churn for the year ended December 31, 2002 was approximately 1.59%, compared to our percentage churn for the same period in 2001 of approximately 1.60%. We calculate percentage monthly churn by dividing the number of subscribers who terminate service during the month by total subscribers as of the beginning of the month. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different entities in the same or similar businesses. Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn. In addition, price increases, which were effective February 1, 2003, could cause a temporary increase in churn. Increases in piracy or theft of our signal, or our competitors’ signals, could cause churn to increase in future periods. In April 2002, the FCC concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. If the FCC finds our subsequent remedial actions unsatisfactory, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn.

Subscriber Acquisition Costs

     As previously described, we generally subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were approximately $421 per new subscriber activation during the year ended December 31, 2002. While there can be no assurance, we believe heightened credit procedures we implemented during the first quarter of 2002, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     We exclude equipment capitalized under our Digital Home Plan promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting Digital Home Plan subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our Digital Home Plan promotion totaled approximately $278 million and $338 million for the years ended December 31, 2002 and 2001, respectively. Payments and returned equipment received from disconnecting Digital Home Plan subscribers, which became available for sale through other promotions rather than being redeployed in the Digital Home Plan, totaled approximately $38 million and $16 million during the years ended December 31, 2002 and 2001, respectively.

     Funds necessary to meet subscriber acquisition costs are expected to be satisfied from existing cash and investment balances to the extent available. We may, however, decide to raise additional capital in the future to meet these requirements. If we decide to raise capital today, a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

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

Obligations and Future Capital Requirements

     We have semi-annual cash debt service obligations for all of our outstanding long-term debt securities, as follows:

	Semi-Annual Payment	Semi-Annual Debt
	Dates	Service Requirements

9 1/4% Senior Notes due 2006*	February 1 and August 1	$17,343,750
9 3/8% Senior Notes due 2009	February 1 and August 1	76,171,875
10 3/8% Senior Notes due 2007	April 1 and October 1	51,875,000
9 1/8% Senior Notes due 2009	January 15 and July 15	31,937,500
4 7/8% Convertible Subordinated Notes due 2007	January 1 and July 1	24,375,000
5 3/4% Convertible Subordinated Notes due 2008	May 15 and November 15	28,750,000

     *Effective February 1, 2003, these notes were redeemed.

     Semi-annual debt service requirements related to our 9 1/8% Senior Notes due 2009 commenced on July 15, 2002. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes.

     Future maturities of our outstanding contractual obligations are summarized as follows (in thousands):

	December 31,

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$–	$–	$–	$375,000	$2,000,000	$3,325,000	$5,700,000
Mortgages and Other Notes Payable	13,432	2,241	2,318	2,491	2,677	23,894	47,053
Operating leases	17,274	14,424	11,285	7,698	3,668	1,650	55,999
Purchase commitments	358,555	–	–	–	–	–	358,555

Total	$389,261	$16,665	$13,603	$385,189	$2,006,345	$3,350,544	$6,161,607

     The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. All of our eight in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of EDBS. Insurance coverage is therefore required for at least four of our eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of December 31, 2002, cash reserved for satellite insurance totaled approximately $151 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

     As of December 31, 2002, the following amounts were outstanding under vendor financings for our satellites: Approximately $11 million for EchoStar IV, which bears interest at 8 1/4% and is payable over five years from launch; approximately $15 million for EchoStar VII, which bears interest at 8% and is payable over 13 years from launch; and approximately $15 million for EchoStar VIII, which also bears interest at 8 % but is payable over 14 years from launch.

     The repayment obligations of EDBS under the vendor financings for EchoStar IV and Echostar Orbital Corporation under the vendor financing for EchoStar VII are guaranteed by EchoStar. The maximum potential future payments under these guarantees are equal to the respective amounts of outstanding principal and accrued interest.

     In addition to our DBS business plan, we have a business plan for a two-satellite FSS Ku-band satellite system and a two-satellite FSS Ka-band satellite system. We are currently funding the construction phase for one of these satellites, EchoStar IX, a hybrid C/Ku/Ka-band satellite.

     We currently own a 90% interest in VisionStar, Inc., (“VisionStar”) which holds a Ka-band FCC license at the 113 degree orbital location. We did not complete construction or launch of the satellite by the milestone deadlines and have requested an extension of these milestones from the FCC. Failure to receive an extension, of which there can be no assurance, would render the license invalid. In the future, we may fund construction, launch and insurance of this and additional satellites through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available.

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

Security Ratings

     Our current credit ratings are B1 and B+ on our long-term senior notes, and Caa1 and B- with respect to our convertible subordinated notes, as rated by Moody’s Investor Services and Standard and Poor’s Rating Services, respectively. Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. With respect to Moody’s, the B1 rating for senior debt indicates that the assurance of interest and principal payment and principal security over any long period of time is small. For S&P, the B+ and B- rating indicates the issuer is vulnerable to nonpayment of interest and principal obligations, but the issuer has the capacity to meet its financial commitments on the obligations. With respect to Moody’s, the Caa1 rating for the convertible subordinated debt indicates that the security presents elements of significant risk with respect to principal or interest. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

•	Revenue Recognition. Revenue from the provision of DISH Network subscription television services and other satellite services is recognized as revenue in the period such services are provided. Revenue from international sales of digital set-top boxes and related accessories is recognized upon shipment to customers. Certain of our DISH Network sales promotions offers include programming discounts. Programming revenue under these promotions are recorded at their discounted rate.

•	Subscriber Acquisition Costs. We generally expense as incurred the net cost of acquiring subscribers, other than costs capitalized under our Digital Home Plan promotion. Subscriber acquisition costs consist of the net cost of EchoStar receiver systems, the cost of installation promotions, commissions, equipment reimbursements, and certain marketing costs. See Note 2 to the consolidated financial statements for a more detailed discussion of our accounting for subscriber acquisition costs.

•	Capitalized satellite receivers. Since we retain ownership of equipment issued pursuant to the Digital Home Plan promotion, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale. Such capitalized costs are depreciated over a period of approximately four years. If a Digital Home Plan subscriber disconnects from the service, the subscriber is required to return the receiver and certain other equipment to us or be charged for the equipment. While we do not recover all of the equipment upon termination of service, equipment that is recovered after de-activation of a Digital Home Plan subscriber is reconditioned and re-deployed.

•	Marketable and Non-Marketable Securities. See previous discussion of “Investment Securities.”

•	Long-Lived Assets and FCC Authorizations. We have implemented Statement of Financial Accounting Standards No. 144, “Accounting for Disposal of Long-Lived Assets.” We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future net cash flows related to the asset. Once an impairment is determined, the actual impairment is measured using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. We consider relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of assets are recoverable. We have also implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” FCC Authorizations, which are an indefinite lived intangible, are tested for impairment at least annually.

•	Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

•	Long-Term Deferred Carriage Payments. Certain programmers provide us up-front carriage payments. Such amounts are deferred and recognized as reductions to Subscriber-related expenses on a straight-line basis over the relevant contract term.

Recently Issued Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which will require companies to record exit, including restructuring, or disposal costs when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. FAS 146 also provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. The new requirements in FAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The application of FAS 146 is not expected to have a material impact on our financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which (i) amends FAS Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. EchoStar has included the requirements of item (ii) in Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K and will include the requirements of item (iii) beginning in its first interim period after December 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including, obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. In accordance with FIN 45, we have disclosed guarantee information.

     In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise shall discuss the following information in all financial statements issued after January 31, 2003: (i) the nature, purpose, size or activities of the variable interest entity and (ii) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. We are currently evaluating the potential impact, if any, the adoption of FIN 46 will have on our financial position and results of operations.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

     As of December 31, 2002, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $2.8 billion. Of that amount, a total of approximately $2.7 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

     The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At December 31, 2002, all of our investments in this category were in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of December 31, 2002 our marketable securities portfolio balance was approximately $2.8 billion with an average annual return for the year ended December 31, 2002 of approximately 2.6%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $7 million in annual interest income.

     We also invest in debt and equity of public and private companies for strategic and financial purposes. As of December 31, 2002, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $73 million. We may make additional strategic and financial investments in other debt and equity securities in the future.

     The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $4.9 million. The fair value of our strategic and financial debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $7.3 million decrease in the fair value of that portfolio.

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

     As of December 31, 2002, we recorded unrealized gains of approximately $6 million as a separate component of stockholders’ deficit. During the year ended December 31, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $117 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. Our approximately $2.8 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $73 million as of December 31, 2002. During the year ended December 31, 2002, our portfolio generally, and our strategic investments particularly, experienced and continue to experience, volatility. If the fair market value of our marketable securities portfolio does increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

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

     We made a strategic investment in StarBand Communications, Inc. During the first quarter of 2002, we determined that the carrying value of our investment in StarBand, net of approximately $8 million of equity in losses of StarBand already recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of our StarBand investment to zero. This determination was based, among other things, on our continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. Further, during April 2002, we changed our sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. StarBand subsequently filed for bankruptcy during June 2002.

     As of December 31, 2002, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.9 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $200 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2002, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $46 million.

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

     Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

     The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 19 of this report under the caption “Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     We have adopted stock incentive plans to provide incentives to attract and retain officers, directors and key employees. We currently have reserved 80 million shares of our class A common stock for granting awards under our 1995 Stock Incentive Plan and an additional 80 million shares of our class A common stock for granting awards under our 1999 Stock Incentive Plan. However, the Company does not intend to issue new grants under our 1995 Stock Incentive Plan, under which approximately 52 million shares remain available for issuance. In addition, during 1995 and 2001 we adopted Nonemployee Director Plans to provide incentive to attract and retain our Nonemployee Directors. We currently have reserved 240,000 shares and 250,000 shares of our class A common stock related to the 1995 and 2001 Nonemployee Director Plans, respectively. In 2002, we adopted our Class B CEO Stock Option Plan, under which we have reserved 20 million shares of our class B common stock for issuance. No options have been granted to date under our Class B CEO Stock Option Plan.

     The following table sets forth a description of our equity compensation plans as of December 31, 2002:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,924,925	$13.96	143,323,612
Equity compensation plans not approved by security holders (1)	30,000	$27.67	220,000

Total	20,954,925	$13.98	143,543,612

(1)	2001 Nonemployee Director Stock Option Plan

     Our 2001 Nonemployee Director Stock Option Plan was adopted in 2001 by EchoStar’s Board of Directors (our “Board”), effective as of June 12, 2001, to attract and retain qualified persons who are not our employees for service as members of our Board. The plan is administered by a committee consisting of members of our Board (the “Committee”). Upon initial election or appointment eligible non-employee directors are granted options to purchase 10,000 shares of our Class A common stock, effective as of the last day of the calendar quarter in which such person is elected or appointed to our Board. The Committee has discretion to make further option grants to plan participants. However no non-employee director may be awarded options to purchase more than 10,000 shares in any twelve month period. The exercise price of options granted under the plan is 100% of the fair market value of our Class A common stock as of the last day of the calendar quarter in which the non-employee director receiving the option is elected, appointed or reelected to our Board, as applicable. We currently have reserved 250,000 shares of our class A common stock for granting awards under this plan. All options granted under the plan expire not later than five years after the date of grant and typically vest immediately upon grant.

     Additional information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the captions “Election of Directors” and “Equity Security Ownership,” which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of EchoStar’s disclosure controls and procedures were effective as of the date of the evaluation.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K of EchoStar, filed as of January 23, 2002, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture of Trust, relating to EDBS’ 9 1/4% Senior Notes due 2006 (“Seven Year Notes”), dated as of January 25, 1999, among EDBS, the Guarantors (as defined therein) and U.S. Bank Trust National Association (“U.S. Bank”), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of EDBS, Registration No. 333-71345).

4.3*	Indenture of Trust, relating to EDBS’ 9 3/8% Senior Notes due 2009 (“Ten Year Notes”), dated as of January 25, 1999, among EDBS, the Guarantors (as defined therein) and U.S. Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of EDBS, Registration No. 333-71345).

4.4*	Registration Rights Agreement, relating to the Seven Year Notes, dated as of January 25, 1999, by and among EDBS, the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of EDBS, Registration No. 333-71345).

4.5*	Registration Rights Agreement, relating to the Ten Year Notes, dated as of January 25, 1999, by and among EDBS, the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of EDBS, Registration No. 333-71345).

4.6*	Indenture relating to 4 7/8% Convertible Subordinated Notes due 2007, dated as of December 8, 1999, between EchoStar and U.S. Bank Trust National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-31894).

4.7*	Registration Rights Agreement, relating to the 4 7/8 % Convertible Subordinated Notes Due 2007, dated as of December 8, 1999, by and among EchoStar and the initial purchasers (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-31894).

4.8	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee.

4.9*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

4.10*	Registration Rights Agreement, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001, by and between EchoStar and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

4.11*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.12*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.13*	Series D Mandatorily Convertible Participating Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.3*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.4*	Statement of Work, dated January 31, 1995 from ESC to DiviCom, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

10.5*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276) **

10.6*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to Echostar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.7*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-05575).**

10.8*	2001 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-66490).**

10.9*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to Echostar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.10*	Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

10.11*	Confidential Amendment to Satellite Construction Contract between Direct Broadcasting Satellite Corporation (“DBSC”) and Martin Marietta, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-03584).

10.12*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.13*	Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between DBSC and Martin Marrieta Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

10.14*	Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

10.15*	Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.16*	Satellite Construction Contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No. 0-26176).

10.17*	Satellite Construction Contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No. 0-26176).

10.18*	Satellite Construction Contract dated as of February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No. 0-26176).

10.19*	Agreement dated as of February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No. 0-26176).

10.20*	Contract for Launch Services, dated January 31, 2001, between Lockheed Martin’s International Launch Services and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2001, Commission File No. 0-26176).

10.21*	Modification Nos. 1-7 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated January 27, 2000, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

10.22*	Amended and Restated Contract dated February 1, 2001, between EchoStar Orbital Corporation and Space Systems/Loral, Inc., EchoStar VIII Satellite Program (110 degree West Longitude) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

10.23*	Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc., EchoStar IX Satellite Program (121 degree West Longitude) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

10.24	Stock Purchase Agreement, dated December 18, 2002, between EchoStar and Vivendi Universal, S.A.

10.25*	Modification No. 8 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated October 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

10.26*	Modification No. 9 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated October 16, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.34 on the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

10.27*	Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001 (incorporated by reference to Exhibit 10.35 on the Annual Report as amended on Form 10-K/A of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).***

10.28*	Modification No. 10 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated December 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.36 on the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

10.29*	Modification No. 11 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated February 7, 2002, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)

10.30*	Contract Amendment No. 1 to the Launch Services contract, dated January 10, 2002, between Lockheed Martin’s International Launch Services and EchoStar Orbital Corporation. (incorporated by reference to Exhibit 10.4 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)***

10.31*	Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)***

10.32*	Amendment No. 1 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)

10.33*	Amendment No. 2 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)

10.34*	Amendment No. 3 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)

10.35*	Amendment No. 4 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended June 30, 2002, Commission File No. 0-26176)

10.36*	Amendment No. 5 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended June 30, 2002, Commission File No. 0-26176)

10.37*	Amendment No. 6 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended June 30, 2002, Commission File No. 0-26176)

10.38*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176) ***

10.39*	Amendment No. 1 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.40*	Amendment No. 2 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.41*	Amendment No. 3 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.42*	Amendment No. 4 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.43*	Amendment No. 5 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.44*	Amendment No. 6 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.45*	Amendment No. 7 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.46*	Amendment No. 8 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.47*	Amendment No. 9 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.48*	Amendment No. 10 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.49*	Amendment No. 11 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.50*	Amendment No. 12 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

10.51	Amendment No. 13 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.52	Amendment No. 14 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.53	Amendment No. 15 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.54	Amendment No. 16 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.55	Amendment No. 17 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.56	Amendment No. 18 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.57	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

21	Subsidiaries of EchoStar Communications Corporation.

23.1	Consent of KPMG LLP, Independent Public Accountants.

24.1	Powers of Attorney authorizing signature of Cantey Ergen, Raymond L. Friedlob, O. Nolan Daines, Peter A. Dea, Jean-Marie Messier and Steven R. Goodbarn.

Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is filed herewith.

(b)	Reports on Form 8-K

     On November 5, 2002, we filed a Current Report on Form 8-K to report that on November 5, 2002, our subsidiary, EchoStar DBS Corporation, completed its offer to exchange all of the $1 billion principal outstanding of EchoStar Broadband Corporation’s 10 3/8% Senior Notes due 2007 for substantially identical notes of EDBS.

     On November 14, 2002, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2002 stating that our Chief Executive Officer and our Chief Financial Officer certified our report pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes – Oxley Act of 2002.

     On December 10, 2002, we filed a Current Report on Form 8-K to announce that we had entered into a settlement agreement with General Motors and its subsidiary, Hughes Electronics Corporation, to terminate the proposed merger of Hughes and EchoStar.

     On December 18, 2002, we filed a Current Report on Form 8-K to announce our agreement to repurchase Vivendi Universal’s equity stake in EchoStar.

     On December 31, 2002, we filed a Current Report on Form 8-K to announce that our subsidiary EDBS elected to retire all of its outstanding 9 1/4% Senior Notes due 2006, three years early pursuant to its optional early redemption right.

     On December 31, 2002, we filed a Current Report on Form 8-K to announce the appointment of Steven R. Goodbarn to serve on the EchoStar Board of Directors and to serve as a member of the Audit Committee of the Board of Directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION

By:	/s/ Michael R. McDonnell

Michael R. McDonnell Senior Vice President and Chief Financial Officer

Date: March 4, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Chairman (Principal Executive Officer)	March 4, 2003

/s/ Michael R. McDonnell Michael R. McDonnell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2003

/s/ James DeFranco James DeFranco	Director	March 4, 2003

/s/ David K. Moskowitz David K. Moskowitz	Director	March 4, 2003

/s/ Michael T. Dugan Michael T. Dugan	Director	March 4, 2003

* Cantey Ergen	Director	March 4, 2003

* Raymond L. Friedlob	Director	March 4, 2003

* O. Nolan Daines	Director	March 4, 2003

* Peter A. Dea	Director	March 4, 2003

* Jean-Marie Messier	Director	March 4, 2003

* Steven R. Goodbarn	Director	March 4, 2003

* By:	/s/ David K. Moskowitz David K. Moskowitz Attorney-in-Fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Charles W. Ergen, certify that:

1.	I have reviewed this annual report on Form 10-K of EchoStar Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/ Charles W. Ergen
Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Section 302 Certification

I, Michael R. McDonnell, certify that:

1.	I have reviewed this annual report on Form 10-K of EchoStar Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/ Michael R. McDonnell
Senior Vice President and Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Report of KPMG LLP, Independent Public Accountants	F–2
Report of Arthur Andersen, Independent Public Accountants	F–3
Consolidated Balance Sheets at December 31, 2001 and 2002	F–4
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2000, 2001 and 2002	F–5
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2000, 2001 and 2002	F–6
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F–7
Notes to Consolidated Financial Statements	F–8

REPORT OF KPMG LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To EchoStar Communications Corporation:

     We have audited the 2002 financial statements of Echostar Communications Corporation as listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Echostar Communications Corporation as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ report, dated February 27, 2002, on these financial statements was unqualified and included an explanatory note that stated that they did not audit the financial statements of Starband Communications, Inc., an investment using the equity method of accounting which was reflected in the consolidated financial statements as of December 31, 2001.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Echostar Communications Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado,
February 28, 2003.

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

The below report is a copy of a previously issued Arthur Andersen LLP report and this report has not been reissued.

To EchoStar Communications Corporation:

     We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation (a Nevada corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of StarBand Communications Inc., the investment in which is reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2001 using the equity method of accounting. The investment in StarBand Communications Inc. represents approximately 0.6% percent of total assets as of December 31, 2001, and the equity in its net losses represents approximately 16.7% percent of net loss for the year ended December 31, 2001. The financial statements of StarBand Communications Inc. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for StarBand Communications Inc., is based solely on the report of the other auditors.

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

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 27, 2002.

ECHOSTAR COMMUNICATION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,

	2001	2002

Assets
Current Assets:
Cash and cash equivalents	$1,677,889	$1,483,078
Marketable investment securities	1,150,408	1,203,917
Trade accounts receivable, net of allowance for uncollectible accounts of $22,770 and $27,649, respectively	318,128	329,020
Insurance receivable	106,000	106,000
Inventories	190,747	150,290
Other current assets	68,795	47,212

Total current assets	3,511,967	3,319,517
Restricted cash	1,288	9,972
Cash reserved for satellite insurance (Note 3)	122,068	151,372
Property and equipment, net	1,904,012	1,974,516
FCC authorizations, net	696,409	696,409
Other noncurrent assets	283,942	108,799

Total assets	$6,519,686	$6,260,585

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$254,868	$264,813
Deferred revenue	359,424	443,757
Accrued expenses	859,293	923,217
Current portion of long-term obligations	14,782	13,432

Total current liabilities	1,488,367	1,645,219
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	375,000
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
4 7/8% Convertible Notes	1,000,000	1,000,000
5 3/4% Convertible Notes	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	6,480	33,621
Long-term deferred distribution and carriage payments and other long-term liabilities	102,611	87,383

Total long-term obligations, net of current portion	5,809,091	5,821,004

Total liabilities	7,297,458	7,466,223
Commitments and Contingencies (Notes 3, 4 and 9)
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 241,015,004 and 242,539,709 shares issued and outstanding, respectively	2,410	2,425
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C Common Stock, $.01 par value, 800,000,000 shares authorized, none outstanding	–	–
Additional paid-in capital	1,709,797	1,706,731
Deferred stock-based compensation	(25,456)	(8,657)
Accumulated other comprehensive income	3,594	6,197
Accumulated deficit	(2,470,501)	(2,914,718)

Total stockholders’ deficit	(777,772)	(1,205,638)

Total liabilities and stockholders’ deficit	$6,519,686	$6,260,585

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,

	2000	2001	2002

Revenue:
DISH Network:
Subscription television services	$2,346,700	$3,588,441	$4,411,838
Other	5,537	17,283	17,861

Total DISH Network	2,352,237	3,605,724	4,429,699
DTH equipment sales	259,830	271,242	287,831
Other	103,153	124,172	103,295

Total revenue	2,715,220	4,001,138	4,820,825
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	970,374	1,433,245	1,766,451
Customer service center and other	250,704	284,868	390,467
Satellite and transmission	44,367	39,637	60,865

Total DISH Network operating expenses (exclusive of depreciation shown below – Note 3)	1,265,445	1,757,750	2,217,783
Cost of sales – DTH equipment	194,963	188,039	178,554
Cost of sales – other	32,992	81,974	55,582
Cost of sales – subscriber promotion subsidies (exclusive of depreciation included below – Note 3)	747,020	459,909	439,863
Other subscriber promotion subsidies	273,080	477,903	574,750
Advertising and other	138,540	146,563	161,662
General and administrative	250,425	377,873	387,046
Non-cash, stock-based compensation	51,465	20,173	11,279
Depreciation and amortization (Note 3)	185,356	278,652	372,958

Total costs and expenses	3,139,286	3,788,836	4,399,477

Operating income (loss)	(424,066)	212,302	421,348
Other income (Expense):
Interest income	79,733	97,671	112,927
Interest expense, net of amounts capitalized	(267,990)	(371,365)	(482,903)
Merger termination related expenses	–	–	(689,798)
Other	(37,448)	(152,652)	(170,680)

Total other income (expense)	(225,705)	(426,346)	(1,230,454)

Loss before income taxes	(649,771)	(214,044)	(809,106)
Income tax provision, net	(555)	(1,454)	(72,544)

Net loss	$(650,326)	$(215,498)	$(881,650)

Unrealized holding losses arising during the period	(60,580)	(5,697)	(114,521)
Recognition of previously unrealized losses on available-for-sale securities included in net loss	–	69,871	117,124

Comprehensive loss	$(710,906)	$(151,324)	$(879,047)

Net loss attributable to common shareholders (Note 2)	$(651,472)	$(215,835)	$(444,217)

Weighted-average common shares outstanding	471,023	477,172	480,429

Basic and diluted loss per common share	$(1.38)	$(0.45)	$(0.92)

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except per share amounts)

					Deferred	Accumulated
					Stock-	Deficit and
	Common Stock		Series C	Additional	Based	Unrealized
			Preferred	Paid-In	Compen-	Holding Gains
	Shares	Amt.	Stock	Capital	sation	(Losses)	Total

Balance, December 31, 1999	458,522	$4,584	$45,434	$1,622,538	$(117,780)	$(1,603,194)	$(48,418)
Series C Preferred Stock dividends (at $0.84375 per share, per quarter)	–	–	–	–	–	(1,146)	(1,146)
Conversion of Series C Preferred Stock	11,320	113	(34,486)	34,373	–	–	–
Issuance of Class A Common Stock:
Acquisition of Kelly Broadcasting Systems	510	5	–	31,551	–	–	31,556
Exercise of stock options	3,593	36	–	10,973	–	–	11,009
Employee benefits	182	2	–	7,282	–	–	7,284
Employee Stock Purchase Plan	58	1	–	1,722	–	–	1,723
Forfeitures of deferred non-cash, stock-based compensation	–	–	–	(8,072)	6,730	–	(1,342)
Deferred stock-based compensation recognized	–	–	–	–	52,857	–	52,857
Unrealized holding losses on available-for-sale securities, net	–	–	–	–	–	(60,580)	(60,580)
Net loss	–	–	–	–	–	(650,326)	(650,326)

Balance, December 31, 2000	474,185	4,741	10,948	1,700,367	(58,193)	(2,315,246)	(657,383)
Series C Preferred Stock dividends (at $0.84375 per share, per quarter)	–	–	–	–	–	(337)	(337)
Conversion and redemption of Series C Preferred Stock	3,592	36	(10,948)	10,909	–	–	(3)
Issuance of Class A Common Stock:
Exercise of stock options	1,555	16	–	8,040	–	–	8,056
Employee benefits	39	–	–	1,173	–	–	1,173
Employee Stock Purchase Plan	80	1	–	1,872	–	–	1,873
Forfeitures of deferred non-cash, stock-based compensation	–	–	–	(12,564)	5,143	–	(7,421)
Deferred stock-based compensation recognized	–	–	–	–	27,594	–	27,594
Change in unrealized holding gains (losses) on available-for-sale securities, net	–	–	–	–	–	64,174	64,174
Net loss	–	–	–	–	–	(215,498)	(215,498)

Balance, December 31, 2001	479,451	4,794	–	1,709,797	(25,456)	(2,466,907)	(777,772)
Repurchase of Series D Convertible Preferred Stock	–	–	–	–	–	437,433	437,433
Issuance of Class A Common Stock:
Exercise of stock options	1,417	14	–	7,511	–	–	7,525
Employee benefits	–	–	–	3	–	–	3
Employee Stock Purchase Plan	107	1	–	1,904	–	–	1,905
Forfeitures of deferred non-cash, stock-based compensation	–	–	–	(5,520)	1,911	–	(3,609)
Deferred stock-based compensation recognized	–	–	–	–	14,888	–	14,888
Reversal of deferred tax asset for book stock compensation that exceeded the related tax deduction	–	–	–	(6,964)	–	–	(6,964)
Change in unrealized holding gains (losses) on available-for-sale securities, net	–	–	–	–	–	2,603	2,603
Net loss	–	–	–	–	–	(881,650)	(881,650)

Balance, December 31, 2002	480,975	$4,809	$–	$1,706,731	$(8,657)	$(2,908,521)	$(1,205,638)

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2000	2001	2002

Cash Flows From Operating Activities:
Net loss	$(650,326)	$(215,498)	$(881,650)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of affiliates	29,115	34,908	8,012
Realized and unrealized loss (gain) on investments	3,039	110,458	135,619
Deferred stock-based compensation recognized	51,465	20,173	11,279
Deferred tax expense	–	–	66,149
Depreciation and amortization	185,356	278,652	372,958
Change in valuation of contingent value rights, net of gain on extinguishment (Note 1)	–	–	19,645
Amortization of debt discount and deferred financing costs	6,506	9,189	11,906
Recognition of bridge commitment fees from reduction of bridge financing commitments (Note 1)	–	–	48,435
Expensing of capitalized merger costs (Note 1)	–	–	56,474
Change in long-term deferred satellite services revenue and other long-term liabilities	37,236	46,282	(20,924)
Other, net	17,819	36,179	4,756
Changes in current assets and current liabilities:
Trade accounts receivable, net	(111,898)	(39,514)	(10,619)
Inventories	(41,851)	(25,247)	69,709
Other current assets	(8,296)	(8,316)	(474)
Trade accounts payable	27,250	28,233	18,014
Deferred revenue	100,776	75,529	84,333
Accrued expenses	235,132	138,455	73,122

Net cash flows from operating activities	(118,677)	489,483	66,744
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,363,884)	(2,549,179)	(5,770,963)
Sales of marketable investment securities	1,041,784	2,023,268	5,602,398
Cash reserved for satellite insurance (Note 3)	(82,393)	(59,488)	(59,680)
Change in cash reserved for satellite insurance due to depreciation on related satellites (Note 3)	–	19,813	30,376
Funds released from escrow and restricted cash and marketable investment securities	–	1,712	1,288
Purchases of property and equipment	(331,401)	(637,457)	(435,819)
Payments under in-orbit satellite contract	(48,894)	(8,441)	(8,441)
Capitalized merger-related costs	–	(17,830)	(38,644)
Investment in Wildblue Communications	(50,000)	–	–
Investment in SONICblue (fka Replay TV)	(10,000)	–	–
Investment in StarBand Communications	(50,045)	(50,000)	–
Other	(17,124)	(1,517)	(2,902)

Net cash flows from investing activities	(911,957)	(1,279,119)	(682,387)
Cash Flows From Financing Activities:
Proceeds from issuance of Series D Convertible Preferred Stock and contingent value rights	–	–	1,483,477
Repurchase of Series D Convertible Preferred Stock and contingent value rights	–	–	(1,065,689)
Proceeds from issuance of 10 3/8% Seven Year Notes	1,000,000	–	–
Proceeds from issuance of 9 1/8% Seven Year Notes	–	700,000	–
Proceeds from issuance of 5 3/4% Convertible Notes	–	1,000,000	–
Debt issuance costs and prepayment premiums	(9,645)	(29,450)	(1,837)
Deferred bridge loan financing costs	–	(55,250)	–
Repayments of mortgage indebtedness and other notes payable	(17,668)	(14,182)	(4,549)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued under Employee Stock Purchase Plan	12,732	9,929	9,430
Other	(3,266)	(340)	–

Net cash flows from financing activities	982,153	1,610,707	420,832

Net increase (decrease) in cash and cash equivalents	(48,481)	821,071	(194,811)
Cash and cash equivalents, beginning of year	905,299	856,818	1,677,889

Cash and cash equivalents, end of year	$856,818	$1,677,889	1,483,078

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Activities

Principal Business

     The operations of EchoStar Communications Corporation (“ECC,” and together with its subsidiaries, or referring to particular subsidiaries in certain circumstances, “EchoStar” or the “Company”) include two interrelated business units:

•	The DISH Network — a direct broadcast satellite (“DBS”) subscription television service in the United States. and

•	EchoStar Technologies Corporation (“ETC”) — engaged in the design and development of DBS set-top boxes, antennae and other digital equipment for the DISH Network (“EchoStar receiver systems”) and the design, development and distribution of similar equipment for international satellite service providers.

     Since 1994, EchoStar has deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of EchoStar’s FCC-allocated DBS spectrum, eight DBS satellites (“EchoStar I” through “EchoStar VIII”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar’s principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Recent Developments

     Termination of the Proposed Merger of EchoStar with Hughes

     During October, 2001, EchoStar signed agreements with Hughes Electronics Corporation (“Hughes”) and General Motors (“GM”), which is Hughes’ parent company, related to a proposed merger with Hughes in a stock-for-stock transaction.

     On October 10, 2002, the Federal Communications Commission (“FCC”) announced that it had declined to approve the application for transfer of the licenses necessary to allow our merger with Hughes to close and designated the application for hearing by an administrative law judge. On October 31, 2002, the U.S. Department of Justice (“DOJ”), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM and Hughes.

     On December 9, 2002, EchoStar reached a settlement with GM and Hughes to terminate the proposed merger. In connection with the proposed merger and subsequent termination, EchoStar recorded charges to earnings for the following fees:

•	Termination fee: Upon termination of the merger, we recorded a charge to earnings of approximately $690 million related to merger termination costs. These costs consisted of a $600 million termination fee paid to Hughes, approximately $57 million related to capitalized merger costs which were charged to earnings upon termination of the merger and approximately $33 million related to unamortized bridge commitment fees, which were expensed upon termination of the merger.

•	Bridge Commitment fees: In connection with the proposed merger, EchoStar and Hughes obtained a $5.525 billion bridge financing commitment and EchoStar paid approximately $55 million of commitment fees. Approximately $7 million of deferred commitment fees were expensed upon issuance of the 9 1/8% Senior Notes due 2009 by EchoStar DBS Corporation ("EDBS") and approximately $15 million of deferred commitment fees were expensed upon closing of the $1.5 billion equity investment in EchoStar by Vivendi. The remaining $33 million was expensed upon termination of the merger explained above.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	Ticking fees: A fee of .50% per year on the aggregate bridge financing commitment outstanding was payable quarterly, in arrears, until termination of the agreements relating to the bridge commitments. These fees were expensed as incurred as a component of interest expense. EchoStar recorded charges to earnings of approximately $5 million and approximately $17 million during the years ended December 31, 2001 and 2002, respectively, related to bridge financing ticking fees.

     Under the terms of the settlement, Hughes retained its 81% ownership interest in PanAmSat, which EchoStar was previously obligated to purchase at a price of $22.47 per share, or approximately $2.7 billion.

     Vivendi Universal

     In connection with Vivendi’s purchase of our Series D convertible preferred stock during January 2002, Vivendi received contingent value rights. The terms of those rights provided that if, as of the settlement date specified below, the average price of EchoStar’s class A common stock was above the $26.04 class A common stock equivalent price per share paid by Vivendi, then no amount would be payable to Vivendi. If the average price of EchoStar’s class A common stock during the relevant 20 day period was below that price, then we were obligated to pay Vivendi the difference between $26.04, the price paid by Vivendi, and the then current average price of EchoStar’s class A common stock, up to a maximum payment of $525 million. Any amount owed under these rights, which was payable in cash or in EchoStar’s class A common stock at EchoStar’s option, would have been settled 30 months after termination of the merger agreement and the PanAmSat stock purchase agreement. The terms of the contingent value rights also provided that, generally, in the event that the price of EchoStar’s class A common stock was at or above $31.25 for 90 consecutive calendar days prior to maturity of the contingent value rights, the rights automatically expired.

     The class A common stock equivalent per share conversion price for the Series D convertible preferred stock was set at $26.04 upon execution of the investment agreement on December 14, 2001. Further, the effective class A common stock equivalent per share value of the Series D convertible preferred stock excluding the contingent value rights was calculated as $25.51. However, the investment was not consummated until January 22, 2002, when the price of EchoStar’s class A common stock was $26.58. Since the price as of the date of consummation of the investment was above the effective per share value and since consummation of the investment was contingent upon regulatory approval, the Series D preferred stock was deemed to be issued with a beneficial conversion feature. This feature required the difference between the effective per share value and the price as of the date of consummation to be recorded as a discount on the Series D convertible preferred stock. Since the Series D convertible preferred stock was immediately convertible at the holder’s option, the discount on Series D convertible preferred stock related to the beneficial conversion feature was accreted as a charge to retained earnings of approximately $61.9 million as of the date of issuance.

     EchoStar used a Black-Scholes pricing model, a widely accepted tool which is commonly used to value financial instruments such as options, warrants, etc., and applied certain other assumptions and judgments to value the contingent rights from the date of their issuance through December 17, 2002, the date on which EchoStar and Vivendi agreed to a repurchase of this stake as discussed below. Changes in the estimated value were recorded as charges to earnings from January 22, 2002 through December 17, 2002. The contingent value rights were originally assigned a value of $30.7 million. This amount was recorded as a discount on the Series D convertible preferred stock at the date of issuance. As of December 17, 2002, the estimated value of the contingent value rights was approximately $62.3 million. The issuance costs of approximately $16.5 million related to the Series D convertible preferred stock were also recorded as a discount on the Series D convertible preferred stock at the date of issuance.

     Effective December 23, 2002, EchoStar repurchased Vivendi’s stake in EchoStar. As part of this transaction, immediately prior to the repurchase Vivendi converted its Series D Convertible Preferred stock into approximately 57.6 million shares of EchoStar class A Common stock. These shares were then acquired by us at a price of $18.50 per common share, for a total transaction price of approximately $1.066 billion. As a result of this transaction, Vivendi’s contingent value rights terminated in accordance with the original terms of the Contingent

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Value Rights Agreement. As a result of this termination, all potential obligations associated with the contingent value rights, which had a recorded estimated fair value of approximately $171 million as of September 30, 2002 and $62.3 million as of December 17, 2002, the date on which we and Vivendi agreed to the repurchase, were eliminated.

     As of December 17, 2002, the Series D convertible preferred stock was carried on EchoStar’s balance sheet at approximately $1.453 billion, including the $61.9 million beneficial conversion feature, and had a fair market value of approximately $1.256 billion. The contingent value rights were carried at their estimated fair value of $62.3 million, and the beneficial conversion feature was carried at approximately $61.9 million. The consideration paid to Vivendi was allocated between the contingent value rights, the beneficial conversion feature and the Series D convertible preferred stock. The consideration of approximately $1.066 billion was allocated using a relative fair value method which resulted in: (i) approximately $50.4 million of the consideration being allocated to the contingent value rights and (ii) approximately $1.015 billion being allocated to the Series D convertible preferred stock and beneficial conversion feature. Of the approximately $1.015 billion allocated to the Series D convertible preferred stock and beneficial conversion feature, approximately $61.9 million was first allocated to the beneficial conversion feature and the remaining $953 million was allocated to the Series D convertible preferred stock. The allocation to the contingent value rights resulted in a credit to earnings of approximately $11.9 million, which represents the difference between the consideration allocated to the contingent value rights and their estimated value at December 17, 2002. The allocation of consideration to the Series D convertible preferred stock and beneficial conversion feature resulted in a credit to retained earnings and a reduction of net loss attributable to common shareholders of approximately $437.4 million for the year ended December 31, 2002, which represents the difference between the consideration allocated to the Series D convertible preferred stock and the beneficial conversion feature and their aggregate carrying value at December 17, 2002.

     Debt Exchange

     Effective November 5, 2002, EDBS completed its offer to exchange all of the $1 billion principal outstanding of EchoStar Broadband Corporation’s 10 3/8% Senior Notes due 2007 (the “EBC Notes”) for substantially identical notes of EDBS. Tenders were received from holders of over 99% of the EBC Notes. In accordance with the terms of the indenture related to the EBC Notes, since at least 90% in aggregate principal amount of the outstanding EBC Notes accepted the exchange offer, all of the then outstanding EBC Notes were deemed to have been exchanged for EDBS Notes.

Organization and Legal Structure

     During 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into subsidiaries of EDBS. Dish, Ltd. and EchoStar Satellite Broadcasting Company were merged into EDBS. EchoStar IV and the related FCC licenses were transferred to EchoStar Satellite Corporation. During 2002, ownership of EchoStar VII and EchoStar VIII were transferred to EDBS. Contracts for the construction and launch of EchoStar IX are held in EchoStar Orbital Corporation II. Substantially all of EchoStar’s operations are conducted by subsidiaries of EDBS.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2002:

Referred to
Legal Entity	Herein As	Parent

EchoStar Communications Corporation	ECC	Publicly owned
EchoStar DBS Corporation	EDBS	ECC
EchoStar Orbital Corporation	EOC	ECC
EchoStar Satellite Corporation	ESC	EDBS
Echosphere Corporation	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS

Significant Risks and Uncertainties

     Substantial Leverage. EchoStar is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 2002, EchoStar had outstanding long-term debt (including both the current and long-term portions) totaling approximately $5.7 billion. EchoStar has semi-annual cash debt service obligations for all of its outstanding long-term debt securities, as follows:

	Semi-Annual Payment	Semi-Annual Debt
	Dates	Service Requirements

9 1/4% Senior Notes due 2006 (“9 1/4% Seven Year Notes”)*	February 1 and August 1	$17,343,750
9 3/8% Senior Notes due 2009 (“9 3/8% Ten Year Notes”)	February 1 and August 1	76,171,875
10 3/8% Senior Notes due 2007 (“10 3/8% Seven Year Notes”)	April 1 and October 1	51,875,000
9 1/8% Senior Notes due 2009 (“9 1/8% Seven Year Notes”)	January 15 and July 15	31,937,500
4 7/8% Convertible Subordinated Notes due 2007 (“4 7/8% Convertible Notes”)	January 1 and July 1	24,375,000
5 3/4% Convertible Subordinated Notes due 2008 (“5 3/4% Convertible Notes”)	May 15 and November 15	28,750,000

     *Effective February 1, 2003, these notes were redeemed. See Note 14 – Subsequent Events for further discussion.

     Semi-annual debt service requirements related to EchoStar’s 9 1/8% Senior Notes due 2009 commenced on July 15, 2002. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes. EchoStar’s ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond EchoStar’s control.

     Expected Operating Losses. Since 1996, EchoStar has reported significant operating and net losses. Improvements in EchoStar’s future results of operations are largely dependent upon its ability to increase its customer base while maintaining its overall cost structure, controlling subscriber turnover and effectively managing its subscriber acquisition costs. The high cost of obtaining new subscribers magnifies the negative effects of subscriber turnover. No assurance can be given that EchoStar will be effective with regard to these matters.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

     During the three months ended June 30, 2002, EchoStar recorded an adjustment to “Cost of sales – subscriber promotion subsidies” of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than the estimate previously accrued.

     During the three months ended September 30, 2002, as a result of favorable litigation developments, EchoStar recorded a non-recurring reduction in the cost of set-top box equipment. The following details the decrease in the financial statement line items affected by this adjustment (in thousands):

Three Months Ended
September 30, 2002

Property and equipment, net	$(5,916)
Cost of sales – DTH equipment	(5,002)
Cost of sales – subscriber promotion subsidies	(30,872)
Depreciation and amortization	(1,430)

Foreign Currency Transaction Gains and Losses

     The functional currency of the majority of EchoStar’s foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 2000, 2001 and 2002 were not material to EchoStar’s results of operations.

Statements of Cash Flows Data

     The following presents EchoStar’s supplemental cash flow statement disclosure (in thousands):

	Year Ended December 31,

	2000	2001	2002

Cash paid for interest, net of amounts capitalized	$211,064	$377,038	$500,879
Cash paid for income taxes	641	1,832	8,396
6 3/4% Series C Cumulative Convertible Preferred Stock dividends	1,146	337	–
Class A common stock issued related to acquisition of Kelly Broadcasting Systems	31,556	–	–
Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to Class A common stock	34,373	10,948	–
Forfeitures of deferred non-cash, stock-based compensation	8,072	12,564	5,520
EchoStar VII and EchoStar VIII satellite vendor financing	–	–	30,000

Cash and Cash Equivalents

     EchoStar considers all liquid investments purchased within 90 days of their maturity to be cash equivalents. Cash equivalents as of December 31, 2001 and 2002 consist of money market funds, corporate notes and commercial paper. The cost of these investments approximates their fair market value.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

     As of December 31, 2002, EchoStar recorded unrealized gains of approximately $6 million as a separate component of stockholders’ deficit. During the year ended December 31, 2002, EchoStar also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of its marketable investment securities of approximately $117 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $12 million on the sales of marketable investment securities. EchoStar’s approximately $2.8 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which EchoStar owns for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $73 million as of December 31, 2002. During the year ended December 31, 2002, EchoStar’s portfolio generally, and EchoStar’s strategic investments particularly, experienced and continue to experience volatility. If the fair market value of EchoStar’s marketable securities portfolio does not remain above cost basis or if EchoStar becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, EchoStar may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     EchoStar also has made strategic equity investments in certain non-marketable investment securities. The securities of these companies are not publicly traded. EchoStar’s ability to create realizable value from its strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that EchoStar will not be able to sell these investments, or that when EchoStar desires to sell them that it will not be able to obtain full value for them. EchoStar evaluates its non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in EchoStar’s investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.

     EchoStar made a strategic investment in StarBand Communications, Inc. During the first quarter of 2002, EchoStar determined that the carrying value of its investment in StarBand, net of approximately $8 million of equity in losses of StarBand already recorded during 2002, was not recoverable and recorded an impairment charge of approximately $28 million to reduce the carrying value of its StarBand investment to zero. This determination was based, among other things, on EchoStar’s continuing evaluation of StarBand’s business model, including further deterioration of StarBand’s limited available cash, combined with increasing cash requirements, resulting in a critical need for additional funding, with no clear path to obtain that cash. Further, during April 2002, EchoStar changed its

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

sales and marketing relationship with StarBand and ceased subsidizing StarBand equipment. StarBand subsequently filed for bankruptcy during June 2002.

     Restricted cash and marketable investment securities, as reflected in the accompanying consolidated balance sheets, include restricted cash placed in trust for the purpose of repaying a note payable as of December 31, 2001 and restricted cash related to insurance premium requirements as of December 31, 2002.

     The major components of marketable investment securities and restricted cash are as follow (in thousands):

	Marketable Investment Securities		Restricted Cash
	December 31,		December 31,

	2001	2002	2001	2002

Government bonds	$43,659	$712,521	$–	$9,962
Corporate notes and bonds	550,364	470,633	–	–
Corporate equity securities	40,633	20,763	–	–
Commercial paper	515,752	–	–	–
Restricted cash	–	–	1,288	10

	$1,150,408	$1,203,917	$1,288	$9,972

     As of December 31, 2002, marketable investment securities and restricted cash include debt securities of $478 million with contractual maturities of one year or less, $692 million with contractual maturities between one and five years and $23 million with contractual maturities greater than five years. Actual maturities may differ from contractual maturities as a result of EchoStar’s ability to sell these securities prior to maturity.

Inventories

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to EchoStar’s specifications. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,

	2001	2002

Finished goods — DBS	$127,186	$104,769
Raw materials	45,725	25,873
Finished goods — remanufactured and other	19,548	16,490
Work-in-process	7,924	7,964
Consignment	3,611	5,161
Reserve for excess and obsolete inventory	(13,247)	(9,967)

	$190,747	$150,290

Property and Equipment

     Property and equipment are stated at cost. Cost includes capitalized interest of approximately $5 million, $26 million and $24 million during the years ended December 31, 2000, 2001 and 2002, respectively. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received, if any, as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

over lives ranging from two to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

Long-lived assets

     EchoStar accounts for long-lived assets in accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 44”). EchoStar reviews its long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future net cash flows related to the asset. Once an impairment is determined, the actual impairment is measured using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. EchoStar considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of assets are recoverable.

Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after September 30, 2001. Effective January 1, 2002, EchoStar adopted the provisions of FAS 142 and ceased amortization of its FCC authorizations, which were determined to have indefinite lives. In accordance with FAS 142, EchoStar tested its FCC authorizations for impairment as of the date of adoption and determined that there was no impairment. The following table reconciles previously reported net income (loss) and basic and diluted loss per common share as if the provisions of FAS 142 were in effect for the years ended December 31, 2000 and 2001, respectively, (in thousands).

	For the years ended December 31,

	2000	2001

Net income (loss), as reported	$(650,326)	$(215,498)
Add back: FCC authorization amortization	18,493	18,775

Net income (loss), as adjusted	$(631,833)	$(196,723)

Basic and diluted net income (loss) per common share, as reported	$(1.38)	$(0.45)
Add back: FCC authorization amortization	0.04	0.04

Basic and diluted net income (loss) per common share, as adjusted	$(1.34)	$(0.41)

     As of December 31, 2001 and 2002, EchoStar had approximately $51 million and $53 million of gross identifiable intangibles with related accumulated amortization of approximately $22 million and $33 million as of the end of each period, respectively. These identifiable intangibles primarily include acquired contracts and technology-based intangibles. Amortization of these intangible assets with an average finite useful life of approximately five years was $10 million and $11 million for the years ended December 31, 2001 and 2002, respectively. EchoStar estimates that such amortization expense will aggregate approximately $10 million annually for the remaining useful life of these intangible assets of approximately 2 years. In addition, during the year ended December 31, 2002 EchoStar’s business unit DISH Network acquired approximately $3 million of goodwill.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred Revenue

     Deferred revenue principally consists of prepayments received from subscribers for DISH Network programming. Such amounts are recognized as revenue in the period the programming is provided to the subscriber.

Accrued Expenses

     Accrued expenses consist of the following (in thousands):

	December 31,

	2001	2002

Programming	$250,795	$301,282
Interest	142,789	170,108
Royalties and copyright fees	145,140	93,156
Marketing and dealer commissions	67,996	89,221
Taxes	17,933	31,244
Other	234,640	238,206

	$859,293	$923,217

Long-Term Deferred Carriage Payments

     Certain programmers provide us up-front carriage payments. Such amounts are deferred and recognized as reductions to Subscriber-related expenses on a straight-line basis over the relevant contract term (up to 10 years).

Income Taxes

     EchoStar establishes a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires that deferred tax assets or liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances in accordance with FAS 109.

Fair Value of Financial Instruments

     Fair values for EchoStar’s high-yield debt are based on quoted market prices. The fair values of EchoStar’s mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The following table summarizes the book and fair values of EchoStar’s debt facilities at December 31, 2001 and 2002 (in thousands):

	December 31, 2001		December 31, 2002

	Book Value	Fair Value	Book Value	Fair Value

9 1/4% Seven Year Notes*	$375,000	$382,500	$375,000	$386,250
9 3/8% Ten Year Notes	1,625,000	1,673,750	1,625,000	1,706,250
10 3/8% Seven Year Notes	1,000,000	1,040,000	1,000,000	1,070,000
9 1/8% Seven Year Notes	700,000	701,750	700,000	717,500
4 7/8% Convertible Notes	1,000,000	891,300	1,000,000	897,960
5 3/4% Convertible Notes	1,000,000	896,300	1,000,000	910,420
Mortgages and other notes payable	21,262	21,262	47,053	47,053

     *Effective February 1, 2003, these notes were redeemed. See Note 14 – Subsequent Events for further discussion.

     Due to their short-term nature, book value approximates fair value for cash and cash equivalents, trade accounts receivable, net of allowance and current liabilities for the periods ending December 31, 2001 and 2002.

Deferred Debt Issuance Costs and Debt Discount

     Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (see Notes 4 and 14).

Revenue Recognition

     Revenue from the provision of DISH Network subscription television services and other satellite services is recognized as revenue in the period such services are provided. Revenue from international sales of digital set-top boxes and related accessories is recognized upon shipment to customers. Specific revenue and subscriber acquisition cost recognition policies relating to the significant marketing promotions for the period are discussed below.

     I Like 9 – During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher received free installation and either our America’s Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. This promotion expired January 31, 2002.

     Free Dish – Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Effective July 13, 2002, eligible subscribers are able to purchase a second receiver for $49.99.

     1-2-3 Great TV – During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchased one or more receivers, provided a valid major credit card and made a one-year commitment, received the first three months of qualified programming and installation of up to two receivers for free. This promotion expired on July 31, 2002.

     Free for All – Effective August 1, 2002, we commenced our Free for All promotion. Under this promotion, subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, receive free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Free Installation – Under our free installation program all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers.

     Digital Home Plan – Our Digital Home Plan promotion offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America’s Top 50 CD programming package for $29.99 per month, to providing consumers our America’s Top 150 programming package and two or more EchoStar receiver systems for $52.99 to $62.99 per month. Each plan includes in-home service, and the consumer must agree to a one-year commitment, provide a valid major credit card, have an acceptable credit score and incur a one-time set-up fee of $49.99. From January to July 2002, the promotion also included the first three months of qualified programming free for qualified Digital Home Plan programming packages and for an additional $99, consumers could also choose to include a Dish PVR in the Digital Home Plan. Effective August 1, 2002, the one-time set-up fee includes only the first month’s qualified programming payment and for an additional $50, consumers can also choose to include a Dish PVR in the Digital Home Plan. Dish PVR receivers include a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. Since EchoStar retains ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of approximately four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we expect it to continue through at least July 31, 2003.

     EchoStar’s promotions which include programming discounts fall under the scope of EITF Issue No. 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”). In accordance with EITF 00-14, programming revenue under these promotions are recorded at the discounted monthly rate charged to the subscriber. See Subscriber Promotions Subsidies and Subscriber Acquisition Costs below for discussion regarding the accounting for costs under these promotions.

     EchoStar’s dealer sales under its I like 9, Free Dish, 1-2-3 Great TV, and Free for All fall under the scope of EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). In accordance with the consensus guidance for Issue 2 of EITF 00-25, “buydowns” should be characterized as a reduction of revenue. As such, certain commissions and equipment reimbursements paid to dealers are recorded as a reduction of the net proceeds received by EchoStar from the dealers. See additional discussion under Subscriber Promotions Subsidies and Subscriber Acquisition Costs below.

     StarBand. Effective September 27, 2001, in connection with EchoStar’s increased equity interest in StarBand, EchoStar began subsidizing the cost of equipment to the subscriber by offering discounted equipment through its independent dealers. As such, beginning September 27, 2001, EchoStar accounted for the sale of StarBand equipment similar to the accounting for its dealer sales under the I like 9, 1-2-3 Great TV and Free for All promotions. EchoStar offered a bundled price of $100.99 for EchoStar’s America’s Top 150 (“AT 150”) programming and the Starband Internet service. For StarBand customers who activated for this bundled price, as a retailer of the StarBand service, EchoStar recognized the entire $100.99 of revenue for the video and Internet service and recorded costs equal to the monthly payment made by EchoStar to Starband for providing the service. In the event EchoStar did not collect the monthly programming and Internet payments from a subscriber, EchoStar was still obligated to remit payment to Starband for the cost of providing the Internet service to the customer.

Subscriber Promotion Subsidies and Subscriber Acquisition Costs

     “Cost of sales – subscriber promotion subsidies” includes the cost of EchoStar receiver systems distributed to retailers and other distributors of EchoStar’s equipment and receiver systems sold directly by EchoStar to subscribers. “Other subscriber promotion subsidies” includes net costs related to various installation promotions and other promotional incentives. EchoStar makes payments to its independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates). EchoStar expenses payments for equipment installation services as “Other subscriber promotion subsidies”. EchoStar’s payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer. EchoStar reports the net cost from its various sales promotions through its independent dealer

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

network as a component of “Other subscriber promotion subsidies”. No proceeds from the sale of subscriber related equipment is recognized as revenue. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under EchoStar’s Digital Home Plan which was initiated during 2000 wherein the Company retains title to the receiver and certain other equipment resulting in the capitalization and depreciation of such equipment cost over its estimated useful life.

Research and Development Costs

     Research and development costs are expensed as incurred. Research and development costs totaled $17 million, $19 million and $33 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Accounting for Stock-Based Compensation

     EchoStar has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans, which are described more fully in Note 7. Under APB 25, EchoStar generally does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS No. 123”) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on net loss and loss per share if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by FAS 123 (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Net loss, as reported	$(650,326)	$(215,498)	$(881,650)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	51,465	20,173	11,279
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,918)	(28,566)	(27,081)

Pro forma net loss	$(621,779)	$(223,891)	$(897,452)

Basic and diluted loss per share, as reported	$(1.38)	$(0.45)	$(0.92)

Pro forma basic and diluted loss per share	$(1.32)	$(0.47)	$(0.96)

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2000	2001	2002

Risk-free interest rate	6.19%	4.94%	4.08%
Volatility factor	98%	64%	54%
Dividend yield	0.00%	0.00%	0.00%
Expected term of options	6 years	6 years	6 years
Weighted-average fair value of options granted	$30.41	$15.75	$5.11

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

Basic and Diluted Loss Per Share

     Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised or convertible securities were converted to common stock. EchoStar had net losses for the years ending December 31, 2000, 2001 and 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive.

     Earnings per share amounts for all periods are presented below in accordance with the requirements of FAS 128.

	Year Ended December 31,

	2000	2001	2002

	(In thousands, except per share data)
Numerator:
Net loss	$(650,326)	$(215,498)	$(881,650)
6 3/4% Series C Cumulative Convertible Preferred Stock dividends	(1,146)	(337)	–
Gain on repurchase of Series D Convertible Preferred Stock (Note 1)	–	–	437,433

Numerator for basic and diluted loss per share – loss attributable to common shareholders	$(651,472)	$(215,835)	$(444,217)

Denominator:
Denominator for basic and diluted loss per share – weighted-average common shares outstanding	471,023	477,172	480,429

Basic and diluted loss per share	$(1.38)	$(0.45)	$(0.92)

Shares of Class A Common Stock issuable upon conversion of:
6 3/4% Series C Cumulative Convertible Preferred Stock	3,593	–	–
4 7/8% Convertible Subordinated Notes	22,007	22,007	22,007
5 3/4% Convertible Subordinated Notes	–	23,100	23,100

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     As of December 31, 2000, 2001 and 2002, options to purchase approximately 25,118,000; 22,748,000 and 20,829,000 shares of class A common stock were outstanding, respectively.

New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which will require companies to record exit, including restructuring, or disposal costs when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. FAS 146 also provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. The new requirements in FAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The application of FAS 146 is not expected to have a material impact on EchoStar’s financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which (i) amends FAS Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. EchoStar has included the requirements of item (ii) in Note 2 – Summary of Significant Accounting Policies and will include the requirements of item (iii) beginning in its first interim period after December 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including, obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. In accordance with FIN 45, EchoStar has disclosed guarantee information.

     In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise shall discuss the following information in all financial statements issued after January 31, 2003: (i) the nature, purpose, size or activities of the variable interest entity and (ii) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. EchoStar is currently evaluating the potential impact, if any, the adoption of FIN 46 will have on its financial position and results of operations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

3. Property and Equipment

     Property and equipment consist of the following (in thousands):

		December 31,
	Depreciable Life
	(In Years)	2001	2002

EchoStar I	12	$201,607	$201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV	4	89,505	89,505
EchoStar V	12	210,446	210,446
EchoStar VI	12	246,022	246,022
EchoStar VII	12	–	177,000
EchoStar VIII	12	–	194,913
Furniture, fixtures and equipment	2-12	409,523	557,069
Buildings and improvements	7-40	94,325	112,854
Digital Home Plan equipment	4	353,567	529,311
Tooling and other	2	6,041	5,876
Land	–	12,699	14,236
Vehicles	7	1,595	3,481
Construction in progress	–	462,365	121,693

Total property and equipment		2,550,472	2,926,790
Accumulated depreciation		(646,460)	(952,274)

Property and equipment, net		$1,904,012	$1,974,516

     Construction in progress consists of the following (in thousands):

	December 31,

	2001	2002

Progress amounts for satellite construction, launch, and launch insurance:
EchoStar VII	$159,577	$–
EchoStar VIII	128,535	–
EchoStar IX	74,189	100,745
Digital broadcast operations center	56,347	–
Other	43,717	20,948

	$462,365	$121,693

     Depreciation and amortization expense consists of the following (in thousands):

	For the years ended
	December 31,

	2000	2001	2002

Digital Home Plan equipment	$4,116	$65,652	$130,760
Satellites	99,144	113,279	128,155
Furniture, fixtures and equipment	49,988	64,082	92,180
FCC licenses and other amortizable intangibles	27,647	29,485	11,123
Buildings and improvements	2,344	2,763	3,399
Tooling and other	2,117	3,391	7,341

	$185,356	$278,652	$372,958

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Cost of sales and operating expense categories included in EchoStar’s accompanying consolidated statements of operations do not include depreciation expense related to satellites or digital home plan equipment.

EchoStar III

     During January 2002, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. The operation of the satellite was quickly restored. Including five transponders pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 12 transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. In addition, we are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders). We will continue to evaluate the performance of EchoStar III.

EchoStar V

     During 2000 and 2001, EchoStar V experienced anomalies resulting in the loss of two solar array strings, and during August 2002, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the estimated 12-year design life of the satellite. In addition, during January 2003, EchoStar V experienced an anomaly in a spacecraft electronic component which affects the ability to receive telemetry from certain on-board equipment. Other methods of communication have been established to alleviate the effects of the failed component. An investigation of the solar array and electronic component anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VI

     During 2001, EchoStar VI experienced anomalies resulting in the loss of two solar array strings, and during July 2002, EchoStar VI experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII

     During October 2002, EchoStar VIII, which launched successfully on August 21, 2002 from the Baikonur Cosmodrome, Kazakhstan, reached its final orbital location at 110 degrees West Longitude and commenced commercial operation after completing in-orbit testing.

     During September and October 2002, two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other 10 thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround will require certain gyroscopes to be utilized for aggregate periods of time in excess of their originally qualified limits. However, neither of these workarounds are expected to significantly reduce the estimated 12-year design life of the satellite. An investigation of the thruster anomalies including the development of additional workarounds for long term operations is continuing. None of these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

Satellite Insurance

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. Currently no programming is being transmitted to customers on EchoStar IV, and the satellite functions as an in-orbit spare.

     In September 1998, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration is currently scheduled to begin in late April 2003, but the Insurers have recently requested that that hearing date be delayed. The parties to the London arbitration are currently negotiating the schedule for a hearing, and, while there can be no assurance, EchoStar anticipates that the hearing date in that proceeding will be set for later in 2003. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. All of EchoStar’s eight in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of EDBS. Insurance coverage is therefore required for at least four of EchoStar’s eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of December 31, 2002, cash reserved for satellite insurance totaled approximately $151 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

4. Long-Term Debt

9 1/4% Seven Year and 9 3/8% Ten Year Notes

     On January 25, 1999, EDBS sold $375 million principal amount of the 9 1/4% Seven Year Notes which mature February 1, 2006 and $1.625 billion principal amount of the 9 3/8% Ten Year Notes which mature February 1, 2009. Interest accrues at annual rates of 9 1/4% and 9 3/8%, respectively, and is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

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

     With the exception of certain de minimis domestic and foreign subsidiaries, the 9 1/4% Seven Year and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS. The 9 1/4% Seven Year and 9 3/8% Ten Year Notes are general senior unsecured obligations which:

•	rank pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

•	rank senior to all existing and future junior obligations; and

•	are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/4% Seven Year and 9 3/8% Ten Year Notes are not redeemable at EDBS’ option prior to February 1, 2003 and February 1, 2004, respectively. The 9 1/4% Seven Year Notes are subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. EDBS elected to retire all of its outstanding 9 1/4 % Senior Notes due 2006, three years early pursuant to its optional early redemption right (Note 14). The 9 3/8% Ten Year Notes are subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The indentures related to the 9 1/4% Seven Year and 9 3/8% Ten Year Notes (the “Seven and Ten Year Notes Indentures”) contain restrictive covenants that, among other things, impose limitations on the ability of EDBS to:

•	incur additional indebtedness;

•	apply the proceeds of certain asset sales;

•	create, incur or assume liens;

•	create dividend and other payment restrictions with respect to EDBS’ subsidiaries;

•	merge, consolidate or sell assets; and

•	enter into transactions with affiliates.

     In addition, EDBS may pay dividends on its equity securities only if no default shall have occurred or is continuing under the Seven and Ten Year Notes Indentures; and after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), EDBS’ ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of EDBS (calculated in accordance with the Indentures) in each case from April 1, 1999, plus an amount equal to 100% of the aggregate net cash proceeds received by EDBS and its subsidiaries from the issuance or sale of certain equity interests of EDBS or EchoStar.

     In the event of a change of control, as defined in the Seven and Ten Year Notes Indentures, EDBS will be required to make an offer to repurchase all of the 9 3/8% Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

10 3/8% Seven Year Notes

     On September 25, 2000, our wholly-owned subsidiary, EchoStar Broadband Corporation (“EBC”), sold $1 billion principal amount of the 10 3/8% Seven Year Notes which mature October 1, 2007. Interest accrues at an annual rate of 10 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year. The proceeds of the 10 3/8% Seven Year Notes will be used primarily by EchoStar’s subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes.

     Under the terms of the 10 3/8% Seven Year Notes Indenture, EBC agreed to cause its subsidiary, EDBS to make an offer to exchange (the “EDBS Exchange Offer”) all of the outstanding 10 3/8% Seven Year Notes for a new class of notes issued by EDBS as soon as practical following the first date (as reflected in EDBS’ most recent quarterly or annual financial statements) on which EDBS was permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes under the “Indebtedness to Cash Flow Ratio” test contained in the indentures (the “EDBS Indentures”) governing the EDBS 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes, and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EDBS Indentures.

     Effective November 5, 2002, EDBS completed its offer to exchange all of the $1 billion principal outstanding of EBC’s 10 3/8% Seven Year Notes for substantially identical notes of EDBS. Tenders were received from holders of over 99% of the EBC Notes. Per the terms of the indenture related to the EBC Notes, if at least 90% in aggregate principal amount of the outstanding EBC Notes have accepted the exchange offer, then all of the then outstanding EBC Notes shall be deemed to have been exchanged for the EDBS Notes.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 10 3/8% Seven Year Notes are not redeemable at EchoStar’s option prior to October 1, 2004. Thereafter, the 10 3/8% Seven Year Notes will be subject to redemption, at EchoStar’s option, in whole or in part, at redemption prices decreasing from 105.188% during the year commencing October 1, 2004 to 100% on or after October 1, 2006, together with accrued and unpaid interest thereon to the redemption date.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The indenture related to the 10 3/8% Seven Year Notes (the “10 3/8% Seven Year Notes Indenture”) contains certain restrictive covenants that generally do not impose material limitations on EchoStar. Subject to certain limitations, the 10 3/8% Seven Year Notes Indenture permits EDBS to incur additional indebtedness, including secured and unsecured indebtedness that ranks on parity with the 10 3/8% Seven Year Notes. Any secured indebtedness will, as to the collateral securing such indebtedness, be effectively senior to the 10 3/8% Seven Year Notes to the extent of such collateral.

     The 10 3/8% Seven Year Notes are:

•	general unsecured obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ existing and future senior debt;

•	ranked senior in right of payment to all of EDBS’ other existing and future subordinated debt; and

•	ranked effectively junior to (i) all liabilities (including trade payables) of EDBS’ subsidiaries (ii) all debt and other liabilities (including trade payables) of any Guarantor if such Guarantor’s guarantee is subordinated or avoided by a court of competent jurisdiction, and (iii) all of EDBS’ secured obligations, to the extent of the collateral securing such obligations, including any borrowings under any of EDBS’ future secured credit facilities, if any.

     In the event of a change of control, as defined in the 10 3/8% Seven Year Notes Indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s 10 3/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

9 1/8% Seven Year Notes

     On December 28, 2001, EDBS sold $700 million principal amount of the 9 1/8% Seven Year Notes, which mature January 15, 2009. Interest accrues at an annual rate of 9 1/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing July 15, 2002. The proceeds of the 9 1/8% Seven Year Notes are intended to be used for the construction, launch and insurance of additional satellites, strategic acquisitions and other general corporate purposes.

     The 9 1/8% Seven Year Notes are guaranteed by substantially all subsidiaries of EDBS on a senior basis. The 9 1/8% Seven Year Notes are general unsecured senior obligations which:

•	rank senior with all of EDBS’ future subordinated debt; and

•	rank junior to any of EDBS’ secured debt to the extent of the value of the assets securing such debt.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/8% Seven Year Notes are not redeemable at EDBS’ option prior to January 15, 2006. Thereafter, the 9 1/8% Seven Year Notes will be subject to redemption, at EDBS’ option, in whole or in part, at redemption prices decreasing from 104.563% during the year commencing January 15, 2006 to 100% on or after January 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

     The indenture related to the 9 1/8% Seven Year Notes (the “9 1/8% Seven Year Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     In the event of a change of control, as defined in the 9 1/8% Seven Year Notes Indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s 9 1/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

4 7/8% Convertible Notes

     On December 2, 1999, EchoStar sold $1 billion principal amount of the 4 7/8% Convertible Notes, which mature January 1, 2007. Interest accrues at an annual rate of 4 7/8% and is payable semi-annually in cash, in arrears on January 1 and July 1 of each year, commencing July 1, 2000.

     The 4 7/8% Convertible Notes are general unsecured obligations, which rank junior in right of payment to:

•	all existing and future senior obligations;

•	all of EchoStar’s secured debts to the extent of the value of the assets securing those debts; and

•	all existing and future debts and other liabilities or EchoStar’s subsidiaries.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 4 7/8% Convertible Notes are not redeemable at EchoStar’s option prior to January 1, 2003. Thereafter, the 4 7/8% Convertible Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 102.786% during the year commencing January 1, 2003 to 100% on January 1, 2007, together with accrued and unpaid interest thereon to the redemption date.

     The 4 7/8% Convertible Notes, unless previously redeemed, are convertible at the option of the holder any time after 90 days following the date of their original issuance and prior to maturity into shares of our class A common stock at a conversion price of $45.44 per share.

     The indenture related to the 4 7/8% Convertible Notes (the “4 7/8% Convertible Notes Indenture”) contain certain restrictive covenants that do not impose material limitations on EchoStar.

     In the event of a change of control, as defined in the 4 7/8% Convertible Notes Indenture, EchoStar will be required to make an offer to repurchase all or any part of the holder’s 4 7/8% Convertible Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 3/4% Convertible Notes

     On May 24, 2001, EchoStar sold $1 billion principal amount of the 5 3/4% Convertible Notes, which mature May 15, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing November 15, 2001.

     The 5 3/4% Convertible Notes are general unsecured obligations, which rank equal to EchoStar’s 4 7/8% Convertible Notes and junior in right of payment to:

•	all existing and future senior obligations;

•	all of EchoStar’s secured debts to the extent of the value of the assets securing those debts; and

•	all existing and future debts and other liabilities or EchoStar’s subsidiaries.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 5 3/4% Convertible Notes are not redeemable at EchoStar’s option prior to May 15, 2004. Thereafter, the 5 3/4% Convertible Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 103.286% during the year commencing May 15, 2004 to 100% on May 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The 5 3/4% Convertible Notes, unless previously redeemed, are convertible at the option of the holder any time after 90 days following the date of their original issuance and prior to maturity into shares of EchoStar’s class A common stock at a conversion price of $43.29 per share.

     The indenture related to the 5 3/4% Convertible Notes (the “5 3/4% Convertible Notes Indenture”) contains certain restrictive covenants that do not impose material limitations on EchoStar.

     In the event of a change of control, as defined in the 5 3/4% Convertible Notes Indenture, EchoStar will be required to make an offer to repurchase all or any part of the holder’s 5 3/4% Convertible Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Mortgages and Other Notes Payable

     Mortgages and other notes payable consists of the following (in thousands):

	December 31,

	2001	2002

8.25% note payable for satellite vendor financing for EchoStar III due in equal monthly installments of $294, including interest, through October 2002	$2,829	$–
8.25% note payable for satellite vendor financing for EchoStar IV due upon resolution of satellite insurance claim (Note 3)	11,327	11,327
8% note payable for satellite vendor financing for EchoStar VII	–	15,000
8% note payable for satellite vendor financing for EchoStar VIII	–	15,000
Mortgages and other unsecured notes payable due in installments through August 2020 with interest rates ranging from 2% to 10%	7,106	5,726

Total	21,262	47,053
Less current portion	(14,782)	(13,432)

Mortgages and other notes payable, net of current portion	$6,480	$33,621

     Future maturities of EchoStar’s outstanding long-term debt are summarized as follows (in thousands):

	December 31,

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$–	$–	$–	$375,000	$2,000,000	$3,325,000	$5,700,000
Mortgages and Other Notes Payable	13,432	2,241	2,318	2,491	2,677	23,894	47,053

Total	$13,432	$2,241	$2,318	$377,491	$2,002,677	$3,348,894	$5,747,053

*	Effective February 1, 2003, these notes were redeemed. See Note 14 – Subsequent Events for further discussion.

Satellite Vendor Financing

     As of December 31, 2002, the following amounts were outstanding under vendor financings for our satellites: Approximately $11 million for EchoStar IV, which bears interest at 8 1/4% and is payable over five years from launch; approximately $15 million for EchoStar VII, which bears interest at 8% and is payable over 13 years from launch; and approximately $15 million for EchoStar VIII, which also bears interest at 8 % but is payable over 14 years from launch.

Guarantees

     The repayment obligations of EDBS under the vendor financings for EchoStar IV and Echostar Orbital Corporation under the vendor financing for EchoStar VII are guaranteed by EchoStar. The maximum potential

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

future payments under these guarantees are equal to the respective amounts of outstanding principal and accrued interest.

5. Income Taxes

     As of December 31, 2002, EchoStar had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $3.082 billion and capital loss and credit carryforwards of approximately $9 million. The NOL’s begin to expire in the year 2011 and capital loss and credit carryforwards will begin to expire in the year 2006.

     During 2002, EchoStar increased its valuation allowance by approximately $289 million to fully offset all net deferred tax assets. Included in this increase is $222 million relating to deferred tax assets generated during 2002 and $67 million relating to the balance of the net deferred tax asset that was not offset by a valuation allowance at December 31, 2001.

     The federal NOL includes amounts related to tax deductions totaling approximately $160 million for exercised stock options. The tax benefit of these deductions has been allocated directly to contributed capital and has been offset by a valuation allowance.

     During 2002, stock option compensation expenses related to the 1999 Incentive Plan, for which an estimated deferred tax benefit was previously recorded, exceeded the actual tax deductions allowed. Tax charges associated with the reversal of the prior tax benefit have been allocated to additional paid-in capital in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”. During 2002, a charge of $7 million was made to additional paid-in capital.

     The components of the (provision for) benefit from income taxes are as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Current (provision) benefit:
Federal	$–	$(1,400)	$–
State	(80)	(860)	(5,279)
Foreign	(475)	(593)	(2,075)

	(555)	(2,853)	(7,354)
Deferred (provision) benefit:
Federal	247,519	44,910	234,501
State	28,809	4,736	(10,874)
Increase in valuation allowance	(276,328)	(48,246)	(288,817)

	–	1,400	(65,190)

Total (provision) benefit	$(555)	$(1,453)	$(72,544)

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The actual tax (provision) benefit for 2000, 2001 and 2002 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	Year Ended December 31,

	2000	2001	2002

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.9	1.4	(1.4)
Contingent value rights	–	–	(0.8)
Foreign taxes and foreign income not U S taxable	–	–	(0.2)
Stock option compensation	3.2	1.5	0.7
Deferred tax asset adjustment for filed returns	–	–	(2.0)
Cumulative change in effective state tax rate	–	(11.9)	(4.0)
Intangible amortization and other	1.4	(4.2)	(0.6)
Increase in valuation allowance	(42.5)	(22.5)	(35.7)

Total (provision) for income taxes	–%	(0.7)%	(9.0)%

     The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2001 and 2002, are as follows (in thousands):

	December 31,

	2001	2002

Deferred tax assets:
NOL and Credit Carryforwards	$742,971	$1,087,555
Unrealized losses on investments	35,046	97,740
Accrued expenses	90,510	69,016
Stock compensation	43,091	33,331
Loss on equity method investments	23,216	26,305
State taxes net of federal tax effect	37,820	385
Other	46,158	38,333

Total deferred tax assets	1,018,812	1,352,665
Valuation allowance	(844,063)	(1,151,570)

Deferred tax asset after valuation allowance	174,749	201,095

Deferred tax liabilities:
Depreciation and amortization	(106,214)	(206,107)
Other	–	(14)

Total deferred tax liabilities	(106,214)	(206,121)

Net deferred tax asset (liability)	$68,535	$(5,026)

Current Portion of net deferred tax asset (liability)	$20,785	$21,078
Non current portion of net deferred tax asset (liability)	47,750	(26,104)

Total net deferred tax asset (liability)	$68,535	$(5,026)

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6. Stockholders’ Equity (Deficit)

Common Stock

     The class A, class B and class C common stock are equivalent in all respects except voting rights. Holders of class A and class C common stock are entitled to one vote per share and holders of class B common stock are entitled to 10 votes per share. Each share of class B and class C common stock is convertible, at the option of the holder, into one share of class A common stock. Upon a change in control of ECC, each holder of outstanding shares of class C common stock is entitled to 10 votes for each share of class C common stock held. ECC’s principal stockholder owns all outstanding class B common stock and all other stockholders own class A common stock. There are no shares of class C common stock outstanding.

7. Stock Compensation Plans

Stock Incentive Plan

     EchoStar has adopted stock incentive plans to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has reserved 80 million shares of its class A common stock for granting awards under its 1995 Stock Incentive Plan and an additional 80 million shares of its class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2002 have included exercise prices not less than the fair market value of EchoStar’s class A common stock at the date of grant, and vest, as determined by EchoStar’s Board of Directors, generally at the rate of 20% per year.

     During 1999, EchoStar adopted an incentive plan under its 1995 Stock Incentive Plan, which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, in 1999, EchoStar recorded approximately $179 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares. The related deferred compensation, net of forfeitures, will be recognized over the five-year vesting period. During the year ended December 31, 2000, 2001 and 2002, EchoStar recognized expense of $51 million, $20 million and $11 million, respectively, under the 1999 incentive plan. The remaining deferred compensation of $9 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

     EchoStar reports all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table represents the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan (in thousands):

	For the year ended December 31.
	2000	2001	2002

Customer service center and other	$1,744	$1,767	$729
Satellite and transmission	3,061	1,115	(7)
General and administrative	46,660	17,291	10,557

Total non-cash, stock-based compensation	$51,465	$20,173	$11,279

     Options to purchase an additional 9.1 million shares are outstanding as of December 31, 2002 and were granted with exercise prices equal to the market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long term incentive plan under EchoStar’s 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.96. Vesting of these options is contingent upon meeting

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the years ended December 31, 2000, 2001 and 2002 related to these long-term options. EchoStar will record the related compensation at the achievement of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

     A summary of EchoStar’s stock option activity for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000		2001		2002

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding, beginning of year	27,843,640	$6.26	25,117,893	$10.81	22,747,593	$13.18
Granted	2,942,000	51.56	867,500	37.30	532,088	20.76
Exercised	(3,591,209)	3.05	(1,579,324)	5.17	(1,392,218)	5.30
Forfeited	(2,076,538)	20.78	(1,658,476)	10.86	(1,058,538)	12.20

Options outstanding, end of year	25,117,893	$10.81	22,747,593	$13.18	20,828,925*	13.97

Exercisable at end of year	2,911,256	$5.49	4,701,357	$10.77	6,325,708	13.62

     Exercise prices for options outstanding as of December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable

	Number Outstanding	Weighted-Average	Weighted-	Number Exercisable	Weighted-
Range of	as of	Remaining	Average	as of	Average
Exercise Prices	December 31, 2002	Contractual Life	Exercise Price	December 31, 2002	Exercise Price

$ 1.167 - $ 2.750	2,535,376	3.74	$2.21	2,360,960	$2.17
3.000 - 3.434	103,864	4.80	3.02	53,928	3.03
5.486 - 6.600	11,159,309	6.08	6.01	1,808,805	6.02
10.203 - 19.180	3,109,376	6.28	14.36	774,615	12.17
22.703 - 28.320	582,200	7.96	25.12	110,000	22.97
32.420 - 39.500	1,796,600	6.31	35.49	606,600	35.07
48.750 - 52.750	397,200	7.12	49.37	181,600	49.01
60.125 - 79.000	1,145,000	7.42	65.81	429,200	64.93

$1.1667 - $79.000	20,828,925*	5.98	$13.97	6,325,708	$13.62

*	These amounts include approximately 9.1 million shares outstanding pursuant to the Long Term Incentive Plan.

8. Employee Benefit Plans

Employee Stock Purchase Plan

     During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 800,000 shares of class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

closing price of the class A common stock on the last business day of each calendar quarter in which such shares of class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2000, 2001 and 2002 employees purchased approximately 58,000; 80,000 and 108,000 shares of class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

     EchoStar sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. Matching 401(k) contributions totaled approximately $1.6 million, $2.1 million and $2.4 million during the years ended December 31, 2000, 2001 and 2002, respectively. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar’s Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar stock. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized relating to discretionary contributions was approximately $7 million, $225 thousand and $17 million during the years ended December 31, 2000, 2001 and 2002, respectively.

9. Commitments and Contingencies

Leases

     Future minimum lease payments under noncancelable operating leases as of December 31, 2002, are as follows (in thousands):

Year ending December 31,
2003	$17,274
2004	14,424
2005	11,285
2006	7,698
2007	3,668
Thereafter	1,650

Total minimum lease payments	55,999

     Total rent expense for operating leases approximated $9 million, $14 million and $16 million in 2000, 2001 and 2002, respectively.

Purchase Commitments

     As of December 31, 2002, EchoStar’s purchase commitments totaled approximately $359 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 2003. EchoStar expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations.

Patents and Intellectual Property

     Many entities, including some of EchoStar’s competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that EchoStar offers. EchoStar may not be aware of all patents and other intellectual property rights that its products may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, EchoStar cannot estimate the extent to which it may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

intellectual property rights with respect to components within EchoStar’s direct broadcast satellite system. EchoStar cannot be certain that these persons do not own the rights they claim, that its products do not infringe on these rights, that it would be able to obtain licenses from these persons on commercially reasonable terms or, if it was unable to obtain such licenses, that it would be able to redesign its products to avoid infringement.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

     In December 1998, the networks filed a Motion for Preliminary Injunction against Echostar in the Florida case and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held in September 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to cease providing network programming to certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act, which was passed by Congress in November 1999. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

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

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice-amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002 remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. The trial date has now been moved to April 7, 2003. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, EchoStar filed a counterclaim against the networks asking the District Court to find that EchoStar is not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with EchoStar’s business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. In September 2002, the networks answered our counterclaim.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On November 25, 2002, the District court entered an order dismissing the claims between NBC and EchoStar. Six of the original eight plaintiffs remain, including CBS and Fox, along with the associations affiliated with each of the four networks. On January 28, 2003, the parties participated in a court ordered mediation. The mediation did not resolve the parties’ disputes. However, the parties agreed to continue the mediation and participate in another mediation session.

     If the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on its business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. Gemstar has moved to stay the North Carolina action pending appeal of the ITC decision. EchoStar has opposed Gemstar’s motion.

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims. A more recently filed motion for summary judgment based generally on lack of standing has also been denied. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar is appealing the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offer to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

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

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a Motion for Attorney’s Fees which was denied by the Court. The Plaintiffs filed a Notice of Appeal of the Court’s Granting of EchoStar’s Motion for Summary Judgment and EchoStar Cross-Appealed the Court’s ruling on EchoStar’s Motion for Attorney’s Fees. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

State Investigation

     During April 2002, two state attorneys general commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation and is currently in settlement discussions with the states. It is not possible to determine the extent of any damages or injunctive relief which could result in the event a settlement is not reached.

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a Motion for Summary Judgment on all counts and against all plaintiffs. The plaintiffs have filed a Motion for Additional Time to Conduct Discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, who owns certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the Plaintiff’s Motion for Reconsideration. The trial court denied EchoStar’s Motions for Sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture (“PrimeTime 24”) filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar denied all of PrimeTime 24’s allegations and asserted various counterclaims. EchoStar has reached a settlement agreement with PrimeTime 24 pursuant to which the parties agreed to release all parties from any liability and dismiss the case with prejudice. The settlement amount was not material.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

StarBand Shareholder Lawsuit

     On August 20, 2002, a shareholder in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs allege that the defendants conspired to ensure StarBand’s failure in order to guarantee that EchoStar’s then-pending merger with Hughes would be successful. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. During October 2002, EchoStar, along with the other defendants, filed a motion to dismiss the complaint in its entirety based on lack of personal jurisdiction. These motions have been briefed and oral argument has been set by the Court for March 18, 2003. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Merger Related Proceedings

     On October 24, 2002, a purported shareholder filed a Shareholder’s Derivative Action against EchoStar and the current members of its Board of Directors and named EchoStar as a nominal defendant. The Plaintiff filed the action in the United States District Court of Clark County, Nevada. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to EchoStar’s agreement to (1) pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat at a premium rate. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. No answer is due from the defendants, and all parties have entered into a stipulation allowing the defendants to answer only subject to 30-day notice from the plaintiff. EchoStar and the individual defendants intend to deny all liability and to defend this action vigorously. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of those actions will not materially affect EchoStar’s financial position or results of operations.

Meteoroid Events

     Meteoroid events pose a potential threat to all in orbit geosynchronous satellites including EchoStar’s DBS satellites. While the probability that EchoStar’s satellites will be damaged by meteoroids is very small, that probability increases significantly when the Earth passes through the particulate stream left behind by various comets.

     Occasionally, increased solar activity poses a potential threat to all in-orbit geosynchronous satellites including EchoStar’s DBS satellites. The probability that the effects from this activity will damage our satellites or cause service interruptions is generally very small.

     Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points, and present hazards to operational spacecraft including EchoStar’s DBS satellites. The locations of these hazards are generally well known and may require EchoStar to perform maneuvers to avoid collisions.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

10. Segment Reporting

Financial Data by Business Unit (in thousands)

     Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition EchoStar currently operates as two business units. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

		EchoStar
	DISH	Technologies			Consolidated
	Network	Corporation	All Other	Eliminations	Total

Year Ended December 31, 2000
Revenue	$2,435,127	$207,945	$75,589	$(3,441)	$2,715,220
Depreciation and amortization	160,910	5,338	19,108	–	185,356
Total costs and expenses	2,755,965	197,073	194,363	(8,115)	3,139,286
Interest income	79,760	–	304	(331)	79,733
Interest expense, net of interest capitalized	(267,650)	(233)	(438)	331	(267,990)
Income tax benefit (provision), net	(48)	(32)	(475)	–	(555)
Net income (loss)	(685,599)	(155)	35,637	(209)	(650,326)
Year Ended December 31, 2001
Revenue	$3,683,156	$189,150	$133,426	$(4,594)	$4,001,138
Depreciation and amortization	243,810	6,682	28,160	–	278,652
Total costs and expenses	3,273,670	188,699	331,061	(4,594)	3,788,836
Interest income	96,994	–	949	(272)	97,671
Interest expense, net of interest capitalized	(370,331)	(211)	(1,095)	272	(371,365)
Income tax benefit (provision), net	(51)	–	(1,403)	–	(1,454)
Net income (loss)	(230,431)	(7,478)	22,411	–	(215,498)
Year Ended December 31, 2002
Revenue	$4,524,721	$189,503	$113,445	$(6,844)	$4,820,825
Depreciation and amortization	328,287	7,322	37,349	–	372,958
Total costs and expenses	3,945,873	177,891	282,557	(6,844)	4,399,477
Interest income	111,511	–	1,416	–	112,927
Interest expense, net of interest capitalized	(482,409)	(188)	(306)	–	(482,903)
Income tax benefit (provision), net	(74,699)	4,233	(2,078)	–	(72,544)
Net income (loss)	(919,570)	10,893	27,027	–	(881,650)

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Geographic Information (in thousands) and Transaction with Major Customers

	United States	Europe	Total

2000
Total revenue	$2,667,133	$48,087	$2,715,220
Long-lived assets, including FCC authorizations	2,217,741	3,546	2,221,287
2001
Total revenue	$3,903,607	$97,531	$4,001,138
Long-lived assets, including FCC authorizations	2,595,542	4,879	2,600,421
2002
Total revenue	$4,750,782	$70,043	$4,820,825
Long-lived assets, including FCC authorizations	2,665,130	5,795	2,670,925

     Revenues are attributed to geographic regions based upon the location from which the sale originated. United States revenue includes transactions with both United States and International customers. Europe revenue includes transactions with customers in Europe, Africa and the Middle East. During the years ended December 31, 2000 and 2001, United States revenue included export sales to two international customers which totaled $187 million and $176 million, respectively. During the year ended December 31, 2002, United States revenue included export sales to one international customer which totaled $169 million. These international sales accounted for approximately 7%, 4% and 3.5% of EchoStar’s total revenue during each of the years ended December 31, 2000, 2001 and 2002, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.

11. Summary Financial Information of Equity Method Investee

     EchoStar originally invested $50 million in StarBand Communications Inc. in April 2000. Effective September 27, 2001, EchoStar invested an additional $50 million in StarBand, increasing its equity interest from approximately 19% to approximately 32%. As a result of the increased equity stake, this investment was accounted for using the equity method of accounting. As required by APB Opinion No. 18, the equity method accounting was retroactively applied back to April 2000, the date of EchoStar’s original investment in StarBand. During the first quarter of 2002, EchoStar reduced the carrying value of its StarBand investment to zero. StarBand subsequently filed for bankruptcy during June 2002. As such, StarBand is no longer considered a significant subsidiary.

     Summarized financial information for StarBand has been derived from StarBand’s audited financial statements as of December 31, 2001 for Balance Sheet data and for the years ended December 31, 2000 and 2001 for the Statement of Operations data, which were audited by other auditors (whose reports expressed substantial doubt regarding StarBand’s ability to continue as a going concern) and is as follows (in thousands):

As of December 31,
2001

Balance Sheet Data:
Current assets	$35,738
Noncurrent assets	33,567
Current liabilities	114,869
Noncurrent liabilities	109,482
Mandatorily redeemable convertible preferred stock	238,394

	Year Ended December 31,

	2000	2001

Statement of Operations Data:
Total revenues	$394	$36,630
Total operating expenses	140,019	231,486
Net loss	(139,531)	(205,553)

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12. Valuation and Qualifying Accounts

     EchoStar’s valuation and qualifying accounts as of December 31, 2000, 2001 and 2002 are as follows (in thousands):

	Balance at	Charged to Costs		Balance at End of
	Beginning of Year	and Expenses	Deductions	Year

Year ended December 31, 2000:
Assets:
Allowance for doubtful accounts	$13,109	$45,985	$(27,853)	$31,241
Loan loss reserve	1,839	66	(346)	1,559
Reserve for inventory	3,947	6,357	(398)	9,906
Year ended December 31, 2001:
Assets:
Allowance for doubtful accounts	$31,241	$59,725	$(68,196)	$22,770
Loan loss reserve	1,559	67	(35)	1,591
Reserve for inventory	9,906	12,204	(8,863)	13,247
Year ended December 31, 2002:
Assets:
Allowance for doubtful accounts	$22,770	53,967	(49,088)	$27,649
Loan loss reserve	1,591	109	(1,700)	–
Reserve for inventory	13,247	7,420	(10,700)	9,967

13. Quarterly Financial Data (Unaudited)

     EchoStar’s quarterly unaudited results of operations are summarized as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31	June 30	September 30	December 31

	(Unaudited)
Year Ended December 31, 2001:
Total revenue	$861,930	$966,272	$1,022,506	$1,150,430
Operating income (loss)	(15,183)	63,913	75,472	88,100
Net income (loss)	(169,867)	(5,855)	3,095	(42,871)
Basic and diluted loss per share	$(0.36)	$(0.01)	$0.01	$(0.09)
Year Ended December 31, 2002:
Total revenue	$1,104,468	$1,168,684	$1,222,849	$1,324,824
Operating income	95,279	146,428	95,869	83,772
Net income (loss)	(35,147)	37,001	(167,949)	(715,555)
Basic income (loss) per share	$(0.20)	$0.08	$(0.35)	$(0.45)
Diluted income (loss) per share	$(0.20)	$0.07	$(0.35)	$(0.45)

14. Subsequent Events

     Effective February 1, 2003, EDBS redeemed all of its outstanding 9 1/4 % Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375 million principal amount of the notes was repurchased at 104.625 percent, for a total of approximately $392 million. The premium paid of approximately $17 million, along with unamortized debt issuance costs of approximately $3 million, have been recorded as charges to earnings as of February 1, 2003.

EXHIBIT INDEX

Exhibit	Description

4.8	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee.

10.24	Stock Purchase Agreement, dated December 18, 2002, between EchoStar and Vivendi Universal, S.A.

10.51	Amendment No. 13 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.52	Amendment No. 14 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.53	Amendment No. 15 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.54	Amendment No. 16 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.55	Amendment No. 17 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.56	Amendment No. 18 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

10.57	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc.

21	Subsidiaries of EchoStar Communications Corporation.

23.1	Consent of KPMG LLP, Independent Public Accountants.

24.1	Powers of Attorney authorizing signature of Cantey Ergen, Raymond L. Friedlob, O. Nolan Daines, Peter A. Dea, Jean-Marie Messier and Steven R. Goodbarn.