Form 10-Q
period 2003-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2003-05-06
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes     ☑           No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes     ☑           No

     As of May 1, 2003, the Registrant’s outstanding common stock consisted of 243,560,259 shares of Class A Common Stock and 238,435,208 Shares of Class B Common Stock.

PART I — FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements	i
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - December 31, 2002 and March 31, 2003 (Unaudited)	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2003 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2003 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 2. Changes in Securities and Use of Proceeds	None
Item 3. Defaults Upon Senior Securities	None
Item 4. Submission of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	36
Signatures	37
Section 302 CEO Certification	38
Section 302 CFO Certification	39

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors may enter the subscription television business and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and could be pirated in the future; pirating could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in orbit satellites and we may be unable to settle outstanding claims with insurers;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail and our satellites may fail prematurely in orbit;

•	service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties;

•	the September 11, 2001 terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission.

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

i

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31,	March 31,
	2002	2003

Assets
Current Assets:
Cash and cash equivalents	$1,483,078	$1,058,200
Marketable investment securities	1,203,917	1,412,826
Trade accounts receivable, net of allowance for uncollectible accounts of $27,649 and $27,612, respectively	329,020	319,608
Insurance receivable	106,000	106,000
Inventories	150,290	174,752
Other current assets	47,212	51,619

Total current assets	3,319,517	3,123,005
Restricted cash	9,972	9,972
Cash reserved for satellite insurance	151,372	143,297
Property and equipment, net	1,974,516	1,931,546
FCC authorizations, net	696,409	696,409
Other noncurrent assets	108,799	103,666

Total assets	$6,260,585	$6,007,895

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$264,813	$278,533
Deferred revenue	443,757	472,396
Accrued expenses	923,217	908,362
Current portion of long-term debt	13,432	13,452

Total current liabilities	1,645,219	1,672,743
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	—
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
4 7/8% Convertible Notes	1,000,000	1,000,000
5 3/4% Convertible Notes	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	33,621	33,398
Long-term deferred distribution and carriage payments and other long-term liabilities	87,383	96,941

Total long-term obligations, net of current portion	5,821,004	5,455,339

Total liabilities	7,466,223	7,128,082
Commitments and Contingencies (Note 7)
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 242,539,709 and 242,786,154 shares issued and outstanding, respectively	2,425	2,428
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common Stock, $.01 par value, 800,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	1,706,731	1,708,648
Deferred stock-based compensation	(8,657)	(6,839)
Accumulated other comprehensive income	6,197	29,993
Accumulated deficit	(2,914,718)	(2,856,801)

Total stockholders’ deficit	(1,205,638)	(1,120,187)

Total liabilities and stockholders’ deficit	$6,260,585	$6,007,895

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

Revenue:
Subscription television services	$1,016,057	$1,290,111
Other subscriber-related revenue	2,827	3,034
DTH equipment sales	57,050	40,781
Other	28,534	25,122

Total revenue	1,104,468	1,359,048
Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 8)	509,901	632,826
Satellite and transmission expenses (exclusive of depreciation shown below — Note 8)	13,487	16,026
Cost of sales — DTH equipment	39,376	27,871
Cost of sales — other	16,201	12,855
Cost of sales — subscriber promotion subsidies (exclusive of depreciation included below — Note 8)	100,935	123,998
Other subscriber promotion subsidies	133,370	150,637
Subscriber acquisition advertising	33,721	33,552
General and administrative	78,995	82,380
Non-cash, stock-based compensation	1,666	1,989
Depreciation and amortization (Note 8)	81,537	98,166

Total costs and expenses	1,009,189	1,180,300

Operating income	95,279	178,748
Other Income (Expense):
Interest income	29,803	15,516
Interest expense, net of amounts capitalized	(129,243)	(130,501)
Change in valuation of contingent value rights	3,461	—
Other	(34,222)	(614)

Total other income (expense)	(130,201)	(115,599)

Income (loss) before income taxes	(34,922)	63,149
Income tax provision, net	(225)	(5,232)

Net income (loss)	(35,147)	57,917
Accretion of Series D Convertible Preferred Stock	(61,860)	—
Numerator for basic and diluted income (loss) per share — income (loss) available (attributable) to common shareholders	$(97,007)	$57,917

Denominator for basic income (loss) per share — weighted-average common shares outstanding	479,731	481,098

Denominator for diluted income (loss) per share — weighted-average common shares outstanding	479,731	486,668

Net income (loss) per common share:
Basic and diluted net income (loss)	$(0.20)	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(35,147)	$57,917
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	81,537	98,166
Equity in losses of affiliates	8,012	410
Change in valuation of contingent value rights	(3,461)	—
Realized and unrealized loss (gain) on investments	24,051	634
Deferred stock-based compensation recognized	1,666	1,989
Deferred tax expense	—	82
Recognition of bridge commitment fees from reduction of bridge financing commitments	14,864	—
Amortization of debt discount and deferred financing costs	2,937	5,263
Change in long-term assets	307	(2,972)
Change in long-term deferred distribution and carriage revenue and other long-term liabilities	2,429	(3,529)
Other, net	1,429	(623)
Changes in current assets and current liabilities, net	93,212	27,672

Net cash flows from operating activities	191,836	185,009
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,383,379)	(998,664)
Sales of marketable investment securities	509,978	813,801
Purchases of property and equipment	(102,910)	(59,645)
Cash reserved for satellite insurance (Note 5)	(59,680)	—
Change in cash reserved for satellite insurance due to depreciation on related satellites (Note 5)	6,150	8,075
Capitalized merger-related costs	(5,448)	—
Other	(344)	—

Net cash flows from investing activities	(1,035,633)	(236,433)
Cash Flows From Financing Activities:
Net proceeds from issuance of Series D Convertible Preferred Stock	1,483,477	—
Redemption of 9 1/4% Senior Notes (Note 1)	—	(375,000)
Repayments of mortgage indebtedness and notes payable	(242)	(203)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to Employee Stock Purchase Plan	2,189	1,749
Other	(77)	—

Net cash flows from financing activities	1,485,347	(373,454)

Net increase (decrease) in cash and cash equivalents	641,550	(424,878)
Cash and cash equivalents, beginning of period	1,677,889	1,483,078

Cash and cash equivalents, end of period	$2,319,439	$1,058,200

Supplemental Disclosure of Cash Flow Information:
Forfeitures of deferred non-cash, stock-based compensation	$3,078	$—
Capitalized interest	8,740	2,273
Satellite vendor financing	15,000	—

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

Principal Business

     The operations of EchoStar Communications Corporation (“ECC,” and together with its subsidiaries, “EchoStar” or the “Company”) include two interrelated business units:

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

Recent Developments

     Redemption of 9 1/4% Senior Notes

     Effective February 1, 2003, EDBS redeemed all of its outstanding 9 1/4 % Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375 million principal amount of the notes was repurchased at 104.625 percent, for a total of approximately $392 million. The premium paid of approximately $17 million, along with unamortized debt issuance costs of approximately $3 million, were recorded as charges to earnings as of February 1, 2003.

     SES Americom

     During March 2003, one of EchoStar’s wholly-owned subsidiaries, EchoStar Satellite Corporation (“ESC”), entered into a satellite service agreement with SES Americom for all of the capacity on an FSS satellite to be located at the 105 degree west orbital location. This satellite is scheduled to be launched during the second half of 2004. ESC also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location commencing later this year, and continuing in most circumstances until the until new satellite is launched.

     ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered, high-speed internet services. In connection with the SES agreement, ESC paid $50 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

2. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”). Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2003

	(Unaudited)
Net income (loss)	$(35,147)	$57,917
Unrealized holding gains (losses) on available-for-sale securities arising during period	(30,558)	22,025
Reclassification adjustment for impairment losses on available-for-sale securities included in net income (loss)	7,817	1,771

Comprehensive income (loss)	$(57,888)	$81,713

     Accumulated other comprehensive income (loss) presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

Basic and Diluted Income (Loss) Per Share

     Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised and convertible securities were converted to common stock.

     EchoStar recorded net losses for the three month period ending March 31, 2002. Therefore, the effect of the common stock equivalents and convertible securities is excluded from the computation of diluted earnings (loss) per share for these periods since the effect is anti-dilutive. Since EchoStar reported net income attributable to

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

common shareholders for the three month period ending March 31, 2003, the potential dilution from stock options exercisable into common stock for this period was computed using the treasury stock method based on the average fair market value of the Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares (in thousands):

	Three Months Ended
	March 31,

	2002	2003

Denominator for basic income (loss) per share - weighted-average common shares outstanding	479,731	481,098
Dilutive impact of options outstanding	—	5,570
Dilutive impact of Series D Convertible Preferred Stock	—	—

Denominator for diluted income (loss) per share - weighted-average diluted common shares outstanding	479,731	486,668

     As of March 31, 2002 and 2003, options to purchase a total of approximately 22,164,000 and 21,329,000 shares of Class A common stock were outstanding, respectively. As of March 31, 2003, the 4 7/8% Convertible Subordinated Notes and the 5 3/4% Convertible Subordinated Notes were convertible into approximately 22 million shares and 23 million shares of Class A common stock, respectively. The convertible notes are not included in the diluted EPS calculation as the effect of the conversion of the notes would be anti-dilutive. Of the options to purchase a total of approximately 21,329,000 shares outstanding as of March 31, 2003, approximately 8,700,000 shares were outstanding under a long term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. As such, the long term incentive options are not included in the diluted EPS calculation.

Accounting for Stock-Based Compensation

     EchoStar has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar generally does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS No. 123”) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123 and Financial Accounting Standard No. 148, “Accounting and Disclosure of Stock-Based Compensation — Transition and Disclosure,” (“FAS No. 148”). Pro forma information has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by FAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. A value is not attributed to options that employees forfeit because they fail to satisfy specified service or performance related conditions. The following table, as required by FAS No. 148, illustrates the effect on net loss and loss per share if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by FAS No. 123 (in thousands, except per share amounts):

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Three months ended
	March 31,

	2002	2003

Net income (loss), as reported	$(35,147)	$57,917
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,666	1,989
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,388)	(6,084)

Pro forma net income (loss)	$(39,869)	$53,822

Basic and diluted income (loss) per share, as reported	$(0.20)	$0.12

Pro forma basic and diluted income (loss) per share	$(0.21)	$0.11

     For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three months ended March 31, 2002 and 2003:

	Three months ended
	March 31,

	2002	2003

Risk-free interest rate	4.94%	3.04%
Volatility factor	43%	41%
Dividend yield	0.00%	0.00%
Expected term of options	6 years	6 years
Weighted-average fair value of options granted	$13.75	$12.64

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

Non-cash, stock-based compensation

     During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During each of the three months ended March 31, 2003 and 2002 we recognized approximately $2 million of compensation under this performance-based plan. The remaining deferred compensation of $7 million as of March 31, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

     We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan (in thousands):

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Three Months Ended March 31

	2002	2003

Subscriber related	$182	$90
Satellite and transmission	(554)	89
General and administrative	2,038	1,810

Total non-cash, stock-based compensation	$1,666	$1,989

     Options to purchase 8.7 million shares are outstanding as of March 31, 2003 and were granted with exercise prices equal to the market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.70. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2003 related to these long-term options. EchoStar will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise shall discuss the following information in all financial statements issued after January 31, 2003: (i) the nature, purpose, size or activities of the variable interest entity and (ii) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. Effective January 1, 2003 EchoStar implemented FIN 46. Implementation of FIN 46 did not have a material impact on EchoStar’s financial position and results of operations.

3. Marketable and Non-Marketable Investment Securities

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     As of March 31, 2003, EchoStar recorded unrealized gains of approximately $30 million as a separate component of stockholders’ deficit. During the three months ended March 31, 2003, EchoStar also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of its marketable investment securities of approximately $2 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $1 million on the sales of marketable investment securities. EchoStar’s approximately $2.6 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which EchoStar owns for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $133 million as of March 31, 2003. During the three months ended March 31, 2003, EchoStar’s portfolio generally, and EchoStar’s strategic investments particularly, experienced and continue to experience volatility. If the fair market value of EchoStar’s marketable securities portfolio does not remain above cost basis or if EchoStar becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, EchoStar may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

     EchoStar also has made strategic equity investments in certain non-marketable investment securities. The securities of these companies are not publicly traded. EchoStar’s ability to realize value from its strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that EchoStar will not be able to sell these investments, or that when EchoStar desires to sell them that it will not be able to obtain full value for them. EchoStar evaluates its non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in EchoStar’s investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the three months ended March 31, 2003, EchoStar did not record any impairment charges with respect to these instruments.

4. Inventories

     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2002	2003

Finished goods - DBS	$104,769	$113,967
Raw materials	25,873	38,719
Finished goods - remanufactured and other	16,490	15,235
Work-in-process	7,964	8,426
Consignment	5,161	4,790
Reserve for excess and obsolete inventory	(9,967)	(6,385)

	$150,290	$174,752

5. Property and Equipment

EchoStar V

     During 2000, 2001 and 2002, EchoStar V experienced anomalies resulting in the loss of three solar array strings, and during January 2003, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the estimated 12-year design life of the satellite. In addition, during January 2003, EchoStar V experienced an anomaly in a spacecraft electronic component which affects the ability to receive telemetry from certain on-board equipment. Other methods of communication have been established to alleviate the effects of the failed

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

component. An investigation of the solar array and electronic component anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII

     During 2002 two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. Further, during March 2003 an additional thruster on EchoStar VIII experienced an anomalous event and is not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other nine thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround will require certain gyroscopes to be utilized for aggregate periods of time substantially in excess of their originally qualified limits. However, neither of these workarounds are expected to significantly reduce the estimated 12-year design life of the satellite. An investigation of the thruster anomalies including the development of additional workarounds for long term operations is continuing. None of these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally determined, there can be no assurance that these or future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

     The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003. EchoStar is expected to complete presentation of evidence supporting its total loss claim in May of this year. The arbitration will then adjourn and resume this fall. The parties to the London arbitration are currently negotiating the schedule for a hearing, and, while there can be no assurance, EchoStar anticipates that the hearing date in that proceeding will be set for later in 2003. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

     At the time EchoStar filed its claim in 1998, EchoStar recognized an initial impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar will have to reduce the amount of this receivable if a final settlement is reached for less than this amount. In addition, during 1999, EchoStar recorded an impairment loss of approximately $16 million to further write-down the carrying value of the satellite. This $16 million impairment loss was recorded as a charge to earnings during 1999.

     As a result of the thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately four years during January 2000. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

     The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. All of EchoStar’s eight in-orbit DBS satellites are currently owned by a direct subsidiary of EDBS. Insurance coverage is therefore required for at least four of EchoStar’s eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of March 31, 2003, cash reserved for satellite insurance totaled approximately $143 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

6. Goodwill and Intangible Assets

     As of December 31, 2002 and March 31, 2003, EchoStar had approximately $54 million of gross identifiable intangibles, respectively, with related accumulated amortization of approximately $34 million and $36 million as of the end of each period, respectively. These identifiable intangibles primarily include acquired contracts and technology-based intangibles. Amortization of these intangible assets with an average finite useful life of approximately five years was $2 million for the three months ended March 31, 2003. EchoStar estimates that such amortization expense will aggregate approximately $9 million annually for the remaining useful life of these intangible assets of approximately 2 years. In addition, EchoStar’s business unit DISH Network had approximately $3 million of goodwill as of December 31, 2002 and March 31, 2003.

7. Commitments and Contingencies

Guarantees

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     During March 2003, one of EchoStar’s wholly-owned subsidiaries, EchoStar Satellite Corporation (“ESC”), entered into a satellite service agreement with SES Americom for all of the capacity on an FSS satellite to be located at the 105 degree west orbital location. This satellite is scheduled to be launched during the second half of 2004. ESC also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location commencing later this year, and continuing in most circumstances until the new satellite is launched.

     ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered, high-speed internet services. In connection with the SES agreement, ESC paid $50 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location.

     In the event the ESC's net long-term assets as of the end of any calendar quarter decline below a specified amount, EchoStar is required to guarantee the obligation of ESC to make monthly payments to SES Americom over the remainder of the ten year period following launch of the satellite. EchoStar also currently guarantees the obligation of ESC to make in orbit payments to the manufacturers of EchoStar IV and EchoStar VII. While in certain circumstances the dates on which ESC is obligated to make payments, and therefore the associated dates of EchoStar's guarantee obligations, could be delayed, the approximate maximum amount due under these agreements and guarantee obligations, absent delay, is $13 million during 2003, $11 million during 2004, $54 million from 2005 through 2013, $45 million in 2014, and $2 million in 2015.

Legal Proceedings

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

     The Court in the Alberta action denied EchoStar’s Motion to Dismiss, and EchoStar’s appeal of that decision. The Federal action has been stayed pending the outcome of the Alberta action. EchoStar intends to continue to vigorously defend the suit. During 2002 the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could adversely affect EchoStar’s defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     Distant Network Litigation

     Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third party programming provider. In

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

     In February 1999, the networks filed a Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled that lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although EchoStar does not know if they adhered to this schedule.

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

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice-amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002 remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the matter for trial. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, EchoStar filed a counterclaim against the networks asking the District Court to find that EchoStar is not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with EchoStar’s business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

to dismiss. However, in April 2003 the District Court granted the networks’ motion for summary judgment on EchoStar’s counterclaims.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with a small number of independent stations and station groups. Six of the original eight plaintiffs remain, including CBS and Fox, along with the associations affiliated with each of the four networks.

     The trial commenced on April 11, 2003 and concluded on April 25, 2003. Post trial motions and briefs were filed on May 5, 2003. The District Court could issue a decision at any time, but EchoStar cannot predict when the judge will rule. If the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of those subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. The judge could also, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

     While the plaintiffs had never previously alleged that EchoStar’s local network channel offerings violate copyright laws, during closing arguments on April 25, 2003, the plaintiffs asserted that the judge was required by statute to terminate the delivery by EchoStar of all network channels to all EchoStar subscribers, including both distant and local network channels, and prohibit all such sales by EchoStar in the future. Approximately 60% of EchoStar’s customers currently subscribe to at least one local or distant network channel and EchoStar’s business plans include the intention to increase the number of markets where it offers local network channels. If the judge prohibits the sale by EchoStar of all local and distant network channels, it would have a material adverse affect on EchoStar’s business. Several less severe results are also possible, and the judge could find that EchoStar has complied with all of its statutory obligations. It is not possible to predict with any degree of certainty how the judge will rule. It is likely that any decision by the District Court will be appealed by one or both parties.

     Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. EchoStar examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. The North Carolina case is stayed pending the appeal of the ITC action to the United States Court of Appeals for the Federal Circuit.

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims. A more recently filed Gemstar motion for summary judgment based generally on lack of standing has also been denied. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the `121 Patent which was also asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its infringement allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar is appealing the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offers to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

     During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. A settlement was subsequently reached with plaintiff’s counsel. The Court issued its preliminary approval of the settlement during October 2002 and issued its final approval of the settlement on March 7, 2003. As a result, this matter was concluded with no material impact on EchoStar’s business.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

     StarBand Shareholder Lawsuit

     On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. During October 2002, EchoStar, along with the other defendants, moved to dismiss the complaint. The motions have been briefed, argued, and submitted, and the Court has ordered limited jurisdictional discovery to proceed before the Court makes its final ruling on the motions to dismiss. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damage.

     Merger Related Proceedings

     On October 24, 2002, a purported shareholder filed a Shareholder’s Derivative Action against EchoStar and the current members of its Board of Directors and named EchoStar as a nominal defendant. The Plaintiff filed the action in the United States District Court of Clark County, Nevada. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to EchoStar’s agreement to (1) pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. No answer is due from the defendants, and all parties have entered into a stipulation allowing the defendants to answer only subject to 30-day notice from the plaintiff. EchoStar and the individual defendants intend to deny all liability and to defend this action vigorously. The Plaintiff has filed a Motion for Award of Attorneys Fees and the Court has ruled that it will hold an evidentiary hearing on that issue. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect EchoStar’s financial position or results of operations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

8. Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the following (in thousands):

	For the Three Months Ended
	March 31,

	2002	2003

Satellites	$28,258	$36,009
Digital Home Plan equipment	28,260	35,184
Furniture, fixtures and equipment	20,678	23,163
Other amortizable intangibles	2,991	2,432
Buildings and improvements	804	914
Tooling and other	546	464

	$81,537	$98,166

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

		EchoStar
		Technologies
	Dish Network	Corporation	All Other	Eliminations	Consolidated Total

Three Months Ending March 31, 2002
Revenue	$1,046,097	$29,289	$30,585	$(1,503)	$1,104,468
Net income (loss)	(44,568)	2,017	7,404	—	(35,147)
Three Months Ending March 31, 2003
Revenue	$1,314,317	$18,958	$27,797	$(2,024)	$1,359,048
Net income (loss)	55,210	(5,534)	8,241	—	57,917

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

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

     Total revenue. Total revenue for the three months ended March 31, 2003 was $1.359 billion, an increase of $255 million or 23% compared to the three months ended March 31, 2002. This increase was attributable to continued DISH Network subscriber growth and increased monthly average revenue per subscriber and was partially offset by our reduced price programming promotions.

     Subscription television services. Subscription television services revenue consists principally of revenue from basic, premium, local, international and pay-per-view subscription television services. Subscription television services revenue totaled $1.290 billion for the three months ended March 31, 2003, an increase of $274 million or 27% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber, discussed below. DISH Network added approximately 350,000 net new subscribers for the three months ended March 31, 2003 compared to approximately 335,000 net new subscribers added during the same period in 2002. As of March 31, 2003, we had approximately 8.53 million DISH Network subscribers compared to approximately 7.16 million at March 31, 2002, an increase of approximately 19%. Subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     Monthly average revenue per subscriber. Monthly average revenue per subscriber was approximately $51.48 during the three months ended March 31, 2003 and approximately $48.36 during the same period in 2002. This increase was primarily attributable to price increases and the increased availability of local channels by satellite. The increase was also attributable to the expiration of free programming promotions offered during the three months ended March 31, 2002 but not offered during the same period in 2003, and a reduction in the discounts we offered on programming packages during the three months ended March 31, 2003 as compared to the same period in 2002. Monthly average revenue per subscriber will be adversely affected in any future periods during which we reinstitute free programming promotions or expand our discounted programming promotions.

     Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     In April 2002, the FCC concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. If the FCC finds our subsequent remedial actions unsatisfactory, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn and a small reduction in average monthly revenue per subscriber.

     DTH equipment sales. DTH equipment sales consist of sales and maintenance of digital set-top boxes and other digital satellite broadcasting equipment by our ETC subsidiary to Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company, and sales of DBS accessories in the United States. For the three months ended March 31, 2003, DTH equipment sales totaled $41 million, a decrease of $16 million compared to the same period during 2002. This decrease principally resulted from a decrease in sales of digital set-top boxes to Bell ExpressVu as a result of reduced demand.

     Subscriber-related expenses. Subscriber-related expenses include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. Subscriber related expenses totaled $633 million during the three months ended March 31, 2003, an increase of $123 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represented 49% and 50% of Subscription television services revenues during the three months ended March 31, 2003 and 2002, respectively. The decrease in Subscriber-related expenses as a percentage of Subscription television services revenue primarily resulted from the increase in average revenue per subscriber discussed above and increased operating efficiencies.

     During the quarter ended March 31, 2003, we combined the line item on our Condensed Consolidated Statement of Operations captioned “Subscriber-related expenses” with the previously included line item captioned “Customer service center and other”. In addition, we have reclassified certain amounts between categories on the Condensed Consolidated Statement of Operations. All prior period amounts have been reclassified to conform with the current year presentation. None of these changes had any impact on “Operating income” during the three months ended March 31, 2002 and 2003.

     Satellite and transmission expenses. Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers and contracted satellite telemetry, tracking and control services. Satellite and transmission expenses totaled $16 million during the three months ended March 31, 2003, a $3 million increase compared to the same period in 2002. This increase primarily resulted from the launch of additional local markets. Satellite and transmission expenses totaled 1% of Subscription television services revenue during each of the three months ended March 31, 2003 and 2002. These expenses will increase as a result of our agreement with SES Americom (see Note 1 to the Condensed Consolidated Financial Statement for further discussion). These expenses could increase further in the future as additional satellites are placed in service, additional local markets are launched, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

     Cost of sales — DTH equipment. Cost of sales — DTH equipment principally includes costs associated with digital set-top boxes and related components sold to an international DTH operator, and sale of DBS accessories. Cost of sales — DTH equipment totaled $28 million during the three months ended March 31, 2003, a decrease of $11 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu. Cost of sales — DTH equipment represented 68% and 69% of DTH equipment sales during the three months ended March 31, 2003 and 2002, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Subscriber acquisition costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include “Cost of sales — subscriber promotion subsidies”, “Other subscriber promotion subsidies” and “Subscriber acquisition advertising” expenses. “Cost of sales — subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by EchoStar to subscribers. “Other subscriber promotion subsidies” includes net costs related to our free installation promotion and other promotional incentives. During the quarter ended March 31, 2003 certain amounts previously included in Subscriber Acquisition Costs were reclassified to Subscriber related expenses on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform with the current year presentation. None of these changes had any impact on “Operating income” during the three months ended March 31, 2002 and 2003.

     During the three months ended March 31, 2003, our subscriber acquisition costs totaled approximately $308 million, or approximately $448 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended March 31, 2002 totaled approximately $266 million, or approximately $430 per new subscriber activation. This increase is primarily attributable to an increase in sales pursuant to promotions under which customers receive equipment at reduced or no cost to the subscriber, as opposed to promotions where the subscriber leases our equipment. Our subscriber acquisition costs, both in the aggregate and on a per-new-subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions to respond to competition, or for other reasons.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $27 million and $77 million for the three months ended March 31, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $6 million and $12 million during the three months ended March 31, 2003 and 2002, respectively.

     General and administrative expenses. General and administrative expenses totaled $82 million during the three months ended March 31, 2003, an increase of $3 million compared to the same period in 2002. As a result of improving efficiencies and increased monthly average revenue per subscriber, General and administrative expenses represented 6% of Total revenue during the three months ended March 31, 2003 as compared to 7% during the three months ended March 31, 2002. During the quarter ended March 31, 2003, certain amounts previously included in General and administrative expenses were reclassified to Subscriber related expenses on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform with the current year presentation. None of these changes had any impact on “Operating income” during the three months ended March 31, 2002 and 2003.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During each of the three months ended March 31, 2003 and 2002 we recognized approximately $2 million of compensation under this performance-based plan. The remaining deferred compensation of $7 million as of March 31, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

     We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan (in thousands):

	Three Months Ended March 31,

	2002	2003

Subscriber related	$182	$90
Satellite and transmission	(554)	89
General and administrative	2,038	1,810

Total non-cash, stock-based compensation	$1,666	$1,989

     Options to purchase 8.7 million shares are outstanding as of March 31, 2003 and were granted with exercise prices equal to the market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.70. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2003 related to these long-term options. EchoStar will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Operating income (loss)” plus “Depreciation and amortization.” Effective January 1, 2003, we have revised our definition of EBITDA to include “Non-cash, stock-based compensation” expense. All prior year amounts conform with the current year presentation. EBITDA was $277 million during the three months ended March 31, 2003, compared to $177 million during the same period in 2002. This improvement was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

equipment subsidies compared to the same period in 2002, as well as a decrease in DTH equipment sales. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $27 million and $77 million during the three months ended March 31, 2003 and 2002, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

     The following table reconciles EBITDA to the accompanying financial statements:

	Three Months Ended March 31,

	2002	2003

Operating income	$95,279	$178,748
Depreciation and amortization	81,537	98,166

EBITDA	$176,816	$276,914

     It is important to note that EBITDA is a supplemental non-GAAP measure and does not represent cash provided or used by operating activities. EBITDA is used as a measurement of operating efficiency and overall financial performance and is believed to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expense totaled $98 million during the three months ended March 31, 2003, a $16 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and lease equipment and other additional depreciable assets placed in service during 2002 and 2003.

     Other Income and Expense. Other expense, net, totaled $116 million during the three months ended March 31, 2003, an improvement of $14 million compared to the same period in 2002. The improvement primarily resulted from a reduction in “Other” expense related to reduced net losses on marketable and non-marketable investment securities and reduced equity in losses of affiliates. This improvement was partially offset by $20 million of additional costs associated with the redemption of our 9 1/4% Senior Notes (see Note 1 to the Condensed Consolidated Financial Statements for further discussion) and a reduction in the amount of interest capitalized during the three months ended March 31, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite and ceases to be capitalized upon commercial operation of the satellite. Therefore, once EchoStar VII and EchoStar VIII commenced commercial operation during April 2002 and October 2002, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in interest expense which was partially offset by the cessation of interest costs related to our merger financing activities. “Interest income” decreased as a result of lower cash balances in 2003 as compared to 2002.

     Net income (loss). Net income was $58 million during the three months ended March 31, 2003, an increase of $93 million compared to the same period in 2002. The increase was primarily attributable to an increase in Operating income, the components of which are discussed above.

     Net income (loss) available (attributable) to common shareholders. Net income available to common shareholders was $58 million during the three months ended March 31, 2003, an increase of $155 million compared to the same period in 2002. The increase was primarily attributable to the improvement in Net income (loss) discussed above. In addition, Net income (loss) available (attributable) to common shareholders during the three months ended March 31, 2002 was negatively impacted by a one-time beneficial conversion feature charge associated with issuance of our Series D convertible preferred stock. Our Series D convertible preferred stock was subsequently repurchased during 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Net cash flows from operating activities. Net cash flows from operating activities includes net income or loss for the period, adjusted for certain non-cash items including, but not limited to, depreciation and amortization, realized and unrealized gains and losses on investments, deferred tax expense, non-cash, stock-based compensation and changes in assets and liabilities during the period. Net cash flows from operating activities does not include investing activities or financing activities, nor does it include certain charges relating to losses on investing or financing activities. Net cash flows from operating activities was $185 million and $192 million during the three months ended March 31, 2003 and 2002, respectively. Our condensed consolidated statements of cash flows detail the significant components of Net cash flows from operating activities.

     Purchases of property and equipment. Purchases of property and equipment were $60 million and $103 million during the three months ended March 31, 2003 and 2002, respectively. This decrease was primarily attributable to reduced spending on the construction of satellites and the capitalization of less equipment under our lease promotion during the three months ended March 31, 2003 as compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

     As of March 31, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $2.6 billion, including $143 million of cash reserved for satellite insurance and approximately $10 million of other restricted cash, compared to $2.8 billion, including $151 million of cash reserved for satellite insurance and $10 million of other restricted cash, as of December 31, 2002. For the three months ended March 31, 2003 and 2002, we reported net cash flows from operating activities of $185 million and $192 million, respectively.

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

     As of March 31, 2003, we recorded unrealized gains of approximately $30 million as a separate component of stockholders’ deficit. During the three months ended March 31, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2 million and established a new cost basis for these securities. This amount does not include realized gains of approximately $1 million on the sales of marketable investment securities. Our approximately $2.6 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $133 million as of March 31, 2003. During the three months ended March 31, 2003, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

     We also have made strategic equity investments in certain non-marketable investment securities. The securities of these companies are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the three months ended March 31, 2003, we did not record any impairment charges with respect to these instruments.

Subscriber Turnover

     Our percentage monthly churn for the three months ended March 31, 2003 was approximately 1.36%, compared to our percentage churn for the same period in 2002 of approximately 1.37%. We calculate percentage monthly churn by dividing the number of subscribers who terminate service during the month by total subscribers as of the beginning of the month. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different entities in the same or similar businesses. Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn. In addition, price increases, which were effective February 1, 2003, could also cause a temporary increase in churn. Increases in piracy or theft of our signal, or our competitors’ signals, could cause churn to increase in future periods. In April 2002, the FCC concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. If the FCC finds our subsequent remedial actions unsatisfactory, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn and a small reduction in average monthly revenue per subscriber. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber Acquisition Costs

     As previously described, we generally subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were approximately $448 per new subscriber activation during the three months ended March 31, 2003. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $27 million and $77 million for the three months ended March 31, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $6 million and $12 million during the three months ended March 31, 2003 and 2002, respectively.

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

Obligations and Future Capital Requirements

     The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. All of our eight in-orbit DBS satellites are currently owned by a direct subsidiary of EDBS. Insurance coverage is therefore required for at least four of our eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of March 31, 2003, cash reserved for satellite insurance totaled approximately $143 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

     During March 2003, one of our wholly-owned subsidiaries, EchoStar Satellite Corporation (“ESC”), entered into a satellite service agreement with SES Americom for all of the capacity on an FSS satellite to be located at the 105 degree west orbital location. This satellite is scheduled to be launched during the second half of 2004. ESC also agreed to lease all of the capacity on an existing in-orbit FSS satellite, at the 105 degree orbital location commencing later this year, and continuing in most circumstances until the new satellite is launched.

     ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered, high-speed internet services. In connection with the SES agreement, ESC paid $50 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location.

     In the event that ESC’s net long-term assets as of the end of any calendar quarter decline below a specified amount, EchoStar is required to guarantee the obligation of ESC to make monthly payments to SES Americom over the remainder of the ten year period following launch of the satellite. EchoStar also currently guarantees the obligation of ESC to make in orbit payments to the manufacturers of EchoStar IV and EchoStar VII. While in certain circumstances the dates on which ESC is obligated to make payments, and therefore the associated dates of EchoStar’s guarantee obligations, could be delayed, the approximate maximum amount due under these agreements and guarantee obligations, absent delay, is $13 million during 2003, $11 million during 2004, $54 million from 2005 through 2013, $45 million in 2014, and $2 million in 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     In addition to our DBS business plan, we have a business plan and authorized orbital slots for a two-satellite FSS Ku-band satellite system and a two-satellite FSS Ka-band satellite system. While there can be no assurance, one of those satellites EchoStar IX, a hybrid C/Ku/Ka-band satellite, is expected to be launched during the second half of 2003. Assuming sucssesful launch of EchoStar IX this year, we intend to add up to 100 channels of foreign language programming, test, verify and deliver future broadband initiatives, and provide additional service for Alaska and Hawaii.

     We currently own a 90% interest in VisionStar, Inc., (“VisionStar”) which holds a Ka-band FCC license at the 113 degree orbital location. We did not complete construction or launch of a VisionStar satellite by the applicable FCC milestone deadlines and have requested an extension of these milestones from the FCC. Failure to receive an extension, of which there can be no assurance, would render the license invalid. In the future, we may fund construction, launch and insurance of this and additional satellites through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available.

     We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance that we will be successful in achieving any or all of our goals. The amount of capital required to fund our 2003 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition, including capitalized costs associated with our lease promotion. Our capital expenditures will also vary depending on the number of satellites under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of continued general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

     From time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we have additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

     As of March 31, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $2.6 billion. Of that amount, a total of approximately $2.5 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

     Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the three months ended March 31, 2003 of approximately 2.4%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $6 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — continued

and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

     At March 31, 2003, all of the $2.5 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

     Included in our marketable securities portfolio balance is debt and equity of public and private companies for strategic and financial purposes. As of March 31, 2003, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $133 million. We may make additional strategic and financial investments in other debt and equity securities in the future.

     The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $6.7 million. The fair value of our strategic and financial debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $13.3 million decrease in the fair value of that portfolio.

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

     As of March 31, 2003, we recorded unrealized gains of approximately $30 million as a separate component of stockholders’ deficit. During the three months ended March 31, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $1 million on the sales of marketable investment securities. Our approximately $2.6 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $133 million as of March 31, 2003. During the three months ended March 31, 2003, our portfolio generally, and our strategic investments particularly, experienced and continue to experience, volatility. If the fair market value of our marketable securities portfolio does increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — continued

certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

     We also have made strategic equity investments in certain non-marketable investment securities. The securities of these companies are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the three months ended March 31, 2003, we did not record any impairment charges with respect to these instruments.

     As of March 31, 2003, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.6 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $165 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of March 31, 2003, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $43 million.

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

     The Court in the Alberta action denied our Motion to Dismiss, and our appeal of that decision. The Federal action has been stayed pending the outcome of the Alberta action. We intend to continue to vigorously defend the suit. During 2002 the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While we were not a party to that case, the ruling could adversely affect our defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

     In February 1999, the networks filed a Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled that lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

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

PART II — OTHER INFORMATION

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

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice-amended preliminary injunction order required us to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. We appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected our First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002 remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the matter for trial. In this order, the District Court denied certain of our outstanding motions to compel discovery as moot and granted the networks’ motion to compel. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, we filed a counterclaim against the networks asking the District Court to find that we are not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with our business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. However, in April 2003 the District Court granted the networks’ motion for summary judgment on our counterclaims.

     In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with a small number of independent stations and station groups. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. Six of the original eight plaintiffs remain, including CBS and Fox, along with the associations affiliated with each of the four networks.

     The trial commenced on April 11, 2003 and concluded on April 25, 2003. Post trial motions and briefs were filed on May 5, 2003. The District Court could issue a decision at any time, but we cannot predict when the judge will rule. If the District Court enters an injunction against us, the injunction could force us to terminate delivery of distant network channels to a substantial portion of our distant network subscriber base, which could also cause many of those subscribers to cancel their subscription to our other programming services. Any such terminations would result in a small reduction in our reported average monthly revenue per subscriber and could result in a temporary increase in churn. The judge could also, as one of many possible remedies, prohibit all future sales of distant network programming by us, which would have a material adverse affect on our business.

     While the plaintiffs had never previously alleged that our local network channel offerings violate copyright laws, during closing arguments on April 25, 2003, the plaintiffs asserted that the judge was required by statute to terminate the delivery by us of all network channels to all our subscribers, including both distant and local network channels, and prohibit all such sales by us in the future. Approximately 60% of our customers currently subscribe to at least one local or distant network channel and our business plans include the intention to increase the number of markets where we offer local network channels. If the judge prohibits the sale by us of all local and distant network channels, it would have a material adverse affect on our business. Several less severe results are also possible, and the judge could find that we have complied with all of our statutory obligations. It is not possible to predict with any degree of certainty how the judge will rule. It is likely that any decision by the District Court will be appealed by one or both parties.

PART II — OTHER INFORMATION

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. We examined this patent and believe that it is not infringed by any of our products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. The North Carolina case is stayed pending the appeal of the ITC action to the United States Court of Appeals for the Federal Circuit.

     In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss our antitrust claims. A more recently filed Gemstar motion for summary judgment based generally on lack of standing has also been denied. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services.

     In February 2001, Gemstar filed patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the `121 Patent which was also asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its infringement allegations regarding United States Patent No. 5,252,066 with respect to which we had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and us) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar is appealing the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. Based upon our review of these patents, and based upon the ITC’s decision, we continue to believe that these patents are not infringed by any of our products or services. We intend to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

     During 2000, Superguide Corp. (“Superguide”) also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We examined these patents

PART II — OTHER INFORMATION

and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. We will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is too early to make an assessment of the probable outcome of the suits.

California Actions

     A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. A settlement was subsequently reached with plaintiff’s counsel. The Court issued its preliminary approval of the settlement during October 2002 and issued its final approval of the settlement on March 7, 2003. As a result, this matter was concluded with no material impact on our business.

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

StarBand Shareholder Lawsuit

     On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. During October 2002, EchoStar, along with the other defendants, moved to dismiss the complaint. The motions have been briefed, argued, and submitted, and the Court has ordered limited jurisdictional discovery to proceed before the Court makes its final ruling on the motions to dismiss. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Merger Related Proceedings

     On October 24, 2002, a purported shareholder filed a Shareholder’s Derivative Action against us and the current members of our Board of Directors and named us as a nominal defendant. The plaintiff filed the action in the United States District Court of Clark County, Nevada. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not

PART II — OTHER INFORMATION

completed by January 21, 2003. No answer is due from the defendants, and all parties have entered into a stipulation allowing the defendants to answer only subject to 30-day notice from the plaintiff. We and the individual defendants intend to deny all liability and to defend this action vigorously. The Plaintiff has filed a Motion for Award of Attorneys Fees and the Court has ruled that it will hold an evidentiary hearing on that issue. It is too early to make an assessment of the probable outcome of the Motions or to determine the extent of any potential liability or damages.

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

     The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003. We are expecting to complete presentation of evidence supporting our total loss claim in May of this year. The arbitration will then adjourn and resume this fall. The parties to the London arbitration are currently negotiating the schedule for a hearing, and, while there can be no assurance, we anticipate that the hearing date in that proceeding will be set for later in 2003. There can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

     In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions is unlikely to materially affect our financial position or results of operations.

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation.***

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

(b)	Reports on Form 8-K.

     On February 5, 2003, we filed a Current Report on Form 8-K to report that our subsidiary, EchoStar DBS Corporation, completed the previously announced repurchase of all of its 9 1/4% Senior Notes due 2006. The redemption occurred three years early in accordance with EchoStar DBS Corporation’s early redemption right.

     On March 4, 2003, we filed a Current Report on Form 8-K in connection with the filing of our Annual Report on Form 10-K for the period ended December 31, 2002 stating that our Chief Executive Officer and our Chief Financial Officer certified our report pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 6, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ Michael R. McDonnell

Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation.***

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.