Form 10-Q
period 2003-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 2003-08-13
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 8, 2003, the Registrant’s outstanding common stock consisted of 245,815,642 shares of Class A Common Stock and 238,435,208 Shares of Class B Common Stock.

PART I — FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements		i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - December 31, 2002 and June 30, 2003 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2003 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2003 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K	41

Signatures		42

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors may enter the subscription television business and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and could be pirated in the future; pirating could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in orbit satellites and we may be unable to settle outstanding claims with insurers;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail and our satellites may fail prematurely in orbit;

•	service interruptions arising from technical anomalies on satellites or on ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties;

•	the September 11, 2001 terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission.

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

i

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of

	December 31,	June 30,
	2002	2003

Assets
Current Assets:
Cash and cash equivalents	$1,483,078	$1,151,967
Marketable investment securities	1,203,917	1,521,280
Trade accounts receivable, net of allowance for uncollectible accounts of $27,649 and $24,262, respectively	329,020	325,133
Insurance receivable	106,000	106,000
Inventories	150,290	151,816
Other current assets	47,212	59,661

Total current assets	3,319,517	3,315,857
Restricted cash	9,972	9,982
Cash reserved for satellite insurance	151,372	135,222
Property and equipment, net	1,974,516	1,924,352
FCC authorizations, net	696,409	696,409
Other noncurrent assets	108,799	151,171

Total assets	$6,260,585	$6,232,993

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$264,813	$321,503
Deferred revenue	443,757	477,313
Accrued expenses	923,217	894,456
Current portion of long-term obligations	13,432	13,501

Total current liabilities	1,645,219	1,706,773

Long-term obligations, net of current portion:
9 1/4% Seven Year Notes (Note 7)	375,000	—
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
4 7/8% Convertible Notes	1,000,000	1,000,000
5 3/4% Convertible Notes	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	33,621	33,964
Long-term deferred distribution and carriage payments and other long-term liabilities	87,383	96,728

Total long-term obligations, net of current portion	5,821,004	5,455,692

Total liabilities	7,466,223	7,162,465
Commitments and Contingencies (Note 8)
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 242,539,709 and 245,743,730 shares issued and outstanding, respectively	2,425	2,458
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C Common Stock, $.01 par value, 800,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	1,706,731	1,732,831
Non-cash, stock-based compensation	(8,657)	(4,662)
Accumulated other comprehensive income	6,197	65,525
Accumulated deficit	(2,914,718)	(2,728,008)

Total stockholders’ deficit	(1,205,638)	(929,472)

Total liabilities and stockholders’ deficit	$6,260,585	$6,232,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Revenue:
Subscription television services	$1,071,845	$1,340,601	$2,087,902	$2,630,712
Other subscriber-related revenue	7,843	2,440	10,670	5,474
DTH equipment sales	68,140	50,761	125,190	91,542
Other	20,856	20,765	49,390	45,887

Total revenue	1,168,684	1,414,567	2,273,152	2,773,615
Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	542,454	654,699	1,052,355	1,287,525
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9)	15,150	16,315	28,637	32,341
Cost of sales — DTH equipment	44,103	33,484	83,479	61,355
Cost of sales — other	9,969	12,204	26,170	25,059
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 9)	80,767	96,884	181,702	220,882
Other subscriber promotion subsidies	138,002	148,892	271,372	299,529
Subscriber acquisition advertising	31,407	39,925	65,128	73,477
General and administrative	70,254	89,089	149,249	171,469
Non-cash, stock-based compensation	2,169	(217)	3,835	1,772
Depreciation and amortization (Note 9)	87,981	100,299	169,518	198,465

Total costs and expenses	1,022,256	1,191,574	2,031,445	2,371,874

Operating income	146,428	222,993	241,707	401,741
Other Income (Expense):
Interest income	29,336	14,959	59,139	30,475
Interest expense, net of amounts capitalized	(116,272)	(107,715)	(245,515)	(238,216)
Change in valuation of contingent value rights	(8,839)	—	(5,378)	—
Other	(3,358)	1,713	(37,580)	1,099

Total other income (expense)	(99,133)	(91,043)	(229,334)	(206,642)

Income before income taxes	47,295	131,950	12,373	195,099
Income tax provision, net	(10,294)	(3,157)	(10,519)	(8,389)

Net income	37,001	128,793	1,854	186,710
Accretion of Series D Convertible Preferred Stock	—	—	(61,860)	—

Numerator for basic and diluted income (loss) per share — income (loss) available (attributable) to common shareholders	$37,001	$128,793	$(60,006)	$186,710

Denominator for basic income (loss) per share — weighted-average common shares outstanding	480,405	483,372	480,070	482,241

Denominator for diluted income (loss) per share — weighted-average common shares outstanding	544,130	488,385	480,070	487,557

Net income (loss) per common share:
Basic net income (loss)	$0.08	$0.27	$(0.12)	$0.39

Diluted net income (loss)	$0.07	$0.26	$(0.12)	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2002	2003

Cash Flows From Operating Activities:
Net income	$1,854	$186,710
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	169,518	198,465
Equity in losses (earnings) of affiliates	8,012	(111)
Change in valuation of contingent value rights	5,378	—
Realized and unrealized loss on investments	26,408	38
Non-cash, stock-based compensation recognized	3,835	1,772
Deferred tax expense (benefit)	5,454	(2,371)
Recognition of bridge commitment fees from reduction of bridge financing commitments	14,864	—
Amortization of debt discount and deferred financing costs	5,883	8,036
Change in long-term assets	—	(51,333)
Change in long-term deferred distribution and carriage payments and other long-term liabilities	16,656	(2,872)
Other, net	(783)	4,863
Changes in current assets and current liabilities, net	109,780	90,065

Net cash flows from operating activities	366,859	433,262
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,775,555)	(2,121,902)
Sales of marketable investment securities	2,556,074	1,858,783
Purchases of property and equipment	(244,585)	(157,289)
Cash reserved for satellite insurance	(59,680)	—
Change in cash reserved for satellite insurance due to depreciation on related satellites	14,226	16,140
Capitalized merger-related costs	(10,645)	—
Other	(892)	780

Net cash flows from investing activities	(521,057)	(403,488)
Cash Flows From Financing Activities:
Net proceeds from issuance of Series D Convertible Preferred Stock	1,483,477	—
Redemption of 9 1/4% Senior Notes (Note 7)	—	(375,000)
Repayments of mortgage indebtedness and notes payable	(447)	(1,089)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to Employee Stock Purchase Plan	6,711	15,204
Other	(221)	—

Net cash flows from financing activities	1,489,520	(360,885)

Net increase (decrease) in cash and cash equivalents	1,335,322	(331,111)
Cash and cash equivalents, beginning of period	1,677,889	1,483,078

Cash and cash equivalents, end of period	$3,013,211	$1,151,967

Supplemental Disclosure of Cash Flow Information:
Forfeitures of deferred non-cash, stock-based compensation	$5,520	$2,394

Capitalized interest	$14,838	$4,591

Satellite vendor financing	$15,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

Principal Business

The operations of EchoStar Communications Corporation (“ECC,” and together with its subsidiaries, “EchoStar,” the “Company,” “we,” “us,” and/or “our”) include two interrelated business units:

•	The DISH Network — which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC-allocated DBS spectrum, nine in-orbit satellites (“EchoStar I” through “EchoStar IX”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and disclosures thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Actual results could differ from those estimates.

During the three months ended June 30, 2003, we recorded a reduction to Cost of sales — subscriber promotion subsidies of approximately $34.4 million primarily related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Six Months
	Ended June 30,

	2002	2003

	(In thousands)
Net Income	$1,854	$186,710
Foreign currency translation adjustments	—	211
Unrealized holding gains (losses) on available-for-sale securities arising during period	(41,344)	57,151
Reclassification adjustment for impairment losses on available-for-sale securities included in net income	9,765	1,966

Comprehensive income (loss)	$(29,725)	$246,038

Accumulated other comprehensive income (loss) presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

Basic and Diluted Earnings (Loss) Per Share

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

We recorded a net loss attributable to common shareholders for the six month period ending June 30, 2002. Therefore, common stock equivalents and convertible securities are excluded from the computation of diluted earnings (loss) per share for that period since the effect of including them is anti-dilutive. Since we reported net income attributable to common shareholders for the three month periods ending June 30, 2003 and 2002 and for the six month period ending June 30, 2003, the potential dilution from stock options exercisable into common stock for these periods was computed using the treasury stock method based on the average fair market value of the Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Denominator for basic income (loss) per share — weighted-average common shares outstanding	480,405	483,372	480,070	482,241
Dilutive impact of options outstanding	6,120	5,013	—	5,316
Dilutive impact of Series D Convertible Preferred Stock	57,605	—	—	—

Denominator for diluted income (loss) per share — weighted-average diluted common shares outstanding	544,130	488,385	480,070	487,557

As of June 30, 2002 and 2003, options to purchase a total of approximately 21.0 million and 18.4 million shares of Class A common stock were outstanding, respectively. The 4 7/8% Convertible Subordinated Notes and the 5 3/4% Convertible Subordinated Notes were convertible into approximately 22.0 million shares and 23.1 million shares of Class A common stock, respectively, for both the periods ended June 30, 2002 and 2003. The convertible notes are

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

not included in the diluted EPS calculation as the effect of the conversion of the notes would be anti-dilutive. Of the options outstanding as of June 30, 2003, approximately 8.3 million shares were outstanding under a long term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. As such, the long-term incentive options are not included in the diluted EPS calculation.

Accounting for Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the issuance of stock under our Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS No. 123”) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. We elected to not adopt FAS No. 123 for expense recognition purposes.

Pro forma information regarding net income and earnings per share is required by FAS No. 123 and Financial Accounting Standard No. 148, “Accounting and Disclosure of Stock-Based Compensation — Transition and Disclosure,” (“FAS No. 148”). Pro forma information has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by FAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. A value is not attributed to options that employees forfeit because they fail to satisfy specified service or performance related conditions. The following table, as required by FAS No. 148, illustrates the effect on net income (loss) and income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method prescribed by FAS No. 123 (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Net income (loss) available (attributable) to common shareholders, as reported	$37,001	$128,793	$(60,006)	$186,710
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2,169	(217)	3,835	1,772
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,834)	(6,972)	(13,210)	(13,207)

Pro forma net income (loss) available (attributable) to common shareholders, as reported	$32,336	$121,604	$(69,381)	$175,275

Basic income (loss) per share, as reported	$0.08	$0.27	$(0.12)	$0.39

Diluted income (loss) per share, as reported	$0.07	$0.26	$(0.12)	$0.38

Pro forma basic income (loss) per share	$0.07	$0.25	$(0.14)	$0.36

Pro forma diluted income (loss) per share	$0.06	$0.25	$(0.14)	$0.36

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three and six months ended June 30, 2002 and 2003.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Risk-free interest rate	4.40%	2.56%	4.93%	3.03%
Volatility factor	47.16%	38.16%	44.91%	39.09%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options	6 years	6 years	6 years	6 years
Weighted-average fair value of options granted	$12.68	$14.16	$13.55	$12.34

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

Non-cash, stock-based compensation

During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, that provided certain key employees with incentives including stock options. The table below shows the amount of compensation expense recognized under this performance-based plan for the three and six months ended June 30, 2002 and 2003. The expense decrease from prior year for both the three and six months is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $4.7 million as of June 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Subscriber related	$183	$(201)	$365	$(111)
Satellite and transmission	182	90	(372)	179
General and administrative	1,804	(106)	3,842	1,704

	$2,169	$(217)	$3,835	$1,772

In addition, options to purchase 8.3 million shares were outstanding as of June 30, 2003 and were granted with exercise prices equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001 pursuant to a separate long term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.85. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the six months ended June 30, 2003 related to these long-term options. We will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 governs arrangements involving multiple deliverables and how the related revenue should be measured and allocated to each deliverable. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. The implementation of this new EITF issue is not expected to have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of certain investments to determine if they are variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise shall discuss the following information in all financial statements issued after January 31, 2003: (i) the nature, purpose, size or activities of the variable interest entity and (ii) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. We implemented FIN 46 effective January 1, 2003. Implementation of FIN 46 did not have a material impact on our financial position or results of operations.

3. Marketable and Non-Marketable Investment Securities

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

As of June 30, 2003, we recorded unrealized gains of approximately $65.3 million as a separate component of stockholders’ deficit. During the six months ended June 30, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $2.0 million on sales of marketable investment securities. Our approximately $2.82 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $168.9 million as of June 30, 2003. During the six months ended June 30, 2003, our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the six months ended June 30, 2003, we did not record any impairment charges with respect to these instruments.

4. Inventories

Inventories consist of the following:

	As of

	December 31,	June 30,
	2002	2003

	(In thousands)
Finished goods — DBS	$104,769	$96,443
Raw materials	25,873	36,366
Finished goods — remanufactured and other	16,490	14,595
Work-in-process	7,964	7,558
Consignment	5,161	3,518
Reserve for excess and obsolete inventory	(9,967)	(6,664)

Inventories, net	$150,290	$151,816

5. Property and Equipment

EchoStar III

During June 2003, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. Operation of the satellite was quickly restored. Including the six transponder pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of fourteen transponders on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 transponders to provide redundancy, and can now operate a maximum of 30 transponders. We are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders), where EchoStar III is located.

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

EchoStar VIII

During 2002, two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. During March 2003, an additional thruster on EchoStar VIII experienced an anomalous event and is not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other nine thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround will require certain gyroscopes to be utilized for aggregate periods of time substantially in excess of their originally qualified limits. However, neither of these workarounds are expected to reduce the estimated design life of the satellite to less than 12 years. An investigation of the thruster anomalies including the development of additional workarounds for long term operations is continuing. None of these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally determined, there can be no assurance that these or future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During June and July 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of one of the solar arrays. The array is currently fully functional but rotating in a mode recommended by the satellite manufacturer which allows full rotation, but which is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Unless the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

Satellite Insurance

As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. EchoStar IV is currently located at the 157 degree orbital location.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered us a total of approximately $88.0 million, or 40.0% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and hearings were held for two weeks. The arbitration will resume on September 16, 2003. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

At the time we filed our claim in 1998, we recognized an initial impairment loss of $106.0 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. We will have to reduce the amount of this receivable if a final settlement is reached for less than this amount. In addition, during 1999, we recorded an impairment loss of approximately $16.0 million as a charge to earnings to further write-down the carrying value of the satellite.

As a result of the thermal and propulsion system anomalies, we reduced the estimated remaining useful life of EchoStar IV to approximately four years during January 2000. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

The indentures related to certain of EchoStar DBS Corporation’s (“EDBS”) senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites it owns or leases. Eight of our nine in-orbit satellites are currently owned by a direct subsidiary of EDBS. Insurance coverage is therefore required for at least four of EDBS’ eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of June 30, 2003, cash reserved for satellite insurance totaled approximately $135.2 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

6. Goodwill and Intangible Assets

As of December 31, 2002 and June 30, 2003, we had approximately $53.8 million of gross identifiable intangibles with related accumulated amortization of approximately $33.6 million and $38.7 million as of the end of each period, respectively. These identifiable intangibles primarily include acquired contracts and technology-based intangibles. Amortization of these intangible assets with an average finite useful life of approximately five years was about $2.6 million and $5.1 million for the three and six months ended June 30, 2003, respectively. We estimate that such amortization expense will aggregate approximately $10.0 million annually for the remaining useful life of these intangible assets of approximately 1.5 years. In addition, our business unit DISH Network had approximately $3.4 million of goodwill as of December 31, 2002 and June 30, 2003.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

7. Long-Term Debt

Effective February 1, 2003, EDBS redeemed all of its outstanding 9 1/4% Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375.0 million principal amount of the notes was repurchased at 104.625%, for a total of approximately $392.3 million. The premium paid of approximately $17.3 million, along with unamortized debt issuance costs of approximately $3.3 million, were recorded as charges to earnings as of February 1, 2003.

8. Commitments and Contingencies

Commitments

SES Americom

During March 2003, one of our wholly-owned subsidiaries, EchoStar Satellite Corporation (“ESC”), entered into a satellite service agreement with SES Americom for all of the capacity on a Fixed Satellite Service (“FSS”) satellite to be located at the 105 degree west orbital location. This satellite is scheduled to be launched during the second half of 2004. ESC also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing in most circumstances until the new satellite is launched.

ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered, high-speed internet services. In connection with the SES agreement, ESC paid $50.0 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch.

EchoStar X

During July 2003, we entered into a contract for the construction of EchoStar X, a high-powered DBS satellite. Construction is expected to be completed during 2005. With spot-beam capacity, EchoStar X will provide back up protection for our existing local channel offerings, and could allow DISH Network to offer other value added services.

Satellite-Related Obligations

As a result of our recent agreements with SES Americom, and for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. While in certain circumstances the dates on which we are obligated to make these payments could be delayed, the aggregate amount due under all of our existing satellite-related contracts including satellite construction and launch, satellite leases, in-orbit payments to satellite manufacturers and tracking, telemetry and control payments is expected to be approximately $48.0 million for the remainder of 2003, $79.0 million during 2004, $87.0 million during 2005, $72.0 million during 2006, $57.0 million during 2007 and similar amounts in subsequent years. These amounts will increase further when we procure and commence payments for the launch of EchoStar X, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Legal Proceedings

WIC Premium Television Ltd.

During July 1998, a lawsuit was filed by WIC Premium Television Ltd. (“WIC”), an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and certain EchoStar subsidiaries.

During September 1998, WIC filed another lawsuit in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against certain defendants, including us. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing satellite receivers into Canada and from activating satellite receivers located in Canada to receive programming, together with damages in excess of $175.0 million.

The Court in the Alberta action denied our motion to dismiss, and our appeal of that decision. The Federal action has been dismissed by the federal court. The Alberta action is pending. We intend to continue to vigorously defend the suit. During 2002, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While we were not a party to that case, the ruling could adversely affect our defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Distant Network Litigation

Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24, an independent third party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to find that our method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. While the networks did not claim monetary damages and none were awarded, they are seeking attorney fees in excess of $6.0 million. It is too early to make an assessment of the probable outcome of the plaintiff’s fee petition or to determine the extent of any potential liability.

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with a small number of independent stations and station groups. We were unable to reach a settlement with six of the original eight plaintiffs — CBS, Fox, or the associations affiliated with each of the four networks.

The trial commenced on April 11, 2003 and concluded on April 25, 2003. On June 10, 2003, the Court issued its final judgment. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused.

However, the District Court’s injunction does require us to use a computer model to requalify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels, to none-the-less receive those channels by satellite. Further, even though the SHVIA provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

While we are pleased the District Court did not provide the relief sought by the plaintiffs, we believe the District Court made a number of errors and have filed a notice of appeal of the District Court’s decision. We have also asked the Court of Appeals to stay, until our appeal is decided, the current September 22, 2003 date by which EchoStar has been ordered to terminate distant network channels to all subscribers impacted by the District Court’s decision. The Court of Appeals has indicated it will rule on our request for a stay on or before August 15, 2003. It is not possible to predict how the Court of Appeals will rule on our stay, or how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals does not stay the lower court’s ruling, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we can not predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. Termination of distant network programming to subscribers would result in a reduction in ARPU of no more than $0.30 per subscriber per month. While there can be no assurance, we do not expect that those terminations would result in any more than a one percentage point increase in our otherwise anticipated churn over the course of the next 12 months.

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

In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s motion to dismiss our antitrust claims. In January 2003, the Court denied a more recently filed Gemstar motion for summary judgment based generally on lack of standing. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 (“the ‘713 patent”) and 5,915,068 (“the ‘068 patent”, which is expired). These patents relate to on-screen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services. The Court recently granted our motion to dismiss the ‘713 patent for lack of standing.

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

During 2000, Superguide Corp. (“Superguide”) also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. We will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is too early to make an assessment of the probable outcome of the suits.

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

State Investigation

During April 2002, two state attorneys general commenced a civil investigation concerning certain of our business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states alleged failure to comply with consumer protection laws based on our call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. We cooperated fully in the investigation. During May 2003, we entered into an Assurance of Voluntary Compliance with the states which ended their investigation. The states have released all claims related to the matters investigated. We made a settlement payment of approximately $5.0 million during the second quarter of 2003 pursuant to the Assurance.

Retailer Class Actions

We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

discovery to enable them to respond to our motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss for lack of personal jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. The parties’ written briefs have been filed and oral argument was heard by the Court on August 4, 2003. It is not possible to make a firm assessment of the probable outcome of the appeals or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. On July 28, 2003 the Court granted the defendants’ motion to dismiss on all counts. We do not know if Plaintiffs will appeal the Court’s decision.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of our Board of Directors in the United States District Court of Clark County, Nevada and naming us as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit. The plaintiff has filed a motion for attorney’s fees. It is not possible to make an assessment of the probable outcome of the outstanding motions or to determine the extent of any potential liability or damages.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

9. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Satellites	$31,946	$36,003	$60,204	$72,012
Digital Home Plan equipment	30,524	37,635	58,784	72,819
Furniture, fixtures and equipment	21,355	22,808	42,034	45,971
Other amortizable intangibles	2,667	2,638	5,659	5,070
Buildings and improvements	830	910	1,634	1,824
Tooling and other	659	305	1,203	769

Depreciation and amortization expense	$87,981	$100,299	$169,518	$198,465

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or digital home plan equipment.

10. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two business units, DISH Network and ETC. The All other category consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Revenue
DISH Network	$1,111,200	$1,366,490	$2,157,297	$2,680,807
ETC	35,336	25,742	64,625	44,700
All other	23,588	24,787	54,173	52,584
Eliminations	(1,440)	(2,452)	(2,943)	(4,476)

Total revenue	$1,168,684	$1,414,567	$2,273,152	$2,773,615

Net income
DISH Network	$25,882	$122,683	$(18,686)	$177,893
ETC	6,052	(381)	8,069	(5,915)
All other	5,067	6,491	12,471	14,732
Eliminations	—	—	—	—

Total net income	$37,001	$128,793	$1,854	$186,710

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

11. Subsequent Events

SBC Agreement

During July 2003, we announced an agreement with SBC Communications, Inc. to co-brand our DISH Network service with SBC Communications’ telephony, high-speed data and other communications services. SBC Communications will market the bundled service, including integrated order-entry, customer service and billing, which is expected to be available to consumers in early 2004.

Pursuant to the agreement, SBC Communications will purchase set-top box equipment from us to sell to bundled service customers. SBC Communications also may choose to outsource installation and certain customer service functions to us for a fee. As part of the agreement, SBC Communications will pay us development and implementation fees for, among other things, product development and integration.

SBC Convertible Subordinated Note

On July 21, 2003, we issued and sold a $500.0 million 3.0% convertible subordinated note due 2010 to SBC Communications in a privately negotiated transaction. The note is an unsecured obligation convertible into approximately 6.87 million shares of our Class A Common Stock at the option of SBC at $72.82 per share, subject to adjustment in certain circumstances. Commencing July 21, 2008, we may redeem, and SBC may require us to purchase, all or a portion of the note without premium.

Partial Redemption of 9 1/8% Senior Notes

On August 4, 2003, EDBS elected to redeem $245.0 million principal amount of its 9 1/8% Senior Notes due 2009, fully exercising its optional partial redemption right. The outstanding principal amount of the notes after the redemption will be $455.0 million. In accordance with the terms of the indenture governing the notes, the $245.0 million principal amount of the notes will be redeemed effective September 3, 2003, at 109.125% of the principal amount, for a total of approximately $267.4 million. Interest on the notes will be paid through the September 3, 2003 redemption date.

EchoStar IX

EchoStar IX was successfully launched on August 7, 2003. Assuming successful completion of on orbit check out, EchoStar IX will be located at the 121 degree orbital location. Its 32 Ku-band transponders are expected to provide additional video service choices for DISH Network subscribers utilizing a new specially-designed dish. EchoStar IX is also equipped with two Ka-band transponders which we intend to utilize to confirm the commercial viability of direct-to-home Ka-band video and data services.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Principal Business

The operations of EchoStar Communications Corporation (“ECC”, and together with its subsidiaries or referring to particular subsidiaries in certain circumstances, “EchoStar”, the “Company”, “we”, “us”, and/or “our”) include two interrelated business units:

•	The DISH Network — which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC-allocated DBS spectrum, nine in-orbit satellites (“EchoStar I” through “EchoStar IX”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002.

Total revenue. Total revenue for the three months ended June 30, 2003 was $1.41 billion, an increase of $245.9 million or 21.0% compared to the three months ended June 30, 2002. This increase was attributable to continued DISH Network subscriber growth and increased monthly average revenue per subscriber. The increase was partially offset by a decrease in DTH equipment sales, discussed below.

Subscription television services. Subscription television services revenue consists principally of revenue from basic, premium, local, international and pay-per-view subscription television services. Subscription television services revenue totaled $1.34 billion for the three months ended June 30, 2003, an increase of $268.8 million or 25.1% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber, discussed below. DISH Network added approximately 270,000 net new subscribers for the three months ended June 30, 2003 compared to approximately 295,000 net new subscribers added during the same period in 2002. As of June 30, 2003, we had approximately 8.80 million DISH Network subscribers compared to approximately 7.46 million at June 30, 2002, an increase of approximately 18.0%. Subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

Monthly average revenue per subscriber. Monthly average revenue per subscriber was approximately $51.60 during the three months ended June 30, 2003 and approximately $48.85 during the same period in 2002. This increase was attributable to price increases in March 2003 and a reduction in the amount of free and discounted programming offered during the three months ended June 30, 2003 compared to the same period in 2002. This increase was also attributable to an increase in the number of subscribers with multiple set-top boxes. Monthly average revenue per subscriber will be adversely affected in any future periods to the extent we continue our free programming promotions or expand our discounted programming promotions.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. Particularly, but without limitation, in the event the Court of Appeals does not stay the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

attempt to assist subscribers in arranging alternative means to receive network channels. Termination of distant network programming to subscribers would result in a reduction in ARPU of no more than $0.30 per subscriber per month.

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

DTH equipment sales. DTH equipment sales consist of sales of digital set-top boxes by our ETC subsidiary to Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. DTH equipment sales also include sales of DBS accessories in the United States. For the three months ended June 30, 2003, DTH equipment sales totaled $50.8 million, a decrease of $17.4 million compared to the same period during 2002. This decrease resulted from a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories.

Subscriber-related expenses. Subscriber-related expenses include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. Subscriber-related expenses totaled $654.7 million during the three months ended June 30, 2003, an increase of $112.2 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represent 48.8% and 50.6% of Subscription television services revenues during the three months ended June 30, 2003 and 2002, respectively. The decrease in Subscriber-related expenses as a percentage of Subscription television services revenue primarily resulted from the increase in monthly average revenue per subscriber discussed above and increased operating efficiencies.

During the three months ended March 31, 2003, we combined the line item on our Condensed Consolidated Statement of Operations captioned Subscriber-related expenses with the previously included line item captioned Customer service center and other. In addition, at that time we reclassified certain amounts between categories on the Condensed Consolidated Statement of Operations. All prior period amounts have been reclassified to conform to the current year presentation. None of these changes had any impact on Operating income or Net income.

Satellite and transmission expenses. Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers and contracted satellite telemetry, tracking and control services. Satellite and transmission expenses totaled $16.3 million during the three months ended June 30, 2003, a $1.2 million increase compared to the same period in 2002. This increase primarily resulted from the launch of additional local markets. Satellite and transmission expenses totaled 1.2% and 1.4% of Subscription television services revenue during each of the three months ended June 30, 2003 and 2002, respectively. These expenses will increase in future periods as a result of our agreement with SES Americom (see Note 8 to the Condensed Consolidated Financial Statements for further discussion). These expenses could increase further in the future as additional satellites are placed in service, additional local markets are launched, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

Cost of sales — DTH equipment. Cost of sales — DTH equipment principally includes costs associated with digital set-top boxes and related components sold to an international DTH operator and sales of DBS accessories. Cost of sales — DTH equipment totaled $33.5 million during the three months ended June 30, 2003, a decrease of $10.6 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories. Cost of sales — DTH equipment represented 66.0% and 64.7% of DTH equipment sales during the three months ended June 30, 2003 and 2002, respectively. The increase in this expense to revenue ratio is primarily attributable to a non-recurring reduction in the cost of DTH equipment of approximately $1.5 million during the three months ended June 30, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber acquisition costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include Cost of sales — subscriber promotion subsidies, Other subscriber promotion subsidies and Subscriber acquisition advertising expenses. Cost of sales — subscriber promotion subsidies includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers. Other subscriber promotion subsidies includes net costs related to our free installation promotion and other promotional incentives. During the three months ended March 31, 2003, certain amounts previously included in Subscriber acquisition costs were reclassified to Subscriber related expenses on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform with the current year presentation. None of these changes had any impact on Operating income or Net income.

During the three months ended June 30, 2003, our subscriber acquisition costs totaled approximately $285.7 million, or approximately $408 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended June 30, 2002 totaled approximately $248.3 million, or approximately $386 per new subscriber activation. This increase is primarily attributable to an increase in sales pursuant to promotions under which subscribers receive equipment at reduced or no cost, as opposed to promotions where the subscriber leases our equipment. This increase is also attributable to an increase in acquisition marketing compared to the same period in 2002. Subscriber acquisition costs during the three months ended June 30, 2003 include a benefit of approximately $34.4 million primarily related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement. Subscriber acquisition costs during the same period in 2002 include an adjustment of approximately $16.8 million resulting from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. Our subscriber acquisition costs, both in the aggregate and on a per-new-subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions to respond to competition, or for other reasons.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $28.8 million and $88.9 million for the three months ended June 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $5.3 million and $9.3 million during the three months ended June 30, 2003 and 2002, respectively.

General and administrative expenses. General and administrative expenses totaled $89.1 million during the three months ended June 30, 2003, an increase of $18.8 million compared to the same period in 2002. This increase was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. General and administrative expenses represented 6.3% of Total revenue during the three months ended June 30, 2003 as compared to 6.0% during the three months ended June 30, 2002.

During the three months ended March 31, 2003, certain amounts previously included in General and administrative expenses were reclassified to Subscriber-related expenses on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform to the current year presentation. None of these changes had any impact on Operating income or Net income.

Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the three months ended June 30, 2003 and 2002, we recognized approximately ($0.2) million and $2.2 million, respectively, of compensation under this performance-based plan. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $4.7 million as of June 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Three Months
	Ended June 30,

	2003	2002

	(In thousands)
Subscriber-related	$(201)	$183
Satellite and transmission	90	182
General and administrative	(106)	1,804

	$(217)	$2,169

In addition, options to purchase 8.3 million shares were outstanding as of June 30, 2003 and were granted with exercise prices equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001 pursuant to a separate long-term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.85. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended June 30, 2003 related to these long-term options. We will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as Net income (loss) plus net Interest expense, Taxes and Depreciation and amortization. Effective January 1, 2003, we include Non-cash, stock-based compensation expense in our definition of EBITDA. Effective April 1, 2003, we include Other income and expense items and Change in valuation of contingent value rights in our definition of EBITDA. All prior amounts conform to the current presentation. EBITDA was $325.0 million during the three months ended June 30, 2003, compared to $222.2 million during the same period in 2002. This improvement was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in DTH equipment sales. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $28.8 million and $88.9 million during the three months ended June 30, 2003 and 2002, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to Net income (loss):

	For the Three Months
	Ended June 30,

	2003	2002

	(In thousands)
EBITDA	$325,005	$222,212
Less:
Interest expense, net	92,756	86,936
Income tax provision, net	3,157	10,294
Depreciation and amortization	100,299	87,981

Net income	$128,793	$37,001

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and is believed to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Depreciation and Amortization. Depreciation and amortization expense totaled $100.3 million during the three months ended June 30, 2003, a $12.3 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VIII in October 2002 and leased equipment and other depreciable assets placed in service during 2002 and 2003.

Other Income and Expense. Other expense, net, totaled $91.0 million during the three months ended June 30, 2003, an improvement of $8.1 million compared to the same period in 2002. This improvement is primarily attributable to a decrease in Interest expense of approximately $8.7 million related to the redemption of our 9 1/4% senior notes due 2006, during February 2003. This improvement was partially offset by a reduction in the amount of interest capitalized during the three months ended June 30, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite and ceases to be capitalized upon commercial operation of the satellite. Therefore, once EchoStar VIII commenced commercial operation during October 2002, we ceased capitalizing interest related to this satellite. The expensing of this previously capitalized interest resulted in an increase in Interest expense which was also partially offset by the cessation of interest costs related to our merger financing activities. Interest income decreased primarily as a result of lower cash balances in 2003 as compared to 2002. Change in valuation of contingent value rights decreased as a result of the repurchase of the Series D convertible preferred stock during December 2002.

Net income (loss). Net income was $128.8 million during the three months ended June 30, 2003, an increase of $91.8 million compared to the same period in 2002. The increase was primarily attributable to an increase in Operating income and a decrease in Other income and expense, the components of which are discussed above.

Net income (loss) available (attributable) to common shareholders. Net income available to common shareholders was $128.8 million during the three months ended June 30, 2003, an increase of $91.8 million compared to the same period in 2002. The increase was primarily attributable to the improvement in Net income (loss) discussed above.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

Total revenue. Total revenue for the six months ended June 30, 2003 was $2.77 billion, an increase of $500.5 million or 22.0% compared to the six months ended June 30, 2002. This increase was attributable to continued DISH Network subscriber growth and increased monthly average revenue per subscriber. The increase was partially offset by a decrease in DTH equipment sales, discussed below.

Subscription television services. Subscription television services revenue totaled $2.63 billion for the six months ended June 30, 2003, an increase of $542.8 million or 26.0% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber.

DTH equipment sales. For the six months ended June 30, 2003, DTH equipment sales totaled $91.5 million, a decrease of $33.6 million compared to the same period during 2002. This decrease resulted from a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber-related expenses. Subscriber-related expenses totaled $1.29 billion during the six months ended June 30, 2003, an increase of $235.2 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represented 48.9% and 50.4% of Subscription television services revenues during the six months ended June 30, 2003 and 2002, respectively. The decrease in Subscriber-related expenses as a percentage of Subscription television services revenue primarily resulted from the increase in monthly average revenue per subscriber discussed above and increased operating efficiencies.

Satellite and transmission expenses. Satellite and transmission expenses totaled $32.3 million during the six months ended June 30, 2003, a $3.7 million increase compared to the same period in 2002. This increase primarily resulted from the launch of additional local markets. Satellite and transmission expenses totaled 1.2% and 1.4% of Subscription television services revenue during the six months ended June 30, 2003 and 2002, respectively.

Cost of sales — DTH equipment. Cost of sales — DTH equipment totaled $61.4 million during the six months ended June 30, 2003, a decrease of $22.1 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories. Cost of sales — DTH equipment represented 67.0% and 66.7% of DTH equipment sales during the six months ended June 30, 2003 and 2002, respectively. The increase in this expense to revenue ratio is primarily attributable to a non-recurring reduction in the cost of DTH equipment of approximately $1.5 million during the six months ended June 30, 2002.

Subscriber acquisition costs. During the six months ended June 30, 2003, our subscriber acquisition costs totaled approximately $593.9 million, or approximately $428 per new subscriber activation. Comparatively, our subscriber acquisition costs during the six months ended June 30, 2002 totaled approximately $514.7 million, or approximately $407 per new subscriber activation. This increase is primarily attributable to an increase in sales pursuant to promotions under which customers receive equipment at reduced or no cost to the subscriber, as opposed to promotions where the subscriber leases our equipment. This increase is also attributable to an increase in acquisition marketing compared to the same period in 2002. Subscriber acquisition costs during the six months ended June 30, 2003 include a benefit of approximately $34.4 million primarily related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement. Subscriber acquisition costs during the same period in 2002 include an adjustment of approximately $16.8 million resulting from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $55.6 million and $165.5 million for the six months ended June 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $11.2 million and $20.8 million during the six months ended June 30, 2003 and 2002, respectively.

General and administrative expenses. General and administrative expenses totaled $171.5 million during the six months ended June 30, 2003, an increase of $22.2 million compared to the same period in 2002. This increase was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. General and administrative expenses represented 6.2% of Total revenue during the six months ended June 30, 2003 as compared to 6.6% during the six months ended June 30, 2002.

Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, that provided certain key employees with incentives including stock options. During the six months ended June 30, 2003 and 2002, we recognized approximately $1.8 million and $3.8 million, respectively, of compensation under this performance-based plan. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $4.7 million as of June 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
Subscriber-related	$(111)	$365
Satellite and transmission	179	(372)
General and administrative	1,704	3,842

	$1,772	$3,835

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as Net income (loss) plus net Interest expense, Taxes and Depreciation and amortization. Effective January 1, 2003, we include Non-cash, stock-based compensation expense in our definition of EBITDA. Effective April 1, 2003, we include Other income and expense items and Change in valuation of contingent value rights in our definition of EBITDA. All prior amounts conform to the current presentation. EBITDA was $601.3 million during the six months ended June 30, 2003, compared to $368.3 million during the same period in 2002. This improvement was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in DTH equipment sales. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $55.6 million and $165.5 million during the six months ended June 30, 2003 and 2002, respectively.

The following table reconciles EBITDA to Net income (loss):

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
EBITDA	$601,305	$368,267
Less:
Interest expense, net	207,741	186,376
Income tax provision, net	8,389	10,519
Depreciation and amortization	198,465	169,518

Net income	$186,710	$1,854

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and is believed to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Depreciation and Amortization. Depreciation and amortization expense totaled $198.5 million during the six months ended June 30, 2003, a $28.9 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and leased equipment and other depreciable assets placed in service during 2002 and 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Other Income and Expense. Other expense, net, totaled $206.6 million during the six months ended June 30, 2003, an improvement of $22.7 million compared to the same period in 2002. The improvement primarily resulted from a reduction in Other expense totaling $35.2 million related to reduced net losses on marketable and non-marketable investment securities and reduced equity in losses of affiliates. The improvement also resulted from a decrease of approximately $14.5 million in Interest expense as a result of the redemption of our 9 1/4% senior notes due 2006, during February 2003. This improvement was partially offset by $20.6 million of additional costs associated with the redemption of our 9 1/4% senior notes (see Note 7 to the Condensed Consolidated Financial Statements for further discussion) and a reduction in the amount of interest capitalized during the six months ended June 30, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite and ceases to be capitalized upon commercial operation of the satellite. Therefore, once EchoStar VII and EchoStar VIII commenced commercial operation during April 2002 and October 2002, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in Interest expense which was also partially offset by the cessation of interest costs related to our merger financing activities. Interest income decreased primarily as a result of lower cash balances in 2003 as compared to 2002. Change in valuation of contingent value rights decreased as a result of the repurchase of the Series D convertible preferred stock later during 2002.

Net income (loss). Net income was $186.7 million during the six months ended June 30, 2003, an increase of $184.9 million compared to the same period in 2002. The increase was primarily attributable to an increase in Operating income and a decrease in Other income and expense, the components of which are discussed above.

Net income (loss) available (attributable) to common shareholders. Net income available to common shareholders was $186.7 million during the six months ended June 30, 2003, an increase of $246.7 million compared to the same period in 2002. The increase was primarily attributable to the improvement in Net income (loss) discussed above. In addition, Net income (loss) available (attributable) to common shareholders during the six months ended June 30, 2002 was negatively impacted by a one-time beneficial conversion feature charge associated with issuance of our Series D convertible preferred stock. Our Series D convertible preferred stock was subsequently repurchased during December 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

As of June 30, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $2.82 billion, including $135.2 million of cash reserved for satellite insurance and approximately $10.0 million of other restricted cash, compared to $2.85 billion, including $151.4 million of cash reserved for satellite insurance and $10.0 million of other restricted cash, as of December 31, 2002. For the six months ended June 30, 2003 and 2002, we reported Net cash flows from operating activities of $433.3 million and $366.9 million, respectively.

Free Cash Flow

We define free cash flow as Net cash flows from operating activities less Purchases of property and equipment, as shown on our Condensed Consolidated Statements of Cash Flows. We believe free cash flow is an important metric because it measures during a given period the amount of cash generated that is available for debt obligations and investments other than purchases of property and equipment. Free cash flow is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for Operating income, Net income, Net cash flows from operating activities or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure of Net cash flows from operating activities because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it excludes cash required for debt service. Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Free cash flow was $276.0 million and $122.3 million for the six months ended June 30, 2003 and 2002, respectively. The increase of approximately $153.7 million from the same period in 2002 resulted from a decrease in Purchases of property and equipment of approximately $87.3 million and an increase in Net cash flows from operating activities of approximately $66.4 million. The decrease in Purchases of property and equipment was primarily attributable to reduced spending on the construction of satellites and the capitalization of less equipment under our lease promotion. The increase in Net cash flows from operating activities primarily related to an increase in net income for the six months ended June 30, 2003 compared to the same period in 2002 as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. This increase was partially offset by a decrease in the change in operating assets and liabilities compared to the same period in 2002, as well as the $50.0 million satellite deposit paid to SES Americom in 2003 (see Note 8 to the Condensed Consolidated Financial Statements for further discussion). The following table reconciles free cash flow to Net cash flows from operating activities.

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
Free cash flow	$275,973	$122,274
Add back:
Purchases of property and equipment	157,289	244,585

Net cash flows from operating activities	$433,262	$366,859

During the six months ended June 30, 2003 and 2002, free cash flow was positively impacted by material changes in operating assets and liabilities as shown in the Net cash flows from operating activities section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and receipts and inventory levels. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

Our free cash flow during the third quarter of 2003 will benefit from a non-recurring $30.0 million prepayment received for services to be provided to third parties, which will be substantially offset by expenditures related to services to be performed during the third and fourth quarters of 2003. Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. Particularly, but without limitation, in the event the Court of Appeals does not stay the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. Termination of distant network programming to subscribers would result in a reduction in ARPU of no more than $0.30 per subscriber per month. While there can be no assurance, we do not expect that those terminations would result in any more than a one percentage point increase in our otherwise anticipated churn over the course of the next 12 months. Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.

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

As of June 30, 2003, we recorded unrealized gains of approximately $65.3 million as a separate component of stockholders’ deficit. During the six months ended June 30, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million and established a new cost basis for these securities. This amount does not include realized gains of approximately $2.0 million on the sales of marketable investment securities. Our approximately $2.82 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $168.9 million as of June 30, 2003. During the six months ended June 30, 2003, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the six months ended June 30, 2003, we did not record any impairment charges with respect to these instruments.

Subscriber Turnover

Our percentage monthly churn for the six months ended June 30, 2003 was approximately 1.51%, compared to our percentage churn for the same period in 2002 of approximately 1.49%. We calculate percentage monthly churn by dividing the number of subscribers who terminate service during the month by total subscribers as of the beginning of the month. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different entities in the same or similar businesses. Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. Particularly, but without limitation, in the event the Court of Appeals does not stay the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels. However, we can not predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

channels. While there can be no assurance, we do not expect that those terminations would result in any more than a one percentage point increase in our otherwise anticipated churn over the course of the next 12 months.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause churn to increase in future periods. In addition, in April 2002, the FCC concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. If the FCC finds our subsequent remedial actions unsatisfactory, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn and a small reduction in average monthly revenue per subscriber. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber Acquisition Costs

As previously described, we generally subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were approximately $428 per new subscriber activation during the six months ended June 30, 2003. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $55.6 million and $165.5 million for the six months ended June 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $11.2 million and $20.8 million during the six months ended June 30, 2003 and 2002, respectively.

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

Obligations and Future Capital Requirements

The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. Eight of our nine in-orbit satellites are currently owned by a direct subsidiary of EDBS. Insurance coverage is therefore required for at least four of EDBS’ eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of June 30, 2003, cash reserved for satellite insurance totaled approximately $135.2 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

During March 2003, one of our wholly-owned subsidiaries, EchoStar Satellite Corporation (“ESC”), entered into a satellite service agreement with SES Americom for all of the capacity on an FSS satellite to be located at the 105 degree west orbital location. This satellite is scheduled to be launched during the second half of 2004. ESC also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing in most circumstances until the new satellite is launched. ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered, high-speed internet services. In connection with the SES agreement, ESC paid $50.0 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch.

During July 2003, we entered into a contract for the construction of EchoStar X, a high-powered DBS satellite. Construction is expected to be completed during 2005. With spot-beam capacity, EchoStar X will provide back up protection for our existing local channel offerings, and could allow DISH Network to offer other value added services.

In addition to our DBS business plan, we have a business plan and authorized orbital slots for a two-satellite FSS Ku-band satellite system and a two-satellite FSS Ka-band satellite system. EchoStar IX was successfully launched on August 7, 2003. Assuming successful completion of on orbit check out, EchoStar IX will be located at the 121 degree orbital location. Its 32 Ku-band transponders are expected to provide additional video service choices for DISH Network subscribers utilizing a new specially-designed dish. EchoStar IX is also equipped with two Ka-band transponders which we intend to utilize to confirm the commercial viability of direct-to-home Ka-band video and data services.

We currently own a 90.0% interest in VisionStar, Inc., (“VisionStar”) which holds a Ka-band FCC license at the 113 degree orbital location. We did not complete construction or launch of a VisionStar satellite by the applicable FCC milestone deadlines and have requested an extension of these milestones from the FCC. Failure to receive an extension, of which there can be no assurance, would render the license invalid. In the future, we may fund construction, launch and insurance of this and additional satellites through cash from operations, public or private debt or equity financing, joint ventures with others, or from other sources, although there is no assurance that such funding will be available.

As a result of our recent agreements with SES Americom, and for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. While in certain circumstances the dates on which we are obligated to make these payments could be delayed, the aggregate amount due under all of our existing satellite-related contracts including satellite construction and launch, satellite leases, in-orbit payments to satellite manufacturers and tracking, telemetry and control payments is expected to be approximately $48.0 million for the remainder of 2003, $79.0 million during 2004, $87.0 million during 2005, $72.0 million during 2006, $57.0 million during 2007 and similar amounts in subsequent years. These amounts will increase further when we procure and commence payments for the launch of EchoStar X, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

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

From time to time, we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we have additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of June 30, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $2.82 billion. Of that amount, a total of approximately $2.65 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2003 of approximately 2.4%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $6.2 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At June 30, 2003, all of the $2.65 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

Included in our marketable securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of June 30, 2003, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $168.9 million. We may make additional strategic and financial investments in other debt and equity securities in the future.

The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10.0% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $6.5 million. The fair value of our strategic and financial debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $16.9 million decrease in the fair value of that portfolio.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

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

As of June 30, 2003, we recorded unrealized gains of approximately $65.3 million as a separate component of stockholders’ deficit. During the six months ended June 30, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million, and established a new cost basis for these securities. This amount does not include realized gains of approximately $2.0 million on the sales of marketable investment securities. Our approximately $2.82 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $168.9 million as of June 30, 2003. During the six months ended June 30, 2003, our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the six months ended June 30, 2003, we did not record any impairment charges with respect to these instruments.

As of June 30, 2003, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.71 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $150.4 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2003, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $43.0 million.

We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

WIC Premium Television Ltd.

During July 1998, a lawsuit was filed by WIC Premium Television Ltd. (“WIC”), an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and certain EchoStar subsidiaries.

During September 1998, WIC filed another lawsuit in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against certain defendants, including us. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing satellite receivers into Canada and from activating satellite receivers located in Canada to receive programming, together with damages in excess of $175.0 million.

The Court in the Alberta action denied our motion to dismiss, and our appeal of that decision. The Federal action has been dismissed by the federal court. The Alberta action is pending. We intend to continue to vigorously defend the suit. During 2002, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While we were not a party to that case, the ruling could adversely affect our defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Distant Network Litigation

Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24, an independent third party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to find that our method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. While the networks did not claim monetary damages and none were awarded, they are seeking attorney fees in excess of $6.0 million. It is too early to make an assessment of the probable outcome of the plaintiff’s fee petition or to determine the extent of any potential liability.

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with a small

PART II — OTHER INFORMATION

number of independent stations and station groups. We were unable to reach a settlement with six of the original eight plaintiffs — CBS, Fox, or the associations affiliated with each of the four networks.

The trial commenced on April 11, 2003 and concluded on April 25, 2003. On June 10, 2003, the Court issued its final judgment. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused.

However, the District Court’s injunction does require us to use a computer model to requalify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels, to none-the-less receive those channels by satellite. Further, even though the SHVIA provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

While we are pleased the District Court did not provide the relief sought by the plaintiffs, we believe the District Court made a number of errors and have filed a notice of appeal of the District Court’s decision. We have also asked the Court of Appeals to stay, until our appeal is decided, the current September 22, 2003 date by which EchoStar has been ordered to terminate distant network channels to all subscribers impacted by the District Court’s decision. The Court of Appeals has indicated it will rule on our request for a stay on or before August 15, 2003. It is not possible to predict how the Court of Appeals will rule on our stay, or how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals does not stay the lower court’s ruling, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. Termination of distant network programming to subscribers would result in a reduction in ARPU of no more than $0.30 per subscriber per month. While there can be no assurance, we do not expect that those terminations would result in any more than a one percentage point increase in our otherwise anticipated churn over the course of the next 12 months.

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

In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s motion to dismiss

PART II — OTHER INFORMATION

our antitrust claims. In January 2003, the Court denied a more recently filed Gemstar motion for summary judgment based generally on lack of standing. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 (“the `713 patent”) and 5,915,068 (“the `068 patent”, which is expired). These patents relate to on-screen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services. The Court recently granted our motion to dismiss the `713 patent for lack of standing.

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

During 2000, Superguide Corp. (“Superguide”) also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. We will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is too early to make an assessment of the probable outcome of the suits.

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

State Investigation

During April 2002, two state attorneys general commenced a civil investigation concerning certain of our business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states alleged failure to comply with consumer protection laws based on our call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. We cooperated fully in the investigation. During May 2003, we entered into an Assurance of Voluntary Compliance with the states which ended their investigation. The states have released all claims related to the matters investigated. We made a settlement payment of approximately $5.0 million during the second quarter of 2003 pursuant to the Assurance.

Retailer Class Actions

We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss for lack of personal jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. The parties’ written briefs have been filed and oral argument was heard by the Court on August 4, 2003. It is not possible to make a firm assessment of the probable outcome of the appeals or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. On July 28, 2003 the Court granted the defendants’ motion to dismiss on all counts. We do not know if plaintiffs will appeal the Court’s decision.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of our Board of Directors in the United States District Court of Clark County, Nevada and naming us as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit. The plaintiff has filed a motion for attorney’s fees. It is not possible to make an assessment of the probable outcome of the outstanding motions or to determine the extent of any potential liability or damages.

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

PART II — OTHER INFORMATION

The insurance carriers offered us a total of approximately $88.0 million, or 40.0% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and hearings were held for two weeks. The arbitration will resume on September 16, 2003. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of our shareholders held on May 6, 2003:

a.	The election of Charles W. Ergen, James DeFranco, David K. Moskowitz, Raymond L. Friedlob, Cantey Ergen, Peter A. Dea and Steven R. Goodbarn as directors to serve until the 2004 annual meeting of shareholders;

b.	The approval of an amendment to our Amended and Restated Articles of Incorporation to modify one of our indemnification provisions relating to payment of litigation expenses; and

c.	Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.

All matters voted on at the annual meeting were approved. The voting results were as follows:

	Votes

	For	Against	Withheld

Election as directors:
Peter A. Dea	2,596,615,089	—	10,798,156
James DeFranco	2,553,696,377	—	53,716,868
Cantey Ergen	2,553,591,551	—	53,821,694
Charles W. Ergen	2,596,384,770	—	11,028,475
Raymond L. Friedlob	2,596,373,786	—	11,039,459
Steven R. Goodbarn	2,596,655,717	—	10,757,528
David K. Moskowitz	2,596,395,204	—	11,018,041
Approval of an amendment to our Amended and Restated Articles of Incorporation to modify one of our indemnification provisions relating to payment of litigation expenses	2,605,193,971	2,027,950	191,324
Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003	2,602,159,897	5,111,323	142,025

PART II — OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar.

3.1(b)*	Amended and Restated Bylaws of EchoStar.

31.1*	Section 302 Certification by Chairman and Chief Executive Officer

31.2*	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1*	Section 906 Certification by Chairman and Chief Executive Officer

32.2*	Section 906 Certification by Senior Vice President and Chief Financial Officer

*	Filed herewith.

(b) Reports on Form 8-K.

On May 6, 2003, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2003 stating that our Chief Executive Officer and our Chief Financial Officer certified our report pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

On May 9, 2003, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2003 announcing our financial results for the quarter ended March 31, 2003.

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

Michael R. McDonnell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2003

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar.

3.1(b)*	Amended and Restated Bylaws of EchoStar.

31.1*	Section 302 Certification by Chairman and Chief Executive Officer

31.2*	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1*	Section 906 Certification by Chairman and Chief Executive Officer

32.2*	Section 906 Certification by Senior Vice President and Chief Financial Officer

*	Filed herewith.