Form 10-Q
period 2003-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 2003-11-10
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-26176

EchoStar Communications Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0336997 (I.R.S. Employer Identification No.)

9601 S. Meridian Blvd. Englewood, Colorado (Address of principal executive offices)	80112 (Zip code)

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

As of November 6, 2003, the Registrant’s outstanding common stock consisted of 246,149,134 shares of Class A Common Stock and 238,435,208 Shares of Class B Common Stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Item 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-4.1 Indenture, relating to EDBS 5 3/4% Sr Notes
EX-4.2 Indenture, relating to EDBS 6 3/8% Sr Notes
EX-4.3 Indenture relating to EDBS Floating Sr Note
EX-4.4 Registration Rights Agreement
EX-4.5 3% Convertible Subordinated Note due 2010
EX-10.1 Amendment No 1 to Satellite Service Agrmt
EX-10.2 Satellite Service Agreement
EX-31.1 Section 302 Certification Chairman & CEO
EX-31.2 Section 302 Certification Senior VP & CFO
EX-31.1 Section 906 Certification Chairman & CEO
EX-32.2 Section 906 Certification Senior VP & CFO

PART I — FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements	i
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - December 31, 2002 and September 30, 2003 (Unaudited)	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2003 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2003 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	35
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Changes in Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	None
Item 4. Submission of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	42
Signatures	43

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to the following:

•	we face intense and increasing competition from the satellite and cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in orbit satellites and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

 i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in other reports we file with the SEC.

In this document, the words “we,” “our” and “us” refer to EchoStar Communications Corporation and its subsidiaries, unless the context otherwise requires. “EDBS” refers to EchoStar DBS Corporation and its subsidiaries.

ii

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of

	December 31,	September 30,
	2002	2003

Assets
Current Assets:
Cash and cash equivalents	$1,483,078	$908,399
Marketable investment securities	1,203,917	2,141,333
Trade accounts receivable, net of allowance for uncollectible accounts of $27,649 and $23,248, respectively	329,020	339,753
Insurance receivable	106,000	106,000
Inventories	150,290	148,713
Other current assets	47,212	71,998

Total current assets	3,319,517	3,716,196
Restricted cash	9,972	9,893
Cash reserved for satellite insurance	151,372	127,147
Property and equipment, net	1,974,516	1,914,455
FCC authorizations, net	696,409	696,409
Other noncurrent assets	108,799	142,203

Total assets	$6,260,585	$6,606,303

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$264,813	$338,019
Deferred revenue	443,757	491,165
Accrued expenses	923,217	913,258
Current portion of long-term obligations	13,432	13,975

Total current liabilities	1,645,219	1,756,417

Long-term obligations, net of current portion:
9 1/4% Senior Notes due 2006 (Note 7)	375,000	—
9 3/8% Senior Notes due 2009	1,625,000	1,625,000
10 3/8% Senior Notes due 2007	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 7)	700,000	455,000
4 7/8% Convertible Subordinated Notes due 2007	1,000,000	1,000,000
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
3 % Convertible Subordinated Notes due 2010 (Note 7)	—	500,000
Mortgages and other notes payable, net of current portion	33,621	42,686
Long-term deferred distribution and carriage payments and other long-term liabilities	87,383	136,786

Total long-term obligations, net of current portion	5,821,004	5,759,472

Total liabilities	7,466,223	7,515,889

Commitments and Contingencies (Note 8)
Stockholders’ Deficit:
Class A Common Stock, $01 par value, 1,600,000,000 shares authorized, 242,539,709 and 246,124,272 shares issued and outstanding, respectively	2,425	2,461
Class B Common Stock, $01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C Common Stock, $01 par value, 800,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	1,706,731	1,735,958
Non-cash, stock-based compensation	(8,657)	(2,895)
Accumulated other comprehensive income	6,197	45,398
Accumulated deficit	(2,914,718)	(2,692,892)

Total stockholders’ deficit	(1,205,638)	(909,586)

Total liabilities and stockholders’ deficit	$6,260,585	$6,606,303

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Revenue:
Subscription television services	$1,120,448	$1,363,369	$3,208,350	$3,994,081
Other subscriber-related revenue	3,558	2,458	14,228	7,932
DTH equipment sales	76,559	70,345	201,749	161,887
Other	22,284	16,123	71,674	62,010

Total revenue	1,222,849	1,452,295	3,496,001	4,225,910

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	577,671	683,871	1,630,026	1,971,396
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9)	16,247	21,930	44,884	54,271
Cost of sales — DTH equipment	40,396	43,651	123,875	105,006
Cost of sales — other	11,016	7,745	37,186	32,804
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 9)	108,668	139,121	290,370	360,003
Other subscriber promotion subsidies	144,097	167,784	415,469	467,313
Subscriber acquisition advertising	46,132	39,607	111,260	113,084
General and administrative	81,209	86,621	230,458	258,090
Non-cash, stock-based compensation	3,722	1,083	7,557	2,855
Depreciation and amortization (Note 9)	97,822	100,397	267,340	298,862

Total costs and expenses	1,126,980	1,291,810	3,158,425	3,663,684

Operating income	95,869	160,485	337,576	562,226

Other Income (Expense):
Interest income	28,236	11,887	87,375	42,362
Interest expense, net of amounts capitalized	(117,599)	(133,932)	(363,114)	(372,148)
Change in valuation of contingent value rights	(134,477)	—	(139,855)	—
Other	(40,614)	71	(78,194)	1,170

Total other income (expense)	(264,454)	(121,974)	(493,788)	(328,616)

Income (loss) before income taxes	(168,585)	38,511	(156,212)	233,610
Income tax benefit (provision), net	636	(3,395)	(9,883)	(11,784)

Net income (loss)	(167,949)	35,116	(166,095)	221,826
Accretion of Series D Convertible Preferred Stock	—	—	(61,860)	—

Numerator for basic and diluted income (loss) per share — income (loss) available (attributable) to common shareholders	$(167,949)	$35,116	$(227,955)	$221,826

Denominator for basic income (loss) per share — weighted-average common shares outstanding	480,721	484,425	480,289	482,977

Denominator for diluted income (loss) per share — weighted-average common shares outstanding	480,721	488,720	480,289	487,758

Net income (loss) per common share:
Basic net income (loss)	$(0.35)	$0.07	$(0.47)	$0.46

Diluted net income (loss)	$(0.35)	$0.07	$(0.47)	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(166,095)	$221,826
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	267,340	298,862
Equity in losses (earnings) of affiliates	8,012	(1,265)
Change in valuation of contingent value rights	139,855	—
Realized and unrealized losses (gains) on investments	66,648	(1,032)
Non-cash, stock-based compensation recognized	7,557	2,855
Deferred tax expense (benefit)	6,828	(1,783)
Recognition of bridge commitment fees from reduction of bridge financing commitments	15,112	—
Amortization of debt discount and deferred financing costs	8,847	13,611
Change in long-term assets	—	(49,333)
Change in long-term deferred distribution and carriage payments	12,838	21,504
Other, net	(1,146)	10,724
Changes in current assets and current liabilities, net	97,491	135,919

Net cash flows from operating activities	463,287	651,888

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,107,963)	(3,505,713)
Sales of marketable investment securities	4,329,509	2,597,387
Purchases of property and equipment	(356,087)	(241,688)
Cash reserved for satellite insurance	(59,680)	—
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites	22,300	24,304
Capitalized merger-related costs	(25,475)	—
Other	(3,709)	1,973

Net cash flows from investing activities	(201,105)	(1,123,737)

Cash Flows From Financing Activities:
Net proceeds from issuance of Series D Convertible Preferred Stock	1,483,477	—
Proceeds from issuance of 3% Convertible Subordinated Notes due 2010 (Note 7)	—	500,000
Redemption of 9 1/4% Senior Notes due 2006 (Note 7)	—	(375,000)
Partial Redemption of 9 1/8% Senior Notes due 2009 (Note 7)	—	(245,000)
Repayments of mortgage indebtedness and notes payable	(1,655)	(1,892)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to Employee Stock Purchase Plan	7,639	19,062
Other	(1,045)	—

Net cash flows from financing activities	1,488,416	(102,830)

Net increase (decrease) in cash and cash equivalents	1,750,598	(574,679)
Cash and cash equivalents, beginning of period	1,677,889	1,483,078

Cash and cash equivalents, end of period	$3,428,487	$908,399

Supplemental Disclosure of Cash Flow Information:
Forfeitures of deferred non-cash, stock-based compensation	$5,520	$3,078

Interest received	$99,854	$50,612

Capitalized interest	$20,934	$7,035

Satellite vendor financing	$30,000	$10,000

Initial estimated value of contingent value rights	$30,724	$—

Interest paid	$366,959	$370,558

Income taxes paid	$7,713	$9,993

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and disclosures thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Nine Months
	Ended September 30,

	2002	2003

	(In thousands)
Net income	$(166,095)	$221,826
Foreign currency translation adjustments	—	681
Unrealized holding gains (losses) on available-for-sale securities arising during period	(112,721)	36,554
Reclassification adjustment for impairment losses on available-for-sale securities included in net income	49,563	1,966

Comprehensive income (loss)	$(229,253)	$261,027

Accumulated other comprehensive income (loss) presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

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

We recorded a net loss attributable to common shareholders for the three and nine month periods ending September 30, 2002. Therefore, common stock equivalents and convertible securities are excluded from the computation of diluted earnings (loss) per share for these periods since the effect of including them is anti-dilutive. Since we reported net income attributable to common shareholders for the three and nine month periods ending September 30, 2003, the potential dilution from stock options exercisable into common stock for these periods was computed using the treasury stock method based on the average fair market value of the Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Denominator for basic income (loss) per share — weighted-average common shares outstanding	480,721	484,425	480,289	482,977
Dilutive impact of options outstanding	—	4,295	—	4,781

Denominator for diluted income (loss) per share — weighted-average diluted common shares outstanding	480,721	488,720	480,289	487,758

As of September 30, 2002 and 2003, options to purchase a total of approximately 21.2 million and 18.0 million shares of Class A common stock were outstanding, respectively. Our 4 7/8% Convertible Subordinated Notes due 2007, 5 3/4% Convertible Subordinated Notes due 2008 and our 3% Convertible Subordinated Note due 2010 were convertible into approximately 22.0 million shares, 23.1 million shares and 6.87 million shares of Class A common stock, respectively, as of September 30, 2003. The convertible notes are not included in the diluted EPS calculation as the effect of the conversion of the notes would be anti-dilutive. The 4 7/8% Convertible Subordinated Notes due 2007 were subsequently redeemed in full on October 20, 2003. Of the options outstanding as of September 30,

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

2003, options to purchase approximately 8.1 million shares were outstanding under a long term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. As such, the long-term incentive options are not included in the diluted EPS calculation.

Accounting for Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the issuance of stock under our stock incentive plans because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS No. 123”) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. We elected to not adopt FAS No. 123 for expense recognition purposes.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Net income (loss) available (attributable) to common shareholders, as reported	$(167,949)	$35,116	$(227,955)	$221,826
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,722	1,045	7,557	2,755
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,323)	(6,918)	(18,880)	(19,615)

Pro forma net income (loss) available (attributable) to common shareholders, as reported	$(170,550)	$29,243	$(239,278)	$204,966

Basic income (loss) per share, as reported	$(0.35)	$0.07	$(0.47)	$0.46

Diluted income (loss) per share, as reported	$(0.35)	$0.07	$(0.47)	$0.45

Pro forma basic income (loss) per share	$(0.35)	$0.06	$(0.50)	$0.42

Pro forma diluted income (loss) per share	$(0.35)	$0.06	$(0.50)	$0.42

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price characteristics, which are significantly different from those of traded options. Because changes in the subjective input

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

Non-cash, stock-based compensation

During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan that provided certain key employees with incentives including stock options. The table below shows the amount of compensation expense recognized under this performance-based plan for the three and nine months ended September 30, 2002 and 2003. The expense decrease from the prior year for both the three and nine months is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $2.9 million as of September 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Subscriber related	$182	$73	$547	$(38)
Satellite and transmission	183	90	(189)	269
General and administrative	3,357	920	7,199	2,624

	$3,722	$1,083	$7,557	$2,855

In addition, options to purchase 8.1 million shares were outstanding under our long term incentive plan as of September 30, 2003. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.06. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the nine months ended September 30, 2003 related to these long-term options. We will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

3. Marketable and Non-Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of September 30, 2003, we recorded unrealized gains of approximately $44.7 million as a separate component of stockholders’ deficit. During the nine months ended September 30, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million, and established a new cost basis for these securities. In addition, we realized gains of approximately $3.1 million on sales of marketable investment securities. Our approximately $3.19 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $160.9 million as of September 30, 2003. During the nine months ended September 30, 2003, our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our marketable securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the nine months ended September 30, 2003, we did not record any impairment charges with respect to these instruments.

4. Inventories

Inventories consist of the following:

	As of

	December 31,	September 30,
	2002	2003

	(In thousands)
Finished goods — DBS	$104,769	$95,927
Raw materials	25,873	31,012
Finished goods — remanufactured and other	16,490	17,286
Work-in-process	7,964	9,414
Consignment	5,161	1,854
Reserve for excess and obsolete inventory	(9,967)	(6,780)

Inventories, net	$150,290	$148,713

5. Satellites

EchoStar I and II

EchoStar I and EchoStar II are both Series 7000 class satellites designed and manufactured by Lockheed Martin Corporation. While both of those satellites are currently functioning properly in orbit, a similar Lockheed Series 7000 class satellite owned by Loral Skynet recently experienced total in-orbit failure. While we currently do not have sufficient information available to reach any conclusions as to whether other satellites of the Series 7000 class might be at increased risk of suffering a similar malfunction, no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure. EchoStar I and II are currently located at the 148 west orbital location.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

EchoStar III

During June 2003, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. Operation of the satellite was quickly restored. Including the six transponder pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of fourteen transponders on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 transponders to provide redundancy, and can now operate a maximum of 30 transponders. A total of 19 transponders are currently in operation on EchoStar III, including 11 licensed to us and 8 licensed to a third party.

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

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During June and July 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of one of the solar arrays. The array is currently fully functional, but rotating in a mode recommended by the satellite manufacturer which allows full rotation but is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

During September 2003, a single battery cell on EchoStar VIII exhibited reduced capacity. There are 72 battery cells on EchoStar VIII and all loads can be maintained for the full design life of the satellite with up to two battery cells fully failed. An investigation of the battery cell anomaly, which has not impacted commercial operation of the

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

satellite, is underway. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

EchoStar IX

EchoStar IX was successfully launched to the 121 degree orbital location on August 7, 2003. Its 32 licensed Ku-band transponders are expected to provide additional video service choices for DISH Network subscribers utilizing a specially-designed dish beginning during the fourth quarter of 2003. EchoStar IX is also equipped with two Ka-band transponders which we intend to utilize to confirm the commercial viability of direct-to-home Ka-band video and data services.

Satellite Insurance

As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV has experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. EchoStar IV is currently located at the 157 degree orbital location.

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

The insurance carriers offered us a total of approximately $88.0 million, or 40.0% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and hearings are scheduled to resume in November 2003. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

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

As a result of transponder, thermal and propulsion system anomalies only 6 transponders are currently available on EchoStar IV. We cannot predict with certainty how much longer we will be able to transmit programming from EchoStar IV.

The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites EDBS owns or leases. As of September 30, 2003, eight of our nine in-orbit satellites were in service and owned by a direct subsidiary of EDBS. As of September 30, 2003, insurance coverage was therefore required for at least four of EDBS’ eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from “Cash and cash equivalents” to “Cash reserved for satellite insurance” on our balance sheet. As of September 30, 2003, “Cash reserved for satellite insurance” totaled approximately $127.1 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts or until the covenants requiring the insurance are no longer applicable.

6. Goodwill and Intangible Assets

As of December 31, 2002 and September 30, 2003, we had approximately $53.8 million of gross identifiable intangibles with related accumulated amortization of approximately $33.6 million and $41.3 million as of the end of each period, respectively. These identifiable intangibles primarily include acquired contracts and technology-based intangibles. Amortization of these intangible assets with an average finite useful life of approximately five years was $2.6 million and $7.7 million for the three and nine months ended September 30, 2003, respectively. We estimate that such amortization expense will aggregate approximately $10.0 million annually for the remaining useful life of these intangible assets of approximately 1.25 years. In addition, we had approximately $3.4 million of goodwill as of December 31, 2002 and September 30, 2003.

7. Long-Term Debt

Redemption of 9 1/4% Senior Notes due 2006

Effective February 1, 2003, EDBS redeemed all of its outstanding 9 1/4% Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the full $375.0 million outstanding principal amount of the notes was repurchased at a redemption price of 104.625% of such amount, for a total redemption payment of approximately $392.3 million. The premium paid of approximately $17.3 million and unamortized debt issuance costs of approximately $3.3 million were recorded as charges to earnings.

3% Convertible Subordinated Note due 2010

On July 21, 2003, we issued and sold a $500.0 million 3.0% Convertible Subordinated Note due 2010 to SBC Communications, Inc. (“SBC”) in a privately negotiated transaction. The note is an unsecured obligation convertible into approximately 6.87 million shares of our Class A Common Stock at the option of SBC at $72.82 per share, subject to adjustment in certain circumstances. Commencing July 21, 2008, we may redeem, and SBC may require us to purchase, all or a portion of the note without premium.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Partial Redemption of 9 1/8% Senior Notes due 2009

Effective September 3, 2003, EDBS redeemed $245.0 million principal amount of its 9 1/8 % Senior Notes due 2009, fully exercising its optional partial redemption right. The outstanding principal amount of the notes after the redemption is $455.0 million. In accordance with the terms of the indenture governing the notes, the full $245.0 million principal amount of the notes eligible for redemption was repurchased at a redemption price of 109.125% of such amount, for a total redemption payment of approximately $267.4 million. The premium paid of approximately $22.4 million and unamortized debt issuance costs of approximately $2.9 million were recorded as charges to earnings. Interest on the notes was paid through the September 3, 2003 redemption date.

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

ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered, high-speed internet services. In connection with the SES agreement, ESC paid a $50.0 million deposit to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch.

During August 2003, we exercised our option under the SES agreement to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. We anticipate that this satellite will be launched during the fourth quarter of 2005.

EchoStar X

During July 2003, we entered into a contract for the construction of EchoStar X, a high-powered DBS satellite. Construction is expected to be completed during 2005. With spot-beam capacity, EchoStar X will provide back-up protection for our existing local channel offerings, and could allow DISH Network to offer other value-added services.

Satellite-Related Obligations

As a result of our recent agreements with SES Americom and for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. While in certain circumstances the dates on which we are obligated to make these payments could be delayed, the aggregate amount due under all of our existing satellite-related contracts including satellite construction and launch, satellite leases, in-orbit payments to satellite manufacturers and tracking, telemetry and control payments is expected to be approximately $42.0 million for the remainder of 2003, $90.0 million during 2004, $101.0 million during 2005, $120.0 million during 2006, $105.0 million during 2007 and a similar amount in subsequent years. These amounts will increase when we commence payments for the launch of EchoStar X, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

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

The Court in the Alberta action denied our motion to dismiss, and our appeal of that decision. The Federal action has been dismissed. We intend to continue to vigorously defend the suit. During 2002, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While we were not a party to that case, the ruling could adversely affect our defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with a small number of independent stations and station groups. We were unable to reach a settlement with six of the original eight plaintiffs — CBS, Fox and the associations affiliated with each of the four networks.

The trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the networks did not claim monetary damages and none were awarded, they are seeking attorney fees in excess of $6.0 million. In August 2003, CBS agreed to release and discharge us from any obligation to pay CBS’ proportionate share of any fee award. It is too early to make an assessment of the probable outcome of the plaintiffs’ fee petition.

However, the District Court’s injunction requires us to use a computer model to requalify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

We believe the District Court made a number of errors and have appealed the District Court’s decision. Plaintiffs have cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. The Court of Appeals also expedited consideration of our appeal and has set oral argument for the week of February 23, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

and believe that it is not infringed by any of our products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. The North Carolina case is stayed pending the appeal of the ITC action to the United States Court of Appeals for the Federal Circuit.

In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s motion to dismiss our antitrust claims. In January 2003, the Court denied a more recently filed Gemstar motion for summary judgment based generally on lack of standing. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 (“the ‘713 patent”) and 5,915,068 (“the ‘068 patent”, which is expired). These patents relate to on-screen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services. Recently, the Court granted our motions to dismiss both the ‘713 patent and the ‘068 Patent for lack of standing.

In February 2001, Gemstar filed patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the `121 Patent which was also asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its infringement allegations regarding United States Patent No. 5,252,066 with respect to which we had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and us) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the judge’s findings of patent misuse. The ITC decision has been appealed to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the judge’s decision, such an adverse decision in this case could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. Based upon our review of these patents, and based upon the ITC’s decision, we continue to believe that these patents are not infringed by any of our products or services. We intend to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

During 2000, Superguide Corp. (“Superguide”) also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. We will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is too early to make an assessment of the probable outcome of the appeals.

California Actions

A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint related to late fees, among other things. The matter was settled with no material impact on our business.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. The parties’ written briefs have been filed and oral argument was heard by the Court on August 4, 2003. It is not possible to make a firm assessment of the probable outcome of the appeals or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. On July 28, 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs have since filed a notice of appeal. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of our Board of Directors in the United States District Court of Clark County, Nevada and naming us as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit, and EchoStar was dismissed during August 2003. The plaintiff filed a motion for attorney’s fees. The Court granted our motion for summary judgment. The plaintiff did not file an appeal.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

9. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Satellites	$31,945	$35,556	$92,148	$107,569
Digital Home Plan equipment	35,159	37,928	93,943	110,747
Furniture, fixtures and equipment	25,303	23,082	67,337	69,054
Other amortizable intangibles	2,584	2,638	8,242	7,708
Buildings and improvements	862	1,130	2,496	2,955
Tooling and other	1,969	63	3,174	829

Depreciation and amortization expense	$97,822	$100,397	$267,340	$298,862

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or digital home plan equipment.

10. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two business units, DISH Network and ETC. The “All other” category consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Revenue
DISH Network	$1,154,970	$1,392,630	$3,312,267	$4,073,437
ETC	44,936	42,800	109,560	87,500
All other	24,782	18,890	78,955	71,474
Eliminations	(1,839)	(2,025)	(4,781)	(6,501)

Total revenue	$1,222,849	$1,452,295	$3,496,001	$4,225,910

Net income
DISH Network	$(191,649)	$22,881	$(210,335)	$200,774
ETC	13,658	8,058	21,728	2,143
All other	10,042	4,177	22,512	18,909

Total net income	$(167,949)	$35,116	$(166,095)	$221,826

11. Subsequent Events

$2.5 Billion Senior Notes Offering

On October 2, 2003, our subsidiary EDBS closed on the issuance and sale of: (i) $1,000,000,000 principal amount of its 5 3/4% Senior Notes due October 1, 2008; (ii) $1,000,000,000 principal amount of its 6 3/8% Senior Notes due October 1, 2011; and (iii) $500,000,000 principal amount of its Floating Rate Senior Notes due October 1, 2008 (collectively, the “New DBS Notes”). All of the New DBS Notes were sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Debt and Equity Buyback Programs

We intend to use the net proceeds from issuance of the New DBS Notes to repurchase or redeem all or a portion of EDBS’ outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities and for general corporate purposes. In addition, our board of directors has authorized the repurchase of an aggregate of up to $1.0 billion of our Class A Common Stock, and we also previously announced that our board of directors has authorized the repurchase or redemption of an aggregate of up to $1.0 billion principal amount of our and/or EDBS’ outstanding debt securities.

We may make repurchases of our Class A Common Stock and debt securities, including debt securities of EDBS, through open market purchases or privately negotiated transactions subject to market conditions and other factors. Our repurchase programs do not require us to acquire any specific number or amount of securities and any of those programs may be terminated at any time. We may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of our securities.

We will record premiums we pay and unamortized debt issuance costs associated with our debt repurchases and redemptions as charges to earnings during the quarterly periods in which such repurchases occur. These charges will have a negative impact on our reported net income for the fourth quarter of 2003 and for other periods during which we repurchase debt securities.

Redemption of 4 7/8% Convertible Subordinated Notes due 2007

On October 20, 2003, we retired the $1.0 billion principal amount of our outstanding 4 7/8% Convertible Subordinated Notes due 2007. In accordance with the terms of the indenture governing the notes, the $1.0 billion outstanding principal amount of the notes was repurchased at a redemption price of 102.786% of such amount, for a total redemption payment of approximately $1.03 billion. The premium paid of approximately $27.9 million and unamortized debt issuance costs of approximately $9.1 million were recorded as charges to earnings.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

Total revenue. “Total revenue” for the three months ended September 30, 2003 was $1.45 billion, an increase of $229.4 million or 18.8% compared to the three months ended September 30, 2002. This increase was attributable to continued DISH Network subscriber growth and increased monthly average revenue per subscriber. The increase was partially offset by decreases in “DTH equipment sales” (discussed below) and “Other revenue”.

Subscription television services. "Subscription television services revenue” consists principally of revenue from basic, premium, local, international and pay-per-view subscription television services. “Subscription television services revenue” totaled $1.36 billion for the three months ended September 30, 2003, an increase of $242.9 million or 21.7% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber, discussed below. DISH Network added approximately 285,000 net new subscribers for the three months ended September 30, 2003 compared to approximately 320,000 net new subscribers added during the same period in 2002. As of September 30, 2003, we had approximately 9.085 million DISH Network subscribers compared to approximately 7.78 million at September 30, 2002, an increase of approximately 16.8%. “Subscription television services revenue” will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. Subscriber additions during the three months ended September 30, 2003 were negatively impacted by, among other things, delays in delivery of several newly developed products. Significant deployment of these products is expected late in the fourth quarter of 2003 and should be completed during the first quarter of 2004.

Monthly average revenue per subscriber. Monthly average revenue per subscriber was approximately $50.79 during the three months ended September 30, 2003 and approximately $49.04 during the same period in 2002. This increase was attributable to price increases in March 2003 and an increase in the number of subscribers with multiple set-top boxes, partially offset by an increase in the amount of free and discounted programming offered during the three months ended September 30, 2003 compared to the same period in 2002. During the three months ended September 30, 2003, monthly average revenue per subscriber was also negatively impacted by promotions which offer free or discounted programming. Monthly average revenue per subscriber will be adversely affected in any future periods to the extent we continue or expand our free or discounted programming promotions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

DTH equipment sales. “DTH equipment sales” consist of sales of digital set-top boxes by our ETC subsidiary to Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. “DTH equipment sales” also include sales of DBS accessories in the United States. For the three months ended September 30, 2003, “DTH equipment sales” totaled $70.3 million, a decrease of $6.2 million compared to the same period during 2002. This decrease resulted from both lower sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. “Subscriber-related expenses” totaled $683.9 million during the three months ended September 30, 2003, an increase of $106.2 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represent 50.2% and 51.6% of “Subscription television services revenue” during the three months ended September 30, 2003 and 2002, respectively. The decrease in “Subscriber-related expenses” as a percentage of “Subscription television services revenue” primarily resulted from the increase in monthly average revenue per subscriber discussed above and increased operating efficiencies. Our “Subscriber-related expenses” as a percentage of “Subscription television service revenue” during the three months ended September 30, 2003 were negatively impacted by promotions which offer free or discounted programming.

During the three months ended March 31, 2003, we combined the line item on our Condensed Consolidated Statement of Operations captioned “Subscriber-related expenses” with the previously included line item captioned “Customer service center and other”. In addition, at that time we reclassified certain amounts between categories on the Condensed Consolidated Statement of Operations. All prior period amounts have been reclassified to conform to the current year presentation. None of these changes had any impact on “Operating income” or “Net income”.

Satellite and transmission expenses. “Satellite and transmission expenses” include expenses associated with the operation of our digital broadcast centers and contracted satellite telemetry, tracking and control services. “Satellite and transmission expenses” totaled $21.9 million during the three months ended September 30, 2003, a $5.7 million increase compared to the same period in 2002. This increase primarily resulted from launch and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. “Satellite and transmission expense” totaled 1.6% and 1.5% of “Subscription television services revenue” during the three months ended September 30, 2003 and 2002, respectively. These expenses will increase further in the future as additional satellites are placed in service, additional local markets are launched, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Cost of sales — DTH equipment. “Cost of sales — DTH equipment” principally includes costs associated with digital set-top boxes and related components sold to an international DTH operator and sales of DBS accessories. “Cost of sales — DTH equipment” totaled $43.7 million during the three months ended September 30, 2003, an increase of $3.3 million compared to the same period in 2002. This increase resulted from a $5.0 million non-recurring reduction in the cost of set-top box equipment during the three months ended September 30, 2002, partially offset by a decrease in the sale of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories. “Cost of sales — DTH equipment” represented 62.1% and 52.8% of “DTH equipment sales” during the three months ended September 30, 2003 and 2002, respectively.

Subscriber acquisition costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include “Cost of sales — subscriber promotion subsidies”, “Other subscriber promotion subsidies” and “Subscriber acquisition advertising expense”. “Cost of sales — subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers. “Other subscriber promotion subsidies” include net costs related to our free installation promotions and other promotional incentives. During the three months ended March 31, 2003, certain amounts previously included in “Subscriber acquisition costs” were reclassified to “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform with the current year presentation. None of these changes had any impact on “Operating income” or “Net income”.

During the three months ended September 30, 2003, our subscriber acquisition costs totaled approximately $346.5 million, or approximately $466 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended September 30, 2002 totaled approximately $297.7 million, or approximately $413 per new subscriber activation. The relative increase resulted primarily from a non-recurring reduction in the cost of set-top box equipment of approximately $31.0 million during the three months ended September 30, 2002. To a lesser extent, the sale of equipment at little or no cost to the subscriber, including our new promotion in which subscribers are eligible to receive up to three free receivers or a free digital video recorder, together with a corresponding decrease in subscriber equipment leases, contributed to the increase. These increases were partially offset by a decrease in “Subscriber acquisition advertising expense”. Our subscriber acquisition costs, both in the aggregate and on a per-new-subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions to respond to competition, or for other reasons.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $31.0 million and $74.3 million for the three months ended September 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $5.1 million and $9.5 million during the three months ended September 30, 2003 and 2002, respectively. This decrease resulted from a greater percentage of returned leased equipment being redeployed to new lease customers and relatively less of that equipment being offered for sale as remanufactured equipment.

General and administrative expenses. “General and administrative expenses” totaled $86.6 million during the three months ended September 30, 2003, an increase of $5.4 million compared to the same period in 2002. This increase was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 6.0% of “Total revenue” during the three months ended September 30, 2003 as compared to 6.6% during the three months ended September 30, 2002. This decrease in “General and administrative expenses” as a percent of “Total revenue” was the result of increased operational efficiencies.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

During the first quarter 2003, certain amounts previously included in “General and administrative expenses” were reclassified to “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform to the current year presentation. None of these changes had any impact on “Operating income” or “Net income”.

Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the three months ended September 30, 2003 and 2002, we recognized approximately $1.1 million and $3.7 million, respectively, of compensation under this performance-based plan. This decrease was primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $2.9 million as of September 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single-expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Three Months
	Ended September 30,

	2003	2002

	(In thousands)
Subscriber-related	$73	$182
Satellite and transmission	90	183
General and administrative	920	3,357

	$1,083	$3,722

In addition, options to purchase 8.1 million shares were outstanding under our long term incentive plan as of September 30, 2003. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.06. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended September 30, 2003 related to these long-term options. We will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

Depreciation and Amortization. “Depreciation and amortization expense” totaled $100.4 million during the three months ended September 30, 2003, a $2.6 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VIII in October 2002 and leased equipment and other depreciable assets placed in service during 2002 and 2003.

Other Income (Expense). “Other expense”, net, totaled $122.0 million during the three months ended September 30, 2003 compared to $264.5 million in the same period in 2002. The change was primarily attributable to the absence during 2003 of any “Change in valuation of contingent value rights”, which totaled $134.5 million during the three months ended September 30, 2002. The absence during 2003 was a result of the repurchase of our Series D convertible preferred stock during the fourth quarter of 2002. This change also resulted from a decrease in “Other” of $40.7 million primarily related to losses on impairments of strategic investments recorded in the third quarter of 2002. This change was partially offset by an increase in “Interest expense” of approximately $25.3 million related to the partial redemption of our 9 1/8% Senior Notes due in 2009 in September 2003 offset by the decrease in interest expense of $8.7 million related to the redemption of the 9 1/4 % Senior Notes due in 2006 in February 2003. “Interest income” decreased primarily as a result of lower returns realized on cash balances in 2003 as compared to 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income”, “Taxes” and “Depreciation and amortization”. Effective January 1, 2003, we include “Non-cash, stock-based compensation expense” in our definition of EBITDA. Effective April 1, 2003, we include “Other income and expense” items and “Change in valuation of contingent value rights” in our definition of EBITDA. All prior amounts conform to the current presentation. EBITDA was $261.0 million during the three months ended September 30, 2003, compared to $18.6 million during the same period in 2002. The improvement is primarily attributable to the decrease in “Change in valuation of contingent value rights” of $134.5 million and the decrease in “Other expense” of $40.7 million (discussed above) as well as the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in “DTH equipment sales”. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $31.0 million and $74.3 million during the three months ended September 30, 2003 and 2002, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to Net income (loss):

	For the Three Months
	Ended September 30,

	2003	2002

	(In thousands)
EBITDA	$260,953	$18,600
Less:
Interest expense, net	122,045	89,363
Income tax provision (benefit), net	3,395	(636)
Depreciation and amortization	100,397	97,822

Net income (loss)	$35,116	$(167,949)

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Net income (loss). “Net income” was $35.1 million during the three months ended September 30, 2003, an improvement of $203.1 million compared to the same period in 2002. The improvement was primarily attributable to a decrease in “Other income and expense” and an increase in “Operating income”, the components of which are discussed above.

Net income (loss) available (attributable) to common shareholders. “Net income available to common shareholders” was $35.1 million during the three months ended September 30, 2003, an increase of $203.1 million compared to the same period in 2002. The increase was attributable to the improvement in “Net income (loss)” discussed above.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Total revenue. “Total revenue” for the nine months ended September 30, 2003 was $4.23 billion, an increase of $729.9 million or 20.9% compared to the nine months ended September 30, 2002. This increase was attributable to

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

continued DISH Network subscriber growth and increased monthly average revenue per subscriber. The increase was partially offset by decreases in “DTH equipment sales” (discussed below) and “Other revenue”.

Subscription television services. “Subscription television services revenue” totaled $3.99 billion for the nine months ended September 30, 2003, an increase of $785.7 million or 24.5% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber.

DTH equipment sales. For the nine months ended September 30, 2003, “DTH equipment sales” totaled $161.9 million, a decrease of $39.9 million compared to the same period during 2002. This decrease resulted from both lower sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.97 billion during the nine months ended September 30, 2003, an increase of $341.4 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represented 49.4% and 50.8% of “Subscription television services revenue” during the nine months ended September 30, 2003 and 2002, respectively. The decrease in “Subscriber-related expenses” as a percentage of “Subscription television services revenue” primarily resulted from the increase in monthly average revenue per subscriber and increased operating efficiencies.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $54.3 million during the nine months ended September 30, 2003, a $9.4 million increase compared to the same period in 2002. This increase primarily resulted from launch and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. “Satellite and transmission expenses” totaled 1.4% of “Subscription television services revenue” during each of the nine months ended September 30, 2003 and 2002.

Cost of sales — DTH equipment. “Cost of sales — DTH equipment” totaled $105.0 million during the nine months ended September 30, 2003, a decrease of $18.9 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories. This decrease was partially offset by the $6.5 million non-recurring reduction in the cost of set-top box equipment during the nine months ended September 30, 2002. “Cost of sales — DTH equipment” represented 64.9% and 61.4% of “DTH equipment sales” during the nine months ended September 30, 2003 and 2002, respectively.

Subscriber acquisition costs. During the nine months ended September 30, 2003, our subscriber acquisition costs totaled approximately $940.4 million, or approximately $441 per new subscriber activation. Comparatively, our subscriber acquisition costs during the nine months ended September 30, 2002 totaled approximately $812.4 million, or approximately $409 per new subscriber activation. The relative increase resulted from a non-recurring reduction in the cost of set-top box equipment of approximately $47.7 million during the nine months ended September 30, 2002, and also from sales of equipment at little or no cost to the subscriber, together with a corresponding decrease in subscriber equipment leases. Subscriber acquisition costs during the nine months ended September 30, 2003 include a benefit of approximately $34.4 million primarily related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $86.6 million and $239.8 million for the nine months ended September 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $16.3 million and $30.4 million during the nine months ended September 30, 2003 and 2002, respectively. This decrease resulted from a greater percentage of returned leased equipment being redeployed to new lease customers and relatively less of that equipment being offered for sale as remanufactured equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

General and administrative expenses. “General and administrative expenses” totaled $258.1 million during the nine months ended September 30, 2003, an increase of $27.6 million compared to the same period in 2002. This increase was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 6.1% of “Total revenue” during the nine months ended September 30, 2003 as compared to 6.6% during the nine months ended September 30, 2002. This decrease in “General and administrative expenses” as a percent of “Total revenue” was the result of increased operational efficiencies.

Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan that provided certain key employees with incentives including stock options. During the nine months ended September 30, 2003 and 2002, we recognized approximately $2.9 million and $7.6 million, respectively, of compensation under this performance-based plan. This decrease was primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $2.9 million as of September 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single-expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)
Subscriber-related	$(38)	$547
Satellite and transmission	269	(189)
General and administrative	2,624	7,199

	$2,855	$7,557

Depreciation and Amortization. “Depreciation and amortization expense” totaled $298.9 million during the nine months ended September 30, 2003, a $31.5 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and leased equipment and other depreciable assets placed in service during 2002 and 2003.

Other Income (Expense). “Other expense”, net, totaled $328.6 million during the nine months ended September 30, 2003, compared to $493.8 in the same period in 2002. The change was primarily attributable to the absence during 2003 of any “Change in valuation of contingent value rights”, which totaled $139.9 million during the nine months ended September 30, 2002. The absence during 2003 was a result of the repurchase of our Series D convertible preferred stock during the fourth quarter of 2002. The change also resulted from a $79.4 million decrease in “Other expense” primarily related to losses on investments recorded during the nine months ended September 30, 2002. This change was partially offset by an increase in interest expense as a result of the $25.3 million impact of the partial redemption of our 9 1/8% Senior Notes due 2009, partially offset by a $13.9 million reduction in the amount of interest capitalized during the nine months ended September 30, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite and ceases to be capitalized upon commercial operation of the satellite. Therefore, once EchoStar VII and EchoStar VIII commenced commercial operation during April 2002 and October 2002, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in “Interest expense” which was also partially offset by the cessation of interest costs related to our merger financing activities. “Interest income” decreased primarily as a result of lower returns realized on cash balances in 2003 as compared to 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income”, “Taxes” and “Depreciation and amortization”. Effective January 1, 2003, we include “Non-cash, stock-based compensation expense” in our definition of EBITDA. Effective April 1, 2003, we include “Other income and expense” items and “Change in valuation of contingent value rights” in our definition of EBITDA. All prior amounts conform to the current presentation. EBITDA was $862.3 million during the nine months ended September 30, 2003, compared to $386.9 million during the same period in 2002. The improvement was primarily attributable to the decrease in the “Change in valuation of contingent value rights” of $139.9 million and from a reduction in “Other expense” totaling $79.4 million (discussed above) as well as the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in “DTH equipment sales”. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $86.6 million and $239.8 million during the nine months ended September 30, 2003 and 2002, respectively.

The following table reconciles EBITDA to Net income (loss):

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)
EBITDA	$862,258	$386,867
Less:
Interest expense, net	329,786	275,739
Income tax provision, net	11,784	9,883
Depreciation and amortization	298,862	267,340

Net income (loss)	$221,826	$(166,095)

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Net income (loss). “Net income” was $221.8 million during the nine months ended September 30, 2003, an improvement of $387.9 million compared to the same period in 2002. The improvement was primarily attributable to an increase in “Operating income” and a decrease in “Other income and expense”, the components of which are discussed above.

Net income (loss) available (attributable) to common shareholders. “Net income available to common shareholders” was $221.8 million during the nine months ended September 30, 2003, an increase of $449.8 million compared to the same period in 2002. The improvement was primarily attributable to the increase in “Net income (loss)” discussed above. In addition, “Net income (loss) available (attributable) to common shareholders” during the nine months ended September 30, 2002 was negatively impacted by a one-time beneficial conversion feature charge associated with issuance of our Series D convertible preferred stock. Our Series D convertible preferred stock was subsequently repurchased during December 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

As of September 30, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $3.19 billion, including $127.1 million of cash reserved for satellite insurance and approximately $9.9 million

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

of other restricted cash, compared to $2.85 billion, including $151.4 million of cash reserved for satellite insurance and $10.0 million of other restricted cash, as of December 31, 2002. For the nine months ended September 30, 2003 and 2002, we reported “Net cash flows from operating activities” of $651.9 million and $463.3 million, respectively.

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment”, as shown on our Condensed Consolidated Statements of Cash Flows. We believe free cash flow is an important metric because it measures during a given period the amount of cash generated that is available for debt obligations and investments other than purchases of property and equipment. Free cash flow is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for “Operating income”, “Net income”, “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure of “Net cash flows from operating activities” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it excludes cash required for debt service. Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise.

Free cash flow was $410.2 million and $107.2 million for the nine months ended September 30, 2003 and 2002, respectively. The increase of approximately $303.0 million from the same period in 2002 resulted from a decrease in “Purchases of property and equipment” of approximately $114.4 million and an increase in “Net cash flows from operating activities” of approximately $188.6 million. The decrease in “Purchases of property and equipment” was primarily attributable to reduced spending on the construction of satellites and the capitalization of less equipment under our lease promotion. The increase in “Net cash flows from operating activities” is primarily related to an improvement in net income (as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations) and greater cash flow generated from changes in working capital for the nine months ended September 30, 2003 compared to the same period in 2002. Additionally, our free cash flow during the nine months ended September 30, 2003 benefited from a non-recurring $30.0 million prepayment received for services to be provided to third parties, which will be substantially offset by expenditures in future periods. This improvement was partially offset by a $50.0 million satellite deposit paid to SES Americom in 2003 that is included in “Other non-current assets” (see Note 8 to the Condensed Consolidated Financial Statements for further discussion). The following table reconciles free cash flow to “Net cash flows from operating activities”.

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)
Free cash flow	$410,200	$107,200
Add back:
Purchases of property and equipment	241,688	356,087

Net cash flows from operating activities	$651,888	$463,287

During the nine months ended September 30, 2003 and 2002, free cash flow was positively impacted by significant changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and receipts and inventory levels. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Seasonal inventory increases, together with our transition during the fourth quarter of 2003 to an inventory including newly developed products, will result in increased total inventory during that period. This inventory increase, together with increased capital expenditures, premiums we pay in connection with our debt repurchase and redemption programs and other factors, could result in negative free cash flow for the fourth quarter of 2003.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn. Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.

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

As of September 30, 2003, we recorded unrealized gains of approximately $44.7 million as a separate component of stockholders’ deficit. During the nine months ended September 30, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million and established a new cost basis for these securities. In addition, we realized gains of approximately $3.1 million on the sales of marketable investment securities. Our approximately $3.19 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $160.9 million as of September 30, 2003. During the nine months ended September 30, 2003, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the nine months ended September 30, 2003, we did not record any impairment charges with respect to these instruments.

Subscriber Turnover

Our percentage monthly churn for the nine months ended September 30, 2003 was approximately 1.58%, compared to our percentage churn for the same period in 2002 of approximately 1.59%. We calculate percentage monthly churn by dividing the number of subscribers who terminate service during the month by total subscribers as of the beginning of the month. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different entities in the same or similar businesses. Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

Subscriber Acquisition Costs

As previously described, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs were approximately $441 per new subscriber activation during the nine months ended September 30, 2003. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $86.6 million and $239.8 million for the nine months ended September 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $16.3 million and $30.4 million during the nine months ended September 30, 2003 and 2002, respectively. This decrease resulted from a greater percentage of returned leased equipment being redeployed to new lease customers and relatively less of that equipment being offered for sale as remanufactured equipment.

Funds necessary to meet subscriber acquisition costs are expected to be satisfied from existing cash and investment balances to the extent available. We may, however, decide to raise additional capital in the future to meet these requirements. If we decided to raise capital today, a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

Obligations and Future Capital Requirements

The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites EDBS owns or leases. As of September 30, 2003, eight of our nine in-orbit satellites were in service and owned by a direct subsidiary of EDBS. As of September 30, 2003, insurance coverage was therefore required for at least four of EDBS’ eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. We have been unable to obtain insurance on any of these satellites on terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from “Cash and cash equivalents” to “Cash reserved for satellite insurance” on our balance sheet. As of September 30, 2003, “Cash reserved for satellite insurance” totaled approximately $127.1 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts or until the covenants requiring the insurance are no longer applicable. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

During March 2003, one of our wholly-owned subsidiaries, EchoStar Satellite Corporation (“ESC”), entered into a satellite service agreement with SES Americom for all of the capacity on an FSS satellite to be located at the 105 degree west orbital location. This satellite is scheduled to be launched during the second half of 2004. ESC also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing in most circumstances until the new satellite is launched. ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered, high-speed internet services. In connection with the SES agreement, ESC paid a $50.0 million deposit to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch. During August 2003, we exercised our option under the SES agreement to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. We anticipate that this satellite will be launched during the fourth quarter of 2005.

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

In addition to our DBS business plan, we have FCC authorized orbital slots for a two-satellite FSS Ku-band satellite system and a two-satellite FSS Ka-band satellite system. EchoStar IX was successfully launched to the 121 degree orbital location on August 7, 2003. Its 32 licensed Ku-band transponders are expected to provide additional video service choices for DISH Network subscribers utilizing a specially-designed dish beginning during the fourth quarter of 2003. EchoStar IX is also equipped with two Ka-band transponders which we intend to utilize to confirm the commercial viability of direct-to-home Ka-band video and data services.

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

As a result of our recent agreements with SES Americom, and for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. While in certain circumstances the dates on which we are obligated to make these payments could be delayed, the aggregate amount due under all of our existing satellite-related contracts including satellite construction and launch, satellite leases, in-orbit payments to satellite manufacturers and tracking, telemetry and control payments is expected to be approximately $42.0 million for the remainder of 2003, $90.0 million during 2004, $101.0 million during 2005, $120.0 million during 2006, $105.0 million during 2007 and similar amounts in subsequent years. These amounts will increase when we commence payments for the launch of EchoStar X, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance that we will be successful in achieving any or all of our goals. The amount of capital required to fund our future working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition, including capitalized costs associated with our lease promotion. Our capital expenditures will also vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of continued general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

From time to time, we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of September 30, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $3.19 billion. Of that amount, a total of approximately $3.03 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — Continued

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

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the nine months ended September 30, 2003 of approximately 2.0%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $5.6 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At September 30, 2003, all of the $3.03 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

Included in our marketable securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of September 30, 2003, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $160.9 million. We may make additional strategic and financial investments in other debt and equity securities in the future.

The fair value of our strategic debt investments can be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10.0% increase in LIBOR would result in a decrease in the fair value of our investments in these debt instruments of approximately $6.8 million. The fair value of our strategic and financial debt and equity investments can also be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $16.1 million decrease in the fair value of that portfolio.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — Continued

As of September 30, 2003, we recorded unrealized gains of approximately $44.7 million as a separate component of stockholders’ deficit. During the nine months ended September 30, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million, and established a new cost basis for these securities. In addition, we realized gains of approximately $3.1 million on the sales of marketable investment securities. Our approximately $3.19 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $160.9 million as of September 30, 2003. During the nine months ended September 30, 2003, our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the nine months ended September 30, 2003, we did not record any impairment charges with respect to these instruments.

As of September 30, 2003, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $6.02 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $129.9 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2003, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $42.3 million.

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

The Court in the Alberta action denied our motion to dismiss, and our appeal of that decision. The Federal action has been dismissed. We intend to continue to vigorously defend the suit. During 2002, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While we were not a party to that case, the ruling could adversely affect our defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with a small number of independent stations and station groups. We were unable to reach a settlement with six of the original eight plaintiffs — CBS, Fox and the associations affiliated with each of the four networks.

PART II — OTHER INFORMATION

The trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the networks did not claim monetary damages and none were awarded, they are seeking attorney fees in excess of $6.0 million. In August 2003, CBS agreed to release and discharge us from any obligation to pay CBS’ proportionate share of any fee award. It is too early to make an assessment of the probable outcome of the plaintiffs’ fee petition.

However, the District Court’s injunction requires us to use a computer model to requalify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

We believe the District Court made a number of errors and have appealed the District Court’s decision. Plaintiffs have cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. The Court of Appeals also expedited consideration of our appeal and has set oral argument for the week of February 23, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. We examined these patents and believe they are not infringed by any of our products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s motion to dismiss our antitrust claims. In January 2003, the Court denied a more recently filed Gemstar motion for summary judgment based generally on lack of standing. In its answer, Gemstar asserted new patent infringement counterclaims regarding

PART II — OTHER INFORMATION

United States Patent Nos. 4,908,713 (“the ‘713 patent”) and 5,915,068 (“the ‘068 patent”, which is expired). These patents relate to on-screen programming of VCRs. We have examined these patents and believe that they are not infringed by any of our products or services. Recently, the Court granted our motions to dismiss both the ‘713 patent and the ‘068 Patent for lack of standing.

In February 2001, Gemstar filed patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the `121 Patent which was also asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its infringement allegations regarding United States Patent No. 5,252,066 with respect to which we had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and us) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the judge’s findings of patent misuse. The ITC decision has been appealed to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the judge’s decision, such an adverse decision in this case could temporarily halt the import of our receivers and could require us to materially modify certain user-friendly electronic programming guides and related features we currently offer to consumers. Based upon our review of these patents, and based upon the ITC’s decision, we continue to believe that these patents are not infringed by any of our products or services. We intend to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

During 2000, Superguide Corp. (“Superguide”) also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. We will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is too early to make an assessment of the probable outcome of the appeals.

California Actions

A purported class action was filed against us in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint related to late fees, among other things. The matter was settled with no material impact on our business.

PART II — OTHER INFORMATION

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. The parties’ written briefs have been filed and oral argument was heard by the Court on August 4, 2003. It is not possible to make a firm assessment of the probable outcome of the appeals or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. On July 28, 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs have since filed a notice of appeal. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of our Board of Directors in the United States District Court of Clark County, Nevada and naming us as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit, and EchoStar was dismissed during August 2003. The plaintiff filed a motion for attorney’s fees. The Court granted our motion for summary judgment. The plaintiff did not file an appeal.

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

The insurance carriers offered us a total of approximately $88.0 million, or 40.0% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and hearings are scheduled to resume in November 2003. The

PART II — OTHER INFORMATION

parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 21, 2003, we issued and sold a $500.0 million 3.0% Convertible Subordinated Note due 2010 to SBC Communications, Inc. (“SBC”) in a privately negotiated transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The note is an unsecured obligation convertible into approximately 6.87 million shares of our Class A Common Stock at the option of SBC at $72.82 per share, subject to adjustment in certain circumstances. Commencing July 21, 2008, we may redeem, and SBC may require us to purchase, all or a portion of the note without premium.

PART II — OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.1	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee

4.2	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee

4.3	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee

4.4	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein

4.5	3% Convertible Subordinated Note due 2010.

10.1*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar

10.2*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Senior Vice President and Chief Financial Officer

*	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

(b)	Reports on Form 8-K.

On August 4, 2003, we filed a Current Report on Form 8-K to announce that our subsidiary, EDBS, elected to redeem a portion of its outstanding 9 1/8% Senior Notes due 2009.

On August 13, 2003, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2003 attaching our earnings press release for the quarter ended June 30, 2003.

On September 4, 2003, we filed a Current Report on Form 8-K to announce the completion of the partial redemption of the 9 1/8% Senior Notes by our subsidiary, EDBS.

On September 19, 2003, we filed a Current Report on Form 8-K to announce our election to retire all of our outstanding 4 7/8% Convertible Subordinated Notes due 2007.

On September 25, 2003, we filed a Current Report on Form 8-K relating to the issuance of $2.5 billion of senior notes by our subsidiary, EDBS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION

	By:	/s/ Charles W. Ergen Charles W. Ergen Chairman and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Michael R. McDonnell Michael R. McDonnell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

4.1	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee

4.2	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee

4.3	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee

4.4	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein

4.5	3% Convertible Subordinated Note due 2010.

10.1*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar

10.2*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Senior Vice President and Chief Financial Officer

*	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.