Form 10-K
period 2003-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2004-03-26
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________.

Commission file number: 0-26176

EchoStar Communications Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [  ]

As of March 22, 2004, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $8.2 billion based upon the closing price of the Class A Common Stock as reported on the Nasdaq National Market as of the close of business on that date.

As of March 22, 2004, the Registrant’s outstanding Common stock consisted of 246,500,744 shares of Class A Common Stock and 238,435,208 shares of Class B Common Stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders of Registrant to be held May 6, 2004 are incorporated by reference in Part III herein.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to the following:

•	we face intense and increasing competition from the satellite and cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. BUSINESS

OVERVIEW

Our Business

Echostar Communications Corporation, through its DISH Network, is a leading provider of satellite delivered digital television to customers across the United States. DISH Network services include hundreds of video, audio and data channels, interactive television channels, digital video recording, high definition television (“HDTV”), international programming, professional installation and 24-hour customer service.

We started offering subscription television services on the DISH Network in March 1996. As of December 31, 2003, the DISH Network had approximately 9.425 million subscribers. We currently have nine in-orbit satellites which enable us to offer over 1,000 video and audio channels to consumers across the United States. Since we use many of these channels for local programming, no particular consumer could subscribe to all channels, but all are available using small consumer dishes. We believe that the DISH Network offers programming packages that have a better “price-to-value” relationship than packages currently offered by most other subscription television providers. As of December 31, 2003, there were over 22.0 million subscribers to direct broadcast satellite and other direct-to-home satellite services in the United States. We believe that there are more than 94.0 million pay television subscribers in the United States, and there continues to be significant unsatisfied demand for high quality, reasonably priced television programming services.

DISH Network and EchoStar Technologies Corporation

The operations of EchoStar Communications Corporation (“ECC,” and together with its subsidiaries, “EchoStar,” the “Company,” “we,” “us,” and/or “our”) include two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

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

Other Information

We were organized in 1995 as a corporation under the laws of the State of Nevada. Our common stock is publicly traded on the Nasdaq National Market under the symbol “DISH”. Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

Recent Developments

Gemstar-TV Guide International transaction. On March 2, 2004, we announced a long-term patent license and distribution agreement with Gemstar-TV Guide International, Inc. This transaction includes a one-time cash payment by us of $190.0 million for use of Gemstar intellectual property and technology, use of the TV Guide brand on our interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network. We also signed an agreement to resolve all outstanding litigation between us and Gemstar.

Also on March 2, 2004, we announced an agreement to acquire Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets for approximately $48.0 million in cash. Our purchase of these businesses is subject to certain regulatory approvals and customary conditions. The effectiveness of the patent license, distribution agreements and settlement agreement are subject to certain conditions, including the closing of the SNG sale.

Repurchase and Redemption of the 9 3/8% Senior Notes. During the fourth quarter of 2003, EDBS repurchased in open market transactions approximately $201.6 million of the original $1.625 billion principal amount of its 9 3/8% Senior Notes due 2009. The difference between the market price paid and the principal amount of approximately $12.7 million and unamortized debt issuance costs related to the repurchased notes of approximately $1.6 million were recorded as charges to earnings during the fourth quarter of 2003. Effective February 2, 2004, EDBS redeemed the remaining $1.423 billion principal amount of the notes at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million and unamortized debt issuance costs of approximately $10.8 million were recorded as charges to earnings in February 2004.

DISH NETWORK

Programming

Programming Packages. We use a “value-based” strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we currently sell our entry-level “America’s Top 60” programming package to consumers in digital format for $24.99 per month. This programming package includes 60 of the most popular video channels. Satellite-delivered local channels are currently available separately for an additional $5.99 per month in 110 of the largest markets in the United States, representing over 85% of all of U.S. television households. We estimate cable operators charge over $35 per month, on average, for their entry-level expanded basic service that typically consists of approximately 55 analog channels, including local channels. We believe that our “America’s Top 120” programming package, which is similar to an expanded basic cable package plus a digital music service and which we currently sell for $34.99 per month, also compares favorably to similar cable television programming. Based on cable industry statistics, we estimate that cable operators would typically charge as much as $45.00 per month for a similar package, including local channels. In addition to the above mentioned programming packages, we also offer our “America’s Top 180” programming package for $44.99 per month and our “America’s Everything Pak”, which combines our “America’s Top 180” programming package and all four movie packages, which are discussed below, for $77.99 per month. Certain of our current new subscriber promotions include local programming in the qualifying programming packages for no additional fee.

Movie Packages. We currently offer each of our four movie packages, which include up to 10 movie channels per package, starting at $11.99 per month. We believe we currently offer more movie channels than cable typically offers at a comparable price.

DISH Latino Programming Packages. We also offer Spanish-language programming packages. For example, we believe that our “DISH Latino” package, which includes more than 30 Spanish-language programming channels for $24.99 per month, is one of the most attractive Spanish-language packages available in the United States. We also offer “DISH Latino Dos,” which includes 120 English and Spanish-language programming channels for $34.99 per month. Additionally, we offer DISH Latino Max with more than 160 Spanish and English-language channels for $44.99 per month.

International Programming. Currently, we offer approximately 60 foreign-language channels including Arabic, South Asian, Hindi, Russian, Chinese, Greek and many others. DISH Network remains the pay-TV leader in delivering foreign-language programming to customers in the United States at superior values. We believe foreign-language programming is a valuable niche product that attracts a number of new subscribers who are unable to get similar programming elsewhere.

Sales, Marketing and Distribution

Sales Channels. Independent distributors, retailers and consumer electronics stores currently sell EchoStar receiver systems and solicit orders for DISH Network programming services. While we also sell receiver systems and programming directly, independent retailers are responsible for most of our sales. These independent retailers are primarily local retailers who specialize in TV and home entertainment systems. We also sell EchoStar receiver systems through nationwide retailers such as Costco, Sears and Wal-Mart, and certain regional consumer electronic chains. In addition, RadioShack Corporation sells EchoStar receiver systems and DISH Network programming services through its 5,200 corporate stores and in approximately 1,000 dealer franchise stores nationwide.

We currently have an agreement with JVC to distribute our receiver systems under its label through certain of its nationwide retailers, and an agreement with Thomson multimedia, Inc. to distribute our receiver systems under the EchoStar and RCA label through certain of its nationwide retailers.

We offer our distributors and retailers what we believe are competitive incentive programs. Through these programs, qualified distributors and retailers receive, among other things, commissions upon new subscriber activations and monthly residual incentives dependent, among other things, on continued consumer subscription to qualified programming.

Marketing. We use regional and national broadcast and print advertising to promote the DISH Network. We also offer point-of-sale literature, product displays, demonstration kiosks and signage for retail outlets. We provide guides that describe DISH Network products and services to our retailers and distributors at nationwide educational seminars and directly by mail. Our mobile sales and marketing team visits retail outlets regularly to reinforce training and ensure that these outlets quickly fulfill point-of-sale needs. Additionally, we dedicate a DISH Network channel and provide a retailer specific website to provide information about special services and promotions that we offer from time to time.

Promotional Subsidies. Our future success in the subscription television industry depends on, among other factors, our ability to acquire and retain DISH Network subscribers. We provide varying levels of subsidies and incentives to attract customers, including free or subsidized receiver systems, installations, antenna, programming and other items. This marketing strategy emphasizes our long-term business strategy of maximizing future revenue by selling DISH Network programming to a large potential subscriber base and rapidly increasing our subscriber base. Since we subsidize consumer up-front costs, we incur significant costs each time we acquire a new subscriber. Although there can be no assurance, we believe that on average we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue.

During July 2000, we began offering our DISH Network subscribers the option to lease receiver systems. Our current equipment lease promotion, the Digital Home Advantage program, offers consumers the ability to lease up to three receiver systems and connect up to four televisions with one of several qualifying programming packages starting at $29.99 per month, including local programming, where available. We expect this marketing strategy will reduce the cost of acquiring future subscribers because we retain ownership of the receiver systems. Upon termination of service, Digital Home Advantage subscribers are required to return the receiver and certain other equipment to us. While we do not recover all of the equipment upon termination of service, equipment that is recovered after deactivation is reconditioned and re-deployed at a much lower cost than new equipment.

We base our marketing promotions, among other things, on current competitive conditions. In some cases, if competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation would be adversely affected.

Digital Video Recording and Interactive Services

We continue to expand our offerings to include interactive services. DISH Network customers can also purchase or lease receivers with built-in hard disk drives that permit viewers to pause and record live programs without the need for videotape. We now offer receivers capable of storing up to 180 hours of programming and expect to increase storage capacity on future receiver models. We also currently offer receivers that provide a wide variety of innovative interactive television services and applications.

Broadband Strategic Alliances

Since 2002, we have entered into agreements to combine DISH Network satellite television service with the Internet access capabilities and, in certain instances, the communications services of Earthlink, Qwest Communications International Inc. and Sprint to offer bundled service packages to consumers.

During July 2003, we announced an agreement with SBC to co-brand our DISH Network service with SBC’s telephony, high-speed data and other communications services. SBC Communications is marketing the bundled service, which became available to consumers in early 2004, and is responsible for integrated order-entry, customer service and billing.

SBC purchases set-top box equipment from us to sell to bundled service customers. SBC also outsources installation and certain customer service functions to us for a fee. As part of the agreement, SBC will pay us certain development and implementation fees.

Satellites

Overview of Our Satellites and FCC Authorizations. We presently have nine satellites in geostationary orbit approximately 22,300 miles above the equator. Each of our satellites has a minimum design life of 12 years and is equipped to operate as follows:

•	EchoStar I and EchoStar II each have 16 transponders that operate at approximately 130 watts of power.

•	Subject to the anomalies described below, EchoStar III and EchoStar IV each have 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel.

•	EchoStar V has 32 transponders that operate at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel.

•	Each of EchoStar VI, EchoStar VII and EchoStar VIII has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VII and EchoStar VIII also include spot-beam technology. The use of spot-beams on EchoStar VII and EchoStar VIII enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States. Each transponder can transmit multiple digital video, audio and data channels.

•	EchoStar IX, which commenced operations at the 121 degree location during October 2003, has 32 Ku-band transponders that operate at approximately 110 watts per channel, in addition to a Ka-band payload. EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to initiate those services.

Our satellites are located in orbital positions, or slots, that are designated by their western longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each DBS orbital position into 32 frequency channels. Each transponder on our satellites can exploit one frequency channel. Through digital compression technology, we can currently transmit between nine and eleven digital video channels from each transponder, on average. The FCC licensed us to operate 96 direct broadcast satellite frequencies at various orbital positions including:

•	21 frequencies at the 119 degree orbital location and 29 frequencies at the 110 degree orbital location, both capable of providing service to the entire continental United States;

•	11 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States;

•	32 frequencies at the 148 degree orbital location, capable of providing service to the Western United States;

•	3 frequencies at the 157 degree orbital location, capable of providing service to the Western United States.

We currently broadcast the majority of our programming from the 110 and 119 degree locations. The majority of our customers have satellite receiver systems that are equipped to receive signals from both of these locations.

Satellite Anomalies. EchoStar I and EchoStar II are both Series 7000 class satellites designed and manufactured by Lockheed Martin Corporation. While both of those satellites are currently functioning properly in orbit, a similar Lockheed Series 7000 class satellite owned by Loral Skynet recently experienced total in-orbit failure. While we currently do not have sufficient information available to reach any conclusions as to whether other satellites of the Series 7000 class might be at increased risk of suffering a similar malfunction, no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure. During December 2003, a spare Traveling Wave Tube Amplifier (“TWTA”) was switched in to support operations on transponder 25 on EchoStar I due to degraded operation of the primary TWTA. There are a total of 23 remaining TWTA’s available to support the 16 operational transponders on EchoStar I. During 2003, one of the spare TWTA’s on EchoStar II which had been found to be suspect during original In Orbit Test Operations in 1996 was declared failed. There are a total of 23 remaining TWTA’s available to support the 16 operational transponders on EchoStar II. EchoStar I and II are currently located at the 148 west orbital location.

During January 2004, a TWTA pair on EchoStar III failed, resulting in a loss of service on one of our licensed transponders. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 16 TWTA’s on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 TWTA’s to provide redundancy. EchoStar III can now operate a maximum of 28 transponders but due to redundancy switching limitations and the specific channel authorizations, currently it can only operate on 17 of the 19 FCC authorized frequencies at the 61.5 degree west orbital location.

During 2000, 2001 and 2002, EchoStar V experienced anomalies resulting in the loss of three solar array strings, and during January 2003, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the estimated 12-year design life of the satellite. In addition, during January 2003, EchoStar V experienced an anomaly in a spacecraft electronic component which affects the ability to receive telemetry from certain on-board equipment. Other methods of communication have been established to alleviate the effects of the failed component. An investigation of the solar array and electronic component anomalies, none of which have impacted commercial operation of the satellite, is continuing. In July 2001, EchoStar V experienced the loss of one of its three momentum wheels. Two momentum wheels are utilized during normal operations and a spare wheel was switched in at the time. A second momentum wheel experienced an anomaly in December 2003 and was switched out resulting in operation of the spacecraft in a modified mode utilizing thrusters to maintain spacecraft pointing. While this operating mode provides adequate performance, it results in an increase in fuel usage and a corresponding reduction of spacecraft life. This operating mode is not expected to reduce the estimated design life of the satellite to less than 12 years.

The investigation into the anomaly is continuing. Until the root causes of these anomalies are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

During 2002, two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. During March 2003, an additional thruster on EchoStar VIII experienced an anomalous event and is not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other nine thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround has resulted in certain gyroscopes being utilized for aggregate periods of time substantially in excess of their originally qualified limits. However, neither of these workarounds are expected to reduce the estimated design life of the satellite to less than 12 years. An investigation of the thruster anomalies, including the development of additional workarounds for long term operations, is continuing. None of these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally determined, there can be no assurance that these or future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During June and July 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of one of the solar arrays. In December 2003 the other array experienced a similar anomaly. Both arrays are currently fully functional, but rotating in a mode recommended by the satellite manufacturer which allows full rotation but is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

During September 2003, a single battery cell on EchoStar VIII exhibited reduced capacity. There are 72 battery cells on EchoStar VIII and all loads can be maintained for the full design life of the satellite with up to two battery cells fully failed. An investigation of the battery cell anomaly, which has not impacted commercial operation of the satellite, is underway. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

Satellite Insurance. We currently do not carry launch and/or in-orbit insurance for any of our nine in-orbit satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of five of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of December 31, 2003, cash reserved for satellite insurance totaled approximately $176.8 million. Effective February 2, 2004, as a result of the redemption of EDBS’ 9 3/8% Senior Notes due 2009, our obligation to reserve for satellite insurance declined to the depreciated cost of three of our satellites. As an indirect result of this redemption, during February 2004, we were able to reduce our reserve and reclassify approximately $57.2 million, representing the depreciated cost of two of our satellites, from cash reserved for satellite insurance to cash and cash equivalents. We will continue to reserve cash for satellite insurance on our balance sheet until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the indenture covenants requiring the insurance are no longer applicable.

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

In September 1998, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. We are currently in arbitration with the insurers regarding this claim. See “Item 3 – Legal Proceedings.”

Certain Other Risks to Our Satellites. Meteoroid events pose a potential threat to all in-orbit geosynchronous satellites including our DBS satellites. While the probability that our satellites will be damaged by meteoroids is very small, that probability increases significantly when the Earth passes through the particulate stream left behind by various comets.

Occasionally, increased solar activity poses a potential threat to all in-orbit geosynchronous satellites including our direct broadcast satellites. The probability that the effects from this activity will damage our satellites or cause service interruptions is generally very small.

Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points, and present hazards to operational spacecraft including our direct broadcast satellites. The locations of these hazards are generally well known and may require us to perform maneuvers to avoid collisions.

Satellites under Construction and Leased Satellites. EchoStar X, which is expected to be launched during 2005, is being built by Lockheed Martin Commercial Space Systems and will be used for expanded DISH Network video services.

During March 2003 we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, which may be located at the 105 degree orbital location or certain other orbital locations. We also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing at least until the new satellite is launched. We intend to use the capacity on the satellites to offer a combination of programming including local network channels in additional markets, together with satellite-delivered, high-speed internet services. During August 2003, we exercised our option under the SES Americom agreement to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. We anticipate that this satellite will be launched during the fourth quarter of 2005.

During February 2004, we entered into two additional satellite service agreements for capacity on FSS satellites. Pending the successful launch and entry into service of the previously described new FSS satellite, the satellite under the first of these agreements is scheduled for launch during the first half of 2005. We intend to use this additional satellite as backup in the case of any unexpected events related to the initial operational deployment of the satellite at the 105 degree orbital location, and may also utilize the satellite to offer local network channels in additional markets, together with satellite-delivered, high-speed internet services. The satellite under the second of these agreements is planned for launch during the second half of 2006 and is contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. It is our intent to use the capacity on this satellite to offer additional value-added services.

Components of a DBS System

Overview. In order to provide programming services to DISH Network subscribers, we have entered into agreements with video, audio and data programmers, who deliver their programming content to our digital broadcast operations centers in Cheyenne, Wyoming and Gilbert, Arizona, via commercial satellites, fiber optic networks or microwave transmissions. We monitor those signals for quality, and can add promotional messages, public service programming, advertising, and other information. Equipment at our digital broadcast operations centers then digitizes, compresses, encrypts and combines the signal with other necessary data, such as conditional access information. We then “uplink” or transmit the signals to one or more of our satellites and broadcast directly to DISH Network subscribers.

In order to receive DISH Network programming, a subscriber needs:

     •   a satellite antenna, which people sometimes refer to as a “dish,” and related components;

     •   a “satellite receiver” or “set-top box”; and

     •   a television set.

EchoStar Receiver Systems. EchoStar receiver systems include a small satellite dish, a digital satellite receiver that decrypts and decompresses signals for television viewing, a remote control, and other related components. We offer a number of set-top box models. Our standard system comes with an infrared universal remote control, an on-screen interactive program guide and V-chip type technology for parental control. Our premium models include a hard disk drive enabling additional features such as digital video recording of up to 180 hours of programming, a UHF/infrared universal remote, and an expansion port for future upgradeability. Certain of our standard and premium systems allow independent satellite TV viewing on two separate televisions. We also offer a variety of specialized products including HDTV receivers. Set-top boxes communicate with our authorization center through telephone lines to, among other things, report the purchase of pay-per-view movies and other events. DISH Network reception equipment is incompatible with competitors’ systems.

Although we internally design and engineer our receiver systems, we outsource manufacturing to high-volume contract electronics manufacturers. Sanmina-SCI Corporation (formerly known as SCI Systems, Inc.) is the primary manufacturer of our receiver systems. JVC also manufactures some of our receiver systems. In addition, during 2002, we signed manufacturing agreements with RCA/Thomson and Celetron USA, Inc.

Conditional Access System. We use conditional access technology to encrypt our programming so only those who pay can receive it. We use microchips embedded in credit card-sized access cards, or “smart cards” to control access to authorized programming content. ECC owns 50% of NagraStar LLC, a joint venture that provides us with smart cards. Nagra USA owns the other 50% of NagraStar. NagraStar purchases these smart cards from NagraCard SA, a Swiss company which is an affiliate of Nagra USA. These smart cards, which we can update or replace periodically, are a key element in preserving the security of our conditional access system. When a consumer orders a particular channel, we send a message by satellite that instructs the smart card to permit decryption of the programming for viewing by that consumer. The set-top box then decompresses the programming and sends it to the consumer’s television.

Theft of subscription television programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. In addition, theft of our competitors’ programming can also increase our churn. Compromises of our encryption technology could also adversely affect our ability to contract for video and audio services provided by programmers. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat piracy and maintain the functionality of active set-top boxes that have been sold to subscribers, we intend to replace older generation smart cards with newer generation smart cards in the future. However, there can be no assurance that these security measures or any future security measures we may implement will be effective in reducing piracy of our programming signals.

Installation. While many consumers have the skills necessary to install our equipment in their homes, we believe that most installations are best performed by professionals, and that on time, quality installations are important to our success. Consequently, we have expanded our installation business, which is conducted through our DISH Network Service LLC subsidiary. We use both employees and independent contractors for professional installations. Independent installers are held to DISH Network Service LLC service standards to attempt to ensure each DISH Network customer receives the same quality installation and service. Our offices and independent installers are strategically located throughout the continental United States. Although there can be no assurance, we believe that our internal installation business helps to improve quality control, decrease wait time on service calls and new installations and helps us better accommodate anticipated subscriber growth.

Digital Broadcast Operations Centers. Our principal digital broadcast operations center is located in Cheyenne, Wyoming. We also own a digital broadcast operations center in Gilbert, Arizona which we use as back up to our main facility located in Cheyenne and to support the increase in the number of markets in which we offer local network channels by satellite. Almost all of the functions necessary to provide satellite-delivered services occur at the digital broadcast operations centers. The digital broadcast operations centers use fiber optic lines and downlink antennas to receive programming and other data. These centers then uplink programming content to our direct broadcast satellites. Equipment at our digital broadcast operations centers performs substantially all compression and encryption of DISH Network’s programming signals.

Customer Service Centers. We currently own or operate nine customer service centers fielding substantially all of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, billing, installation and technical support. We continue to work to automate simple phone responses and to increase Internet-based customer assistance in order to better manage customer service costs.

Subscriber Management. We presently use, and are dependent on, CSG Systems International Inc.’s software system for the majority of DISH Network subscriber billing and related functions.

Competition for Our Dish Network Business

We compete in the subscription television service industry against other satellite, cable television and land-based system operators offering video, audio and data programming and entertainment services. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our ability to increase earnings depends, in part, on our ability to compete with these operators.

Cable Television. Cable television operators have a large, established customer base, and many have significant investments in, and access to, programming. Of the 97% of United States television households in which cable television service was available as of December 31, 2003, approximately 64% subscribed to cable. Cable television operators continue to leverage their advantages relative to us by, among other things, bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, offering efficient 2-way high-speed Internet access, and telephone service on upgraded cable systems, providing service to multiple television sets within the same household at a lesser incremental cost to the consumer, and providing local and other programming in a larger number of geographic areas. As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.

DirecTV and other DBS and Direct-to-Home System Operators. During December 2003, an affiliate of News Corporation acquired a 34% controlling interest in The DirecTV Group (formerly known as Hughes Electronics Corporation), the owner of DirecTV. News Corporation’s diverse world-wide satellite, content and other related businesses may provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other assets valuable to our industry.

DirecTV’s satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV.

According to SEC filings made by DirecTV Holdings LLC, DirecTV owns a fleet of seven high powered DBS satellites, has 46 DBS frequencies that are capable of full coverage of the continental United States, offered more than 800 channels of combined video and audio programming and has approximately 12.2 million subscribers. We believe DirecTV continues to be in an advantageous position relative to our company with regard to, among other things, certain programming packages, and, possibly, volume discounts for programming offers.

Furthermore, other companies in the United States have conditional permits or have leased transponders for a comparatively small number of DBS frequencies that can be used to provide service to portions of the United States, and Rainbow DBS Company LLC (an affiliate of one of the largest cable providers in the United States) has recently launched its own DBS satellite. New entrants such as Rainbow DBS may have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we would be required to incur to make new products or technologies available across our installed base of over 9 million subscribers.

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

New Technologies and Competitors. New technologies also could have a material adverse effect on the demand for our DBS services. For example, new and advanced local multi-point video distribution services are currently being implemented. In addition, entities such as regional telephone companies, which are likely to have greater resources than we have, are implementing and supporting digital video compression over existing telephone lines and digital “wireless cable.” These companies are also developing video-over-fiber technologies that have the potential to dramatically increase the amount and quality of video programming distributed via the internet. Our ability to compete successfully with these and other new technologies will be impacted by, among other things, increasing demand for high definition television, or HDTV, programming. We may have difficulty developing competitive HDTV-related technology and securing adequate spectrum capacity for transmission of HDTV signals.

In addition to the challenges posed by new technologies, mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, regional Bell operating companies and others may result in the creation of new or more integrated providers capable of offering bundled cable television and telecommunications services in competition with us. We may not be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

ECHOSTAR TECHNOLOGIES CORPORATION

EchoStar Technologies Corporation (“ETC”), one of our wholly-owned subsidiaries, internally designs and develops EchoStar receiver systems. Our satellite receivers have won numerous awards from the Consumer Electronics Manufacturers Association, retailers and industry trade publications. We outsource the manufacture of EchoStar receiver systems to third parties who manufacture the receivers in accordance with our specifications.

The primary purpose of our ETC division is to support the DISH Network. However, in addition to supplying EchoStar receiver systems for the DISH Network, ETC also sells similar digital satellite receivers internationally, either directly to television service operators or to our independent distributors worldwide. This has created a source of additional business for us and synergies that directly benefit DISH Network. For example, our satellite receivers are designed around the Digital Video Broadcasting standard, which is widely used in Europe and Asia. The same employees who design EchoStar receiver systems for the DISH Network are also involved in designing set-top boxes sold to international TV customers. Consequently, we benefit from the possibility that ETC’s international projects may result in improvements in design and economies of scale in the production of EchoStar receiver systems for the DISH Network.

We believe that direct-to-home satellite service is particularly well-suited for countries without extensive cable infrastructure, and we are actively soliciting new business for ETC. However, there can be no assurance that ETC will be able to develop additional international business or maintain its existing customers.

Through 2003, our primary international customer was Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. We currently have certain binding purchase orders from Bell ExpressVu, and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. Our future international revenue depends largely on the success of these and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers.

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

Competition for Our ETC Business

Through ETC, we compete with a substantial number of foreign and domestic companies, many of which have significantly greater resources, financial or otherwise, than we have. We expect new competitors to enter this market because of rapidly changing technology. Our ability to anticipate these technological changes and introduce enhanced products expeditiously will be a significant factor in our ability to remain competitive. We do not know if we will be able to successfully introduce new products and technologies on a timely basis in order to remain competitive.

GOVERNMENT REGULATION

We are subject to comprehensive regulation by the Federal Communications Commission (“FCC”). We are also regulated by other federal agencies, state and local authorities and the International Telecommunication Union (“ITU”). Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

FCC Regulation under the Communications Act

FCC Jurisdiction over our Operations. The Communications Act of 1934, as amended, which we refer to as the “Communications Act”, gives the FCC broad authority to regulate the operations of satellite companies. Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

•	the assignment of satellite radio frequencies and orbital locations;

•	licensing of satellites, earth stations, the granting of related authorizations, and evaluation of the fitness of a company to be a licensee;

•	approval for the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

•	ensuring compliance with the terms and conditions of such assignments and authorizations, including required timetables for construction and operation of satellites and other due diligence requirements;

•	avoiding interference with other radio frequency emitters; and

•	ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations governing the operation of satellite communications providers and multi-channel video distributors.

In order to obtain FCC satellite licenses and authorizations, communication satellite operators must satisfy strict legal, technical and financial qualification requirements. Once issued, these licenses and authorizations are subject to a number of conditions including, among other things, satisfaction of ongoing due diligence obligations, construction milestones, and various reporting requirements.

Our Basic DBS Frequency Licenses and Authorizations. Most of our programming is transmitted to our customers on frequencies in the 12.2 to 12.7 GHz range, which we refer to as the “DBS” frequencies. We are licensed or authorized by the FCC to operate DBS frequencies at the following orbital locations:

•	11 frequencies at the 61.5 degree orbital location;

•	29 frequencies at the 110 degree orbital location;

•	21 frequencies at the 119 degree orbital location;

•	32 frequencies at the 148 degree orbital location; and

•	3 frequencies at the 157 degree orbital location.

We also sublease six transponders (corresponding to six frequencies) at the 61.5 degree orbital location from licensee Dominion Video Satellite, Inc.

Our Satellites. We currently own and operate eight DBS satellites (EchoStar I through EchoStar VIII) and one Fixed-Satellite Service (“FSS”) Ku/Ka-band satellite (EchoStar IX). Our satellites operate at the following orbital locations:

•	EchoStar V and EchoStar VII operate at the 119 degree orbital location;

•	EchoStar VI and EchoStar VIII operate at the 110 degree orbital location;

•	EchoStar III operates at the 61.5 degree orbital location;

•	EchoStar I and II operate at the 148 degree orbital location;

•	EchoStar IV operates at the 157 degree orbital location;

•	EchoStar IX operates at the 121 degree orbital location.

EchoStar IV is not equipped to operate on all three of our licensed frequencies at the 157 degree orbital location. It is therefore currently operating on a different three-channel configuration at that location under a Special Temporary Authority (“STA”). The STA expired on February 15, 2004. While we have requested both an extension of the STA and a modification of our license to permit that configuration, we cannot be sure that the FCC will grant these requests.

Duration of our Satellite Licenses and Authorizations. Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC. While under a recent FCC rulemaking the term of certain satellite licenses has been extended from 10 to 15 years, the term of DBS licenses remains at 10 years; our licenses are currently set to expire at various times starting as early as 2006. In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject again to possible renewal by the FCC.

Opposition and other Risks to our Licenses and Authorizations. Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending requests to the FCC for extensions, modifications, waivers and approvals of our licenses. In addition, we have not filed, or have not timely filed, certain reports required in connection with our satellite authorizations. Because of this opposition and our failure to comply with certain requirements of our authorizations, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.

On January 16, 2004, the Court of Appeals for the D.C. Circuit heard arguments in a challenge brought by Advanced Communications Corporation (“Advanced”), the former holder of DBS permits at the 110 degrees and 148 degrees west orbital locations, against the FCC’s 1995 cancellation of its permits. While previous appeals by Advanced have failed, we cannot be certain that Advanced will not ultimately be successful. If it is successful, certain of our licenses to operate core DBS satellites from those orbital locations may be at risk in further FCC proceedings.

Our FSS Licenses. In addition to our DBS licenses and authorizations, we have received conditional licenses from the FCC to operate Fixed-Satellite Service (“FSS”) satellites in the Ka-band and the Ku-band, including licenses to operate EchoStar IX (a hybrid Ka/Ku-band satellite) at the 121 degree orbital location. EchoStar also recently received Ka-band licenses at the 97 and 123 degree orbital locations. Use of these licenses and conditional authorizations is subject to certain technical and due diligence requirements, including the requirement to construct and launch satellites according to specific milestones and deadlines. Our projects to construct and launch Ku-band, extended Ku-band and Ka-band satellites are in various stages of development.

Risks to our Ka-Band and Ku-Band Authorizations. On March 15, 2004, we relinquished our license for a Ku-band satellite at the 83 degree orbital location and declined our license for a Ka-band satellite at the 125 degree orbital location. With respect to our license for a Ka-band system at the 83 degree orbital location, the FCC requires construction, launch and operation of the satellite system to be completed by June 25, 2005. The FCC has stated that it may cancel our corresponding authorizations if we fail to file adequate reports or to demonstrate progress in the construction of that satellite system. In addition, some companies with interests adverse to ours are challenging our licenses. Our Ka-band licenses at the 83 and 121 degree orbital locations allow us to use only 500 MHz of Ka-band spectrum in each direction, while certain other licensees have been authorized to use 1000 MHz in each direction. Our Ka-band licenses at the 123 and 97 degree orbital locations are for the full 1000 MHz in each direction. With respect to these licenses, the FCC requires construction, launch and operation of the satellites to be completed by December of 2008 and March 2009 respectively. ITU deadlines, however, require satellites to be operating at those slots by June of 2005. There can be no assurance that we will develop acceptable plans to meet these deadlines, or that we will be able to utilize the orbital slot.

VisionStar. We also own a 90% interest in VisionStar, Inc. (“VisionStar”), which holds a Ka-band license at the 113 degree orbital location. VisionStar did not complete construction or launch of the satellite by the required milestone deadlines and has requested an extension of those milestones from the FCC. Failure to receive an extension would render the license invalid.

Recent FCC Rulemaking Affecting our Licenses and Applications. The FCC has recently changed its system for processing applications to a “first-come, first-served” process. Since that change became effective, we have filed or refiled, and have pending before the FCC, new applications for as many as nine satellites in several different frequency bands. Several of our direct or indirect competitors have filed petitions to deny or dismiss certain of our pending applications or have requested that conditions be placed on authorizations we requested. We have received Ka-band licenses for the 97, 123 and 125 degree orbital locations, while a number of other applications have been dismissed without prejudice by the FCC. We cannot be sure that the FCC will grant any of our outstanding applications, or that the authorizations, if granted, will not be subject to onerous conditions. Moreover, the cost of building, launching and insuring a satellite can be as much as $250 million or more, and we cannot be sure that we will be able to construct and launch all of satellites for which we have requested authorizations. The FCC has also imposed a $5 million bond requirement for all future satellite licenses, which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite. We have already posted a bond for the Ka-band license we recently received at the 123 degree orbital location and must post a bond for our Ka-band licenses at the 97 degree orbital location or forfeit our license for that location.

New Satellite License Auction Proceedings. The FCC has proposed to auction licenses for DBS frequencies at the 61.5 degree, 157 degree, 166 degree and 175 degree orbital locations. Rainbow, a DBS licensee with a satellite at the 61.5 degree orbital location, has argued that we should not be eligible to bid for two available channels at the 61.5 degree orbital location. If this argument is accepted by the FCC, it will prevent us from acquiring these channels and making more productive use of the satellite operating at that orbital location. On January 15, 2004, the FCC affirmed that it had the necessary auction authority and that no eligibility restrictions were warranted for the 157, 166 and 175 degree licenses. It deferred the question of eligibility restrictions that would preclude us from bidding for the 61.5 degree license to a separate order.

Expansion DBS Spectrum. The FCC has also allocated additional expansion spectrum for DBS services commencing in 2007. This could create significant additional competition in the market for subscription television services. We filed applications for such additional spectrum during March 2002 but cannot predict whether the FCC will grant these applications.

Other Services in the DBS band. The FCC has also adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency as direct broadcast satellite and Ku-band-based fixed satellite services. In the same rulemaking, the FCC authorized use of the DBS spectrum that we use by terrestrial communication services. The FCC recently auctioned licenses for these terrestrial services during January, 2004. We are a passive investor in one of the winning bidders in the auction, but we cannot be sure that licenses will in fact be awarded to that bidder. Also, there can be no assurance that operations by non-geostationary orbit fixed satellite services or terrestrial communication services in the DBS band will not interfere with our DBS operations.

Proposals to allow 4.5 Degree Spacing. During April 2002, SES Americom, Inc. requested a declaratory ruling that it is in the public interest for SES Americom to offer satellite capacity for third party direct-to-home services to consumers in the United States and certain British Overseas Territories in the Caribbean. SES Americom proposes to employ a satellite licensed by the Government of Gibraltar to operate in the same uplink and downlink frequency bands as us, from an orbital position located in between two orbital locations where EchoStar and DirecTV have already positioned satellites. DirecTV, which opposes SES’s petition, has itself filed a petition for rulemaking for standards to permit such 4.5 degree spacing. On January 23, 2004, we filed comments in response to DirectTV’s petition for rulemaking. We stated in these filings that we believe 4.5 degree spacing is feasible and noted that we ourselves have filed applications for satellites located 4.5 degrees from existing DBS satellites. We acknowledged, however, that such narrow spacing presents risks of interference with current DBS operations. DirecTV has recently requested FCC authority to provide service to the United States from a Canadian orbital slot. The possibility that the FCC will allow service to the U.S. from closer-spaced DBS slots and from foreign slots may permit additional competition against us from other DBS providers.

Rules Relating to Alaska and Hawaii. The holders of DBS authorizations issued after January 19, 1996 must provide DBS service to Alaska and Hawaii if such service is technically feasible from the authorized orbital location. Our authorizations at the 110 degree, 148 degree and 157 degree orbital locations were received after January 19, 1996. While we provide service to Alaska and Hawaii from both the 110 and 119 degree orbital locations, those states have expressed the view that our service should more closely resemble our service to the mainland United States and otherwise needs improvement. Further, the satellite we currently operate at the 148 and 157 degree orbital locations are not able to provide service to Alaska and/or Hawaii. We received temporary waivers of the service requirement for the 148 degree orbital location subject to several conditions and have requested a similar waiver for the 157 degree orbital location. However, the FCC could revoke these waivers or reject our request for a new waiver at any time.

The FCC has also concluded a rulemaking which seeks to streamline and revise its rules governing DBS operators. In connection with this rulemaking, the FCC clarified its geographic service requirements to introduce a requirement that we provide programming packages to residents of Hawaii and Alaska that are “reasonably comparable” to what we offer in the contiguous 48 states. We cannot be sure that this requirement will not affect us adversely by requiring us to devote additional resources to serving these two states.

Other Communications Act Provisions

Rules Relating to Broadcast Services. The FCC imposes different rules for “subscription” and “broadcast” services. We believe that because we offer a subscription programming service, we are not subject to many of the regulatory obligations imposed upon broadcast licensees. However, we cannot be certain whether the FCC will find in the future that we must comply with regulatory obligations as a broadcast licensee, and certain parties have requested that we be treated as a broadcaster. If the FCC determines that we are a broadcast licensee, it could require us to comply with all regulatory obligations imposed upon broadcast licensees, which are generally subject to more burdensome regulation than subscription television service providers.

Public Interest Requirements. Under a requirement of the Cable Act, the FCC imposed public interest requirements on DBS licensees. These rules require us to set aside four percent of channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers. This could displace programming for which we could earn commercial rates and could adversely affect our financial results. The FCC has generally not reviewed all aspects of our methodology for processing carriage requests, computing the channel capacity we must set aside or determining the rates that we charge public interest programmers. We cannot be sure that, if the FCC were to review these methodologies, it would find them in compliance with the public interest requirements. Certain parties have challenged certain aspects of our methodology in a pending proceeding, and we have recently received a letter from the FCC’s Enforcement Bureau regarding these issues. We cannot be sure that the Commission will not take enforcement action against us, which may result in fines and/or changes to our methodology for compliance with these rules.

Other Open Access Requirements. The FCC has also commenced a proceeding regarding distribution of high-speed Internet access services and interactive television services. We cannot be sure that the FCC will not ultimately impose open access obligations on us, which could be very onerous, and could create a significant strain on our capacity and ability to provide other services.

Plug and Play. The FCC has recently adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems. That standard was developed through negotiations involving the cable and consumer electronics industries but not us, and we are concerned that it imposes certain “encoding rules” on all multichannel video programming distributors, including us, and that the standard and its implementation process favor cable systems. We have filed a petition for review of the FCC’s “plug and play” order with the federal Court of Appeals for the District of Columbia Circuit on various grounds, but we cannot be sure that the court will not uphold the FCC’s decision. The FCC has also recently adopted the “broadcast flag” method for copy-protecting content broadcast digitally over the air. The cable industry has requested that certain requirements established by the FCC also extend to DBS set-top boxes. It is too early to fully assess the risks to us from the adoption of these standards and the possible extension of these requirements to DBS boxes.

The Satellite Home Viewer Improvement Act

Retransmission of Distant Networks. The Copyright Act, as amended by the Satellite Home Viewer Improvement Act, or “SHVIA”, permits satellite retransmission of distant network channels only to “unserved households.” An example of a distant station retransmission is a Los Angeles network station retransmitted by satellite to a subscriber outside of Los Angeles. That subscriber qualifies as an “unserved household” if he or she cannot receive, over the air, a signal of sufficient intensity (“Grade B” intensity) from a local station affiliated with the same network.

SHVIA also established a process whereby consumers predicted to be served by a local station may request that this station waive the unserved household limitation so that the requesting consumer may receive distant signals by satellite. If the waiver request is denied, SHVIA entitles the consumer to request an actual test, with the cost to be borne by either the satellite carrier, such as us, or the broadcast station depending on the results. The testing process required by the statute can be very costly.

In addition, SHVIA has affected and continues to affect us adversely in several other respects. The legislation prohibits us from carrying more than two distant signals for each broadcasting network and leaves the FCC’s Grade B intensity standard unchanged without future legislation. The FCC rules mandated by SHVIA require us to delete substantial programming (including sports programming) from these signals. Although we have implemented certain measures in our effort to comply with these rules, these requirements have significantly hampered and may further hamper our ability to retransmit distant network and superstation signals. The burdens the rules impose upon us may become so onerous that we may be required to substantially alter or stop retransmitting many or all superstation signals. In addition, the FCC’s sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system.

The statutory license for retransmitting distant stations is set to expire on December 31, 2004, and we cannot be sure that Congress will extend that license. If the license is not extended, we will be unable to retransmit distant stations altogether.

Opposition to Our Delivery of Distant Signals. See “Item 3 - Legal Proceedings – Distant Network Litigation” for information regarding opposition to our delivery of distant signals.

Retransmission of Local Networks. SHVIA, generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies, which provide local signals.

While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short term. SHVIA requires broadcasters to negotiate retransmission consent agreements in good faith but FCC rules implementing that obligation provide very few limitations on broadcasters’ actions.

“Must Carry” and Other Requirements. SHVIA also imposes “must carry” requirements on DBS providers and the FCC has adopted detailed “must carry” rules applicable to us. These rules generally require that satellite distributors carry all the local broadcast stations requesting carriage in a timely and appropriate manner in areas where they choose to offer local programming, not just the four major networks. Since we have limited capacity, the number of markets in which we can offer local programming is reduced by the “must carry” rules because we are required to carry large numbers of stations in each market we serve. The legislation also includes provisions that could expose us to material monetary penalties, and permanent prohibitions on the sale of all local and distant network channels, based on inadvertent violations of the legislation, prior law, or the FCC rules. Imposition of these penalties would have a material adverse effect on our business operations generally.

Several “must carry” complaints by broadcasters against us are pending at the FCC. The FCC has ruled against us in certain of these proceedings, and we cannot be sure that the FCC will rule in our favor in other pending or future proceedings. Such a ruling could result in a decrease in the number of local areas where we can offer local network programming. This in turn could increase churn in those markets and preclude us from offering local network channels in new markets, thereby reducing our competitiveness.

Furthermore, we cannot be sure that the FCC will not interpret or implement its rules in such a manner as to inhibit our use of our two-dish solution to comply with the “must carry” requirements. The National Association of Broadcasters and Association of Local Television Stations filed an emergency petition during 2002 asking the FCC to modify or clarify its rules to prohibit or hamper our compliance plan. In response, during April 2002, a bureau of the FCC issued a declaratory ruling and order finding that our compliance plan violated certain provisions of SHVIA and the FCC’s “must carry” regulations. Challenges to the April 2002 order have been filed by various parties, including one by us, and are presently pending.

During April 2002, the FCC bureau also issued an order granting in part numerous complaints filed against us by individual broadcast stations that claimed violations of the “must carry” requirements similar to those addressed in the prior April 2002 order. Depending upon the ultimate outcome of these proceedings (including the extent to which our compliance reports are accepted), further orders by the bureau or the FCC itself could result in a decrease in the number of local areas where we will be able to offer local network programming until new satellites are launched. This, in turn, could significantly increase the churn of subscribers in those areas where local network programming is no longer offered and impair our ability to gain new subscribers in those areas, which could materially adversely affect our financial performance. We could also be exposed to damage claims by local stations if we are found by any court to have violated the “must carry” requirements. These damage claims could materially adversely affect our financial position.

Finally, while the FCC has decided for now not to impose “must carry” obligations on satellite carriers for high definition television stations or dual digital/analog carriage obligations — i.e., additional requirements in connection with the carriage of digital television stations that go beyond carriage of one signal (whether analog or standard definition digital) for each station, the FCC still has pending rulemaking proceedings on these matters. These proceedings may result in further, even more onerous, digital carriage requirements.

Dependence on Cable Act for Program Access

We purchase a substantial percentage of our programming from cable-affiliated programmers. The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers have been extended from October 2002 to October 2007, but this extension could be reversed. Upon expiration of those provisions, many popular programs may become unavailable to us, causing a loss of customers and adversely affecting our revenues and financial performance. Any change in the Cable Act and the FCC’s rules that would permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis. We believe that the FCC generally has not shown a willingness to enforce the program access rules aggressively. As a result, we may be limited in our ability to obtain access (or non-discriminatory access) to programming from programmers that are affiliated with the cable system operators.

Affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite. To the extent that cable operators deliver additional programming terrestrially in the future, they may assert that this additional programming is also exempt from the program access laws. These restrictions on our access to programming could materially adversely affect our ability to compete in regions serviced by these cable providers.

The International Telecommunication Union

Our DBS system also must conform to the International Telecommunication Union, or “ITU”, broadcasting satellite service plan. If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants’ operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. The United States government has filed modification requests with the ITU for EchoStar I, EchoStar II and EchoStar III. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. We cannot predict when the ITU will act upon these requests for modification or if they will be granted.

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

PATENTS AND TRADEMARKS

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.

We may not be aware of all intellectual property rights that our products may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware. Further, the process of determining definitively whether a claim of infringement is valid often involves expensive and protracted litigation, even if we are ultimately successful on the merits.

We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on net income, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Item 3 - Legal Proceedings.”

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2004 or 2005. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For operating segment and principal geographic area data for 2003, 2002 and 2001 see Note 11 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 15,000 employees at December 31, 2003, most of whom are located in the United States. We generally consider relations with our employees to be good.

Although a total of approximately 100 employees in three of our field offices have voted to unionize, we are not currently a party to any collective bargaining agreements. However, we are currently negotiating collective bargaining agreements at these offices.

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

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.echostar.com.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. Our code of ethics is available on our corporate website at www.echostar.com. In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	51	Chairman, Chief Executive Officer and Director

Michael T. Dugan	55	President, Chief Operating Officer

James DeFranco	51	Executive Vice President and Director

Michael Kelly	42	Executive Vice President, DISH Network Service LLC and Customer Service Operations

Steven B. Schaver	50	President, EchoStar International Corporation

David K. Moskowitz	45	Senior Vice President, General Counsel, Secretary and Director

Mark W. Jackson	43	Senior Vice President, EchoStar Technologies Corporation

Michael R. McDonnell	40	Senior Vice President and Chief Financial Officer

Michael Schwimmer	43	Senior Vice President, Programming

O. Nolan Daines	44	Senior Vice President, Broadband

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

Michael Kelly. Mr. Kelly is the Executive Vice President of DISH Network Service LLC and Customer Service Operations. Until February 2004, he served as Senior Vice President of DISH Network Service LLC. Mr. Kelly joined EchoStar in March 2000 as Senior Vice President of International Programming upon consummation of EchoStar’s acquisition of Kelly Broadcasting Systems, Inc. From January 1991 until March 2000, Mr. Kelly served as President of Kelly Broadcasting Systems, Inc. where he was responsible for all components of the business, including operations, finance, and international and domestic business development.

Steven B. Schaver. Mr. Schaver was named President of EchoStar International Corporation in April 2000. Mr. Schaver also served as EchoStar’s Chief Financial Officer from February 1996 through August 2000 and served as EchoStar’s Chief Operating Officer from November 1996 until April 2000.

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

O. Nolan Daines. Mr. Daines joined EchoStar as Senior Vice President in September 2002 and is currently responsible for EchoStar’s broadband initiatives including strategic alliances with telecommunication partners. Mr. Daines was appointed to EchoStar’s Board of Directors in March 1998 and served on EchoStar’s Audit Committee until September 2002. In addition, until May 2002, Mr. Daines served as a member of EchoStar’s Executive Compensation Committee. In 1993, Mr. Daines founded DiviCom, Inc., where he held various executive officer positions from the formation of DiviCom until October 1999.

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

Item 2. Properties

The following table sets forth certain information concerning our principal properties:

	Segment(s)	Approximate
	Using	Square	Owned or
Description/Use/Location	Property	Footage	Leased
Corporate headquarters, Englewood, Colorado	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	ETC	150,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	63,000	Owned
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	123,000	Owned
Digital broadcast operations center, Gilbert, Arizona	DISH Network	120,000	Owned
Customer service center, Littleton, Colorado	DISH Network	202,000	Owned
Customer service center and warehouse, El Paso, Texas	DISH Network	171,000	Owned
Customer service center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer service center, Christiansburg, Virginia	DISH Network	103,000	Owned
Customer service center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer service center, Thornton, Colorado	DISH Network	55,000	Owned
Customer service center, Harlingen, Texas	DISH Network	54,000	Owned
Customer service center, Bluefield, West Virginia	DISH Network	50,000	Owned
Warehouse and distribution center, Atlanta, Georgia	DISH Network	144,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	133,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse and distribution center, Dallas, Texas	DISH Network	80,000	Leased
Engineering offices and warehouse, Almelo, The Netherlands	Other	55,000	Owned

Item 3. Legal Proceedings

WIC Premium Television Ltd.

During July 1998, WIC Premium Television Ltd. (“WIC”), an Alberta corporation, filed a lawsuit against us in the Federal Court of Canada Trial Division. General Instrument Corporation, HBO, Warner Communications, Inc., Showtime and United States Satellite Broadcasting Company, Inc. were also named as defendants.

During September 1998, WIC filed another lawsuit against us in the Court of Queen’s Bench of Alberta Judicial District of Edmonton. WIC is authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleged that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. During December 2003, the matter was dismissed with no impact on our business.

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs –Fox and the associations affiliated with each of the four networks.

A trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the networks did not claim monetary damages and none were awarded, they are seeking approximately $10.0 million of attorney fees.

The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

We believe the District Court made a number of errors and appealed the District Court’s decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

Gemstar

During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the ‘121 Patent”) which relates to certain electronic program guide functions.

In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. In addition, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068. These patents relate to on-screen programming of VCRs.

In February 2001, Gemstar filed patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the ‘121 Patent which was also asserted in the North Carolina case previously discussed. On March 1, 2004, we entered into a number of agreements with Gemstar including a settlement agreement which provides for the resolution of the aforementioned disputes between us and Gemstar. The effectiveness of the settlement is subject to certain conditions, including the previously discussed closing of the SNG sale.

During 2000, Superguide Corp. (“Superguide”) also filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. We examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit. On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, LLC

In November of 2001, Broadcast Innovation, LLC filed a lawsuit against EchoStar, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving EchoStar as the only defendant. On January 23, 2004, the judge issued an order finding the ‘066 patent invalid as being indefinite in violation of 35 U.S.C. Sec. 112. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. We have not yet filed our answer. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Actions

A purported class action was filed against us in the California State Superior Court for Alameda County during 2001 by Andrew A. Werby. The complaint related to late fees, among other things. The matter was settled with no material impact on our business.

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorney’s fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorney’s fees. On December 5, 2003, the Court of Appeal affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact as to whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. On March 24, 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeal. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability against us.

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the district court’s denial of our motion for sanctions and instructed the district court to decide the issue again and to issue a written opinion, which it had failed to do the first time. It is not possible to make a firm assessment of the probable outcome on that issue or to determine the extent of any recovery of sanctions.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. On July 28, 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs have since filed a notice of appeal. Oral argument on the appeal was held on January 6, 2004. EchoStar is waiting for the decision on appeal to the Delaware Supreme Court. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of our Board of Directors in the United States District Court of Clark County, Nevada and naming us as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit, and EchoStar was dismissed during August 2003. The plaintiff did not file an appeal.

Enron Commercial Paper Investment Complaint

On November 6, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has now conducted approximately thirty-five days of hearings. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our class A common stock is quoted on the Nasdaq National Market under the symbol “DISH.” The sale prices shown below reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The high and low closing sale prices of the class A common stock during 2002 and 2003 on the Nasdaq National Market (as reported by Nasdaq) are set forth below.

	High	Low
2002
First Quarter	$29.45	$22.34
Second Quarter	29.35	16.99
Third Quarter	19.36	14.16
Fourth Quarter	23.09	16.89
2003
First Quarter	$30.40	$23.28
Second Quarter	36.28	27.63
Third Quarter	40.40	34.27
Fourth Quarter	40.53	30.44

As of March 22, 2004, there were approximately 5,034 holders of record of our class A common stock, not including stockholders who beneficially own class A common stock held in nominee or street name. As of March 22, 2004, all 238,435,208 outstanding shares of our class B common stock were held by Charles W. Ergen, our Chairman and Chief Executive Officer. There is currently no trading market for our class B common stock.

We have never declared or paid any cash dividends on any class of our common stock and currently do not intend to declare dividends on our common stock in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2003 have been derived from, and are qualified by reference to our Consolidated Financial Statements. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
				2002
Statements of Operations Data	1999	2000	2001	(As Restated)(1)		2003
	(in thousands, except per share data)
Revenue:
Subscription television services	$1,345,357	$2,366,313	$3,588,441	$4,411,838		$5,399,382
Other subscriber-related revenue	8,467	5,537	17,283	17,861		10,493
DTH equipment sales	184,041	259,830	271,242	287,831		244,083
Other	64,976	83,540	124,172	103,295		85,338

Total revenue	1,602,841	2,715,220	4,001,138	4,820,825		5,739,296

Costs and Expenses:
Subscriber related expenses (exclusive of depreciation shown below)	724,620	1,276,943	1,792,542	2,200,239		2,707,898
Satellite and transmission expenses (exclusive of depreciation shown below)	41,232	44,719	40,899	62,131		79,322
Cost of sales – DTH equipment	148,427	194,963	188,039	178,554		150,600
Cost of sales – other	17,084	32,992	81,974	55,582		47,387
Cost of sales – subscriber promotion subsidies (exclusive of depreciation shown below)	478,122	747,020	459,909	439,863		502,656
Other subscriber promotion subsidies	184,238	273,080	477,903	574,750		628,928
Subscriber acquisition advertising	62,072	135,841	143,007	154,036		180,484
General and administrative	119,999	196,907	305,738	319,915		332,723
Non-cash, stock-based compensation	60,910	51,465	20,173	11,279		3,544
Depreciation and amortization	113,228	185,356	278,652	372,958		398,206

Total costs and expenses	1,949,932	3,139,286	3,788,836	4,369,307		5,031,748

Operating income (loss)	$(347,091)	$(424,066)	$212,302	$451,518		$707,548

Net income (loss)	$(792,847)	$(650,326)	$(215,498)	$(852,034	)(2)	$224,506

Net income (loss) to common shareholders	$(800,100)	$(651,472)	$(215,835)	$(414,601	)(3)	$224,506

Basic weighted-average common shares outstanding	416,476	471,023	477,172	480,429		483,098

Diluted weighted-average common shares outstanding	416,476	471,023	477,172	480,429		488,314

Basic income (loss) per share	$(1.92)	$(1.38)	$(0.45)	$(0.86)		$0.46

Diluted income (loss) per share	$(1.92)	$(1.38)	$(0.45)	$(0.86)		$0.46

	As of December 31,
				2002
Balance Sheet Data	1999	2000	2001	(As Restated) (1)	2003
	(in thousands)
Cash, cash equivalents and marketable investment securities	$1,254,175	$1,464,175	$2,828,297	$2,686,995	$3,972,974
Cash reserved for satellite insurance	—	82,393	122,068	151,372	176,843
Restricted cash	3,000	3,000	1,288	9,972	19,974
Total assets	3,898,189	4,636,835	6,519,686	6,260,585	7,585,018
Long-term obligations (including current portion):
1994 Notes	1,503	—	—	—	—
1996 Notes	1,097	—	—	—	—
1997 Notes	15	—	—	—	—
9 1/4% Senior Notes due 2006	375,000	375,000	375,000	375,000	—
9 3/8% Senior Notes due 2009	1,625,000	1,625,000	1,625,000	1,625,000	1,423,351
4 7/8% Convertible Subordinated Notes due 2007	1,000,000	1,000,000	1,000,000	1,000,000	—
10 3/8% Senior Notes due 2007	—	1,000,000	1,000,000	1,000,000	1,000,000
5 3/4% Convertible Subordinated Notes due 2008	—	—	1,000,000	1,000,000	1,000,000
9 1/8% Senior Notes due 2009	—	—	700,000	700,000	455,000
3% Convertible Subordinated Notes due 2010	—	—	—	—	500,000
Floating Rate Senior Notes due 2008	—	—	—	—	500,000
5 3/4% Senior Notes due 2008	—	—	—	—	1,000,000
6 3/8% Senior Notes due 2011	—	—	—	—	1,000,000
Mortgages and other notes payable	50,403	36,290	21,602	47,053	59,322
Total stockholders’ equity (deficit)	(48,418)	(657,383)	(777,772)	(1,176,022)	(1,032,524)

	For the Year Ended December 31,
Other Data	1999	2000	2001	2002	2003
DISH Network subscribers	3,410,000	5,260,000	6,830,000	8,180,000	9,425,000
Average monthly revenue per subscriber	$42.71	$45.33	$49.32	$49.17	$51.11
Net cash flows from (in thousands):
Operating activities	$(58,513)	$(118,677)	$489,483	$66,744	$575,581
Investing activities	$(62,826)	$(911,957)	$(1,279,119)	$(682,387)	$(1,761,870)
Financing activities	$920,091	$982,153	$1,610,707	$420,832	$994,070

(1)	We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

(2)	Net loss in 2002 includes $689.8 million related to merger termination costs.

(3)	The net loss to common shareholders in 2002 of $414.6 million differs significantly from the net loss in 2002 of $852.0 million due to a gain on repurchase of Series D Convertible Preferred Stock of approximately $437.4 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

For competitive and other reasons, we are not providing specific operational or financial guidance or projections for 2004. Our operating and financial strategy for 2004 will focus on improving our operating results and free cash flow by increasing our subscriber base, reducing churn, controlling rising subscriber acquisition costs and maintaining or improving operating margins.

Operational Results and Goals

Increase subscriber base. We added approximately 1.245 million net new subscribers during 2003, ending the year with approximately 9.425 million DISH Network subscribers. We remain committed to growing our subscriber base with high quality customers by continuing to offer attractive consumer promotions and DISH Network programming packages with a better “price-to-value” relationship than packages currently offered by most other subscription television providers. However, there can be no assurance that we will be able to maintain our current rate of new subscriber growth if our competitors offer more attractive consumer promotions, better priced or more attractive programming packages, more compelling programming and services, including advanced DVR and HDTV services or additional local channels, or otherwise offer more attractive products and services than us.

Reduce subscriber churn. Our percentage monthly churn for the year ended December 31, 2003 was approximately 1.57%, compared to our percentage churn for the same period in 2002 of approximately 1.59%. We believe continued tightening of credit requirements, together with promotions tailored toward subscribers with multiple receivers and advanced products, will attract better long-term subscribers and may help reduce churn. We plan to continue to offer consumer promotions, loyalty programs and dealer programs to improve our overall subscriber retention. We also continue to undertake initiatives with respect to our conditional access system to further enhance the security of the DISH Network signal and attempt to make theft of our programming commercially impractical or uneconomical. However, many factors can impact churn and there can be no assurance that we will be able to maintain or reduce subscriber churn, or that our churn will not increase in future periods.

Our success in increasing our subscriber base and reducing churn will depend on, among other things, our ability to:

•	Offer new and compelling programming and services. We plan to offer our subscribers new and compelling programming and services, including next generation digital video recorder, or DVR, services, additional high-definition television, or HDTV, channels and interactive programming. In addition, we continue to develop bundled broadband service solutions as we believe this can help us gain and maintain market share, and retain subscribers.

•	Expand the availability of local channels. Assuming successful launch and continued nominal operation of our satellites, we expect to increase our local channel coverage from 110 markets to over 140 markets representing approximately 94% of United States television households, by the end of 2004.

•	Improve distribution channels. We continue to strengthen our distribution channels for our DISH Network business unit through, among other things, new and improved commercial relationships with companies like SBC and Qwest.

•	Increase satellite capacity. With the formation of strategic alliances with fixed satellite services providers, the successful launch of EchoStar IX and the completion of a contract for the future construction of EchoStar X, we continue to increase our satellite capacity for additional programming and services.

Financial Results and Goals

Control rising subscriber acquisition costs. We generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs on a per new subscriber activation basis were approximately $453 during 2003 compared to $421 in 2002, excluding costs capitalized for leased equipment. If a subscriber churns early in the average subscriber life-cycle,

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

we cannot fully recover the costs related to the acquisition of that subscriber. We believe continued tightening of credit requirements, together with promotions tailored toward subscribers with multiple receivers and advanced products, will attract better long-term subscribers. In addition, as a result of recent changes in our equipment lease promotion, in 2004 we anticipate an increase in the number of subscribers who lease rather than purchase equipment. The resulting anticipated increase in capitalized costs is expected to more than offset the corresponding reduction in expensed subscriber acquisition costs, and result in an overall increase in cash used to acquire subscribers during 2004. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber basis, may materially increase in the future to the extent that we introduce more aggressive promotions in response to new promotions offered by our competitors.

Maintain or improve operating margins. We will continue to work to generate cost savings by improving our operating efficiency and attempting to control rising programming costs. Our operating margins may be adversely impacted by rising programming costs. Payments we make to programmers for programming content represent one of the largest components of our operating costs. We expect programming providers to continue to demand higher rates for their programming. We will continue to negotiate aggressively with programming providers in an effort to control rising programming costs. However, there can be no assurance we will be successful in controlling these costs. In addition, there can be no assurance that we will be able to increase the price of our programming to offset these programming rate increases without affecting the competitiveness of our programming packages.

Financial Statement Restatement

During February 2004, we consulted with the Securities and Exchange Commission (“SEC”) regarding our accrual for the replacement of smart cards. Those cards, which provide security that only paying customers can receive programming delivered by us, become obsolete as a result of piracy. During the consultation process, the SEC informed us that it believes we over reserved approximately $30.2 million for the replacement of certain smart cards. During prior years, ending in 2002, we accrued the estimated cost to replace those cards, which are included in satellite receivers that we sell and lease to consumers. The SEC did not object to the accruals to replace the smart cards in satellite receivers sold to and owned by consumers. However, the SEC believes that we over reserved approximately $30.2 million, on a pre-tax basis, for the replacement of smart cards in satellite receivers owned by us and leased to consumers.

On March 12, 2004, the SEC informed us it would not object if we restated our financial statements for 2002 to record a reversal of the accruals for the replacement of these smart cards of approximately $4.2 million, $17.2 million and $8.8 million which were originally accrued in 2000, 2001 and from January 2002 through June 2002, respectively. As a result, we have restated our financial statements for 2002 to reduce previously reported Subscriber related expenses, operating losses and pre-tax losses by approximately $30.2 million.

Explanation of Key Metrics and Other Items

Subscription television services revenue. “Subscription television services revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, as well as rental and additional outlet fees from subscribers with multiple set-top boxes.

DTH equipment sales. “DTH equipment sales” consist of sales of digital set-top boxes by our ETC subsidiary to Bell ExpressVu, a DBS service provider in Canada. “DTH equipment sales” also include sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. “Subscriber-related expenses” also include costs related to subscriber retention.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, contracted satellite telemetry, tracking and control services and transponder leases.

Cost of sales – DTH equipment. “Cost of sales – DTH equipment” principally includes costs associated with digital set-top boxes and related components sold to Bell ExpressVu and sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment.

Subscriber acquisition costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our free installation promotions and other promotional incentives, and costs related to acquisition advertising. We exclude equipment capitalized under our equipment lease promotion from our calculation of “Subscriber acquisition costs.” We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of “Subscriber acquisition costs.”

SAC. SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, is calculated by dividing total subscriber acquisition costs for a period by the number of gross new subscribers acquired during the period. We are not aware of any uniform standards for calculating SAC and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses.

General and administrative expenses. “General and administrative expenses” primarily includes employee-related costs associated with administrative services such as legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense and other items associated with the administration of the company.

Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our high yield and convertible debt securities, net of capitalized interest.

Other. The main components of “Other” income and expense are equity in earnings of our affiliates and gains and losses on the sale of investments or impairment of marketable and non-marketable investment securities.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income”, “Taxes” and “Depreciation and amortization”. Effective January 1, 2003, we include “Non-cash, stock-based compensation expense” in our definition of EBITDA. Effective April 1, 2003, we include “Other income and expense” items and “Change in valuation of contingent value rights” in our definition of EBITDA. All prior amounts conform to the current presentation.

DISH Network Subscribers. The total number of DISH Network subscribers includes only those subscribers who are actively subscribing to the DISH Network service.

Monthly average revenue per subscriber (“ARPU”). Average monthly revenue per subscriber, or ARPU, is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DISH Network subscribers for the period. Average subscribers are calculated for the year and the period by adding the average subscribers for each month and dividing by the number of months in the period. Average subscribers for each month are calculated by adding the beginning and ending subscribers for the month and dividing by two. We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by different companies in the same or similar businesses.

Monthly subscriber churn/subscriber turnover. We calculate percentage monthly churn by dividing the number of subscribers who terminate service during the month by total subscribers as of the beginning of the month. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different companies in the same or similar businesses.

Free Cash Flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment”, as shown on our Consolidated Statements of Cash Flows.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.

	For the Years Ended December 31,		Variance
		2002
Statements of Operations Data	2003	(As Restated)(1)	Fav/(Unfav)%
	(in thousands)
Revenue:
Subscription television services	$5,399,382	$4,411,838	$987,544	22.4%
Other subscriber-related revenue	10,493	17,861	(7,368)	(41.3%)
DTH equipment sales	244,083	287,831	(43,748)	(15.2%)
Other	85,338	103,295	(17,957)	(17.4%)

Total revenue	5,739,296	4,820,825	918,471	19.1%
Costs and Expenses:
Subscriber-related expenses	2,707,898	2,200,239	(507,659)	(23.1%)
% of Subscription television services revenue	50.2%	49.9%
Satellite and transmission expenses	79,322	62,131	(17,191)	(27.7%)
% of Subscription television services revenue	1.5%	1.4%
Cost of sales - DTH equipment	150,600	178,554	27,954	15.7%
% of DTH equipment sales	61.7%	62.0%
Cost of sales - other	47,387	55,582	8,195	14.7%
Subscriber acquisition costs	1,312,068	1,168,649	(143,419)	(12.3%)
General and administrative	332,723	319,915	(12,808)	(4.0%)
% of Total revenue	5.8%	6.6%
Non-cash, stock-based compensation	3,544	11,279	7,735	68.6%
Depreciation and amortization	398,206	372,958	(25,248)	(6.8%)

Total costs and expenses	5,031,748	4,369,307	(662,441)	(15.2%)

Operating income	707,548	451,518	256,030	56.7%
Other Income (Expense):
Interest income	65,058	112,927	(47,869)	N/A
Interest expense, net of amounts capitalized	(552,490)	(482,903)	(69,587)	N/A
Merger termination related expenses (including $33,323 in interest expense)	—	(689,798)	689,798	N/A
Other	18,766	(170,680)	189,446	N/A

Total other income (expense)	(468,666)	(1,230,454)	761,788	N/A

Income (loss) before income taxes	238,882	(778,936)	1,017,818	N/A
Income tax provision, net	(14,376)	(73,098)	58,722	N/A
Net income (loss)	$224,506	$(852,034)	$1,076,540	N/A

Net income (loss) to common shareholders	$224,506	$(414,601)	639,107	N/A

Subscribers (in millions), as of year end	9.425	8.180	1.245	15.2%

Monthly churn percentage	1.57%	1.59%	0.02%	1.3%

Average subscriber acquisition costs per subscriber (“SAC”)	$453	$421	$(32)	(7.6%)

Average revenue per subscriber (“ARPU”)	$51.11	$49.17	$1.94	3.9%

EBITDA	$1,124,520	$(2,679)	$1,127,199	N/A

(1)	We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH Network subscribers. As of December 31, 2003, we had approximately 9.425 million DISH Network subscribers compared to approximately 8.180 million at December 31, 2002, an increase of approximately 15.2%. DISH Network added approximately 1.245 million net new subscribers for the year ended December 31, 2003 compared to approximately 1.350 million net new subscribers during the same period in 2002. We believe the reduction in net new subscribers for the year ended December 31, 2003, compared to the same period in 2002, resulted from a number of factors, including stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber additions during the second half of 2003 were negatively impacted by delays in the delivery of several newly developed products in the third and fourth quarter of 2003. These delays resulted in a temporary product shortage, which continued into the first quarter of 2004, and further resulted in continuing product installation delays. Product shortages and installation delays could cause us to lose potential future subscribers to our DISH Network service. Although there can be no assurance, the temporary product shortage and resulting installation delays currently are not expected to materially impact 2004 overall net subscriber additions.

During March 2004, we were unable to reach an acceptable agreement with Viacom to renew our contracts to carry CBS owned and operated local stations and cable channels and we therefore stopped distributing those Viacom channels for approximately two days. This dispute has since been resolved. As a result of this dispute, we will have a temporary increase in subscriber churn during the first quarter of 2004. While there can be no assurance, the Viacom dispute is not expected to have a material effect on overall net subscriber additions in 2004.

Subscription television services revenue. DISH Network “Subscription television services” revenue totaled $5.399 billion for the year ended December 31, 2003, an increase of $987.5 million or 22.4% compared to the same period in 2002. This increase was directly attributable to continued DISH Network subscriber growth and the 2003 price increase discussed in “ARPU” below. The increase in “Subscription television services” revenue was partially offset by our free and reduced price programming promotions, discussed in “New subscriber promotions” below. DISH Network “Subscription television services” revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

We provided credits to some of our subscribers to compensate them for the temporary removal of the Viacom programming discussed above. The majority of our customers received a $1.00 credit. Approximately 1.7 million of our subscribers who are in CBS markets owned and operated by Viacom received $2.00 credits. On average, our subscriber base received a credit of slightly over $1.00. These credits will have the effect of reducing operating margins, earnings and free cash flow during the first quarter of 2004, but are not expected to have a material impact on overall 2004 results.

ARPU. Monthly average revenue per subscriber was approximately $51.11 during the year ended December 31, 2003 and approximately $49.17 during the same period in 2002. The $1.94 increase in monthly average revenue per subscriber is primarily attributable to price increases of up to $2.00 in February 2003, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes. These increases were partially offset by certain subscriber promotions, discussed in “New subscriber promotions” below, under which new subscribers received free programming for the first three months of their term of service, and other promotions under which subscribers received discounted programming. While there can be no assurance, notwithstanding the anticipated impact of the credits for the Viacom dispute discussed above and the potential impact of the network litigation and “must carry” rules discussed below, we expect ARPU to continue to increase due to price increases, availability of local channels by satellite in more markets, increased programming and interactive services, and the discontinuance of free and discounted programming promotions.

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

DTH equipment sales. For the year ended December 31, 2003, “DTH equipment sales” totaled $244.1 million, a decrease of $43.7 million compared to the same period during 2002. The decrease in “DTH equipment sales” principally resulted from a decline in the number of digital set-top boxes sold to Bell ExpressVu.

We currently have certain binding purchase orders and a minimum volume commitment from Bell ExpressVu for 2004, and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. A significant portion of our future DTH equipment revenue depends largely on the success of Bell ExpressVu and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.708 billion during the year ended December 31, 2003, an increase of $507.7 million or 23.1% compared to the same period in 2002. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers. This growth resulted in increased expenses to support the DISH Network, including programming costs, personnel expenses, the opening of a new call center, and increased operating expenses related to the expansion of our DISH Network Service LLC business. “Subscriber-related expenses” represented 50.2% and 49.9% of “Subscription television services” revenue during the years ended December 31, 2003 and 2002, respectively. The increase in “Subscriber-related expenses” as a percentage of “Subscription television services revenue” primarily resulted from the previously discussed smart card accrual reversal in 2002. This accrual reversal decreased the 2002 expense to revenue ratio from 50.6% to 49.9%. The increase in the expense to revenue ratio from 2002 to 2003 was partially offset by an increase in monthly average revenue per subscriber and increased operating efficiencies.

During 2003 and 2002, we offered various programs to existing subscribers including programs for new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of EchoStar receivers pursuant to our subscriber retention programs. Costs related to subscriber retention programs are expected to materially increase in the future as we introduce more aggressive subscriber retention programs to reduce subscriber churn, to respond to competition and for other reasons.

In the normal course of business, we enter into various contracts with programmers to provide content. Our programming contracts generally require us to only make payments based on the number of subscribers to which the respective content is provided. Consequently, our programming expenses will continue to increase to the extent we are successful growing our subscriber base. In addition, because programmers continue to raise the price of content, there can be no assurance that our “Subscriber-related expenses” as a percentage of “Subscription television services revenue” will not materially increase without corresponding price increases in our DISH Network programming packages.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $79.3 million during the year ended December 31, 2003, a $17.2 million increase compared to the same period in 2002. This increase primarily resulted from launch and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. During 2003, we launched 47 additional local markets compared to the launch of 18 additional markets during 2002. “Satellite and transmission expenses” totaled 1.5% and 1.4% of “Subscription television services” revenue during each of the years ended December 31, 2003 and 2002, respectively. These expenses will increase further in the future to the extent we successfully obtain commercial in-orbit satellite insurance and to the

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

extent we increase the operations at our digital broadcast centers as, among other things, additional satellites are placed in service and additional local markets and other programming services are launched.

Cost of sales – DTH equipment. “Cost of sales – DTH equipment” totaled $150.6 million during the year ended December 31, 2003, a decrease of $28.0 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu. “Cost of sales – DTH equipment” during the years ended December 31, 2003 and 2002 include non-recurring reductions in the cost of set-top box equipment of approximately $6.8 million and $6.5 million, respectively. “Cost of sales — DTH equipment” represented 61.7% and 62.0% of “DTH equipment sales”, during the years ended December 31, 2003 and 2002, respectively.

Subscriber acquisition costs. During the year ended December 31, 2003, our subscriber acquisition costs totaled approximately $1.312 billion, or approximately $453 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 2002 totaled approximately $1.169 billion, or approximately $421 per new subscriber activation. The increase principally resulted from the sale of equipment at little or no cost to the subscriber, including our promotion in which subscribers are eligible to receive up to three free receivers or a free digital video recorder, together with a decrease in subscriber equipment leases. The increase also resulted from an increase in acquisition marketing in 2003 compared to 2002. This increase was partially offset by benefits of approximately $77.2 million which were recorded in 2003. These benefits include approximately $34.4 million related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement and approximately $42.8 million related to a reduction in the cost of set-top box equipment resulting from a change in estimated royalty obligations. Subscriber acquisition costs during the year ended December 31, 2002 include a non-recurring reduction in the cost of set-top box equipment of approximately $47.7 million as a result of favorable litigation developments and the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We exclude equipment capitalized under our equipment lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. See further discussion of capitalized subscriber acquisition costs and payments and certain returned equipment received from disconnecting lease promotion subscribers included in “Liquidity and Capital Resources – Subscriber acquisition costs.” As a result of recent changes in our equipment lease promotion, in 2004 we anticipate an increase in the number of subscribers who lease rather than purchase equipment. The resulting anticipated increase in capitalized costs is expected to more than offset the corresponding reduction in expensed subscriber acquisition costs, and result in an overall increase in cash used to acquire subscribers during 2004.

New subscriber promotions – As previously discussed, our Subscriber acquisitions costs include, among other things, net costs related to our new subscriber promotions. During the year ended December 31, 2003, our significant new subscriber promotions were as follows:

Free Dish – Effective February 1, 2003, our Free DISH promotion provides new subscribers with a choice of up to two EchoStar receivers, including one premium model system, and free installation for $49.99. The subscriber receives a $49.99 credit on their first month’s bill. To be eligible, subscribers must provide a valid major credit card, their social security number, pass a credit score, and make a one-year commitment to subscribe to a qualified programming package. Effective August 24, 2003, we expanded the above offer to include up to three EchoStar receivers and require either a one or two year programming commitment, depending on the set-top box models selected by the subscriber. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least June 30, 2004.

Free for All – Effective February 1, 2003, our Free for All promotion provides new subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Effective August 24, 2003, under our Free for All promotion new subscribers who purchase one or two receiver systems and subscribe to a qualifying programming package receive a monthly credit of $10.00 for 15 or 20 months, respectively. Although there can be no assurance as to the ultimate duration of the Free for All promotion, we expect it to continue through at least June 30, 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Digital Home Plan – Effective February 1, 2003, our Digital Home Plan promotion offered new subscribers up to four EchoStar receivers, including various models, with a minimum required programming package subscription. Each plan includes in-home service, and the consumer must agree to a one-year commitment, provide a valid major credit card, have an acceptable credit score, incur a one-time set-up fee of $49.99, and an optional $50.00 upgrade fee. The subscriber receives a $49.99 credit on their first month’s bill. Effective November 15, 2003, for an optional $99.00 upgrade fee or a two-year programming commitment, we offered new subscribers an option to connect up to three EchoStar receivers to up to four televisions. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of approximately four years. Although there can be no assurance as to the ultimate duration of our current equipment lease promotion, we expect it to continue through at least June 30, 2004.

Free Installation – Under our free installation program all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least June 30, 2004.

General and administrative expenses. “General and administrative expenses” totaled $332.7 million during the year ended December 31, 2003, an increase of $12.8 million compared to the same period in 2002. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.8% and 6.6% of “Total revenue” during the years ended December 31, 2003 and 2002, respectively. This decrease in “General and administrative expenses” as a percent of “Total revenue” was the result of increased operational efficiencies.

Non-cash, stock-based compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the year ended December 31, 2003, we recognized $3.5 million of compensation under this performance-based plan, a decrease of $7.7 million compared to the same period in 2002. This decrease was primarily attributable to proportionate vesting and stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $1.2 million as of December 31, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

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

	For the Years Ended
	December 31,
	2003	2002
	(In thousands)
Subscriber-related	$34	$729
Satellite and transmission	359	(7)
General and administrative	3,151	10,557

Total non-cash, stock-based compensation	$3,544	$11,279

In addition, options to purchase 8.0 million shares were outstanding under our long-term incentive plan as of December 31, 2003. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.05. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the years ended December 31, 2003 and 2002 related to these long-term options. We will record the related compensation when achievement of the performance goals becomes probable, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $398.2 million during the year ended December 31, 2003, a $25.2 million increase compared to the same period in 2002. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII, VIII and IX in April 2002, October 2002, and October 2003, respectively, and leased equipment and other additional depreciable assets placed in service during 2003.

Interest income. “Interest income” totaled $65.1 million during the year ended December 31, 2003, a decrease of $47.9 million compared to the same period in 2002. This decrease principally resulted from lower returns and lower cash and marketable investment securities balances in 2003 as compared to 2002.

Interest expense, net of amounts capitalized. “Interest expense” totaled $552.5 million during the year ended December 31, 2003, an increase of $69.6 million compared to the same period in 2002. This increase primarily resulted from prepayment premiums and accelerated amortization of debt issuance costs totaling approximately $97.1 million related to the full and partial redemptions and repurchases of certain of our debt securities, as discussed further in “Liquidity and Capital Resources,” and additional interest expense totaling approximately $43.0 million related to our $500.0 million convertible notes offering and our $2.5 billion senior notes offering during July and October 2003, respectively. This increase also resulted from a $15.4 million reduction in the amount of interest capitalized during the year ended December 31, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite, however, capitalization of additional interest ceases upon commercial operation of the satellite. Therefore, once EchoStar VII, EchoStar VIII and EchoStar IX commenced commercial operation during April 2002, October 2002 and August 2003, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in “Interest expense”. This increase was partially offset by a reduction in interest expense of approximately $52.4 million as a result of the debt redemptions and repurchases discussed above. In addition, “Interest expense” for the year ended December 31, 2002 includes approximately $31.1 million related to our 2002 bridge financing commitments.

Merger termination related expenses. The $689.8 million decrease in “Merger termination related expenses” is attributable to costs expensed during 2002 upon termination of our proposed merger with Hughes, which consists of a $600.0 million termination fee paid to Hughes, $56.5 million of previously capitalized merger costs and $33.3 million of fees paid in connection with merger financing activities.

Other. “Other” income (expense) totaled $18.8 million during the year ended December 31, 2003, compared to $(170.7) million during the same period in 2002. This improvement principally resulted from net gains on marketable and non-marketable investment securities of approximately $19.8 million recorded in 2003 compared to net losses of approximately $135.6 million recorded in 2002. This improvement also resulted from the absence during 2003 of any net change in valuation of contingent value rights, which totaled $19.7 million during the year ended December 31, 2002. Our Series D convertible preferred stock was repurchased during the fourth quarter of 2002.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $1.125 billion during the year ended December 31, 2003, compared to a negative $2.7 million during the same period in 2002. The improvement was primarily attributable to a reduction in “Other” expense totaling $761.8 million, the components of which are discussed above, as well as the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in “DTH equipment sales”. EBITDA does not include the impact of capital expenditures under our equipment lease promotion of approximately $108.1 million and $277.6 million during 2003 and 2002, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
		2002
	2003	(As Restated)(1)
	(In thousands)
EBITDA	$1,124,520	$(2,679)
Less:
Interest expense, net	487,432	369,976
Interest expense, merger related	—	33,323
Income tax provision (benefit), net	14,376	73,098
Depreciation and amortization	398,206	372,958

Net income (loss)	$224,506	$(852,034)

(1)	We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

Net income (loss). “Net income” was $224.5 million during the year ended December 31, 2003, an increase of $1.077 billion compared to a “Net loss” of $852.0 million for the same period in 2002. The improvement was primarily attributable to an increase in “Operating income” and an improvement in “Other income and expense”, the components of which are discussed above. Our future net income (loss) results will be negatively impacted to the extent we introduce more aggressive marketing promotions that materially increase our subscriber acquisition costs since these subscriber acquisition costs are generally expensed as incurred.

Net income (loss) to common shareholders. “Net income to common shareholders” was $224.5 million during the year ended December 31, 2003, an improvement of $639.1 million compared to “Net loss to common shareholders” of $414.6 million for the same period in 2002. The improvement is primarily attributable to the improvement in “Net loss”, discussed above. The improvement was partially offset by a $437.4 million gain on the redemption of Series D convertible preferred stock from Vivendi during 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001.

	For the Years Ended December 31,		Variance
	2002
Statements of Operations Data	(As Restated) (1)	2001	Fav/(Unfav)%
	(in thousands)
Revenue:
Subscription television services	$4,411,838	$3,588,441	$823,397	22.9%
Other subscriber-related revenue	17,861	17,283	578	3.3%
DTH equipment sales	287,831	271,242	16,589	6.1%
Other	103,295	124,172	(20,877)	(16.8%)

Total revenue	4,820,825	4,001,138	819,687	20.5%

Costs and Expenses:
Subscriber-related expenses	2,200,239	1,792,542	(407,697)	(22.7%)
% of Subscription television services revenue	49.9%	50.0%
Satellite and transmission expenses	62,131	40,899	(21,232)	(51.9%)
% of Subscription television services revenue	1.4%	1.1%
Cost of sales - DTH equipment	178,554	188,039	9,485	5.0%
% of DTH equipment sales	62.0%	69.3%
Cost of sales - other	55,582	81,974	26,392	32.2%
Subscriber acquisition costs	1,168,649	1,080,819	(87,830)	(8.1%)
General and administrative	319,915	305,738	(14,177)	(4.6%)
% of Total revenue	6.6%	7.6%
Non-cash, stock-based compensation	11,279	20,173	8,894	44.1%
Depreciation and amortization	372,958	278,652	(94,306)	(33.8%)

Total costs and expenses	4,369,307	3,788,836	(580,471)	(15.3%)

Operating income	451,518	212,302	239,216	112.7%
Other Income (Expense):
Interest income	112,927	97,671	15,256	N/A
Interest expense, net of amounts capitalized	(482,903)	(371,365)	(111,538)	N/A
Merger termination related expenses (including $33,323 in interest expense)	(689,798)	—	(689,798)	N/A
Other	(170,680)	(152,652)	(18,028)	N/A

Total other income (expense)	(1,230,454)	(426,346)	(804,108)	N/A

Loss before income taxes	(778,936)	(214,044)	(564,892)	N/A
Income tax provision, net	(73,098)	(1,454)	(71,644)	N/A

Net loss	$(852,034)	$(215,498)	$(636,536)	N/A

Net loss to common shareholders	$(414,601)	$(215,835)	$(198,766)	N/A

Subscribers (in millions), as of year end	8.180	6.830	1.350	19.8%

Monthly churn percentage	1.59%	1.60%	0.01%	0.6%

Average subscriber acquisition costs per subscriber (“SAC”)	$421	$395	$(26)	(6.6%)

Average revenue per subscriber (“ARPU”)	$49.17	$49.32	$(0.15)	(0.3%)

EBITDA	$(2,679)	$338,302	$(340,981)	N/A

(1)	We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH Network subscribers. DISH Network added approximately 1.350 million net new subscribers for the year ended December 31, 2002 compared to approximately 1.570 million net new subscribers during the same period in 2001. We believe the reduction in net new subscribers for the year ended December 31, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of December 31, 2002, we had approximately 8.180 million DISH Network subscribers compared to approximately 6.830 million at December 31, 2001, an increase of approximately 19.8%.

Subscription television services revenue. DISH Network “Subscription television services” revenue totaled $4.412 billion for the year ended December 31, 2002, an increase of $823.4 million or 22.9% compared to the same period in 2001. This increase was attributable to continued DISH Network subscriber growth.

ARPU. Monthly average revenue per subscriber was approximately $49.17 during the year ended December 31, 2002 and approximately $49.32 during the same period in 2001. The decrease in monthly average revenue per subscriber is primarily attributable to certain promotions, discussed below, under which new subscribers received free programming for the first three months of their term of service, and other promotions under which subscribers received discounted programming for 12 months. This decrease was partially offset by a $1.00 price increase in February 2002, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes.

DTH equipment sales. For the year ended December 31, 2002, “DTH equipment sales” totaled $287.8 million, an increase of $16.6 million compared to the same period during 2001. The increase in “DTH equipment sales” principally resulted from an increase in sales of DBS accessories to DISH Network subscribers. This increase was partially offset by a decrease in sales of digital set-top boxes to our international DTH customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.200 billion during the year ended December, 2002, an increase of $407.7 million compared to the same period in 2001. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. This growth resulted in increased expenses to support the DISH Network, including programming costs, personnel and telephone expenses, the opening of a new call center, increased operating expenses related to the expansion of our DISH Network Service LLC business, increased competition and increased costs due to second-dish installations in order to meet the demands of “must carry”.

These expenses represented 49.9% and 50.0% of “Subscription television services” revenues during the years ended December 31, 2002 and 2001, respectively. This decrease primarily resulted from a variety of factors including $1.00 price increase in February 2002, the increased availability of local channels by satellite in 2002 and an increase in subscribers with multiple set-top boxes. This decrease also resulted from the previously discussed smart card accrual reversal in 2002. This accrual reversal decreased the 2002 expense to revenue ratio from 50.6% to 49.9%. This decrease was offset by the decrease in ARPU resulting from promotions under which subscribers received free or discounted programming in 2002 as compared to 2001.

Satellite and transmission expenses. “Satellite and transmission” expenses totaled $62.1 million during the year ended December 31, 2002, a $21.2 million increase compared to the same period in 2001. The increase in “Satellite and transmission” expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and the launch of 18 additional local markets during the year ended December 31, 2002. “Satellite and transmission” expenses totaled 1.4% and 1.1% of “Subscription television services” revenue during the years ended December 31, 2002 and 2001, respectively.

Cost of sales – DTH equipment. “Cost of sales – DTH equipment” totaled $178.6 million during the year ended December 31, 2002, a decrease of $9.5 million compared to the same period in 2001. “Cost of sales — DTH equipment” represented 62.0% and 69.3% of “DTH equipment sales”, during the years ended December 31, 2002 and 2001, respectively. The decrease, both in aggregate and as a percentage of revenue, related primarily to reductions in the cost of set-top box equipment and increased sales of higher margin DBS accessories.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber acquisition costs. During the year ended December 31, 2002, our subscriber acquisition costs totaled approximately $1.169 billion, or approximately $421 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 2001 totaled approximately $1.081 billion, or approximately $395 per new subscriber activation. Total subscriber acquisition costs for the year ended December 31, 2002 include favorable adjustments which reduced the costs related to the production of EchoStar receiver systems. During 2002, we recorded adjustments of approximately $47.7 million as a result of favorable litigation developments and the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in total subscriber acquisition costs primarily resulted from an increase in “Other subscriber promotion subsidies” related to additional subsidies on second receiver installations and a decrease in the sales price of manufactured equipment, as well as an increase in “Subscriber acquisition advertising” related to acquisition marketing and our 2002 marketing promotions. A decrease in equipment leasing in 2002 as compared to 2001 also contributed to this increase. This increase was partially offset by reductions in the cost of manufactured equipment and an increase in installations we perform on behalf of retailers.

We exclude equipment capitalized under our equipment lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our equipment lease promotion totaled approximately $277.6 million and $337.7 million for the years ended December 31, 2002 and 2001, respectively. Payments and returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed in the equipment lease promotion, totaled approximately $37.8 million and $15.7 million during the years ended December 31, 2002 and 2001, respectively.

General and administrative expenses. “General and administrative” expenses totaled $319.9 million during the year ended December 31, 2002, an increase of $14.2 million compared to the same period in 2001. The increase in “General and administrative” expenses was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. This increase was partially offset by a decrease in legal expenses and litigation settlements. “General and administrative” expenses represented 6.6% and 7.6% of “Total revenue” during the years ended December 31, 2002 and 2001, respectively.

Non-cash, stock-based compensation. During the year ended December 31, 2002, we recognized $11.3 million of compensation under our performance-based plan, a decrease of $8.9 million compared to the same period in 2001. This decrease is primarily attributable to proportionate vesting and stock option forfeitures.

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

	For the Years Ended
	December 31,
	2002	2001
	(In thousands)
Subscriber-related	$729	$1,767
Satellite and transmission	(7)	1,115
General and administrative	10,557	17,291

Total non-cash, stock-based compensation	$11,279	$20,173

Depreciation and amortization. “Depreciation and amortization” expense totaled $373.0 million during the year ended December 31, 2002, a $94.3 million increase compared to the same period in 2001. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and leased equipment and other additional depreciable assets placed in service. This increase was partially offset by a reduction of approximately $18.8 million of amortization expense as a result of our adoption of Statement of Financial Accounting Standards No. 142 (“FAS 142”). In accordance with FAS 142, effective January 2002 we ceased amortization of our FCC authorizations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Other income and expense. “Other expense,” net, totaled $1.230 billion during the year ended December 31, 2002, an increase of $804.1 million compared to the same period in 2001. This increase is primarily attributable to costs expensed upon termination of the merger of approximately $689.8 million, which consist of a $600.0 million termination fee paid to Hughes, $56.5 million of previously capitalized merger costs and $33.3 million of fees paid in connection with merger financing activities. The increase also resulted from an increase in “Other” related to net losses on marketable and non-marketable investment securities of approximately $135.6 million recorded in 2002 compared to approximately $110.5 million recorded in 2001 and net charges of approximately $19.7 million relating to the Vivendi contingent value rights which were outstanding during a portion of 2002. The increase in “Other expense” was partially offset by a decrease in equity losses of affiliates. “Interest expense, net of amounts capitalized” increased as a result of the issuance of our 9 1/8% Senior Notes in December 2001, the issuance of our 5 3/4% Convertible Subordinated Notes in May 2001 and interest costs related to our merger financing activities. “Interest income” increased as a result of higher cash balances in 2002 as compared to 2001.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was a negative $2.7 million during the year ended December 31, 2002, compared to $338.3 million during the same period in 2001. This decrease was mainly attributable to the merger related expenses recorded in 2002 offset by an increase in the number of DISH Network subscribers, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our equipment lease promotion in July 2000. EBITDA does not include the impact of amounts capitalized under our equipment lease promotion of approximately $277.6 million and $337.7 million during 2002 and 2001, respectively.

The following table reflects the reconciliation of EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2002
	(As Restated)(1)	2001
	(In thousands)
EBITDA	$(2,679)	$338,302
Less:
Interest expense, net	369,976	273,694
Interest expense, merger related	33,323	—
Income tax provision (benefit), net	73,098	1,454
Depreciation and amortization	372,958	278,652

Net income (loss)	$(852,034)	$(215,498)

(1)	We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

Net loss. “Net loss” was $852.0 million during the year ended December 31, 2002, an increase of $636.5 million compared to “Net loss” of $215.5 million for the same period in 2001. The increase was primarily attributable to an increase in “Other income (expense)” discussed above. The increase in net loss was partially offset by an improvement in “Operating income (loss),” the components of which are discussed above.

Net loss to common shareholders. “Net loss to common shareholders” was $414.6 million during the year ended December 31, 2002, an increase of $198.8 million compared to “Net loss to common shareholders” of $215.8 million for the same period in 2001. The

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

increase is primarily attributable to the increase in “Net loss”, discussed above. The increase was partially offset by a $437.4 million gain on the redemption of Series D convertible preferred stock from Vivendi.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity during 2003 were cash generated from operating activities and proceeds from the July and October issuances of long-term debt. Proceeds from these issuances were used, in part, to repay higher interest long-term notes. See further discussion of 2003 financings in “Cash flows from financing activities” below.

We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance that we will be successful in achieving any or all of our goals. The amount of capital required to fund our 2004 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our equipment lease promotion. The amount of capital required in 2004 will also depend on our levels of investment in infrastructure necessary to support additional local markets and broadband and other initiatives. We currently anticipate that 2004 capital expenditures will be significantly higher than 2003 capital expenditures of $321.8 million. Our capital expenditures will also vary depending on the number of satellites under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of continued general economic downturn, among other factors. These factors could require that we raise additional capital in the future. The following discussion highlights our free cash flow and cash flow activities during the years ended December 31, 2003, 2002 and 2001.

Cash, cash equivalents and marketable investment securities. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of December 31, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $4.170 billion, including $176.8 million of cash reserved for satellite insurance and approximately $20.0 million of other restricted cash and marketable investment securities, compared to $2.848 billion, including $151.4 million of cash reserved for satellite insurance and $10.0 million of other restricted cash, as of December 31, 2002. As previously discussed, effective February 2, 2004, EDBS redeemed the remainder of its 9 3/8% Senior Notes due 2009 and, as such, EDBS has been discharged and released from their obligations under the related indenture. This redemption reduced our unrestricted cash by approximately $1.490 billion. As an indirect result of this redemption, during February 2004, we were able to reclassify approximately $57.2 million representing the depreciated cost of two of our satellites from cash reserved for satellite insurance to cash and cash equivalents.

Free Cash Flow. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property and equipment. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income”, “Net income”, “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure of “Net cash flows from operating activities” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it excludes cash required for debt service. Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise.

Free cash flow was $253.8 million, negative $369.1 million and negative $148.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase from 2002 to 2003 of approximately $622.8 million resulted from an increase in “Net cash flows from operating activities” of approximately $508.8 million and a decrease in “Purchases of property and equipment” of approximately $114.0 million. The increase in “Net cash flows from operating activities” is primarily attributable to an improvement in net income, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2003 compared to the same period in 2002. The improvement in net income was offset by significantly less cash flow generated from changes in operating assets and liabilities in 2003 as compared to 2002. Cash flow from changes in operating assets

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

and liabilities was negative $75.7 million during 2003 compared to $183.0 million during 2002. This decrease includes a $50.0 million satellite prepayment to SES Americom in 2003 that is included in “Other non-current assets” (see Note 10 to the Consolidated Financial Statements for further discussion). This decrease also includes an increased use of cash related to reductions in accounts payable and accrued expenses as a result of the timing of certain payments. The decrease in “Purchases of property and equipment” was primarily attributable to reduced spending on the construction of satellites and the capitalization of less equipment under our lease promotion.

The decrease from 2001 to 2002 of approximately $221.1 million resulted from a decrease in “Net cash flows from operating activities” of approximately $422.7 million and a decrease in “Purchases of property and equipment” of approximately $201.6 million. The decrease in “Net cash flows from operating activities” is primarily attributable to an increase in net losses, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and a decrease in cash flow generated from changes in operating assets and liabilities in 2002 as compared to 2001. Cash flow from changes in operating assets and liabilities was $183.0 million during 2002 compared to $215.4 million during 2001. The following table reconciles free cash flow to “Net cash flows from operating activities”.

	For the Years Ended December 31,
	2003	2002	2001
	(In thousands)
Free Cash Flow	$253,762	$(369,075)	$(147,974)
Add back:
Purchases of property and equipment	321,819	435,819	637,457

Net cash flows from operating activities	$575,581	$66,744	$489,483

During the years ended December 31, 2003, 2002 and 2001, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and receipts and inventory levels. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

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

Cash flows from operating activities. We reinvest the cash flow from operating activities in our business. For the years ended December 31, 2003, 2002 and 2001, we reported net cash flows from operating activities of $575.6 million, $66.7 million and $489.5 million, respectively. See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Cash flows from investing activities. We reinvest cash in our business primarily to grow our subscriber base and to expand our infrastructure. For the years ended December 31, 2003, 2002 and 2001, we reported net cash flows from investing activities of negative $1.762 billion, negative $682.4 million and negative $1.279 billion, respectively. The decrease from 2002 to 2003 of approximately $1.079 billion primarily resulted from an increase in net purchases of marketable investment securities related to the investment of the net proceeds from our 2003 financings discussed below. In addition, cash flows from investing activities for the year ended December 31, 2002 includes cash used for merger-related costs of approximately $38.6 million. The decrease in net cash flows from investing activities was partially offset by a decrease in purchases of property and equipment driven by reduced spending on the construction of satellites and capitalization of less equipment under our equipment lease promotion in 2003 as compared to 2002.

The improvement from 2001 to 2002 of approximately $596.7 million resulted from a decrease in net purchases of marketable investment securities related to the investment of net proceeds from our 2001 financings discussed below. The increase also resulted from a decrease in purchases of property and equipment driven by reduced spending on the construction of satellites and capitalization of less equipment under our equipment lease promotion in 2002 as compared to 2001. In addition, cash flows from investing activities for the year ended December 31, 2001 includes cash used for our additional $50.0 million investment in StarBand Communications.

Cash flows from financing activities. Our financing activities include net proceeds and cash outlays related to the issuance and repayments of long-term debt and mortgages and other notes payable, and repurchases of our class A common stock. For the years ended December 31, 2003, 2002 and 2001, we reported net cash flows from financing activities of $994.1 million, $420.8 million and $1.611 billion, respectively. The increase from 2002 to 2003 of approximately $573.2 million principally resulted from the following 2003 financing activities:

•	On July 21, 2003, we sold a $500.0 million 3% Convertible Subordinated Note due 2010 to SBC Communications, Inc.

•	On October 2, 2003, our subsidiary EDBS sold (i) $1,000,000,000 principal amount of its 5 3/4% Senior Notes due October 1, 2008; (ii) $1,000,000,000 principal amount of its 6 3/8% Senior Notes due October 1, 2011; and (iii) $500,000,000 principal amount of its Floating Rate Senior Notes due October 1, 2008.

This increase from 2002 to 2003 was partially offset by the following financing uses of cash:

•	Effective February 1, 2003, EDBS redeemed all of the $375.0 million outstanding principal amounts of its 9 1/4% Senior Notes due 2006.

•	Effective September 3, 2003, EDBS redeemed $245.0 million of the $700.0 million outstanding principal amount of its 9 1/8 % Senior Notes due 2009.

•	Effective October 20, 2003, we redeemed all of our $1.0 billion outstanding principal amount of 4 7/8% Convertible Subordinated Notes due 2007.

•	During the fourth quarter of 2003, EDBS repurchased approximately $201.6 million of the $1.625 billion principal amount outstanding on its 9 3/8% Senior Notes due 2009 in open market transactions.

•	During the fourth quarter of 2003, we repurchased shares of our class A common stock in open market transactions for a total cost of approximately $190.4 million.

This increase from 2002 to 2003 was partially offset by the net cash received from the issuance and subsequent repurchase of our Series D convertible preferred stock during 2002.

The decrease from 2001 to 2002 of approximately $1.190 billion principally resulted from the following 2001 financing activities:

•	On May 24, 2001, we sold $1.0 billion principal amount of the 5 3/4% Convertible Subordinated Notes due 2008.

•	On December 28, 2001, EDBS sold $700.0 million principal amount of the 9 1/8% Senior Notes due 2009.

This decrease from 2001 to 2002 was partially offset by the net cash received from the issuance and subsequent repurchase of our Series D convertible preferred stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Other Liquidity Items

Subscriber turnover. If a subscriber disconnects, or churns, from our DISH Network service there is an immediate impact to our ongoing revenue stream. In addition, if a subscriber churns early in the average subscriber life-cycle, we cannot recover the costs related to the acquisition of the subscriber. Our percentage monthly churn for the year ended December 31, 2003 was approximately 1.57%, compared to our percentage churn for the same period in 2002 of approximately 1.59%. As a result of our dispute with Viacom, as previously described, we will have a temporary increase in subscriber churn during the first quarter of 2004. While there can be no assurance, the Viacom dispute is not expected to have a material effect on overall net subscriber additions in 2004.

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

Subscriber acquisition and retention costs. As previously described, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our spending for subscriber acquisition costs, and to a lesser extent subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Our average subscriber acquisition costs were approximately $453 per new subscriber activation during the year ended December 31, 2003. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards subscribers with multiple receivers and advanced products, will attract better long-term subscribers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis may materially increase in future periods to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $108.1 million, $277.6 million and $337.7 million for the year ended December 31, 2003, 2002 and 2001, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $30.2 million, $37.8 million and $15.7 million during the year ended December 31, 2003, 2002 and 2001, respectively. The decrease from 2002 to 2003 resulted from a greater percentage of returned leased equipment being redeployed to new lease customers and relatively less of that equipment being offered for sale as remanufactured equipment. As a result of recent changes in our equipment lease promotion, in 2004 we anticipate an increase in the number of subscribers who lease rather than purchase equipment. The resulting anticipated increase in capitalized costs is expected to more than offset the corresponding reduction in expensed subscriber acquisition costs, and result in an overall increase in cash used to acquire subscribers during 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

We offer various programs to existing subscribers including programs for new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of EchoStar receivers pursuant to our subscriber retention programs. Costs related to subscriber retention programs are expected to materially increase in 2004 as we introduce more aggressive subscriber retention programs to reduce subscriber churn, to respond to competition and for other reasons.

Funds necessary to meet subscriber acquisition and retention costs are expected to be satisfied from existing cash and investment balances to the extent available. We may, however, decide to raise additional capital in the future to meet these requirements. If we decided to raise capital today, a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

Intellectual property. Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we would be required to cease developing or marketing those products, to obtain licenses to develop and market those products from the holders of the intellectual property, or to redesign those products in such a way as to avoid infringing the patent claims. Material damage awards, including the potential for triple damages under patent laws, could also result. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. Certain of these parties have filed suit against us, as previously described. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

Obligations and Future Capital Requirements

Contractual obligations and off-balance sheet arrangements. We do not engage in off-balance sheet activities. Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Long-term debt	$1,423,351	$—	$—	$1,000,000	$2,500,000	$1,955,000	$6,878,351
Satellite-related obligations	193,698	138,857	155,824	199,679	199,561	1,578,807	2,466,426
Purchase obligations	641,384	44	44	20	—	—	641,492
Mortgages and other notes payable	14,995	3,809	3,777	3,212	3,115	30,414	59,322
Operating leases	17,858	14,506	10,190	6,911	2,962	3,652	56,079

Total	$2,291,286	$157,216	$169,835	$1,209,822	$2,705,638	$3,567,873	$10,101,670

Long-term debt

We have quarterly and semi-annual cash debt service obligations for our outstanding long-term debt securities (see Note 5 to our Consolidated Financial Statements for details), as follows:

		Quarterly/Semi-Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements
9 3/8% Senior Notes due 2009*	February 1 and August 1	$66,719,578
10 3/8% Senior Notes due 2007	April 1 and October 1	$51,875,000
5 3/4% Convertible Subordinated Notes due 2008	May 15 and November 15	$28,750,000
9 1/8% Senior Notes due 2009	January 15 and July 15	$20,759,375
3 % Convertible Subordinated Notes due 2010	June 30 and December 31	$7,500,000
Floating Rate Senior Notes due 2008	January 1, April 1, July 1 and October 1	$5,512,500
5 3/4% Senior Notes due 2008	April 1 and October 1	$28,750,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$31,875,000

*Effective February 2, 2004, the remaining balance on these notes was redeemed (See Note 15 – Subsequent Events in our consolidated financial statements).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Semi-annual debt service requirements related to our 3% Convertible Subordinated Notes due 2010 commenced on December 31, 2003. Semi-annual debt service requirements related to our 5 3/4% Senior Notes due 2008 and our 6 3/8% Senior Notes due 2011 will commence on April 1, 2004. Quarterly debt service requirements related to our Floating Rate Senior Notes due 2008 commenced on January 1, 2004. There are no scheduled principal payment or sinking fund requirements prior to maturity on any of these notes.

Satellite-Related Obligations

During July 2003, we entered into a contract for the construction of EchoStar X, a Lockheed Martin A2100 class DBS satellite. Construction is expected to be completed during 2005. EchoStar X will enable better bandwidth utilization, provide back-up protection for our existing local channel offerings, allow us to offer local channels by satellite in additional markets; and could allow DISH Network to offer other value-added services.

As previously discussed in Item 1. — Business, during March 2003 we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, which may be located at the 105 degree orbital location or certain other orbital locations. We also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing at least until the new satellite is launched. In connection with this agreement, we prepaid $50.0 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement for the new satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch. During August 2003, we exercised our option under the SES Americom agreement to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. We anticipate that this satellite will be launched during the fourth quarter of 2005.

During February 2004, we entered into two additional satellite service agreements for capacity on FSS satellites. Pending the successful launch and entry into service of the previously described new FSS satellite, the satellite under the first of these agreements is scheduled for launch during the first half of 2005. This agreement is a ten-year satellite service agreement that is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments for this satellite for the ten-year period following its launch. The satellite under the second of these agreements is planned for launch during the second half of 2006 and is contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. It is our intent to use the capacity on this satellite to offer additional value-added services. Future commitments related to this contingent satellite are included in the table above.

As a result of our recent agreements with fixed satellite service providers and for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase when we commence payments for the launch of EchoStar X, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Purchase Obligations

Our 2004 purchase obligations primarily consist of binding purchase orders for EchoStar satellite receiver systems and related equipment.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Programming Contracts

In the normal course of business, we have entered into numerous contracts to purchase programming content and will continue to do so. These programming commitments are not included in the table above. The terms of our contracts typically range from one to ten years and our payment obligations are fully contingent on the number of subscribers to which we provide the respective content. Consequently, our programming expenses will continue to increase to the extent we are successful growing our subscriber base. Programming expenses are included in “Subscriber-related expenses” in the accompanying consolidated statements of operations and comprehensive income (loss).

Satellite Insurance. As of December 31, 2003, the indentures related to certain of EDBS’ outstanding senior notes contain restrictive covenants that required us to maintain satellite insurance with respect to at least half of the satellites we own or lease. All of our nine in-orbit satellites are currently owned by direct subsidiaries of EDBS. We currently do not carry launch and/or in-orbit insurance for any of our nine in-orbit satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of five of our satellites from cash and cash equivalents to cash reserved for satellite insurance on our balance sheet. As of December 31, 2003, cash reserved for satellite insurance totaled approximately $176.8 million. Effective February 2, 2004, as a result of the redemption of the EDBS 9 3/8% Senior Notes due 2009, our obligation to reserve for satellite insurance declined to the depreciated cost of three of our satellites. As an indirect result of this redemption, during February 2004, we were able to reduce our reserve and reclassify approximately $57.2 million, representing the depreciated cost of two of our satellites, from cash reserved for satellite insurance to cash and cash equivalents. We will continue to reserve cash for satellite insurance on our balance sheet until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

Future capital requirements. In addition to our DBS business plan, we are exploring business plans for FSS Ku-band and Ka-band satellite systems, including licenses to operate at the 97 and 123 degree orbital locations.

As a result of recent changes in our equipment lease and subscriber retention promotions, we anticipate an increase in capitalized subscriber equipment during 2004. In addition, in order to support the anticipated increase in the number of local markets in which we offer local network channels by satellite and for future broadband services, during 2004 we plan to construct four mini-digital broadcast operations centers. As previously discussed, we expect our capital expenditures for 2004 to be higher than 2003 capital expenditures of $321.8 million.

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

Security Ratings

Our current credit ratings are Ba3 and BB- on our long-term senior notes, and B2 and B with respect to our convertible subordinated notes, as rated by Moody’s Investor Service and Standard and Poor’s Rating Service, respectively. Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due.

With respect to Moody’s, the Ba3 rating for senior debt indicates that the obligations are judged to have speculative elements and are subject to substantial credit risk. For S&P, the BB- rating indicates the issuer is less vulnerable to nonpayment of interest and principal obligations than other speculative issues. However, the issuer faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

With respect to Moody’s, the B2 rating for the convertible subordinated debt indicates that the security is considered speculative and is subject to high credit risk. For S&P, the B rating indicates the issuer is more vulnerable to nonpayment of interest and principal obligations, but the issuer currently has the capacity to meet its financial commitment on the obligation. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Critical Accounting Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 to the Consolidated Financial Statements included herein.

•	Capitalized satellite receivers. Since we retain ownership of equipment issued pursuant to our equipment lease promotion, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale. Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based upon the management’s judgment of the risk of technological obsolescence. Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology.

•	Accounting for investments in private and publicly-traded securities. We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Valuation of Long-Lived Assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for selling costs. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•	Valuation of Goodwill and Intangible Assets with Indefinite Lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position.

•	Smart card replacement. We use conditional access technology, or smart cards, to encrypt the programming we transmit to subscribers so that only those who pay for service can receive our programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

could be further compromised in the future. In order to combat piracy and maintain the functionality of active set-top boxes that have been sold to subscribers, we intend to replace older generation smart cards with newer generation smart cards in the future. We have accrued a liability for the replacement of smart cards based on the estimated number of cards that will be needed to execute our plan. This estimate was established based on a number of variables, including historical subscriber churn trends and the estimated per card costs for smart card replacements. Different assumptions or changes in, among other things, the timing of the replacement plan could result in increases or decreases in the smart card replacement reserve.

•	Allowance for Doubtful Accounts. Management estimates the amount of required allowances for the potential non-collectibility of accounts receivable based upon past experience of collection and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

•	Income taxes. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our results of operations.

•	Contingent liabilities. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingency matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.

Seasonality

Our revenues vary throughout the year. As is typical in the subscription television service industry, the first half of the year generally produces fewer new subscribers than the second half of the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of December 31, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $4.170 billion. Of that amount, a total of approximately $3.920 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2003 of approximately 2.0%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $6.5 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At December 31, 2003, all of the $3.920 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

Included in our marketable securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of December 31, 2003, we held strategic and financial debt and equity investments of public companies with a fair market value of approximately $249.4 million. We may make additional strategic and financial investments in other debt and equity securities in the future. The fair market value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $24.9 million decrease in the fair market value of that portfolio. The fair market value of our strategic debt investments can also be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10.0% increase in LIBOR would result in a decrease in the fair market value of our investments in these debt instruments of approximately $2.7 million.

In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of December 31, 2003, we have unrealized gains of approximately $79.6 million as part of accumulated other comprehensive income within stockholders’ deficit. During the year ended December 31, 2003, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million, and established a new cost basis for these securities. In addition, we realized net gains of approximately $21.9 million on the sales of marketable investment securities. During the year ended December 31, 2003, our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the year ended December 31, 2003, we did not record any impairment charges with respect to these instruments.

As of December 31, 2003, we estimated the fair market value of our fixed-rate debt and mortgages and other notes payable to be approximately $7.258 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair market value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair market value of our debt by approximately $186.4 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2003, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $49.9 million.

We have not used derivative financial instruments for hedging or speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes during the period covered by this report in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004, under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 21 of this report under the caption “Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004, under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004, under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004, under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004, under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

4.3*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.4*	Registration Rights Agreement, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001, by and between EchoStar and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.5*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.6*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.7*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.9*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.10*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.11*	3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.12†	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

4.13†	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

4.14†	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

4.15†	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

4.16†	First Supplemental Indenture, relating to the 10 3/8% Senior Notes Due 2007, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.3*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.4*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276) **

10.5*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to EchoStar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.6*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-05575).**

10.7*	2001 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-66490).**

10.8*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.9*	Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

10.10*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.11*	Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.12*	Agreement dated as of February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No. 0-26176).

10.13*	Contract for Launch Services, dated January 31, 2001, between Lockheed Martin’s International Launch Services and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2001, Commission File No. 0-26176).

10.14*	Amended and Restated Contract dated February 1, 2001, between EchoStar Orbital Corporation and Space Systems/Loral, Inc., EchoStar VIII Satellite Program (110 degree West Longitude) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

10.15*	Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc., EchoStar IX Satellite Program (121 degree West Longitude) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

10.16*	Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001 (incorporated by reference to Exhibit 10.35 on the Annual Report as amended on Form 10-K/A of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).***

10.17*	Modification No. 10 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated December 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.36 on the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

10.18*	Modification No. 11 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated February 7, 2002, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)

10.19*	Contract Amendment No. 1 to the Launch Services contract, dated January 10, 2002, between Lockheed Martin’s International Launch Services and EchoStar Orbital Corporation. (incorporated by reference to Exhibit 10.4 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)***

10.20*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176) ***

10.21*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.22*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.23*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.24*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

21†	Subsidiaries of EchoStar Communications Corporation.

23.1†	Consent of KPMG LLP, Independent Auditors.

24.1†	Powers of Attorney authorizing signature of Cantey Ergen, Raymond L. Friedlob, Peter A. Dea, Steven R. Goodbarn and C. Michael Schroeder.

31.1†	Section 302 Certification by Chairman and Chief Executive Officer

31.2†	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1†	Section 906 Certification by Chairman and Chief Executive Officer

32.2†	Section 906 Certification by Senior Vice President and Chief Financial Officer

†	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is filed herewith.

(b)	Reports on Form 8-K

On October 21, 2003 we filed a Current Report on Form 8-K to confirm that we completed the previously announced redemption of $1.0 billion principal amount of our 4 7/8% Convertible Subordinated Notes due 2007.

On November 20, 2003 we filed a Current Report on Form 8-K to report that C. Michael Schroeder was appointed to serve on our Board of Directors effective November 17, 2003.

On December 22, 2003 we filed a Current Report on Form 8-K to report that our subsidiary, EchoStar DBS Corporation, has elected to retire all of its outstanding 9 3/8% Senior Notes due 2009, five years early pursuant to its optional early redemption right.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION

By:	/s/ Michael R. McDonnell

Michael R. McDonnell
Senior Vice President and Chief Financial Officer

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Chairman (Principal Executive Officer)	March 26, 2004

/s/ Michael R. McDonnell Michael R. McDonnell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ James DeFranco James DeFranco	Director	March 26, 2004

/s/ David K. Moskowitz David K. Moskowitz	Director	March 26, 2004

* Cantey Ergen	Director	March 26, 2004

* Raymond L. Friedlob	Director	March 26, 2004

* Peter A. Dea	Director	March 26, 2004

* Steven R. Goodbarn	Director	March 26, 2004

* C. Michael Schroeder	Director	March 26, 2004

* By:	/s/ David K. Moskowitz

David K. Moskowitz
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of KPMG LLP, Independent Auditors	F–2
Report of Arthur Andersen LLP, Independent Auditors	F–3
Consolidated Balance Sheets at December 31, 2003 and 2002	F–4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	F–5
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2001, 2002 and 2003	F–6
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F–7
Notes to Consolidated Financial Statements	F–8

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
EchoStar Communications Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 consolidated financial statements of EchoStar Communications Corporation and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 27, 2002. That report included an explanatory note that stated that they did not audit the financial statements of StarBand Communications, Inc., an investment accounted for under the equity method of accounting, which was reflected in the consolidated financial statements for the year ended December 31, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets effective January 1, 2002.

As discussed in note 3, the consolidated financial statements as of and for the year ended December 31, 2002 have been restated.

KPMG LLP

Denver, Colorado
March 22, 2004.

INDEPENDENT AUDITORS’ REPORT

The below report is a copy of a previously issued Arthur Andersen LLP report and this report has not been reissued.

To EchoStar Communications Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation (a Nevada corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of StarBand Communications Inc., the investment in which is reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2001 using the equity method of accounting. The investment in StarBand Communications Inc. represents approximately 0.6% of total assets as of December 31, 2001, and the equity in its net losses represents approximately 16.7% of net loss for the year ended December 31, 2001. The financial statements of StarBand Communications Inc. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for StarBand Communications Inc., is based solely on the report of the other auditors.

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

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 27, 2002.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,
		2002
		As Restated
	2003	(Note 3)
Assets
Current Assets:
Cash and cash equivalents	$1,290,859	$1,483,078
Marketable investment securities	2,682,115	1,203,917
Trade accounts receivable, net of allowance for uncollectible accounts of $15,221 and $19,164 respectively	345,673	329,020
Inventories	155,147	150,290
Other current assets	99,321	47,212

Total current assets	4,573,115	3,213,517
Restricted cash and marketable investment securities	19,974	9,972
Cash reserved for satellite insurance	176,843	151,372
Property and equipment, net	1,876,459	1,974,516
FCC authorizations	696,409	696,409
Insurance receivable	106,000	106,000
Other noncurrent assets	136,218	108,799

Total assets	$7,585,018	$6,260,585

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$173,637	$264,813
Deferred revenue and other	514,831	443,757
Accrued programming	366,497	301,282
Other accrued expenses	478,973	591,765
Current portion of long-term obligations	14,995	13,432
9 1/4% Senior Notes due 2006 (Note 5)	—	375,000
9 3/8% Senior Notes due 2009 (Note 5)	1,423,351	—

Total current liabilities	2,972,284	1,990,049

Long-term obligations, net of current portion:
9 3/8% Senior Notes due 2009	—	1,625,000
4 7/8% Convertible Subordinated Notes due 2007	—	1,000,000
10 3/8% Senior Notes due 2007	1,000,000	1,000,000
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009	455,000	700,000
3% Convertible Subordinated Notes due 2010	500,000	—
Floating Rate Senior Notes due 2008	500,000	—
5 3/4% Senior Notes due 2008	1,000,000	—
6 3/8% Senior Notes due 2011	1,000,000	—
Mortgages and other notes payable, net of current portion	44,327	33,621
Long-term deferred distribution and carriage payments and other long-term liabilities	145,931	87,937

Total long-term obligations, net of current portion	5,645,258	5,446,558

Total liabilities	8,617,542	7,436,607

Commitments and Contingencies (Note 10)
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 246,285,633 and 242,539,709 shares issued, 240,370,533 and 242,539,709 shares outstanding, respectively	2,463	2,425
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C Common Stock, $.01 par value, 800,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	1,733,805	1,706,731
Non-cash, stock-based compensation	(1,180)	(8,657)
Accumulated other comprehensive income	80,991	6,197
Accumulated deficit	(2,660,596)	(2,885,102)
Treasury stock, at cost	(190,391)	—

Total stockholders’ deficit	(1,032,524)	(1,176,022)

Total liabilities and stockholders’ deficit	$7,585,018	$6,260,585

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended December 31,
		2002
		As Restated
	2003	(Note 3)	2001
Revenue:
Subscription television services	$5,399,382	$4,411,838	$3,588,441
Other subscriber-related revenue	10,493	17,861	17,283
DTH equipment sales	244,083	287,831	271,242
Other	85,338	103,295	124,172

Total revenue	5,739,296	4,820,825	4,001,138

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 4)	2,707,898	2,200,239	1,792,542
Satellite and transmission expenses (exclusive of depreciation shown below - Note 4)	79,322	62,131	40,899
Cost of sales - DTH equipment	150,600	178,554	188,039
Cost of sales - other	47,387	55,582	81,974
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below - Note 4).	502,656	439,863	459,909
Other subscriber promotion subsidies	628,928	574,750	477,903
Subscriber acquisition advertising	180,484	154,036	143,007

Total subscriber acquisition costs	1,312,068	1,168,649	1,080,819
General and administrative	332,723	319,915	305,738
Non-cash, stock-based compensation	3,544	11,279	20,173
Depreciation and amortization (Note 4)	398,206	372,958	278,652

Total costs and expenses	5,031,748	4,369,307	3,788,836

Operating income	707,548	451,518	212,302

Other Income (Expense):
Interest income	65,058	112,927	97,671
Interest expense, net of amounts capitalized	(552,490)	(482,903)	(371,365)
Merger termination related expenses (including $33,323 of interest expense)	—	(689,798)	—
Other	18,766	(170,680)	(152,652)

Total other income (expense)	(468,666)	(1,230,454)	(426,346)

Income (loss) before income taxes	238,882	(778,936)	(214,044)
Income tax provision, net	(14,376)	(73,098)	(1,454)

Net income (loss)	$224,506	$(852,034)	$(215,498)

Foreign currency translation adjustment	1,348	—	—
Unrealized holding gains (losses) on available for sale securities	71,480	(114,521)	(5,697)
Recognition of previously unrealized losses on available- for-sale securities included in net income (loss)	1,966	117,124	69,871

Comprehensive income (loss)	$299,300	$(849,431)	$(151,324)

Basic and diluted net income (loss) to common shareholders	$224,506	$(414,601)	$(215,835)

Basic weighted-average common shares outstanding	483,098	480,429	477,172

Diluted weighted-average common shares outstanding	488,314	480,429	477,172

Net income (loss) per common share:
Basic net income (loss)	$0.46	$(0.86)	$(0.45)

Diluted net income (loss)	$0.46	$(0.86)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except per share amounts)

						Accumulated
						Deficit and
					Non-Cash,	Accumulated
	Common Stock		Series C	Additional	Stock-	Other
			Preferred	Paid-In	Based	Comprehensive	Treasury
	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Stock	Total
Balance, December 31, 2000	474,185	$4,741	$10,948	$1,700,367	$(58,193)	$(2,315,246)	$—	$(657,383)
Series C Preferred Stock dividends (at $0.84375 per share, per quarter)	—	—	—	—	—	(337)	—	(337)
Conversion and redemption of Series C Preferred Stock	3,592	36	(10,948)	10,909	—	—	—	(3)
Issuance of Class A Common Stock:
Exercise of stock options	1,555	16	—	8,040	—	—	—	8,056
Employee benefits	39	—	—	1,173	—	—	—	1,173
Employee Stock Purchase Plan	80	1	—	1,872	—	—	—	1,873
Forfeitures of deferred non-cash, stock-based compensation	—	—	—	(12,564)	5,143	—	—	(7,421)
Deferred stock-based compensation recognized	—	—	—	—	27,594	—	—	27,594
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	64,174	—	64,174
Net loss	—	—	—	—	—	(215,498)	—	(215,498)

Balance, December 31, 2001	479,451	$4,794	$—	$1,709,797	$(25,456)	$(2,466,907)	$—	$(777,772)

Repurchase of Series D Convertible Preferred Stock	—	—	—	—	—	437,433	—	$437,433
Issuance of Class A Common Stock:
Exercise of stock options	1,417	14	—	7,511	—	—	—	7,525
Employee benefits	—	—	—	3	—	—	—	3
Employee stock purchase plan	107	1	—	1,904	—	—	—	1,905
Forfeitures of deferred non-cash, stock-based compensation	—	—	—	(5,520)	1,911	—	—	(3,609)
Deferred stock-based compensation recognized	—	—	—	—	14,888	—	—	14,888
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	—	(6,964)	—	—	—	(6,964)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	2,603	—	2,603
Net loss - As Restated (Note 3)	—	—	—	—	—	(852,034)	—	(852,034)

Balance, December 31, 2002 - As Restated (Note 3)	480,975	$4,809	$—	$1,706,731	$(8,657)	$(2,878,905)	$—	$(1,176,022)

Issuance of Class A Common Stock:
Exercise of stock options	3,114	31	—	18,517	—	—	—	18,548
Employee benefits	566	6	—	16,347	—	—	—	16,353
Employee Stock Purchase Plan	66	1	—	1,889	—	—	—	1,890
Class A Common Stock repurchases, at cost	—	—	—	—	—	—	(190,391)	(190,391)
Forfeitures of deferred non-cash, stock-based compensation	—	—	—	(3,933)	775	—	—	(3,158)
Deferred stock-based compensation recognized	—	—	—	—	6,702	—	—	6,702
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	—	(5,746)	—	—	—	(5,746)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	73,446	—	73,446
Foreign currency translation	—	—	—	—	—	1,348	—	1,348
Net income	—	—	—	—	—	224,506	—	224,506

Balance, December 31, 2003	484,721	$4,847	$—	$1,733,805	$(1,180)	$(2,579,605)	$(190,391)	$(1,032,524)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
		2002
		As Restated
	2003	(Note 3)	2001
Cash Flows From Operating Activities:
Net income (loss)	$224,506	$(852,034)	$(215,498)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	398,206	372,958	278,652
Equity in losses of affiliates	1,649	8,012	34,908
Realized and unrealized losses (gains) on investments	(19,784)	135,619	110,458
Non-cash, stock-based compensation recognized	3,544	11,279	20,173
Deferred tax expense	629	66,703	—
Change in valuation of contingent value rights, net of gain on extinguishment	—	19,645	—
Amortization of debt discount and deferred financing costs	26,685	11,906	9,189
Recognition of bridge commitment fees from reduction of bridge financing commitments	—	48,435	—
Capitalized merger costs	—	56,474	—
Change in long-term assets	(49,333)	—	—
Change in long-term deferred distribution and carriage payments	11,434	(20,924)	46,282
Other, net	15,835	4,756	36,179
Changes in current assets and current liabilities:
Trade accounts receivable, net	(14,178)	(10,619)	(39,514)
Inventories	18,020	69,709	(25,247)
Other current assets	(6,860)	(474)	(8,316)
Trade accounts payable	(91,176)	18,014	28,233
Deferred revenue	71,074	84,333	75,529
Accrued expenses	(14,670)	42,952	138,455

Net cash flows from operating activities	575,581	66,744	489,483

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(5,050,502)	(5,770,963)	(2,549,179)
Sales of marketable investment securities	3,641,939	5,602,398	2,023,268
Purchases of property and equipment	(321,819)	(435,819)	(637,457)
Cash reserved for satellite insurance (Note 4)	(58,385)	(59,680)	(59,488)
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites (Note 4)	31,381	30,376	19,813
Funds released from escrow and restricted cash and marketable investment securities	—	1,288	1,712
Incentive payments under in-orbit satellite contract - Echo VI	—	(8,441)	(8,441)
Capitalized merger-related costs	—	(38,644)	(17,830)
Investment in StarBand Communications	—	—	(50,000)
Other	(4,484)	(2,902)	(1,517)

Net cash flows from investing activities	(1,761,870)	(682,387)	(1,279,119)

Cash Flows From Financing Activities:
Proceeds from issuance of Series D Convertible Preferred Stock and contingent value rights	—	1,483,477	—
Repurchase of Series D Convertible Preferred Stock and contingent value rights	—	(1,065,689)	—
Proceeds from issuance of 3% Convertible Subordinated Notes due 2010	500,000	—	—
Proceeds from issuance of Floating Rate Senior Notes due 2008	500,000	—	—
Proceeds from issuance of 5 3/4% Senior Notes due 2008	1,000,000	—	—
Proceeds from issuance of 6 3/8% Senior Notes due 2011	1,000,000	—	—
Proceeds from issuance of 9 1/8% Senior Notes due 2009	—	—	700,000
Proceeds from issuance of 5 3/4% Convertible Subordinated Notes due 2008	—	—	1,000,000
Redemption of 9 1/4% Senior Notes due 2006	(375,000)	—	—
Partial redemption of 9 1/8% Senior Notes due 2009	(245,000)	—	—
Redemption of 4 7/8% Convertible Subordinated Notes due 2007	(1,000,000)	—	—
Repurchase of 9 3/8% Senior Notes due 2009	(201,649)	—	—
Class A Common Stock repurchases	(190,391)	—	—
Deferred debt issuance costs	(12,500)	(1,837)	(29,450)
Deferred bridge loan financing costs	—	—	(55,250)
Repayments of mortgage indebtedness and other notes payable	(2,329)	(4,549)	(14,182)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued under Employee Stock Purchase Plan	20,438	9,430	9,929
Other	501	—	(340)

Net cash flows from financing activities	994,070	420,832	1,610,707

Net increase (decrease) in cash and cash equivalents	(192,219)	(194,811)	821,071
Cash and cash equivalents, beginning of year	1,483,078	1,677,889	856,818

Cash and cash equivalents, end of year	$1,290,859	$1,483,078	$1,677,889

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Activities

Principal Business

The operations of EchoStar Communications Corporation (“ECC,” and together with its subsidiaries, “EchoStar,” the “Company,” “we,” “us,” and/or “our”) include two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

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

Organization and Legal Structure

The following table summarizes our organizational structure and our principal subsidiaries as of December 31, 2003:

Referred to
Legal Entity	Herein As	Parent
EchoStar Communications Corporation	ECC	Publicly owned
EchoStar Orbital Corporation	EOC	ECC
EchoStar Orbital Corporation II	EOC II	EOC
EchoStar DBS Corporation	EDBS	EOC
EchoStar Satellite LLC	ESLLC	EDBS
Echosphere LLC	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service LLC	DNSLLC	EDBS

As of December 31, 2003, all of our DBS FCC licenses and nine of our in-orbit satellites were owned by a direct subsidiary of EDBS. Contracts for the construction and launch of EchoStar X are held in EchoStar Orbital Corporation II, a sister company to EDBS. Substantially all of our operations are conducted by subsidiaries of EDBS.

Significant Risks and Uncertainties

Substantial Leverage. We are highly leveraged, which makes us vulnerable to changes in general economic conditions. As of December 31, 2003, we had outstanding long-term debt (including both the current and long-term portions) totaling approximately $6.938 billion. We have quarterly and semi-annual cash, debt service obligations for all of our outstanding long-term debt securities, as follows:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		Quarterly/Semi-Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements
9 3/8% Senior Notes due 2009*	February 1 and August 1	$66,719,578
10 3/8% Senior Notes due 2007	April 1 and October 1	$51,875,000
5 3/4% Convertible Subordinated Notes due 2008	May 15 and November 15	$28,750,000
9 1/8% Senior Notes due 2009	January 15 and July 15	$20,759,375
3 % Convertible Subordinated Notes due 2010	June 30 and December 31	$7,500,000
Floating Rate Senior Notes due 2008	January 1, April 1, July 1 and October 1	$5,512,500
5 3/4% Senior Notes due 2008	April 1 and October 1	$28,750,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$31,875,000

*Effective February 2, 2004, these notes were redeemed. See Note 15 – Subsequent Events for further discussion.

Semi-annual debt service requirements related to our 3% Convertible Subordinated Notes due 2010 commenced on December 31, 2003. Semi-annual debt service requirements related to our 5 3/4% Senior Notes due 2008 and our 6 3/8% Senior Notes due 2011 will commence on April 1, 2004. Quarterly debt service requirements related to our Floating Rate Senior Notes due 2008 commenced on January 1, 2004. There are no scheduled principal payment or sinking fund requirements prior to maturity on any of these notes. Our ability to meet debt service obligations will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

2. Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have control. Non-majority owned investments are accounted for using the equity method when we are able to significantly influence the operating policies of the investee. When we do not significantly influence the operating policies of an investee, the cost method is used. We eliminate all intercompany balances and transactions. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred tax asset valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property and equipment, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During the three months ended December 31, 2003, we recorded approximately $61.4 million to reduce our estimated royalty obligations related to the production of EchoStar receiver systems. The following details the decrease in the financial statement line items affected by this change in estimate (in thousands):

Cost of sales – DTH equipment	$(6,839)
Cost of sales – subscriber promotion subsidies	(42,750)
Depreciation expense	(5,937)
Property and equipment, net	(5,341)
Inventory	(505)

Foreign Currency Translation

The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period end exchange rate and record the translation adjustments as a component of other comprehensive income (loss). We translate revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. Transactions denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and are included in other miscellaneous income and expense. Net transaction gains (losses) during 2003, 2002 and 2001 were not significant.

Statements of Cash Flows Data

The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2003	2002	2001
		(In thousands)
Cash paid for interest	$477,036	$500,879	$377,038
Capitalized interest	8,428	23,876	25,647
Cash received for interest	64,490	113,402	101,053
Cash paid for income taxes	11,646	8,396	1,832
6 3/4% Series C Cumulative Convertible Preferred Stock dividends	—	—	337
Conversion of 6 3/4% Series C Cumulative Convertible Preferred Stock to Class A common stock	—	—	10,948
Forfeitures of deferred non-cash, stock-based compensation	3,933	5,520	12,564
Satellite vendor financing	10,000	30,000	—

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2003 and 2002 consist of money market funds, corporate notes and commercial paper. The cost of these investments approximates their fair market value.

Marketable and Non-Marketable Investment Securities and Restricted Cash

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of December 31, 2003 and 2002, we recorded unrealized gains of approximately $79.6 million and $6.2 million, respectively, as part of accumulated other comprehensive income within stockholders’ deficit. During the years ended December 31, 2003, 2002 and 2001, we also recorded aggregate charges to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million, $117.1 million and $69.9 million, respectively, and established a new cost basis for these securities. In addition, during the years ended December 31, 2003, 2002 and 2001, we realized net gains of approximately $21.9 million, $11.6 million and $21.4 million on sales of marketable investment securities.

Our approximately $4.170 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $249.4 million and $72.5 million as of December 31, 2003 and 2002, respectively. Our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our strategic marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We account for such unconsolidated investments under either the equity method or cost method of accounting. Both methods are subject to other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment in our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the year ended December 31, 2003, we did not record any impairment charges with respect to these investments.

Restricted cash, as reflected in the accompanying consolidated balance sheets, includes cash set aside as collateral for our line of credit and a facility escrow.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The major components of marketable investment securities and restricted cash are as follows:

			Restricted Cash and Marketable
	Marketable Investment Securities		Investment Securities
	As of December 31,		As of December 31,
	2003	2002	2003	2002
		(In thousands)
Government bonds	$1,258,366	$712,521	$18,431	$9,962
Corporate notes and bonds	620,782	470,633	—	—
Corporate equity securities	111,687	20,763	—	—
Commercial paper	499,086	—	—	—
Asset backed obligations	192,194	—	—	—
Restricted cash	—	—	1,543	10

	$2,682,115	$1,203,917	$19,974	$9,972

As of December 31, 2003, marketable investment securities and restricted cash include debt securities of $1.370 billion with contractual maturities of one year or less, $1.010 billion with contractual maturities between one and five years and $190.0 million with contractual maturities greater than five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to our specifications. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Inventories consist of the following:

	As of December 31,
	2003	2002
	(In thousands)
Finished goods — DBS	$103,274	$104,769
Raw materials	32,693	25,873
Finished goods - remanufactured and other	15,000	16,490
Work-in-process	9,577	7,964
Consignment	1,373	5,161
Inventory allowance	(6,770)	(9,967)

	$155,147	$150,290

Property and Equipment

Property and equipment are stated at cost. Cost includes capitalized interest of approximately $8.4 million, $23.9 million and $25.6 million during the years ended December 31, 2003, 2002 and 2001, respectively. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received, if any, as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Long-lived Assets

We account for long-lived assets in accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the book value and the fair market value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

Goodwill and Intangible Assets

The excess of investment in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. Our intangible assets consist primarily of FCC licenses. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 were applied to all goodwill and intangible assets acquired after September 30, 2001. As of January 1, 2002, our FCC licenses have indefinite useful lives and are no longer amortized because:

•	FCC spectrum is a non-depleting asset;

•	Existing DBS licenses are integral to our business and will contribute to cash flows indefinitely;

•	Replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	Maintenance expenditures in order to obtain future cash flows are not significant;

•	DBS licenses are not technologically dependent; and

•	We intend to use these assets for the foreseeable future.

Had we not amortized our FCC licenses during the year ended December 31, 2001, our net loss would have decreased by approximately $18.8 million, or $0.04 per common share.

At January 1, 2002, we did not have any goodwill. In accordance with FAS 142, we tested our indefinite-lived intangible assets (consisting of FCC licenses) and determined that there was no impairment required because the fair market value of such assets exceeded the carrying value.

In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset,” (“EITF 02-7”) we combine all our indefinite life FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts included current and projected subscribers. In conducting our annual

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

impairment test in 2003, we determined that the estimated fair market value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

In December 2003, we made an investment in South.com LLC (“South.com”), a company we consolidate in our consolidated financial statements. South.com was formed to, among other things, bid on and hold FCC licenses. During December 2003, South.com paid a $7.1 million deposit to participate in the January 2004 FCC license auction. This initial deposit is included in “Other current assets” in our consolidated balance sheets as of December 31, 2003. South.com participated in the January 2004 FCC license auction and was the high-bidder on several licenses. Consequently, during January 2004 South.com paid an additional deposit to the FCC of $20.6 million.

As of December 31, 2003 and 2002, we had approximately $52.7 million of gross amortizable identifiable intangible assets with related accumulated amortization of approximately $42.9 million and $32.6 million, respectively. These identifiable intangibles primarily include acquired contracts and technology-based intangibles. Amortization of these intangible assets with an average finite useful life of approximately five years was $10.3 million and $10.9 million for the years ended December 31, 2003 and 2002, respectively. We estimate that such amortization expense will aggregate approximately $9.8 million for the remaining useful life of these intangible assets of approximately one year. In addition, we had approximately $3.4 million of goodwill as of December 31, 2003 and 2002 which arose in connection with a 2002 acquisition.

Smart Card Replacement

We use conditional access technology, or smart cards, to encrypt the programming we transmit to subscribers so that only those who pay for service can receive our programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. In order to combat piracy and maintain the functionality of active set-top boxes that have been sold to subscribers, we intend to replace older generation smart cards with newer generation smart cards in the future. We have accrued a liability for the replacement of smart cards in active set-top boxes that have been sold to subscribers. As of December 31, 2003 and 2002, we had accrued $74.6 million and $80.8 million, respectively, for replacement of these smart cards. During the years ended December 31, 2003 and 2002, approximately $6.2 million and $717 thousand, respectively, was charged against the smart card accrual for the replacement of older generation smart cards. This accrual is included in “Other accrued expenses” in our consolidated balance sheets. Charges recorded to “Subscriber-related expenses” in our consolidated statements of operations and comprehensive income (loss) totaled $2.9 million and $10.3 million, respectively, during the years ended December 31, 2002 and 2001. There was no additional expense recorded for smart card replacements during 2003. This liability will be reduced as smart card replacements occur. The liability for the replacement of smart cards is based on the estimated number of cards that will be needed to execute our plan. This estimate was established based on a number of variables, including historical subscriber churn trends and the estimated per card costs for smart card replacements. Different assumptions or changes in, among other things, the timing of the replacement plan could result in increases or decreases in the smart card replacement reserve.

Long-Term Deferred Distribution and Carriage Payments

Certain programmers provide us up-front payments. Such amounts are deferred and in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) are recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (up to 10 years). The current and long-term portions of these deferred credits are recorded in the consolidated balance sheets in “Deferred revenue and other” and “Long-term deferred distribution and carriage payments and other long-term liabilities,” respectively.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires that deferred tax assets or liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax bases of assets and liabilities. Deferred tax assets are offset by valuation allowances in accordance with FAS 109, because we believe it is more likely than not that such net deferred tax assets will not be realized.

Fair Market Value of Financial Instruments

Fair market values for our high-yield debt are based on quoted market prices. The fair market values of our mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

The following table summarizes the book and fair market values of our debt facilities at December 31, 2003 and 2002:

	As of December 31, 2003		As of December 31, 2002
	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)
9 1/4% Senior Notes due 2006	$—	$—	$375,000	$386,250
9 3/8% Senior Notes due 2009*	1,423,351	1,498,077	1,625,000	1,706,250
4 7/8% Convertible Subordinated Notes due 2007	—	—	1,000,000	897,960
10 3/8% Senior Notes due 2007	1,000,000	1,100,000	1,000,000	1,070,000
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,035,000	1,000,000	910,420
9 1/8% Senior Notes due 2009	455,000	509,031	700,000	717,500
3% Convertible Subordinated Notes due 2010	500,000	500,000	—	—
Floating Rate Senior Notes due 2008	500,000	520,625	—	—
5 3/4% Senior Notes due 2008	1,000,000	1,011,250	—	—
6 3/8% Senior Notes due 2011	1,000,000	1,025,000	—	—
Mortgages and other notes payable	59,322	59,322	47,053	47,053

*These notes were redeemed February 2, 2004.

Due to their short-term nature, book value approximates fair market value for cash and cash equivalents, trade accounts receivable, net of allowance and current liabilities for the periods ending December 31, 2003 and 2002.

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (see Notes 5 and 15).

Revenue Recognition

Subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers and equipment rental are recognized as revenue, monthly as earned. Advertising revenue is recognized when the related services are performed. Payments received from subscribers in advance of the broadcast are recorded as “Deferred revenue” in the consolidated balance sheets until earned. Revenue from international sales of digital set-top boxes and related accessories is recognized upon shipment to customers.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Accounting for our new subscriber promotions which include programming discounts falls under the scope of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Capital Products)” (“EITF 01-9”). In accordance with EITF 01-9, programming revenues under these promotions are recorded at the discounted monthly rate charged to the subscriber. See Subscriber Acquisition Costs below for discussion regarding the accounting for costs under these promotions.

Programming and Other Costs

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. Programming costs are included in “Subscriber-related expenses” in the consolidated statements of operations and comprehensive income (loss).

Subscriber Acquisition Costs

Subscriber acquisition costs in our consolidated statements of operations and comprehensive income (loss) consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel. Total subscriber acquisition costs include the following line items from our consolidated statements of operations and comprehensive income (loss):

•	“Cost of sales – subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•	“Other subscriber promotion subsidies” includes net costs related to various installation promotions and other promotional incentives.

•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH Network subscribers. Advertising costs generally are expensed as incurred.

During the year ended December 31, 2003, our significant new subscriber promotions were as follows:

Free Dish – Effective February 1, 2003, our Free DISH promotion provides new subscribers with a choice of up to two EchoStar receivers, including one premium model system, and free installation for $49.99. The subscriber receives a $49.99 credit on their first month’s bill. To be eligible, subscribers must provide a valid major credit card, their social security number, pass a credit score, and make a one-year commitment to subscribe to a qualified programming package. Effective August 24, 2003, we expanded the above offer to include up to three EchoStar receivers and require either a one or two year programming commitment, depending on the set-top box models selected by the subscriber. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least June 30, 2004.

Free for All – Effective February 1, 2003, our Free for All promotion provides new subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Effective August 24, 2003, under our Free for All promotion new subscribers who purchase one or two receiver systems and subscribe to a qualifying programming package receive a monthly credit of $10.00 for 15 or 20 months, respectively. Although there can be no assurance as to the ultimate duration of the Free for All promotion, we expect it to continue through at least June 30, 2004.

Digital Home Plan – Effective February 1, 2003, our Digital Home Plan promotion offered new subscribers up to four EchoStar receivers, including various models, with a minimum required programming package subscription. Each plan includes in-home service, and the consumer must agree to a one-year commitment, provide a valid major credit card, have an acceptable credit score, incur a one-time set-up fee of $49.99, and an optional $50.00 upgrade fee.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The subscriber receives a $49.99 credit on their first month’s bill. Effective November 15, 2003, for an optional $99.00 upgrade fee or a two-year programming commitment, we offered new subscribers an option to connect up to three EchoStar receivers to up to four televisions. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of approximately four years. Although there can be no assurance as to the ultimate duration of our current equipment lease promotion, we expect it to continue through at least June 30, 2004.

Free Installation – Under our free installation program all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least June 30, 2004.

Accounting for our dealer sales under our Free Dish and Free for All falls under the scope of EITF 01-9. In accordance with that guidance, we characterize as a reduction of revenue, amounts paid to our independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates). We expense payments for equipment installation services as “Other subscriber promotion subsidies”. Our payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer. We report the net cost from our various sales promotions through our independent dealer network as a component of “Other subscriber promotion subsidies”. No net proceeds from the sale of subscriber related equipment is recognized as revenue. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under our equipment lease promotion wherein the Company retains title to the receiver and certain other equipment resulting in the capitalization and depreciation of such equipment cost over its estimated useful life.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled $32.4 million, $33.0 million and $19.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Accounting for Stock-Based Compensation

We have elected to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans, which are described more fully in Note 8.Under APB 25, we generally do not recognize compensation expense on the grant of options under our Stock Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant.We apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS 123”).

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair market value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on net income (loss) per share if we had accounted for our stock-based compensation plans using the fair market value method:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	For the Years Ended December 31,
		2002
		As Restated
	2003	(Note 3)	2001
	(In thousands, except per share amounts)
Net income (loss) to common shareholders, as reported	$224,506	$(414,601)	$(215,835)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,420	10,884	20,173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,138)	(24,427)	(25,745)

Pro forma net income (loss) to common shareholders	$201,788	$(428,144)	$(221,407)

Basic income (loss) per share, as reported	$0.46	$(0.86)	$(0.45)

Diluted income (loss) per share, as reported	$0.46	$(0.86)	$(0.45)

Pro forma basic income (loss) per share	$0.42	$(0.89)	$(0.46)

Pro forma diluted income (loss) per share	$0.41	$(0.89)	$(0.46)

For purposes of this pro forma presentation, the fair market value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.32%	4.14%	4.94%
Volatility factor	71.08%	71.96%	73.79%
Expected term of options in years	6.7	6.7	6.0
Weighted-average fair value of options granted	$20.38	$15.08	$17.60

The dividend yield percentage is zero for all periods since we have not and do not intend to pay dividends on our common stock in the near future. The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable and so, our estimate of fair market value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions and because changes in the subjective input assumptions can materially affect the fair market value estimate, the existing models do not necessarily provide a reliable single measure of the fair market value of stock-based compensation awards.

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

We recorded a net loss attributable to common shareholders for the years ending December 31, 2002 and 2001. Therefore, common stock equivalents and convertible securities are excluded from the computation of diluted earnings (loss) per share for these periods since the effect of including them is anti-dilutive. Since we reported net income attributable to common shareholders for the year ending December 31, 2003, the potential dilution from stock options exercisable into common stock for these periods was computed using the treasury stock method based on the average fair market value of the class A common stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of FAS 128.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Years Ended December 31,
		2002
		As Restated
	2003	(Note 3)	2001
	(In thousands, except per share data)
Numerator:
Net income (loss)	$224,506	$(852,034)	$(215,498)
6 3/4% Series C Cumulative Convertible Preferred Stock dividends	—	—	(337)
Gain on repurchase of Series D Convertible Preferred Stock	—	437,433	—

Numerator for basic and diluted loss per share – loss attributable to common shareholders	$224,506	$(414,601)	$(215,835)

Denominator:
Denominator for basic income (loss) per share — weighted-average common shares outstanding	483,098	480,429	477,172
Impact of dilutive options outstanding	5,216	—	—

Denominator for diluted income (loss) per share — weighted-average common shares outstanding	488,314	480,429	477,172

Net income (loss) per common share:
Basic income (loss) per share	$0.46	$(0.86)	$(0.45)

Diluted income (loss) per share	$0.46	$(0.86)	$(0.45)

Shares of Class A Common Stock issuable upon conversion of:
4 7/8% Convertible Subordinated Notes due 2007	—	22,007	22,007
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100	23,100
3% Convertible Subordinated Notes due 2010	6,866	—	—

As of December 31, 2003, 2002 and 2001 there were approximately 12.5 million, 20.8 million and 22.7 million options for shares of class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive. Our 5 3/4% Convertible Subordinated Notes due 2008 and our 3% Convertible Subordinated Note due 2010 are not included in the diluted EPS calculation as the effect of the conversion of the notes would be anti-dilutive. Of the options outstanding as of December 31, 2003, options to purchase approximately 8.0 million shares were outstanding under a long term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. As such, the long-term incentive options are not included in the diluted EPS calculation.

3. Financial Statement Restatement

During February 2004, we consulted with the Securities and Exchange Commission (“SEC”) regarding our accrual for the replacement of smart cards. Those cards, which provide security that only paying customers can receive programming delivered by us, become obsolete as a result of piracy. During the consultation process, the SEC informed us that it believes we over reserved approximately $30.2 million for the replacement of certain smart cards. During prior years, ending in 2002, we accrued the estimated cost to replace those cards, which are included in satellite receivers that we sell and lease to consumers. The SEC did not object to the accruals to replace the smart cards in satellite receivers sold to and owned by consumers. However, the SEC believes that we over reserved approximately $30.2 million, on a pre-tax basis, for the replacement of smart cards in satellite receivers owned by us and leased to consumers.

On March 12, 2004, the SEC informed us it would not object if we restated our financial statements for 2002 to record a reversal of the accruals for the replacement of these smart cards of approximately $4.2 million, $17.2 million and $8.8 million which were originally accrued in 2000, 2001 and from January 2002 through June 2002, respectively. As a result, we have restated our financial statements for 2002 as follows:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	As of December 31, 2002
	As
	Previously		As
Balance sheet data	Reported	Adjustment	Restated
	(In thousands)
Other accrued expenses	$621,935	$(30,170)	$591,765
Long-term deferred distribution and carriage payments and other long-term liabilities	87,383	554	87,937
Accumulated deficit	(2,914,718)	29,616	(2,885,102)

	For the year ended December 31, 2002
	As
	Previously		As
Statement of operations data	Reported	Adjustment	Restated
		(In thousands)
Subscriber-related expenses	$2,230,409	$(30,170)	$2,200,239
Operating income	421,348	30,170	451,518
Loss before income taxes	(809,106)	30,170	(778,936)
Income tax provision, net	(72,544)	(554)	(73,098)
Net loss	(881,650)	29,616	(852,034)
Comprehensive loss	(879,047)	29,616	(849,431)
Basic and diluted net loss to common shareholders	(444,217)	29,616	(414,601)
Basic and diluted net loss per common share	$(0.92)	$0.06	$(0.86)

4. Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31,
	(In Years)	2003	2002
		(In thousands)
EchoStar I	12	$201,607	$201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV	4	78,511	78,511
EchoStar V	12	210,446	210,446
EchoStar VI	12	246,022	246,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	189,513	194,913
EchoStar IX	12	127,376	—
Furniture, fixtures and equipment	2-10	613,789	557,069
Buildings and improvements	5-40	147,191	112,854
Digital Home Plan equipment	4	543,954	529,311
Tooling and other	1-5	5,100	5,876
Land	—	27,024	14,236
Vehicles	7	3,445	3,481
Construction in progress	—	86,490	121,693

Total property and equipment		$3,120,245	$2,915,796
Accumulated depreciation		(1,243,786)	(941,280)

Property and equipment, net		$1,876,459	$1,974,516

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Construction in progress consists of the following:

	As of December 31,
	2003	2002
	(In thousands)
Progress amounts for satellite construction, launch, and launch insurance:
EchoStar IX	$—	100,745
EchoStar X	24,303	—
Software related projects	35,148	—
Uplink center equipment	8,413	—
Other	18,626	20,948

Construction in progress	$86,490	$121,693

     Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2003	2002	2001
		(In thousands)
Digital Home Plan equipment	$138,637	$130,760	$65,652
Satellites	145,232	128,155	113,279
Furniture, fixtures and equipment	93,030	92,180	64,082
FCC licenses and other amortizable intangibles	10,346	11,123	29,485
Buildings and improvements	4,098	3,399	2,763
Tooling and other	6,863	7,341	3,391

	$398,206	$372,958	$278,652

Cost of sales and operating expense categories included in our accompanying consolidated statements of operations and comprehensive income (loss) do not include depreciation expense related to satellites or Digital Home Plan equipment.

EchoStar I and II

EchoStar I and EchoStar II are both Series 7000 class satellites designed and manufactured by Lockheed Martin Corporation. While both of those satellites are currently functioning properly in orbit, a similar Lockheed Series 7000 class satellite owned by Loral Skynet recently experienced total in-orbit failure. While we currently do not have sufficient information available to reach any conclusions as to whether other satellites of the Series 7000 class might be at increased risk of suffering a similar malfunction, no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure. During December 2003, a spare Traveling Wave Tube Amplifier (“TWTA”) was switched in to support operations on transponder 25 on EchoStar I due to degraded operation of the primary TWTA. There are a total of 23 remaining TWTA’s available to support the 16 operational transponders on EchoStar I. During 2003, one of the spare TWTA’s on EchoStar II which had been found to be suspect during original In Orbit Test Operations in 1996 was declared failed. There are a total of 23 remaining TWTA’s available to support the 16 operational transponders on EchoStar II. EchoStar I and II are currently located at the 148 west orbital location.

EchoStar III

During January 2004, a TWTA pair on EchoStar III failed, resulting in a loss of service on one of our licensed transponders. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 16 TWTA’s on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 TWTA’s to provide redundancy. EchoStar III can now operate a maximum of 28 transponders but due to redundancy switching limitations and the specific channel

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

authorizations, currently it can only operate on 17 of the 19 FCC authorized frequencies at the 61.5 degree west orbital location. We are currently evaluating the performance of EchoStar III and may be required to record an impairment charge to earnings in future periods.

EchoStar V

During 2000, 2001 and 2002, EchoStar V experienced anomalies resulting in the loss of three solar array strings, and during January 2003, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the estimated 12-year design life of the satellite. In addition, during January 2003, EchoStar V experienced an anomaly in a spacecraft electronic component which affects the ability to receive telemetry from certain on-board equipment. Other methods of communication have been established to alleviate the effects of the failed component. An investigation of the solar array and electronic component anomalies, none of which have impacted commercial operation of the satellite, is continuing. In July 2001, EchoStar V experienced the loss of one of its three momentum wheels. Two momentum wheels are utilized during normal operations and a spare wheel was switched in at the time A second momentum wheel experienced an anomaly in December 2003 and was switched out resulting in operation of the spacecraft in a modified mode utilizing thrusters to maintain spacecraft pointing. While this operating mode provides adequate performance, it results in an increase in fuel usage and a corresponding reduction of spacecraft life. This operating mode is not expected to reduce the estimated design life of the satellite to less than 12 years. The investigation into the anomaly is continuing. Until the root causes of these anomalies are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII

During 2002, two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. During March 2003, an additional thruster on EchoStar VIII experienced an anomalous event and is not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other nine thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround has resulted in certain gyroscopes being utilized for aggregate periods of time substantially in excess of their originally qualified limits. However, neither of these workarounds are expected to reduce the estimated design life of the satellite to less than 12 years. An investigation of the thruster anomalies, including the development of additional workarounds for long term operations, is continuing. None of these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally determined, there can be no assurance that these or future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During June and July 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of one of the solar arrays. In December 2003 the other array experienced a similar anomaly. Both arrays are currently fully functional, but rotating in a mode recommended by the satellite manufacturer which allows full rotation but is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

During September 2003, a single battery cell on EchoStar VIII exhibited reduced capacity. There are 72 battery cells on EchoStar VIII and all loads can be maintained for the full design life of the satellite with up to two battery cells fully failed. An investigation of the battery cell anomaly, which has not impacted commercial operation of the satellite, is underway. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Satellite Insurance

As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV has experienced anomalies affecting its thermal systems and propulsion system. EchoStar IV is currently located at the 157 degree orbital location. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. As of December 31, 2003, EchoStar IV is fully depreciated.

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

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has now conducted approximately thirty-five days of hearings. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration.

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

The $106.0 million insurance claim receivable has historically been classified as a current asset. While there can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations, we continue to believe the insurance claim amount is fully recoverable and expect to receive a favorable decision prior to December 31, 2004. However, due to the delays which have repeatedly occurred in the arbitration, as well as uncertainty whether any decision might be appealed, we are not confident that we will receive the cash proceeds related to this claim prior to December 31, 2004. Consequently, during 2003, we reclassified the insurance claim receivable from current to long-term. The classification of this receivable will continue to be evaluated each quarter until such time as payment is received. All prior year amounts have been reclassified to conform to current year presentation.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As a result of transponder, thermal and propulsion system anomalies only 6 transponders are currently available on EchoStar IV. We cannot predict with certainty how much longer we will be able to transmit programming from EchoStar IV.

The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites EDBS owns or leases. As of December 31, 2003, nine of our in-orbit satellites were in service and owned by a direct subsidiary of EDBS. As of December 31, 2003, insurance coverage was therefore required for at least five of EDBS’ nine satellites. We currently do not carry launch and/or in-orbit insurance for any of our nine in-orbit satellites. To satisfy insurance covenants related to EDBS’ senior notes, we have reclassified an amount equal to the depreciated cost of five of our satellites from “Cash and cash equivalents” to “Cash reserved for satellite insurance” on our balance sheet. As of December 31, 2003, “Cash reserved for satellite insurance” totaled approximately $176.8 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts or until the covenants requiring the insurance are no longer applicable. Reserve requirements for satellite insurance decreased approximately $57.2 million as of the February 2004 due to the redemption of the 9 3/8% Senior Notes (See Note 15 – Subsequent Events).

5. Long-Term Debt

9 1/4% Senior Notes due 2006 and 9 3/8% Senior Notes due 2009

Effective February 1, 2003, EDBS redeemed all of its outstanding 9 1/4% Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375.0 million principal amount of the notes was redeemed at 104.625%, for a total of approximately $392.3 million. As a result of the redemption, the indentures related to the 9 1/4% Senior Notes were satisfied and cease to exist. The premium paid of approximately $17.3 million and unamortized debt issuance costs of approximately $3.3 million were recorded as charges to earnings and are included in interest expense in the consolidated statements of operations and comprehensive income (loss).

During the fourth quarter of 2003, EDBS repurchased in open market transactions approximately $201.6 million of the original $1.625 billion principal amount of its 9 3/8% Senior Notes due 2009. The difference between the market price paid and the principal amount of approximately $12.7 million and unamortized debt issuance costs related to the repurchased notes of approximately $1.6 million were recorded as charges to earnings and are included in interest expense in the consolidated statements of operations and comprehensive income (loss). Effective February 2, 2004, the remaining balance of the 9 3/8% Senior Notes of approximately $1.423 billion was redeemed in accordance with the terms of the indenture governing the notes (see Note 15 – Subsequent Events). As a portion of the 9 3/8% Senior Notes remained outstanding as of December 31, 2003, we continued to be subject to the terms of the related indentures until the 9 3/8% Senior Notes were redeemed, in full, on February 2, 2004.

Interest on the 9 3/8 % Senior Notes accrued at an annual rate of 9 3/8% and was payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

With the exception of certain de minimis domestic and foreign subsidiaries, the 9 3/8% Senior Notes were fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS. The 9 3/8% Senior Notes were general senior unsecured obligations which:

•	ranked pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

•	ranked senior to all existing and future junior obligations; and

•	were effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 3/8% Senior Notes were not redeemable at EDBS’ option prior to February 1, 2004. The 9 3/8% Senior Notes were subject

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

The indentures related to the 9 3/8% Senior Notes contained restrictive covenants that, among other things, imposed limitations on the ability of EDBS to:

•	incur additional indebtedness;

•	apply the proceeds of certain asset sales;

•	create, incur or assume liens;

•	create dividend and other payment restrictions with respect to EDBS’ subsidiaries;

•	merge, consolidate or sell assets; and

•	enter into transactions with affiliates.

In the event of a change of control, as defined in the 9 3/8% Senior Notes indenture, EDBS was required to make an offer to repurchase all of the 9 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

10 3/8% Senior Notes due 2007

The 10 3/8% Senior Notes mature October 1, 2007. Interest accrues at an annual rate of 10 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year.

These notes were sold on September 25, 2000 by EchoStar Broadband Corporation (“EBC”), a previously wholly-owned subsidiary which was dissolved in 2003. Under the terms of the 10 3/8% Senior Notes Indenture, EBC agreed to cause its subsidiary, EDBS to make an offer to exchange (the “EDBS Exchange Offer”) all of the outstanding 10 3/8% Senior Notes for a new class of notes issued by EDBS as soon as practical following the first date (as reflected in EDBS’ most recent quarterly or annual financial statements) on which EDBS was permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Senior Notes under the “Indebtedness to Cash Flow Ratio” test contained in the indentures (the “EDBS Indentures”) governing the EDBS 9 1/4% Senior Notes and 9 3/8% Senior Notes, and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EDBS Indentures.

Effective November 5, 2002, EDBS completed its offer to exchange all of the $1.0 billion principal outstanding of EBC’s 10 3/8% Senior Notes for substantially identical notes of EDBS. Tenders were received from holders of over 99% of the EBC Notes. Per the terms of the indenture related to the EBC Notes, if at least 90% in aggregate principal amount of the outstanding EBC Notes have accepted the exchange offer, then all of the then outstanding EBC Notes shall be deemed to have been exchanged for the EDBS Notes.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 10 3/8% Senior Notes are not redeemable at our option prior to October 1, 2004. Thereafter, the 10 3/8% Senior Notes will be subject to redemption, at our option, in whole or in part, at redemption prices decreasing from 105.188% during the year commencing October 1, 2004 to 100% on or after October 1, 2006, together with accrued and unpaid interest thereon to the redemption date.

The indenture related to the 10 3/8% Senior Notes (the “10 3/8% Senior Notes Indenture”) contains certain restrictive covenants that generally do not impose material limitations on us. Subject to certain limitations, the 10 3/8% Senior Notes Indenture permits EDBS to incur additional indebtedness, including secured and unsecured indebtedness that ranks on parity with the 10 3/8% Senior Notes. Any secured indebtedness will, as to the collateral securing such indebtedness, be effectively senior to the 10 3/8% Senior Notes to the extent of such collateral.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The 10 3/8% Senior Notes are:

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

In the event of a change of control, as defined in the 10 3/8% Senior Notes Indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s 10 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

4 7/8% Convertible Subordinated Notes due 2007

Effective October 20, 2003, we retired the $1.0 billion outstanding principal amount of these 4 7/8% Convertible Subordinated Notes due 2007. In accordance with the terms of the indenture governing the notes, the $1.0 billion outstanding principal amount of the notes was redeemed at 102.786% of such amount, for a total redemption payment of approximately $1.028 billion. As a result of the redemption, the indentures related to the 4 7/8% Convertible Subordinated Notes have been satisfied and ceased to exist as of the redemption date. The premium paid of approximately $27.9 million and unamortized debt issuance costs of approximately $9.1 million were recorded as charges to earnings and are included in interest expense in the consolidated statements of operations and comprehensive income (loss).

5 3/4% Convertible Subordinated Notes due 2008

The 5 3/4% Convertible Subordinated Notes mature May 15, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing November 15, 2001.

The 5 3/4% Convertible Subordinated Notes are general unsecured obligations and junior in right of payment to:

•	all existing and future senior obligations;

•	all of our secured debts to the extent of the value of the assets securing those debts; and

•	all existing and future debts and other liabilities or our subsidiaries.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 5 3/4% Convertible Subordinated Notes are not redeemable at our option prior to May 15, 2004. Thereafter, the 5 3/4% Convertible Subordinated Notes will be subject to redemption, at our option, in whole or in part, at redemption prices decreasing from 103.286% during the year commencing May 15, 2004 to 100% on May 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

The 5 3/4% Convertible Notes, unless previously redeemed, are convertible at the option of the holder any time after 90 days following the date of their original issuance and prior to maturity into shares of our class A common stock at a conversion price of $43.29 per share.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The indenture related to the 5 3/4% Convertible Subordinated Notes (the “5 3/4% Convertible Subordinated Notes Indenture”) contains certain restrictive covenants that do not impose material limitations on us.

In the event of a change of control, as defined in the 5 3/4% Convertible Subordinated Notes Indenture, we will be required to make an offer to repurchase all or any part of the holder’s 5 3/4% Convertible Subordinated Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

9 1/8% Senior Notes due 2009

The EDBS $700.0 million principal amount of the 9 1/8% Senior Notes mature January 15, 2009. Interest accrues at an annual rate of 9 1/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing July 15, 2002.

Effective September 3, 2003, EDBS redeemed $245.0 million principal amount of its 9 1/8% Senior Notes due 2009, fully exercising its optional partial redemption right. The outstanding principal amount of the notes after the redemption is $455.0 million. In accordance with the terms of the indenture governing the notes, the full $245.0 million principal amount of the notes eligible for redemption was redeemed at 109.125% of such amount, for a total redemption payment of approximately $267.4 million. The premium paid of approximately $22.4 million and unamortized debt issuance costs of approximately $2.9 million were recorded as charges to earnings and are included in interest expense in our consolidated statements of operations and comprehensive income (loss). Interest on the notes was paid through the September 3, 2003 redemption date. As a portion of the 9 1/8% Senior Notes remains outstanding as of December 31, 2003, we continue to be subject to the terms of the related indentures until such time as the 9 1/8% Senior Notes are fully redeemed.

The 9 1/8% Senior Notes are guaranteed by substantially all subsidiaries of EDBS on a senior basis. The 9 1/8% Senior Notes are general unsecured senior obligations which:

•	rank senior with all of EDBS’ future subordinated debt; and

•	rank junior to any of EDBS’ secured debt to the extent of the value of the assets securing such debt.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/8% Senior Notes are not redeemable at EDBS’ option prior to January 15, 2006. Thereafter, the 9 1/8% Senior Notes will be subject to redemption, at EDBS’ option, in whole or in part, at redemption prices decreasing from 104.563% during the year commencing January 15, 2006 to 100% on or after January 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

The indenture related to the 9 1/8% Senior Notes (the “9 1/8% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

In the event of a change of control, as defined in the 9 1/8% Senior Notes Indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s 9 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

3% Convertible Subordinated Note due 2010

On July 21, 2003, we sold $500.0 million principal amount of the 3% Convertible Subordinated Notes which mature July 21, 2010 to SBC Communications, Inc. (“SBC”) in a privately negotiated transaction. Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year, commencing December 31, 2003.

The 3% Convertible Subordinated Notes are convertible into approximately 6.87 million shares of our class A common stock at the option of SBC at $72.82 per share, subject to adjustment in certain circumstances.

The 3% Convertible Subordinated Notes are:

•	general unsecured obligations;

•	ranked junior in right of payment with all of our existing and future senior debt;

•	ranked equal in right of payment to our existing convertible subordinated debt; and

•	ranked equal in right of payment to all other existing and future indebtedness whenever the instrument expressly provides that such indebtedness ranks equal with the 3% Convertible Subordinated Notes.

The indenture related to the 3% Convertible Subordinated Notes contains certain restrictive covenants that do not impose material limitations on us.

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of the holder’s 3% Convertible Subordinated Notes at a purchase price equal to 100% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase. Commencing July 21, 2008, we may redeem, and SBC may require us to purchase, all or a portion of the note without premium.

Floating Rate Senior Notes due 2008

On October 2, 2003, EDBS sold $500.0 million principal amount of Floating Rate Senior Notes which mature October 1, 2008 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Interest accrues at a floating rate based on LIBOR and is payable quarterly in cash in arrears on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 2004. The interest rate at December 31, 2003 was 4.41%. The proceeds, along with proceeds from the 5 3/4% and 6 3/8% Senior Notes, will be used primarily to repurchase or redeem all or a portion of EDBS’ outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities and for general corporate purposes.

EDBS has agreed to offer to exchange the Floating Rate Senior Notes for new issues of identical debt securities registered under the Securities Act of 1933.

The Floating Rate Senior Notes will be redeemable, in whole or in part, at any time after October 1, 2005 at redemption prices decreasing from 102% during the year commencing October 1, 2005 to 100% on or after October 1, 2007. Prior to October 1, 2006, we may also redeem up to 35% of each of the Floating Rate Senior Notes at premiums specified in the indenture with the net cash proceeds from certain equity offerings or capital contributions.

The Floating Rate Senior Notes are:

•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The indenture related to our Floating Rate Senior Notes (the “Floating Rate Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

In the event of a change of control, as defined in the related indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s Floating Rate Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 3/4% Senior Notes due 2008

On October 2, 2003, EDBS sold $1.0 billion principal amount of the 5 3/4% Senior Notes which mature October 1, 2008 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 6 3/8% Senior Notes, will be used primarily to repurchase or redeem all or a portion of EDBS’ outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities and for general corporate purposes.

EDBS has agreed to offer to exchange the 5 3/4% Senior Notes for new issues of identical debt securities registered under the Securities Act of 1933.

The 5 3/4% Senior Notes will be redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to October 1, 2006, we may also redeem up to 35% of each of the 5 3/4% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 5 3/4% Senior Notes are:

•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 5 3/4% Senior Notes (the “5 3/4% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In the event of a change of control, as defined in the related indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s 5 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

6 3/8% Senior Notes due 2011

On October 2, 2003, EDBS sold $1.0 billion principal amount of the 6 3/8% Senior Notes which mature October 1, 2011 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Interest accrues at an annual rate of 6 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 5 3/4% Senior Notes, will be used primarily to repurchase or redeem all or a portion of EDBS’ outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities and for general corporate purposes.

EDBS has agreed to offer to exchange the 6 3/8% Senior Notes for new issues of identical debt securities registered under the Securities Act of 1933.

The 6 3/8% Senior Notes will be redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, together with accrued and unpaid interest. Prior to October 1, 2006, we may also redeem up to 35% of each of the 6 3/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 6 3/8% Senior Notes are:

•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 6 3/8% Senior Notes (the “6 3/8% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

In the event of a change of control, as defined in the related indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s 6 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Mortgages and Other Notes Payable

Mortgages and other notes payable consists of the following:

	As of December 31,
	2003	2002
	(In thousands)
8.25% note payable for EchoStar IV satellite vendor financing due upon resolution of satellite insurance claim (Note 4), payable over 5 years from launch	$11,327	$11,327
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	14,302	15,000
8% note payable for EchoStar VIII satellite vendor financing, payable over 14 years from launch	14,381	15,000
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	10,000	—
Mortgages and other unsecured notes payable due in installments through August 2020 with interest rates ranging from 2% to 10%	9,312	5,726

Total	$59,322	$47,053
Less current portion	(14,995)	(13,432)

Mortgages and other notes payable, net of current portion	$44,327	$33,621

Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long-term debt	$1,423,351	$—	$—	$1,000,000	$2,500,000	$1,955,000	$6,878,351
Mortgages and Other Notes Payable	14,995	3,809	3,777	3,212	3,115	30,414	59,322

Total	$1,438,346	$3,809	$3,777	$1,003,212	$2,503,115	$1,985,414	$6,937,673

6. Income Taxes

As of December 31, 2003, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $3.270 billion and credit carryforwards of approximately $7.1 million. The NOL’s begin to expire in the year 2011 and capital loss and credit carryforwards will begin to expire in the year 2006.

During 2003, we decreased our valuation allowance by approximately $83.0 million as a result of a decrease in net deferred tax assets. During 2002, we increased our valuation allowance by approximately $277.9 million to fully offset all net deferred tax assets. Included in this increase is $210.8 million relating to deferred tax assets generated during 2002 and $67.1 million relating to the balance of the net deferred tax asset that was not offset by a valuation allowance at December 31, 2001.

The federal NOL includes amounts related to tax deductions totaling approximately $229.2 million for exercised stock options. The tax benefit of these deductions has been allocated directly to contributed capital and has been offset by a valuation allowance.

During 2003 and 2002, stock option compensation expenses related to the 1999 Incentive Plan, for which an estimated deferred tax benefit was previously recorded, exceeded the actual tax deductions allowed. Tax charges associated with the reversal of the prior tax benefit have been allocated to additional paid-in capital in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”. During 2003 and 2002, charges of $6.4 and $7.0 million, respectively, were made to additional paid-in capital.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
		2002
		As Restated
	2003	(Note 3)	2001
		(In thousands)
Current (provision) benefit:
Federal	$(141)	$—	$(1,400)
State	(13,608)	(5,279)	(861)
Foreign	(739)	(2,075)	(593)

	(14,488)	(7,354)	(2,854)
Deferred (provision) benefit:
Federal	(71,318)	224,452	44,910
State	(11,579)	(12,333)	4,736
Decrease (increase) in valuation allowance	83,009	(277,863)	(48,246)

	112	(65,744)	1,400

Total provision	$(14,376)	$(73,098)	$(1,454)

The actual tax provisions for 2003, 2002 and 2001 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
		2002
		As Restated
	2003	(Note 3)	2001
	% of pre-tax income/loss
Statutory rate	(35.0)	35.0	35.0
State income taxes, net of Federal benefit	(6.8)	(1.5)	1.4
Contingent value rights	—	(0.9)	—
Foreign taxes and foreign income not U S taxable	—	(0.2)	—
Stock option compensation	(1.2)	0.7	1.5
Deferred tax asset adjustment for filed returns	3.7	(2.1)	—
Cumulative change in effective state tax rate	—	(4.1)	(11.9)
Intangible amortization and other	(1.5)	(0.6)	(4.2)
Decrease (increase) in valuation allowance	34.8	(35.7)	(22.5)

Total provision for income taxes	(6.0)	(9.4)	(0.7)

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows:

	As of December 31,
		2002
		As Restated
	2003	(Note 3)
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$1,188,537	$1,087,555
Unrealized losses on investments	111,221	97,740
Accrued expenses	32,639	58,967
Stock compensation	16,967	33,331
Loss on equity method investments	1,076	26,305
Other	45,567	38,333

Total deferred tax assets	1,396,007	1,342,231
Valuation allowance	(1,111,841)	(1,140,616)

Deferred tax asset after valuation allowance	284,166	201,615

Deferred tax liabilities:
Depreciation and amortization	(288,539)	(206,107)
State taxes net of federal effect	(8,503)	(1,074)
Other	—	(14)

Total deferred tax liabilities	(297,042)	(207,195)

Net deferred tax asset (liability)	$(12,876)	$(5,580)

Current Portion of net deferred tax asset (liability)	$37,783	$18,676
Non current portion of net deferred tax asset (liability)	(50,659)	(24,256)

Total net deferred tax asset (liability)	$(12,876)	$(5,580)

7. Stockholders’ Equity (Deficit)

Common Stock

The class A, class B and class C common stock are equivalent in all respects except voting rights. Holders of Class A and class C common stock are entitled to one vote per share and holders of class B common stock are entitled to 10 votes per share. Each share of class B and class C common stock is convertible, at the option of the holder, into one share of class A common stock. Upon a change in control of ECC, each holder of outstanding shares of class C common stock is entitled to 10 votes for each share of class C common stock held. Our principal stockholder owns all outstanding class B common stock and all other stockholders own class A common stock. There are no shares of class C common stock outstanding.

Common Stock Repurchase

During the fourth quarter of 2003, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our class A common stock. We may make repurchases of our class A common stock through open market purchases or privately negotiated transactions subject to market conditions and other factors. Our repurchase programs do not require us to acquire any specific number or amount of securities and any of those programs may be terminated at any time. We may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of our securities. As of December 31, 2003, treasury shares have been repurchased at a cost of approximately $190.4 million.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

8. Stock Compensation Plans

Stock Incentive Plan

We have adopted stock incentive plans to provide incentive to attract and retain officers, directors and key employees. We currently have 80.0 million shares of our class A common stock reserved for granting awards under our 1995 Stock Incentive Plan and an additional 80.0 million shares of our class A common stock for granting awards under our 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2003 have included exercise prices not less than the fair market value of our class A common stock at the date of grant, and vest, as determined by our Board of Directors, generally at the rate of 20% per year.

During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. We met certain of these goals during 1999. Accordingly, in 1999, we recorded approximately $178.8 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares. The related deferred compensation, net of forfeitures, is being recognized over the five-year vesting period. During the year ended December 31, 2003, 2002 and 2001, we recognized expense of $3.5 million, $11.3 million and $20.2 million, respectively, under the 1999 incentive plan. The remaining deferred compensation of $1.2 million, which will be reduced by future forfeitures, if any, will be recognized in 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying consolidated statements of operations and comprehensive income (loss). The following table represents the other expense categories in our consolidated statements of operations and comprehensive income (loss) that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Years Ended December 31,
	2003	2002	2001
	(In thousands)
Subscriber-related	$34	$729	$1,767
Satellite and transmission	359	(7)	1,115
General and administrative	3,151	10,557	17,291

Total non-cash, stock-based compensation	$3,544	$11,279	$20,173

Options to purchase an additional 8.0 million shares are outstanding as of December 31, 2003 and were granted with exercise prices equal to the fair market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $9.05. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the years ended December 31, 2003, 2002 and 2001 related to these long-term options. We will record the related compensation at the achievement of the performance goals, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our consolidated statements of operations and comprehensive income (loss).

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of our stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	20,874,925	$13.97	22,793,593	$13.18	25,157,893	$10.81
Granted	1,354,500	29.93	532,088	20.76	873,500	37.30
Exercised	(3,010,713)	5.75	(1,392,218)	5.30	(1,579,324)	5.17
Forfeited	(1,482,894)	15.67	(1,058,538)	12.20	(1,658,476)	10.86

Options outstanding, end of year	17,735,818	16.59	20,874,925	13.97	22,793,593	13.18

Exercisable at end of year	5,525,437	19.45	6,325,708	13.62	4,701,357	10.77

Exercise prices for options outstanding as of December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	As of	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
	2003 *	Life	Price	2003	Price
$1.167 - $ 2.750	1,413,817	2.80	$2.20	1,413,817	$2.20
3.000 - 3.434	48,568	4.11	3.02	48,568	3.02
5.486 - 6.600	9,052,505	5.02	6.00	1,418,905	6.00
10.203 - 19.180	2,193,228	5.33	14.06	744,747	12.38
22.703 - 28.880	1,624,800	8.31	27.69	148,600	23.94
32.420 - 39.500	1,917,900	5.61	35.46	927,000	35.15
48.750 - 52.750	318,000	5.84	49.53	190,800	49.13
60.125 - 79.000	1,167,000	6.30	66.06	633,000	64.69

$1.1667 - $ 79.000	17,735,818	5.34	16.59	5,525,437	19.45

*	These amounts include approximately 8.0 million shares outstanding pursuant to the Long-Term Incentive Plan.

9. Employee Benefit Plans

Employee Stock Purchase Plan

During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. Under the ESPP, we are authorized to issue a total of 800,000 shares of class A common stock. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the class A common stock on the last business day of each calendar quarter in which such shares of class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2003, 2002 and 2001 employees purchased approximately 66,000, 108,000 and 80,000 shares of class A common stock through the ESPP, respectively.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution by us of $1,000 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled approximately $632 thousand, $993 thousand and $429 thousand during the years ended December 31, 2003, 2002 and 2001, respectively. We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Discretionary contributions, net of forfeitures, were approximately $15.4 million, $16.9 million and $225 thousand relating to the 401(k) Plan years ended December 31, 2003, 2002 and 2001, respectively.

10. Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
				(in thousands)
Satellite-related obligations	$193,698	$138,857	$155,824	$199,679	$199,561	$1,578,807	$2,466,426
Purchase obligations	641,384	44	44	20	—	—	641,492
Operating leases	17,858	14,506	10,190	6,911	2,962	3,652	56,079

Total	$852,940	$153,407	$166,058	$206,610	$202,523	$1,582,459	$3,163,997

Satellite-Related Obligations

During July 2003, we entered into a contract for the construction of EchoStar X, a Lockheed Martin A2100 class DBS satellite. Construction is expected to be completed during 2005. EchoStar X will enable better bandwidth utilization, provide back-up protection for our existing local channel offerings, allow us to offer local channels by satellite in additional markets; and could allow DISH Network to offer other value-added services.

During March 2003 we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, which may be located at the 105 degree orbital location or certain other orbital locations. We also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing at least until the new satellite is launched. In connection with this agreement, we prepaid $50.0 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement for the new satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch. During August 2003, we exercised our option under the SES Americom agreement to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. We anticipate that this satellite will be launched during the fourth quarter of 2005.

During February 2004, we entered into two additional satellite service agreements for capacity on FSS satellites. Pending the successful launch and entry into service of the previously described new FSS satellite, the satellite under the first of these agreements is scheduled for launch during the first half of 2005. This agreement is a ten-year satellite service agreement that is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments for this satellite for the ten-year period following its launch. The satellite under the second of these agreements is planned for launch during the second half of 2006 and is contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. It is our intent to use the capacity on this satellite to offer additional value-added services. Future commitments related to this contingent satellite are included in the table above.

As a result of our recent agreements with fixed satellite service providers and for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase when we commence payments for the launch of EchoStar X, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During March 2003 we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, which may be located at the 105 degree orbital location or certain other orbital locations. We also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing at least until the new satellite is launched. In connection with this agreement, we prepaid $50.0 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement for the new satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch. During August 2003, we exercised our option under the SES Americom agreement to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. We anticipate that this satellite will be launched during the fourth quarter of 2005.

During February 2004, we entered into two additional satellite service agreements for capacity on FSS satellites. Pending the successful launch and entry into service of the previously described new FSS satellite, the satellite under the first of these agreements is scheduled for launch during the first half of 2005. This agreement is a ten-year satellite service agreement that is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments for this satellite for the ten-year period following its launch. The satellite under the second of these agreements is planned for launch during the second half of 2006 and is contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. It is our intent to use the capacity on this satellite to offer additional value-added services. Future commitments related to this contingent satellite are included in the table above.

As a result of our recent agreements with fixed satellite service providers and for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase when we commence payments for the launch of EchoStar X, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Purchase Obligations

Our 2004 purchase obligations primarily consist of binding purchase orders for EchoStar satellite receiver systems and related equipment.

Programming Contracts

In the normal course of business, we have entered into numerous contracts to purchase programming content and will continue to do so. These commitments are not included in the table above. The terms of our contracts typically range from one to ten years and our payment obligations are fully contingent on the number of subscribers to which we provide the respective content. Consequently, our programming expenses will to continue to increase to the extent we are successful growing our subscriber base. Programming expenses are included in “Subscriber-related expenses” in the accompanying consolidated statements of operations and comprehensive income (loss).

Rent Expense

Total rent expense for operating leases approximated $32.2 million, $17.9 million and $14.8 million in 2003, 2002 and 2001, respectively.

Patents and Intellectual Property

Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Contingencies

WIC Premium Television Ltd.

During July 1998, WIC Premium Television Ltd. (“WIC”), an Alberta corporation, filed a lawsuit against us in the Federal Court of Canada Trial Division. General Instrument Corporation, HBO, Warner Communications, Inc., Showtime and United States Satellite Broadcasting Company, Inc. were also named as defendants.

During September 1998, WIC filed another lawsuit against us in the Court of Queen’s Bench of Alberta Judicial District of Edmonton. WIC is authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleged that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. During December 2003, the matter was dismissed with no impact on our business.

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs –Fox and the associations affiliated with each of the four networks.

A trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the networks did not claim monetary damages and none were awarded, they are seeking approximately $10.0 million of attorney fees.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

We believe the District Court made a number of errors and appealed the District Court’s decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

Gemstar

During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against us and certain of our subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the ‘121 Patent”) which relates to certain electronic program guide functions.

In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. In addition, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068. These patents relate to on-screen programming of VCRs.

In February 2001, Gemstar filed patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the ‘121 Patent which was also asserted in the North Carolina case previously discussed. On March 1, 2004, we entered into a number of agreements with Gemstar including a settlement agreement which provides for the resolution of the aforementioned disputes between us and Gemstar. The effectiveness of the settlement is subject to certain conditions, including the closing of the SNG sale (see Note 15 – Subsequent Events).

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Gemstar was added as a party to this case and asserted these patents against us. We examined these patents and believe that they are not infringed by any of our products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit. On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, LLC

In November of 2001, Broadcast Innovation, LLC filed a lawsuit against EchoStar, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving EchoStar as the only defendant. On January 23, 2004, the judge issued an order finding the ‘066 patent invalid as being indefinite in violation of 35 U.S.C. Sec. 112. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the aforementioned patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. We have not yet filed our answer. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Actions

A purported class action was filed against us in the California State Superior Court for Alameda County during 2001 by Andrew A. Werby. The complaint related to late fees, among other things. The matter was settled with no material impact on our business.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorney’s fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorney’s fees. On December 5, 2003, the Court of Appeal affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact as to whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. On March 24, 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeal. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability against us.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the district court’s denial of our motion for sanctions and instructed the district court to decide the issue again and to issue a written opinion, which it had failed to do the first time. It is not possible to make a firm assessment of the probable outcome on that issue or to determine the extent of any recovery of sanctions.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. On July 28, 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs have since filed a notice of appeal. Oral argument on the appeal was held on January 6, 2004. EchoStar is waiting for the decision on appeal to the Delaware Supreme Court. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of our Board of Directors in the United States District Court of Clark County, Nevada and naming us as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit, and EchoStar was dismissed during August 2003. The plaintiff did not file an appeal.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Enron Commercial Paper Investment Complaint

On November 6, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

11. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition we currently operate as two business units. The All Other column consists of revenue from other satellite services and expenses from other operating segments for which the disclosure requirements of FAS 131 do not apply.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		EchoStar
	DISH	Technologies	All		Consolidated
	Network	Corporation	Other	Eliminations	Total
			(In thousands)
Year Ended December 31, 2001
Total revenue	$3,695,088	$177,218	$133,426	$(4,594)	$4,001,138
Depreciation and amortization	243,926	6,566	28,160	—	278,652
Total costs and expenses	3,524,024	160,626	108,780	(4,594)	3,788,836
Interest income	96,994	—	949	(272)	97,671
Interest expense, net of amounts capitalized	(370,331)	(211)	(1,095)	272	(371,365)
Income tax benefit (provision), net	(51)	—	(1,403)	—	(1,454)
Net income (loss)	(254,641)	16,732	22,411	—	(215,498)
Year Ended December 31, 2002 - As Restated (Note 3)
Total revenue	$4,544,550	$169,674	$113,445	$(6,844)	$4,820,825
Depreciation and amortization	328,495	7,114	37,349	—	372,958
Total costs and expenses	4,158,324	136,387	81,440	(6,844)	4,369,307
Interest income	111,511	—	1,416	—	112,927
Interest expense, net of amounts capitalized	(482,409)	(188)	(306)	—	(482,903)
Income tax benefit (provision), net	(75,253)	4,233	(2,078)	—	(73,098)
Net income (loss)	(916,501)	37,440	27,027	—	(852,034)
Year Ended December 31, 2003
Total revenue	$5,518,183	$131,684	$97,983	$(8,554)	$5,739,296
Depreciation and amortization	347,331	6,717	44,158	—	398,206
Total costs and expenses	4,852,543	115,012	72,747	(8,554)	5,031,748
Interest income	64,750	—	308	—	65,058
Interest expense, net of amounts capitalized	(551,768)	(161)	(561)	—	(552,490)
Income tax benefit (provision), net	(12,604)	(1,085)	(687)	—	(14,376)
Net income (loss)	182,809	15,445	26,252	—	224,506

Geographic Information and Transaction with Major Customers

	United
	States	Europe	Total
		(In thousands)
Long-lived assets, including FCC authorizations
2002	$2,665,130	$5,795	$2,670,925

2003	$2,561,119	$11,749	$2,572,868

Revenue
2001	$3,903,607	$97,531	$4,001,138

2002	$4,750,782	$70,043	$4,820,825

2003	$5,675,078	$64,218	$5,739,296

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and International customers. Europe revenue includes transactions with customers in Europe, Africa and the Middle East. Revenues from these customers are included within the All Other operating segment.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During the years ended December 31, 2003 and 2002, United States revenue included export sales to one international customer which totaled $127.6 million and $169.1 million, respectively. During the year ended December 31, 2001, United States revenue included export sales to two international customers which totaled $175.5 million. These international sales accounted for approximately 2.2%, 3.5% and 4.4% of our total revenue during each of the years ended December 31, 2003, 2002 and 2001, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.

12. Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2001, 2002 and 2003 are as follows:

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
		(In thousands)
Year ended December 31, 2001:
Assets:
Allowance for doubtful accounts	$31,241	$59,725	$(68,196)	$22,770
Loan loss reserve	1,559	67	(35)	1,591
Reserve for inventory	9,906	12,204	(8,863)	13,247
Year ended December 31, 2002:
Assets:
Allowance for doubtful accounts	$22,770	$53,967	$(57,573)	$19,164
Loan loss reserve	1,591	109	(1,700)	—
Reserve for inventory	13,247	7,420	(10,700)	9,967
Year ended December 31, 2003:
Assets:
Allowance for doubtful accounts	$19,164	$61,351	$(65,294)	$15,221
Reserve for inventory	9,967	1,703	$(4,900)	6,770

13. Quarterly Financial Data (Unaudited)

As previously discussed in Note 3, we restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. The amounts originally accrued during 2000, 2001 and through March 2002 have been reversed in the first quarter of 2002. The amounts originally accrued from April 1, 2002 through June 30, 2002 have been reversed in the second quarter of 2002.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
		(In thousands, except per share data)
		(Unaudited)
Year ended December 31, 2002 - As Restated:
Total revenue	$1,104,468	$1,168,684	$1,222,849	$1,324,824

Operating income, as previously reported	$95,279	$146,428	$95,869	$83,772
Accruals reversed	25,062	5,108	—	—

Operating income, as restated	120,341	151,536	95,869	83,772

Net income (loss), as previously reported	(35,147)	37,001	(167,949)	(715,555)
Accruals reversed, net of tax	24,602	5,014	—	—

Net income (loss), as restated	(10,545)	42,015	(167,949)	(715,555)

Basic income (loss) per share, as previously reported	$(0.20)	$0.08	$(0.35)	$(0.45)
Accruals reversed, net of tax	0.05	0.01	—	—

Basic income (loss) per share, as restated	$(0.15)	$0.09	$(0.35)	$(0.45)

Diluted income (loss) per share, as previously reported	$(0.20)	$0.07	$(0.35)	$(0.45)
Accruals reversed, net of tax	0.05	0.01	—	—

Diluted income (loss) per share, as restated	$(0.15)	$0.08	$(0.35)	$(0.45)

Year ended December 31, 2003:
Total revenue	$1,359,048	$1,414,567	$1,452,295	$1,513,386
Operating income	178,748	222,993	160,485	145,322
Net income	57,917	128,793	35,116	2,680
Basic income per share	$0.12	$0.27	$0.07	$0.01
Diluted income per share	$0.12	$0.26	$0.07	$0.01

14. Related Party Transactions

We own 50% of NagraStar LLC (“NagraStar”), a joint venture that provides us with smart cards. Nagra USA owns the other 50% of NagraStar. NagraStar purchases these smart cards from NagraCard SA, a Swiss company which is an affiliate of Nagra USA. Because we are not required to consolidate NagraStar, but we do exercise significant influence, we accounted for our investment in NagraStar under the equity method of accounting for all periods presented. During the years ended December 31, 2003, 2002 and 2001, we purchased from NagraStar approximately $68.4 million, $56.2 million and $67.4 million, respectively, for smart cards. As of December 31, 2003 and 2002, amounts payable to NagraStar totaled $7.7 million and $5.1 million, respectively.

15. Subsequent Events

9 3/8% Senior Note Redemption

Effective February 2, 2004, EDBS redeemed the remainder of its outstanding 9 3/8% Senior Notes due 2009. In accordance with the terms of the indenture governing the notes, the remaining $1.423 billion principal amount of the notes was repurchased at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, were recorded as charges to earnings in February 2004. As a result of this redemption, EDBS has been discharged and released from their obligations under the related indenture. Subsequent to the redemption, to satisfy insurance covenants under the next most restrictive indentures related to EDBS’ remaining senior notes, we are required to reclassify an amount equal to the depreciated cost of the lesser of three or half of our satellites. As an indirect result of this redemption, during

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

February 2004, we were able to reclassify approximately $57.2 million representing the depreciated cost of two of our satellites from cash reserved for satellite insurance to cash and cash equivalents.

Gemstar-TV Guide International transaction

On March 2, 2004, we announced a long-term patent license and distribution agreement with Gemstar-TV Guide International, Inc. This transaction includes a one-time cash payment by us of $190.0 million for use of Gemstar intellectual property and technology, use of the TV Guide brand on our interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network. We also signed an agreement to resolve all outstanding litigation between us and Gemstar.

Also on March 2, 2004, we announced an agreement to acquire Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets for approximately $48.0 million in cash. Our purchase of these businesses is subject to certain regulatory approvals and customary conditions. The effectiveness of the patent license, distribution agreements and settlement agreement are subject to certain conditions, including the closing of the SNG sale.

EXHIBIT INDEX

Exhibit No.	Description
3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

4.3*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.4*	Registration Rights Agreement, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001, by and between EchoStar and UBS Warburg LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.5*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.6*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.7*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

Exhibit No.	Description
4.9*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.10*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.11*	3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.12†	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

4.13†	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

4.14†	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

4.15†	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

4.16†	First Supplemental Indenture, relating to the 10 3/8% Senior Notes Due 2007, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee.

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.3*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.4*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276) **

10.5*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to EchoStar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.6*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-05575).**

10.7*	2001 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-66490).**

10.8*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

Exhibit No.	Description
10.9*	Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

10.10*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.11*	Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.12*	Agreement dated as of February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No. 0-26176).

10.13*	Contract for Launch Services, dated January 31, 2001, between Lockheed Martin’s International Launch Services and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2001, Commission File No. 0-26176).

10.14*	Amended and Restated Contract dated February 1, 2001, between EchoStar Orbital Corporation and Space Systems/Loral, Inc., EchoStar VIII Satellite Program (110 degree West Longitude) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

10.15*	Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc., EchoStar IX Satellite Program (121 degree West Longitude) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No. 0-26176).

10.16*	Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001 (incorporated by reference to Exhibit 10.35 on the Annual Report as amended on Form 10-K/A of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).***

10.17*	Modification No. 10 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated December 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.36 on the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

10.18*	Modification No. 11 to the Satellite Contract (EchoStar VII – 119 degree West Longitude) dated February 7, 2002, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)

10.19*	Contract Amendment No. 1 to the Launch Services contract, dated January 10, 2002, between Lockheed Martin’s International Launch Services and EchoStar Orbital Corporation. (incorporated by reference to Exhibit 10.4 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)***

10.20*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176) ***

Exhibit No.	Description
10.21*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.22*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.23*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.24*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

21†	Subsidiaries of EchoStar Communications Corporation.

23.1†	Consent of KPMG LLP, Independent Auditors.

24.1†	Powers of Attorney authorizing signature of Cantey Ergen, Raymond L. Friedlob, Peter A. Dea, Steven R. Goodbarn and C. Michael Schroeder.

31.1†	Section 302 Certification by Chairman and Chief Executive Officer

31.2†	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1†	Section 906 Certification by Chairman and Chief Executive Officer

32.2†	Section 906 Certification by Senior Vice President and Chief Financial Officer

†	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is filed herewith.