Form 10-K/A
period 2003-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2004-03-29
CIK 1001082

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

As of March 22, 2004, the Registrant’s outstanding Common stock consisted of 240,585,644 shares of Class A Common Stock and 238,435,208 shares of Class B Common Stock, each $0.01 par value.

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

EXPLANATORY NOTE

EchoStar Communications Corporation (“EchoStar”) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”) solely to correct the number of shares of its Class A Common Stock outstanding as of March 22, 2004 set forth on the cover of the Form 10-K. While this Form 10-K/A also sets forth the complete text of the Form 10-K, it does not change any other information contained in the Form 10-K as originally filed on March 26, 2004.

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

Proposals to allow 4.5 Degree Spacing. During April 2002, SES Americom, Inc. requested a declaratory ruling that it is in the public interest for SES Americom to offer satellite capacity for third party direct-to-home services to consumers in the United States and certain British Overseas Territories in the Caribbean. SES Americom proposes to employ a satellite licensed by the Government of Gibraltar to operate in the same uplink and downlink frequency bands as us, from an orbital position located in between two orbital locations where EchoStar and DirecTV have already positioned satellites. DirecTV, which opposes SES’s petition, has itself filed a petition for rulemaking for standards to permit such 4.5 degree spacing. On January 23, 2004, we filed comments in response to DirecTV’s petition for rulemaking. We stated in these filings that we believe 4.5 degree spacing is feasible and noted that we ourselves have filed applications for satellites located 4.5 degrees from existing DBS satellites. We acknowledged, however, that such narrow spacing presents risks of interference with current DBS operations. DirecTV has recently requested FCC authority to provide service to the United States from a Canadian orbital slot. The possibility that the FCC will allow service to the U.S. from closer-spaced DBS slots and from foreign slots may permit additional competition against us from other DBS providers.

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

Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2004

/s/ Michael R. McDonnell Michael R. McDonnell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ James DeFranco James DeFranco	Director	March 29, 2004

/s/ David K. Moskowitz David K. Moskowitz	Director	March 29, 2004

* Cantey Ergen	Director	March 29, 2004

* Raymond L. Friedlob	Director	March 29, 2004

* Peter A. Dea	Director	March 29, 2004

* Steven R. Goodbarn	Director	March 29, 2004

* C. Michael Schroeder	Director	March 29, 2004

* By:	/s/ Michael R. McDonnell

Michael R. McDonnell
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