Form 10-Q
period 2004-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2004-05-06
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-26176

EchoStar Communications Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0336997 (I.R.S. Employer Identification No.)

9601 South Meridian Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip code)

(303) 723-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [     ]

As of April 30, 2004, the Registrant’s outstanding common stock consisted of 236,194,000 shares of Class A Common Stock and 238,435,208 Shares of Class B Common Stock.

PART I — FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements		i
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets — March 31, 2004 and December 31, 2003 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	31
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	38
Signatures		39
Satellite Service Agreement
Amendment No. 1 to Satellite Service Agreement
Amendment No. 3 to Satellite Service Agreement
Whole RF Channel Service Agreement
Letter Amendment to Whole RF Channel Service Agmnt
Section 302 Certification by Chairman and CEO
Section 302 Certification by Senior VP and CFO
Section 906 Certification by Chairman and CEO
Section 906 Certification by Senior VP and CFO

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:

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

ii

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	March 31,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$1,037,221	$1,290,859
Marketable investment securities	1,732,965	2,682,115
Trade accounts receivable, net of allowance for uncollectible accounts of $7,118 and $12,185, respectively	350,107	345,673
Inventories	243,792	155,147
Other current assets	113,858	99,321

Total current assets	3,477,943	4,573,115
Restricted cash and marketable investment securities	25,253	19,974
Cash reserved for satellite insurance	113,107	176,843
Property and equipment, net	1,880,889	1,876,459
FCC authorizations	696,409	696,409
Insurance receivable	106,000	106,000
Other noncurrent assets	137,796	136,218

Total assets	$6,437,397	$7,585,018

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$373,357	$173,637
Deferred revenue and other	603,058	514,831
Accrued programming	388,852	366,497
Other accrued expenses	478,780	478,973
Current portion of long-term obligations	14,246	14,995
9 3/8% Senior Notes due 2009 (Note 7)	—	1,423,351

Total current liabilities	1,858,293	2,972,284

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	1,000,000
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009	455,000	455,000
3% Convertible Subordinated Notes due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	42,360	44,327
Long-term deferred distribution and carriage payments and other long-term liabilities	145,419	145,931

Total long-term obligations, net of current portion	5,642,779	5,645,258

Total liabilities	7,501,072	8,617,542

Commitments and Contingencies (Note 8)
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 246,527,164 and 246,285,633 shares issued, 240,027,064 and 240,370,533 shares outstanding, respectively	2,465	2,463
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C Common Stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,735,547	1,733,805
Non-cash, stock-based compensation	—	(1,180)
Accumulated other comprehensive income	109,110	80,991
Accumulated deficit	(2,703,482)	(2,660,596)
Treasury stock, at cost	(209,699)	(190,391)

Total stockholders’ deficit	(1,063,675)	(1,032,524)

Total liabilities and stockholders’ deficit	$6,437,397	$7,585,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Revenue:
Subscriber-related revenue	$1,493,510	$1,293,145
Equipment sales	76,630	55,995
Other	9,656	9,908

Total revenue	1,579,796	1,359,048

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 9)	771,634	632,826
Satellite and transmission expenses (exclusive of depreciation shown below - Note 9)	26,012	16,026
Cost of sales - equipment	53,242	39,795
Cost of sales - other	872	931
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below - Note 9)	175,327	123,998
Other subscriber promotion subsidies	211,219	150,637
Subscriber acquisition advertising	29,753	33,552

Total subscriber acquisition costs	416,299	308,187
General and administrative	87,786	82,380
Non-cash, stock-based compensation	1,180	1,989
Depreciation and amortization (Note 9)	100,605	98,166

Total costs and expenses	1,457,630	1,180,300

Operating income	122,166	178,748

Other income (expense):
Interest income	15,289	15,516
Interest expense, net of amounts capitalized	(181,460)	(130,501)
Other	165	(614)

Total other income (expense)	(166,006)	(115,599)

Income (loss) before income taxes	(43,840)	63,149
Income tax benefit (provision), net	954	(5,232)

Net income (loss)	$(42,886)	$57,917

Denominator for basic income (loss) per share - weighted-average common shares outstanding	478,919	481,098

Denominator for diluted income (loss) per share - weighted-average
common shares outstanding	478,919	486,668

Net income (loss) per common share:
Basic net income (loss)	$(0.09)	$0.12

Diluted net income (loss)	$(0.09)	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(42,886)	$57,917
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	100,605	98,166
Equity in losses (earnings) of affiliates	(262)	410
Realized and unrealized losses (gains) on investments	(1,097)	634
Non-cash, stock-based compensation recognized	1,180	1,989
Deferred tax expense	7,535	82
Amortization of debt discount and deferred financing costs	12,832	5,263
Change in long-term assets	—	(2,972)
Change in long-term deferred distribution and carriage payments	(5,231)	(3,529)
Other, net	3,894	(623)
Changes in current assets and current liabilities, net	220,346	27,672

Net cash flows from operating activities	296,916	185,009

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(690,878)	(998,664)
Sales of marketable investment securities	1,660,983	813,801
Purchases of property and equipment	(116,238)	(59,645)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance (Note 5)	63,707	8,075
FCC auction deposits (Note 6)	(20,584)	—
Other	(3,914)	—

Net cash flows from investing activities	893,076	(236,433)

Cash Flows From Financing Activities:
Redemption of 9 1/4% Senior Notes due 2006	—	(375,000)
Redemption of 9 3/8% Senior Notes due 2009 (Note 7)	(1,423,351)	—
Class A Common Stock repurchases	(19,308)	—
Repayments of mortgage indebtedness and other notes payable	(2,715)	(203)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to Employee Stock Purchase Plan	1,744	1,749

Net cash flows from financing activities	(1,443,630)	(373,454)

Net decrease in cash and cash equivalents	(253,638)	(424,878)
Cash and cash equivalents, beginning of period	1,290,859	1,483,078

Cash and cash equivalents, end of period	$1,037,221	$1,058,200

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$94,224	$151,901

Capitalized interest	$396	$2,273

Cash received for interest	$21,615	$19,326

Cash paid for income taxes	$1,111	$1,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business Activities

Principal Business

EchoStar Communications Corporation (“ECC”) is a holding company. Its subsidiaries (which together with ECC are referred to as “EchoStar,” the “Company,” “we,” “us,” and/or “our”) operate two interrelated business units:

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

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC-allocated DBS spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”).

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we are able to significantly influence the operating policies of the investee. When we do not significantly influence the operating policies of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51.” All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred tax asset valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property and equipment, royalty obligations and smart card replacement obligations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Net income (loss)	$(42,886)	$57,917
Foreign currency translation adjustments	(157)	—
Unrealized holding gains (losses) on available-for-sale securities arising during period	28,276	22,025
Reclassification adjustment for impairment losses on available-for-sale securities included in net income	—	1,771

Comprehensive income (loss)	$(14,767)	$81,713

“Accumulated other comprehensive income” presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Basic and Diluted Income (Loss) Per Share

Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“FAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised and convertible securities were converted to common stock.

The following table reflects the basic and diluted weighted-average shares:

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Denominator for basic income (loss) per share — weighted-average common shares outstanding	478,919	481,098
Dilutive impact of options outstanding	—	5,570

Denominator for diluted income (loss) per share — weighted-average diluted common shares outstanding	478,919	486,668

As of March 31, 2004 and 2003, there were approximately 17.3 million and 21.3 million options for shares of class A common stock outstanding, respectively. We recorded a net loss for the three month period ending March 31, 2004. Therefore, common stock equivalents and convertible securities are excluded from the computation of diluted income (loss) per share for this period since the effect of including them is antidilutive. Since we reported net income for the three month period ending March 31, 2003, the potential dilution from stock options exercisable into approximately 5.6 million shares of common stock for this period, computed using the treasury stock method based on the average fair market value of the class A common stock for the period, were included in our weighted-average diluted common shares outstanding. Of the options to purchase a total of approximately 17.3 million shares outstanding as of March 31, 2004, options to purchase approximately 7.6 million shares were outstanding under a

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

long-term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Accordingly, the long-term incentive options are not included in the diluted EPS calculation.

As of March 31, 2004, our 5 3/4% Convertible Subordinated Notes due 2008 and our 3% Convertible Subordinated Note due 2010 were convertible into approximately 23.1 million shares and 6.9 million shares of class A common stock, respectively. The convertible notes are not included in the diluted EPS calculation as their conversion would be antidilutive.

Accounting for Stock-Based Compensation

We have elected to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the grant of options under our Stock Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. We apply the disclosure only provisions Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS 123”).

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair market value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent unvested options are forfeited upon termination of employment. The following table illustrates the effect on net income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method:

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Net income (loss), as reported	$(42,886)	$57,917
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,139	1,920
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,390)	(6,084)

Pro forma net income (loss), as reported	$(47,137)	$53,753

Basic income (loss) per share, as reported	$(0.09)	$0.12

Diluted income (loss) per share, as reported	$(0.09)	$0.12

Pro forma basic income (loss) per share	$(0.10)	$0.11

Pro forma diluted income (loss) per share	$(0.10)	$0.11

For purposes of this pro forma presentation, the fair value of each option was estimated at the date of the grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of exchange traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model does not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Non-cash, stock-based compensation

During 1999, we adopted a plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. The table below shows the amount of compensation expense recognized under this performance-based plan for the three months ended March 31, 2004 and 2003. There is no remaining deferred compensation to be recognized under this plan subsequent to March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our condensed consolidated statements of operations. The following table shows the other expense categories in our condensed consolidated statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan:

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Subscriber-related	$51	$90
Satellite and transmission	69	89
General and administrative	1,060	1,810

Total non-cash, stock-based compensation	$1,180	$1,989

Options to purchase 7.6 million shares are outstanding pursuant to a long-term incentive plan under our 1995 Stock Incentive plan as of March 31, 2004. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.21. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2004 related to these long-term options. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

3.	Marketable and Non-Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Total stockholders’ deficit”, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thus establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of March 31, 2004, we had unrealized gains of approximately $107.9 million as a part of accumulated other comprehensive income within “Total stockholders’ deficit”. During the three months ended March 31, 2004, we realized net gains of approximately $1.1 million on sales of marketable investment securities.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Our approximately $2.9 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $282.8 million as of March 31, 2004. Our portfolio generally, and our strategic investments particularly, continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We account for unconsolidated investments under either the equity method or cost method of accounting. We evaluate our investments on a quarterly basis to determine whether other than temporary impairments exist. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the three months ended March 31, 2004, we did not record any impairment charges with respect to these instruments.

4.	Inventories

Inventories consist of the following:

	As of
	March 31, 2004	December 31, 2003
	(In thousands)
Finished goods — DBS	$153,188	$103,274
Raw materials	67,226	32,693
Finished goods — remanufactured and other	15,273	15,000
Work-in-process	14,055	9,577
Consignment	2,460	1,373
Inventory allowance	(8,410)	(6,770)

Inventories, net	$243,792	$155,147

5.	Satellites

EchoStar III

During January 2004, a Traveling Wave Tube Amplifier (“TWTA”) pair on our EchoStar III satellite failed, resulting in a loss of service on one of our licensed transponders. An additional TWTA pair failed in March 2004. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 18 TWTA’s on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 TWTA’s to provide redundancy. EchoStar III can now operate a maximum of 26 transponders but due to redundancy switching limitations and the specific channel authorizations, currently it can only operate on 17 of the 19 FCC authorized frequencies at the 61.5 degree west orbital location. In accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have considered the relevant cash flows, estimated operating results and other information in evaluating the performance of EchoStar

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

III in accordance with FAS 144 and have determined the carrying value of the satellite is fully recoverable. We will continue to evaluate the performance of EchoStar III as new events or changes in circumstances become known.

EchoStar V

Our EchoStar V satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at any given time, the solar array anomalies may prevent the use of all 32 transponders for the full design life of the satellite. In addition, the momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V and may be required to reduce the remaining depreciable life as new events or circumstances develop.

EchoStar VII

During March 2004, our EchoStar VII satellite lost a solar array circuit. EchoStar VII was designed with 24 solar array circuits and needs 23 for the spacecraft to be fully operational at end of life. While this anomaly is not expected to reduce the estimated design life of the satellite to less than 12 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

Satellite Insurance

In September 1998, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has now conducted approximately thirty-five days of hearings. The New

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

York arbitration is expected to involve additional proceedings before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance as to when an arbitration award may be made and what amount, if any, we will receive in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

The indentures related to certain of EDBS’s senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least three of the ten satellites EDBS owns or leases. We currently do not carry traditional insurance for any of our satellites. To satisfy insurance covenants related to EDBS’ senior notes, we classify an amount equal to the depreciated cost of three of our satellites as “Cash reserved for satellite insurance” on our balance sheet. As of March 31, 2004, this amount totaled approximately $113.1 million. We will continue to reserve cash for satellite insurance on our balance sheet until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring that insurance are no longer applicable.

6.	Goodwill and Intangible Assets

As of March 31, 2004 and December 31, 2003, we had approximately $52.7 million of gross identifiable intangibles, with related accumulated amortization of approximately $45.2 million and $42.9 million, respectively. These identifiable intangibles primarily include acquired contracts and technology-based intangibles. Amortization of these intangible assets with an average finite useful life of approximately five years was $2.3 million for the three months ended March 31, 2004. For all of 2004, the aggregate amortization expense related to the net book value of these identifiable intangible assets will be $8.1 million. By March 31, 2005, the majority of these identifiable intangible assets will be fully amortized. In addition, we had approximately $3.4 million of goodwill as of March 31, 2004 and December 31, 2003 which arose from a 2002 acquisition.

In December 2003, we made an investment in South.com LLC (“South.com”), a company we consolidate in our condensed consolidated financial statements. South.com was formed to, among other things, bid on and hold FCC licenses. During December 2003, South.com paid a $7.1 million deposit to participate in the January 2004 FCC license auction. During January 2004, South.com paid an additional deposit to the FCC of $20.6 million as the high-bidder on several licenses. These deposits are included in “Other current assets” in our condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003.

7.	Long-Term Debt

9 3/8% Senior Note Redemption

Effective February 2, 2004, EDBS redeemed the remaining $1.423 billion principal amount of its outstanding 9 3/8% Senior Notes due 2009 at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, were recorded as charges to earnings in February 2004.

8.	Commitments and Contingencies

Contingencies

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs –Fox and the associations affiliated with each of the four networks.

A trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were recently awarded approximately $4.8 million in attorneys’ fees. The amount is substantially less than the amount the plaintiffs sought. We have filed a notice of appeal and a motion to amend the fee award and for reconsideration of the fee award. It is not possible to make a firm assessment of the probable outcome of the appeal or motion or to determine the extent of any potential liability for the fee award.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. Gemstar filed counterclaims alleging infringement of additional patents and asserted new patent infringement counterclaims.

In February 2001, Gemstar filed additional patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. We settled all of the litigation with Gemstar during 2004 (see Note 11).

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. We examined these patents and believe that they are not infringed by any of our products or services.

It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. Gemstar’s claim against us was resolved as a part of the settlement discussed above.

A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling; we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit.

On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal Circuit Decision was denied. Based upon the settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Broadcast Innovation, LLC

In November of 2001, Broadcast Innovation, LLC filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

On January 23, 2004, the judge issued an order finding the ‘066 patent invalid as being indefinite in violation of 35 U.S.C. Sec. 112. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact as to whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. On March 24, 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court has not ruled on either of the two motions. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and our position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

9.	Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Satellites	$33,640	$36,009
Equipment leased to customers	37,278	35,184
Furniture, fixtures and equipment	26,029	23,163
Amortizable intangibles	2,290	2,432
Buildings and improvements	1,138	914
Tooling and other	230	464

Total depreciation and amortization expense	$100,605	$98,166

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or equipment leased to customers.

10.	Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two business units. The “All other” category consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS 131 do not apply.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Revenue
DISH Network	$1,538,888	$1,314,317
ETC	17,490	18,958
All other	24,983	27,797
Eliminations	(1,565)	(2,024)

Total revenue	$1,579,796	$1,359,048

Net income (loss)
DISH Network	$(45,614)	$55,210
ETC	(4,709)	(5,534)
All other	7,437	8,241

Total net income (loss)	$(42,886)	$57,917

11.	Subsequent Events

Gemstar-TV Guide International Transaction

As previously disclosed, we entered into a long-term non-exclusive patent license and distribution agreement with Gemstar-TV Guide International, Inc. for a cash payment of $190.0 million. We also agreed to acquire Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets for $48.0 million. We further agreed to resolve all outstanding litigation between us and Gemstar. With the exception of our purchase of the SpaceCom businesses and related assets, these agreements closed on April 5, 2004. We expect the remaining SpaceCom acquisition to close later during the second quarter of 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, as well as rental and additional outlet fees from subscribers with multiple set-top boxes. Contemporaneous with the March 2004 commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”), “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that relationship. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

Development and implementation fees received from SBC are being recognized in “Subscriber-related revenue” over a period of the next several years.

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.

Equipment sales. “Equipment sales” consist of sales of digital set-top boxes by our ETC subsidiary to an international DBS service provider. “Equipment sales” also include sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Equipment sales” does not include revenue from sales of equipment to SBC. Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. “Subscriber-related expenses” also include costs related to subscriber retention. Contemporaneous with the March 2004 commencement of sales of co-branded services pursuant to our agreement with SBC, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, installation and other services related to that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized upon completion of the services.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, contracted satellite telemetry, tracking and control services and transponder leases.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with digital set-top boxes and related components sold to an international DBS service provider and sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC. Effective January 1, 2004, “Cost of sales – equipment” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Cost of sales – other.” All prior period amounts conform to the current period presentation.

Subscriber acquisition costs. Under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our free installation promotions and other promotional incentives, and costs related to acquisition advertising. We exclude equipment capitalized under our equipment lease program from our calculation of “Subscriber acquisition costs.” We also exclude payments and certain returned equipment received from disconnecting lease program subscribers from our calculation of “Subscriber acquisition costs.”

SAC. We are not aware of any uniform standards for calculating SAC and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We calculate SAC by dividing total subscriber acquisition costs for a period by the number of gross new DISH Network subscribers during the period. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expenses. “General and administrative expenses” primarily include employee-related costs associated with administrative services such as legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense and other items associated with administration.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income”, “Taxes” and “Depreciation and amortization”. Effective April 1, 2003, we include “Other income and expense” items in our definition of EBITDA. All prior period amounts conform to the current period presentation.

DISH Network Subscribers. We include customers obtained through direct sales, and through our retail networks, including our co-branding relationship with SBC and other similar marketing arrangements, in our DISH Network subscriber count. We believe our overall economic return for co-branded and traditional subscribers will be comparable. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, AT60 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.

Monthly average revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by different companies in the same or similar businesses. Average monthly revenue per subscriber, or ARPU, is calculated by dividing average monthly “Subscriber-related revenues” for the period (total “Subscriber-related revenues” during the period divided by the number of months in the period) by average DISH Network subscribers for the period. Average DISH Network subscribers are calculated for the period by adding the average DISH Network subscribers for each month and dividing by the number of months in the period. Average DISH Network subscribers for each month are calculated by adding the beginning and ending DISH Network subscribers for the month and dividing by two. As discussed in “Subscriber-related revenue” above, effective January 1, 2004 we include amounts previously reported as “Other subscriber-related revenue” in our ARPU calculation. All prior period amounts conform to the current period presentation.

Subscriber churn/subscriber turnover. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different companies in the same or similar businesses. We calculate percentage monthly churn by dividing the number of DISH Network subscribers who terminate service during each month by total DISH Network subscribers as of the beginning of that month. Average monthly churn for any period is calculated by dividing the number of DISH Network subscribers who terminated service during that period by the average number of DISH Network subscribers eligible to churn during the period, and further dividing by the number of months in the period. Average DISH Network subscribers eligible to churn during the period are calculated by adding the DISH Network subscribers as of the beginning of each month in the period and dividing by the total number of months in the period.

Free Cash Flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment”, as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

	For the Three Months
	Ended March 31,		Variance
	2004	2003	Fav/(Unfav)%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$1,493,510	$1,293,145	$200,365	15.5%
Equipment sales	76,630	55,995	20,635	36.9%
Other	9,656	9,908	(252)	(2.5%)

Total revenue	1,579,796	1,359,048	220,748	16.2%

Costs and Expenses:
Subscriber-related expenses	771,634	632,826	(138,808)	(21.9%)
% of Subscriber-related revenue	51.7%	48.9%
Satellite and transmission expenses	26,012	16,026	(9,986)	(62.3%)
% of Subscriber-related revenue	1.7%	1.2%
Cost of sales — equipment	53,242	39,795	(13,447)	(33.8%)
% of Equipment sales	69.5%	71.1%
Cost of sales — other	872	931	59	6.3%
Subscriber acquisition costs	416,299	308,187	(108,112)	(35.1%)
General and administrative	87,786	82,380	(5,406)	(6.6%)
% of Total revenue	5.6%	6.1%
Non-cash, stock-based compensation	1,180	1,989	809	40.7%
Depreciation and amortization	100,605	98,166	(2,439)	(2.5%)

Total costs and expenses	1,457,630	1,180,300	(277,330)	(23.5%)

Operating income	122,166	178,748	(56,582)	(31.7%)

Other income (expense):
Interest income	15,289	15,516	(227)	(1.5%)
Interest expense, net of amounts capitalized	(181,460)	(130,501)	(50,959)	(39.0%)
Other	165	(614)	779	126.9%

Total other income (expense)	(166,006)	(115,599)	(50,407)	(43.6%)

Income (loss) before income taxes	(43,840)	63,149	(106,989)	(169.4%)
Income tax benefit (provision), net	954	(5,232)	6,186	118.2%

Net income (loss)	$(42,886)	$57,917	$(100,803)	(174.0%)

Subscribers (in millions), as of period end	9.785	8.530	1.255	14.7%

Monthly churn percentage	1.48%	1.36%	(0.12%)	(8.8%)

Average subscriber acquisition costs per subscriber (“SAC”)	$530	$448	$(82)	(18.3%)

Average revenue per subscriber (“ARPU”)	$51.76	$51.60	$0.16	0.3%

EBITDA	$222,936	$276,300	$(53,364)	(19.3%)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Network subscribers. As of March 31, 2004, we had approximately 9.785 million DISH Network subscribers compared to approximately 8.530 million DISH Network subscribers at March 31, 2003, an increase of approximately 14.7%. DISH Network added approximately 360,000 net new DISH Network subscribers for the quarter ended March 31, 2004 compared to approximately 350,000 net new DISH Network subscribers during the same period in 2003. As the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber additions during the second half of 2003 were negatively impacted by delays in the delivery of several newly developed products in the third and fourth quarter of 2003. These delays were eliminated during the first quarter of 2004 except for some spot shortages of specialty products.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.494 billion for the three months ended March 31, 2004, an increase of $200.4 million or 15.5% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below. The increase in “Subscriber-related revenue” was partially offset by our free and reduced price programming promotions, and credits issued to our subscribers as a result of Viacom’s decision to temporarily revoke our right to distribute their programming channels. DISH Network “Subscriber-related revenue” will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

We provided credits to some of our subscribers to compensate them for the temporary unavailability of Viacom programming discussed above. The majority of our customers received a $1.00 credit. Approximately 1.7 million of our subscribers who are in CBS markets owned and operated by Viacom received $2.00 credits. On average, our subscriber base received a credit of slightly over $1.00. These credits had the effect of reducing operating margins, earnings and free cash flow during the first quarter of 2004, but are not expected to have a material impact on overall 2004 results.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $51.76 during the three months ended March 31, 2004 and approximately $51.60 during the same period in 2003. The $0.16 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes. We provided local channels by satellite in 111 markets as of March 31, 2004 as compared to 62 markets as of March 31, 2003. These increases were partially offset by subscriber promotions under which new subscribers received selected free programming for the first three months of their term of service, other promotions under which subscribers received discounted programming, and the credits issued to our subscribers for the temporary unavailability of Viacom programming discussed above. While there can be no assurance, subject to the risks described below, we expect ARPU to continue to increase.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

Equipment sales. For the three months ended March 31, 2004, “Equipment sales” totaled $76.6 million, an increase of $20.6 million compared to the same period during 2003. This increase principally resulted from an increase in sales of DBS accessories to DISH Network subscribers. The increase in sales of DBS accessories primarily relates to subscriber equipment upgrades to support the launch of additional programming, including local markets.

Subscriber-related expenses. “Subscriber-related expenses” totaled $771.6 million during the three months ended March 31, 2004, an increase of $138.8 million or 21.9% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 51.7% and 48.9% of “Subscriber-related revenue” during the three months ended March 31, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs during the quarter ended March 31, 2004 compared to the same period in 2003. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by an increase in monthly average revenue per DISH Network subscriber and increased operating efficiencies. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue”, and as we add co-branded subscribers to our subscriber base. Any increase in this ratio is expected to be partially offset by an expected increase in ARPU.

We currently offer local broadcast channels in approximately 120 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate it is expected that churn would be negatively impacted.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $26.0 million during the three months ended March 31, 2004, a $10.0 million increase compared to the same period in 2003. The increase primarily related to additional lease payment obligations pursuant to our Fixed Satellite Service (“FSS”) agreements. This increase also resulted from launch and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. We provided local channels by satellite in 111 markets as of March 31, 2004 as compared to 62 markets as of March 31, 2003. “Satellite and transmission expenses” totaled 1.7% and 1.2% of “Subscriber-related revenue” during each of the three months ended March 31, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from the increase in FSS lease payments and the additional launch and operational costs discussed above. These expenses will increase further in the future to the extent we enter into additional satellite lease agreements, obtain traditional satellite insurance and to the extent we increase the operations at our digital broadcast centers as, among other things, additional satellites are placed in service and additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $53.2 million during the three months ended March 31, 2004, an increase of $13.4 million compared to the same period in 2003. This increase related primarily to the increase in sales of DBS accessories to DISH Network subscribers discussed above. “Cost of sales — equipment” represented 69.5% and 71.1% of “Equipment sales”, during the three months ended March 31, 2004 and 2003, respectively. The

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

decrease in the expense to revenue ratio principally related to an improvement in margins from digital set-top box sales to an international DBS service provider and an increase in sales of higher-margin DBS accessories.

Subscriber acquisition costs. During the three months ended March 31, 2004, our subscriber acquisition costs totaled approximately $416.3 million, or approximately $530 per new Dish Network subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended March 31, 2003 totaled approximately $308.2 million, or approximately $448 per new Dish Network subscriber activation. The increase principally resulted from an increase in the sale of equipment at little or no cost to the subscriber, including our promotion in which subscribers are eligible to receive up to three free receivers or a free digital video recorder. Further, during the three months ended March 31, 2004, we had more subscribers who activated with multiple tuners and receivers or advanced products which resulted in increased installation costs, as compared to the same period in 2003. This increase was partially offset by more subscribers participating in our equipment lease program and reduced subscriber acquisition marketing. We anticipate that our per activation subscriber acquisition costs will be positively impacted as we add co-branded subscribers to our subscriber base. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We do not include the value of equipment capitalized under our lease program in our calculation of SAC. We also do not include in that calculation the value of equipment returned by disconnecting lease program subscribers, or payments from subscribers for unreturned equipment. If these amounts were included, our SAC would have been approximately $604 during the three months ended March 31, 2004 compared to $479 during the same period in 2003. Our equipment lease penetration increased during the three months ended March 31, 2004 as compared to the same period in 2003 as a result of changes in our equipment lease program. See further discussion of capitalized subscriber acquisition costs and payments and certain returned equipment received from disconnecting lease program subscribers included in “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs". Our per activation subscriber acquisition costs will be positively impacted to the extent our equipment lease penetration continues to increase. Additional penetration of our equipment lease program will also increase capital expenditures.

General and administrative expenses. “General and administrative expenses” totaled $87.8 million during the three months ended March 31, 2004, an increase of $5.4 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.6% and 6.1% of “Total revenue” during the three months ended March 31, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues and improvements in operational efficiencies.

Non-cash, stock-based compensation. During 1999, we adopted a plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the three months ended March 31, 2004, we recognized $1.2 million of compensation under this performance-based plan, a decrease of $0.8 million compared to the same period in 2003. There is no remaining deferred compensation to be recognized under this plan subsequent to March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our condensed consolidated statements of operations. The following table shows the other expense categories in our condensed consolidated statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Subscriber-related	$51	$90
Satellite and transmission	69	89
General and administrative	1,060	1,810

Total non-cash, stock-based compensation	$1,180	$1,989

In addition, options to purchase 7.6 million shares are outstanding under our long-term incentive plan as of March 31, 2004. These options were granted with exercise prices at least equal to the market value of the underlying shares on the date they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.21. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2004 related to these long-term options. We will record the related compensation at the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $100.6 million during the three months ended March 31, 2004, a $2.4 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, equipment leased to customers and other additional depreciable assets placed in service during 2003 and the first quarter in 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the first quarter of 2004. This partially offset the increase in depreciation expense discussed above.

Interest income. “Interest income” totaled $15.3 million during the three months ended March 31, 2004, a decrease of $0.2 million compared to the same period in 2003. This decrease principally resulted from lower returns earned on our cash and marketable investment securities partially offset by higher average balances for these securities in 2004 as compared to the same period in 2003.

Interest expense, net of amounts capitalized. “Interest expense” totaled $181.5 million during the three months ended March 31, 2004, an increase of $51.0 million compared to the same period in 2003. This increase primarily resulted from prepayment premiums and the write-off of debt issuance costs totaling approximately $77.5 million related to the redemption of our 9 3/8% Senior Notes due 2009 during February 2004, and additional interest expense totaling approximately $40.1 million related to our private placement of $500.0 million convertible notes and our $2.5 billion senior notes offering during July and October 2003, respectively. This increase was partially offset by a reduction in interest expense of approximately $48.5 million as a result of the debt redemptions and repurchases during 2003 and February 2004, and prepayment premiums and the write-off of debt issuance costs totaling approximately $20.6 million related to the redemption of our 9 1/4 % Senior Notes due 2006 during February 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $222.9 million during the three months ended March 31, 2004, compared to $276.3 million during the same period in 2003. The decrease in EBITDA was primarily attributable to a $56.6 million reduction in “Operating income”, resulting from the changes in operating revenue and expenses discussed above. EBITDA does not include the impact of capital expenditures under our equipment lease program of approximately $71.8 million and $26.8 million during the three months ended March 31, 2004 and 2003, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
EBITDA	$222,936	$276,300
Less:
Interest expense, net	166,171	114,985
Income tax provision (benefit), net	(954)	5,232
Depreciation and amortization	100,605	98,166

Net income (loss)	$(42,886)	$57,917

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

Net income (loss). “Net (loss)” was $(42.9) million during the three months ended March 31, 2004, a decrease of $100.8 million compared to “Net income” of $57.9 million for the same period in 2003. The decrease was primarily attributable to a decrease in “Operating income” and increases in “Interest expense, net of amounts capitalized”, resulting from the factors discussed above, offset by a $6.2 million improvement in our “Income tax provision, net.” Our future net income (loss) results will be negatively impacted to the extent we introduce more aggressive marketing promotions that materially increase our subscriber acquisition costs since these subscriber acquisition costs are generally expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

All liquid investments purchased with an original maturity of 90 days or less are classified as cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of March 31, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $2.909 billion, including $113.1 million of cash reserved for satellite insurance and approximately $25.3 million of other restricted cash and marketable investment securities, compared to $4.170 billion, including $176.8 million of cash reserved for satellite insurance and $20.0 million of restricted cash and marketable investment securities, as of December 31, 2003. As previously discussed, effective February 2, 2004, EDBS redeemed the remainder of its 9 3/8% Senior Notes due 2009. The redemption reduced our unrestricted cash by approximately $1.490 billion. As an indirect result of this redemption, during February 2004, we were able to reclassify approximately $57.2 million representing the depreciated cost of two of our satellites from cash reserved for satellite insurance to cash and cash equivalents.

Free Cash Flow

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments but excluding purchases of property and equipment. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income”, “Net income”, “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure of “Net cash

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

flows from operating activities”. Free cash flow is not the same as residual cash available for discretionary expenditures, since it excludes cash required for debt service. Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise.

Free cash flow was $180.7 million and $125.4 million for the three months ended March 31, 2004 and 2003, respectively. The increase from 2003 to 2004 of approximately $55.3 million resulted from an increase in “Net cash flows from operating activities” of approximately $111.9 million partially offset by an increase in “Purchases of property and equipment” of approximately $56.6 million. The increase in “Net cash flows from operating activities” is primarily attributable to significantly more cash flow generated by changes in operating assets and liabilities in 2004 as compared to 2003, partially offset by net losses for the three months ended March 31, 2004 as compared to net income for the same period in 2003. Cash flow from changes in operating assets and liabilities was $215.1 million during the three months ended March 31, 2004 compared to $21.2 million for the same period in 2003. This improvement includes increases in accounts payable and accrued programming as a result of the timing for certain payments, and increases in deferred revenue as a result of the timing for certain cash receipts. This is partially offset by an increased use of cash related to rising inventory levels relative to the temporary product shortages during the fourth quarter of 2003 as discussed above. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for equipment under our lease program and for satellite construction.

The following table reconciles free cash flow to “Net cash flows from operating activities”.

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Free cash flow	$180,678	$125,364
Add back:
Purchases of property and equipment	116,238	59,645

Net cash flows from operating activities	$296,916	$185,009

During the three months ended March 31, 2004 and 2003, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.

Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thus establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of March 31, 2004, we recorded unrealized gains of approximately $107.9 million as a separate component of “Total stockholders’ deficit”. During the three months ended March 31, 2004, we did not record any charges to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net gains of approximately $1.1 million on the sales of marketable investment securities. Our approximately $2.909 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities include debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $282.8 million as of March 31, 2004. During the three months ended March 31, 2004, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the three months ended March 31, 2004, we did not record any impairment charges with respect to these instruments.

Subscriber Turnover

Our percentage monthly churn for the three months ended March 31, 2004 was approximately 1.48%, compared to our percentage churn for the same period in 2003 of approximately 1.36%. We believe the increase in churn resulted from a number of factors, including but not limited to competition from digital cable, cable bounties targeted at DISH Network subscribers, customer retention segmentation, piracy, and impacts from the temporary unavailability of Viacom programming.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Effective February 1, 2004, we introduced our Digital Home Advantage promotion. Under this promotion, subscribers who lease equipment are not required to enter into minimum programming commitments. Prior to introduction of this promotion, a greater percentage of our new subscribers entered into one or two year commitments, obligating them to pay cancellation fees for early termination. Digital Home Advantage subscribers may be more likely to terminate during their first year of service since there is no financial disincentive for them to terminate. Consequently, churn during 2004 may be higher than it otherwise would be until the full impact of the change in promotional mix has been absorbed.

We currently offer local broadcast channels in approximately 120 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate it is expected that churn would be negatively impacted.

In addition, if the FCC finds that our current “must carry” methods are not in compliance with the “must carry” rules, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn and a small reduction in average monthly revenue per subscriber.

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

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause churn to increase in future periods. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Subscriber Acquisition and Retention Costs

As previously described, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our spending for subscriber acquisition costs, and to a lesser extent subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Our average subscriber acquisition costs were approximately $530 per new subscriber activation during the three months ended March 31, 2004. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

subscribers with multiple receivers and advanced products, will attract better long-term subscribers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis may materially increase in future periods to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. We anticipate that our per activation subscriber acquisition costs will be positively impacted as we add co-branded subscribers to our subscriber base.

We do not include the value of equipment capitalized under our lease program in our calculation of SAC. We also do not include in that calculation the value of equipment returned by disconnecting lease program subscribers, or payments from subscribers for unreturned equipment. Equipment capitalized under our lease program totaled approximately $71.8 million and $26.8 million for the three months ended March 31, 2004 and 2003, respectively. Returned equipment received from disconnecting lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned, totaled approximately $13.8 million and $5.9 million during the three months ended March 31, 2004 and 2003, respectively. Our equipment lease penetration increased during the three months ended March 31, 2004 as compared to the same period in 2003 as a result of changes in our equipment lease program. Our per activation subscriber acquisition costs will be positively impacted to the extent our equipment lease penetration continues to increase. Additional penetration of our equipment lease program will also increase capital expenditures.

We offer various programs to existing subscribers including programs for new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of EchoStar receivers pursuant to our subscriber retention programs. Costs related to subscriber retention programs are expected to continue to increase over the remainder of 2004 as we introduce more aggressive subscriber retention programs to reduce subscriber churn, to respond to competition and for other reasons.

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

Obligations and Future Capital Requirements

As of March 31, 2004, the indentures related to certain of EDBS’ outstanding senior notes contain restrictive covenants that required us to maintain satellite insurance with respect to at least the depreciated cost of three of the ten satellites EDBS owns or leases. We currently do not carry traditional insurance for any of our satellites. To satisfy insurance covenants related to EDBS’ senior notes, we classify an amount equal to the depreciated cost of three of our satellites as “Cash reserved for satellite insurance” on our balance sheet. As of March 31, 2004, cash reserved for satellite insurance totaled approximately $113.1 million. We will continue to reserve cash for satellite insurance on our balance sheet until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring that insurance are no longer applicable. We believe we have satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our satellites fails. However, the “Cash reserved for satellite insurance” is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance that we will be successful in achieving any or all of our goals. The amount of capital required to fund our future working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition, including capitalized costs associated with our lease program. Our capital expenditures will also vary depending on the number of satellites

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of March 31, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $2.909 billion. Of that amount, a total of approximately $2.626 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the three months ended March 31, 2004 of approximately 1.8%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $6.2 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At March 31, 2004, all of the $2.626 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

Included in our marketable securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of March 31, 2004, we held strategic and financial debt and equity investments of public companies with a fair market value of approximately $282.8 million. We may make additional strategic and financial investments in other debt and equity securities in the future. The fair market value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $28.3 million decrease in the fair market value of that portfolio. The fair market value of our strategic debt investments can also be impacted by interest rate fluctuations. Absent the effect of other factors, a hypothetical 10.0% increase in LIBOR would result in a decrease in the fair market value of our investments in these debt instruments of approximately $2.4 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thus establishing a new cost basis for these investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of March 31, 2004, we had unrealized gains of approximately $107.9 million as part of accumulated other comprehensive income within stockholders’ deficit. During the three months ended March 31, 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net gains of approximately $1.1 million on the sales of marketable investment securities. During the three months ended March 31, 2004, our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have made strategic equity investments in certain non-marketable investment securities. These securities are not publicly traded. Our ability to realize value from our strategic investments in companies that are not public is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments or that when we desire to sell them that we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment of our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the three months ended March 31, 2004, we did not record any impairment charges with respect to these instruments.

As of March 31, 2004, we estimated the fair market value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.830 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair market value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair market value of our debt by approximately $123.7 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of March 31, 2004, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $36.5 million.

We have not used derivative financial instruments for hedging or speculative purposes.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs –Fox and the associations affiliated with each of the four networks.

A trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were recently awarded approximately $4.8 million in attorneys’ fees. The amount is substantially less than the amount the plaintiffs sought. We have filed a notice of appeal and a motion to amend the fee award and for reconsideration of the fee award. It is not possible to make a firm assessment of the probable outcome of the appeal or motion or to determine the extent of any potential liability for the fee award.

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

PART II – OTHER INFORMATION

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

In December 2000, we filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. Gemstar filed counterclaims alleging infringement of additional patents and asserted new patent infringement counterclaims.

In February 2001, Gemstar filed additional patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. We settled all of the litigation with Gemstar during 2004 (see Note 11 to the Condensed Consolidated Financial Statements).

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. We examined these patents and believe that they are not infringed by any of our products or services.

It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against us. Gemstar’s claim against us was resolved as a part of the settlement discussed above.

A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling; we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit.

On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal

PART II – OTHER INFORMATION

Circuit Decision was denied. Based upon the settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, LLC

In November of 2001, Broadcast Innovation, LLC filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

On January 23, 2004, the judge issued an order finding the ‘066 patent invalid as being indefinite in violation of 35 U.S.C. Sec. 112. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact as to whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the

PART II – OTHER INFORMATION

representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. On March 24, 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court has not ruled on either of the two motions. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and our position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PART II – OTHER INFORMATION

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Insurance

In September 1998, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has now conducted approximately thirty-five days of hearings. The New York arbitration is expected to involve additional proceedings before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance as to when an arbitration award may be made and what amount, if any, we will receive in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II – OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our Class A Common Stock made by us for the three months ended March 31, 2004 reported on a settlement date basis:

	For the Three Months Ended March 31, 2004
	Total		Total Number of	Maximum Approximate
	Number of	Average	Shares Purchased as	Dollar Value of Shares
	Shares	Price	Part of Publicly	that May Yet be
	Purchased	Paid per	Announced Plans or	Purchased Under the
Period	(a)	Share	Programs	Plans or Programs (b)
		(In thousands, except share data)
January 1 - January 31, 2004	—	$—	—	$809,609
February 1 - February 29, 2004	—	$—	—	$809,609
March 1 - March 31, 2004	585,000	$33.00	585,000	$790,301

Total	585,000	$33.00	585,000	$790,301

(a)	During the three months ended March 31, 2004 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on November 22, 2003. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on November 28, 2003 and which expires on the earlier of December 1, 2004 or when an aggregate amount of $1.0 billion of stock has been purchased. We may elect not to purchase the maximum amount of shares allowable under this plan and we may also enter into additional Rule 10b5-1 plans to facilitate the share repurchases authorized by our Board of Directors. All purchases may be through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the three months ended March 31, 2004. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes. The maximum approximate dollar value of our stock that may yet be purchased under the plan reflects the $1.0 billion authorized by our Board of Directors less, the cost of the purchases of approximately $19.3 million and $190.4 million for the three months ended March 31, 2004 and during November and December 31, 2003, respectively.

PART II – OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar.***

10.2	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar.***

10.3	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar.***

10.4	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar.***

10.5	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar.***

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Senior Vice President and Chief Financial Officer

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

(b)	Reports on Form 8-K.

On February 2, 2004, we filed a Current Report on Form 8-K to report that our subsidiary, EchoStar DBS Corporation, completed the previously announced optional redemption of its 9 3/8% Senior Notes due 2009.

On March 11, 2004, we filed a Current Report on Form 8-K to report a press release announcing our fourth quarter subscriber additions and also announcing our rescheduling of our fourth quarter earnings call.

On March 15, 2004, we filed a Current Report on Form 8-K to report that we had filed a Form 12b-25 to obtain a fifteen day extension of the deadline for filing our Annual Report on Form 10-K for the period ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Michael R. McDonnell
Michael R. McDonnell
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2004

Exhibit Index

10.1	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar.***

10.2	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar.***

10.3	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar.***

10.4	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar.***

10.5	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar.***

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Senior Vice President and Chief Financial Officer

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.