Form 10-Q
period 2004-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 2004-08-09
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

As of July 30, 2004, the Registrant’s outstanding common stock consisted of 215,857,912 shares of Class A Common Stock and 238,435,208 Shares of Class B Common Stock.

PART I – FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements	i
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2004 and December 31, 2003 (Unaudited)	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	40
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	47
Item 3. Defaults Upon Senior Securities	None
Item 4. Submission of Matters to a Vote of Security Holders	48
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	49
Signatures	50
Amendment No. 2 to Satellite Service Agreement
Second Amendment to Whole RF Channel Service Agreement
Section 302 Certification by Chairman and CEO
Section 302 Certification by Executive VP and CFO
Section 906 Certification by Chairman and CEO
Section 906 Certification by Executive VP and CFO

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	new provisions of the Satellite Home Viewer Improvement Act may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives, which could result in extended interruptions of some of the channels we offer;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

i

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

ii

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	June 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$688,857	$1,290,859
Marketable investment securities	1,029,383	2,682,115
Trade accounts receivable, net of allowance for uncollectible accounts of $9,095 and $12,185, respectively	451,610	345,673
Inventories	333,885	155,147
Other current assets	144,351	99,321

Total current assets	2,648,086	4,573,115
Restricted cash and marketable investment securities	30,520	19,974
Cash reserved for satellite insurance	107,143	176,843
Property and equipment, net	1,957,956	1,876,459
FCC authorizations	696,409	696,409
Insurance receivable	106,000	106,000
Other noncurrent assets (Note 6)	491,162	136,218

Total assets	$6,037,276	$7,585,018

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$248,572	$173,637
Deferred revenue and other	699,103	514,831
Accrued programming	610,440	366,497
Other accrued expenses	437,045	478,973
Current portion of long-term obligations	14,230	14,995
9 3/8% Senior Notes due 2009 (Note 7)	—	1,423,351

Total current liabilities	2,009,390	2,972,284

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	1,000,000
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 7)	446,153	455,000
3% Convertible Subordinated Notes due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	42,165	44,327
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities (Note 6)	279,400	145,931

Total long-term obligations, net of current portion	5,767,718	5,645,258

Total liabilities	7,777,108	8,617,542

Commitments and Contingencies (Note 8)
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 247,553,887 and 246,285,633 shares issued, 218,692,729 and 240,370,533 shares outstanding, respectively	2,476	2,463
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C Common Stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,755,961	1,733,805
Non-cash, stock-based compensation	—	(1,180)
Accumulated other comprehensive income	30,369	80,991
Accumulated deficit	(2,618,166)	(2,660,596)
Treasury stock, at cost	(912,856)	(190,391)

Total stockholders’ deficit	(1,739,832)	(1,032,524)

Total liabilities and stockholders’ deficit	$6,037,276	$7,585,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenue:
Subscriber-related revenue	$1,660,502	$1,343,041	$3,154,012	$2,636,186
Equipment sales	85,700	63,272	162,330	119,267
Other	31,511	8,254	41,167	18,162

Total revenue	1,777,713	1,414,567	3,357,509	2,773,615

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	900,808	654,699	1,672,442	1,287,525
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9)	27,550	16,315	53,562	32,341
Cost of sales — equipment	67,642	44,715	120,884	84,510
Cost of sales — other	11,260	973	12,132	1,904
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 9)	133,558	96,884	308,885	220,882
Other subscriber promotion subsidies	198,559	148,892	409,778	299,529
Subscriber acquisition advertising	33,227	39,925	62,980	73,477

Total subscriber acquisition costs	365,344	285,701	781,643	593,888
General and administrative	97,158	89,089	184,944	171,469
Non-cash, stock-based compensation	—	(217)	1,180	1,772
Depreciation and amortization (Note 9)	123,934	100,299	224,539	198,465

Total costs and expenses	1,593,696	1,191,574	3,051,326	2,371,874

Operating income	184,017	222,993	306,183	401,741

Other income (expense):
Interest income	11,370	14,959	26,659	30,475
Interest expense, net of amounts capitalized	(93,388)	(107,715)	(274,848)	(238,216)
Other	(11,874)	1,713	(11,709)	1,099

Total other income (expense)	(93,892)	(91,043)	(259,898)	(206,642)

Income (loss) before income taxes	90,125	131,950	46,285	195,099
Income tax benefit (provision), net	(4,809)	(3,157)	(3,855)	(8,389)

Net income (loss)	$85,316	$128,793	$42,430	$186,710

Denominator for basic income (loss) per share — weighted-average common shares outstanding	467,933	483,372	473,389	482,241

Denominator for diluted income (loss) per share — weighted-average common shares outstanding	471,509	488,385	477,302	487,557

Net income (loss) per common share:
Basic net income (loss)	$0.18	$0.27	$0.09	$0.39

Diluted net income (loss)	$0.18	$0.26	$0.09	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$42,430	$186,710
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	224,539	198,465
Equity in losses (earnings) of affiliates	(631)	(111)
Realized and unrealized losses (gains) on investments	8,452	38
Non-cash, stock-based compensation recognized	1,180	1,772
Deferred tax expense (benefit)	3,822	(2,371)
Amortization of debt discount and deferred financing costs	14,759	8,036
Change in long-term assets	(44,525)	(51,333)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	68,311	(2,872)
Other, net	7,165	4,863
Changes in current assets and current liabilities, net	145,759	90,065

Net cash flows from operating activities	471,261	433,262

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,527,095)	(2,121,902)
Sales of marketable investment securities	3,103,974	1,858,783
Purchases of property and equipment	(322,022)	(157,289)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance (Note 5)	69,680	16,140
Asset acquisition (Note 6)	(236,610)	—
FCC auction deposits (Note 6)	(26,684)	—
Other	(2,589)	780

Net cash flows from investing activities	1,058,654	(403,488)

Cash Flows From Financing Activities:
Redemption of 9 1/4% Senior Notes due 2006	—	(375,000)
Redemption of 9 3/8% Senior Notes due 2009 (Note 7)	(1,423,351)	—
Repurchase of 9 1/8% Senior Notes due 2009 (Note 7)	(8,847)	—
Class A Common Stock repurchases	(702,977)	—
Repayment of mortgages and other notes payable	(2,926)	(1,089)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to Employee Stock Purchase Plan	6,184	15,204

Net cash flows from financing activities	(2,131,917)	(360,885)

Net increase (decrease) in cash and cash equivalents	(602,002)	(331,111)
Cash and cash equivalents, beginning of period	1,290,859	1,483,078

Cash and cash equivalents, end of period	$688,857	$1,151,967

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$248,483	$233,812

Capitalized interest	$1,006	$4,591

Cash received for interest	$36,343	$32,800

Cash paid for income taxes	$4,423	$5,717

Assumption of net operating liabilities in asset acquisition (Note 6)	$27,685	$—

Assumption of liabilities and long-term deferred revenue (Note 6)	$72,357	$—

Liability assumed in Class A Common Stock repurchases	$19,488	$—

Forfeitures of deferred non-cash, stock-based compensation	$—	$2,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Organization and Business Activities

Principal Business

EchoStar Communications Corporation (“ECC”) is a holding company. Its subsidiaries (which together with ECC are referred to as “EchoStar”, the “Company” “we”, “us”, and/or “our”) operate two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite subscription television service in the United States, which we refer to as “DBS”; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC-allocated DBS spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

2.     Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”). The results of operations for the three and six months ended June 2004 include a charge of approximately $13.0 million to establish a reserve for estimated “Subscriber-related expenses” relating to prior periods. This reserve may increase or decrease in future periods.

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” Additionally, “Equipment sales” and “Cost of sales – equipment” now include non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue and “Cost of sales – other,” respectively. All prior period amounts were reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net income (loss)	$85,316	$128,793	$42,430	$186,710
Foreign currency translation adjustments	(24)	211	(181)	211
Unrealized holding gains (losses) on available-for-sale securities arising during period	(45,912)	35,126	(17,636)	57,151
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income	(32,805)	195	(32,805)	1,966

Comprehensive income (loss)	$6,575	$164,325	$(8,192)	$246,038

“Accumulated other comprehensive income” presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Basic and Diluted Income (Loss) Per Share

Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive stock options were exercised and convertible securities were converted to common stock.

The following table reflects the basic and diluted weighted-average shares:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Denominator for basic income (loss) per share — weighted-average common shares outstanding	467,933	483,372	473,389	482,241
Dilutive impact of options outstanding	3,576	5,013	3,913	5,316

Denominator for diluted income (loss) per share — weighted-average diluted common shares outstanding	471,509	488,385	477,302	487,557

As of June 30, 2004 and 2003, we had approximately 18.9 million and 18.5 million options for the purchase of shares of class A common stock outstanding, respectively. The potential dilution from stock options exercisable into approximately

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

3.6 million and 5.0 million shares of common stock computed using the treasury stock method based on the average fair market value of the class A common stock for the period, were included in our weighted-average diluted common shares outstanding for the three months ended June 30, 2004 and 2003, respectively. The potential dilution from stock options exercisable into approximately 3.9 million and 5.3 million shares of common stock, calculated as previously described, were included for the six months ended June 30, 2004 and 2003, respectively.

Of the options to purchase a total of approximately 18.9 million shares outstanding as of June 30, 2004, options to purchase approximately 7.4 million shares were outstanding under a long-term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Accordingly, the long-term incentive options are not included in the diluted EPS calculation.

As of June 30, 2004 and 2003, our 5 3/4% Convertible Subordinated Notes due 2008 were convertible into approximately 23.1 million shares of Class A Common stock. As of June 30, 2004, our 3% Convertible Subordinated Note due 2010 was convertible into approximately 6.9 million shares of Class A Common stock. As of June 30, 2003, our 4 7/8% Convertible Subordinated Notes due 2007 (our “4 7/8% Notes”) were convertible into approximately 22.0 million shares of Class A Common stock. We redeemed the $1.0 billion outstanding principal amount of our 4 7/8% Notes during October 2003. Our convertible notes are not included in the diluted EPS calculation for all periods presented as their conversion would be antidilutive.

Accounting for Stock-Based Compensation

We have elected to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the grant of options under our stock incentive plans because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. We apply the “disclosure only” provisions of Statement of Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair market value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent unvested options are forfeited upon termination of employment. The following table illustrates the effect on net income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss), as reported	$85,316	$128,793	$42,430	$186,710
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	(209)	1,139	1,710
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,606)	(6,972)	(10,908)	(13,207)

Pro forma net income (loss), as reported	$79,710	$121,612	$32,661	$175,213

Basic income (loss) per share, as reported	$0.18	$0.27	$0.09	$0.39

Diluted income (loss) per share, as reported	$0.18	$0.26	$0.09	$0.38

Pro forma basic income (loss) per share	$0.17	$0.25	$0.07	$0.36

Pro forma diluted income (loss) per share	$0.17	$0.25	$0.07	$0.36

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

Non-cash, stock-based compensation

During 1999, we adopted a plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. The table below shows the amount of compensation expense recognized under this performance-based plan for the three and six months ended June 30, 2004 and 2003. There is no remaining deferred compensation to be recognized under this plan subsequent to March 31, 2004.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Subscriber-related	$—	$(201)	$51	$(111)
Satellite and transmission	—	90	69	179
General and administrative	—	(106)	1,060	1,704

Total non-cash, stock-based compensation	$—	$(217)	$1,180	$1,772

Options to purchase 7.4 million shares were outstanding pursuant to a long-term incentive plan under our 1995 Stock Incentive plan as of June 30, 2004. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.21. Vesting of these options is contingent upon meeting certain longer-

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

term goals which have not yet been achieved. Consequently, no compensation was recorded during the six months ended June 30, 2004 related to these long-term options. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, could result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

3.     Marketable and Non-Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a component of “Accumulated other comprehensive income”, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thereby establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of June 30, 2004 and December 31, 2003, we had unrealized gains of approximately $29.2 million and $79.6 million, respectively, as a part of “Accumulated other comprehensive income” within “Total stockholders’ deficit”. During the six months ended June 30, 2004, we did not record any charges to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net losses of approximately $8.5 million on marketable and non-marketable investment securities. Our approximately $1.856 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $153.2 million as of June 30, 2004. During the six months ended June 30, 2004, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made, and may continue in the future to make, strategic equity investments in securities that are not publicly traded, including equity interests we received in exchange for cash and non-cash consideration (Note 6). Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the six months ended June 30, 2004, we did not record any impairment charges with respect to these instruments.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

4.     Inventories

Inventories consist of the following:

	As of
	June 30,	December 31,
	2004	2003
	(In thousands)
Finished goods — DBS	$210,370	$103,274
Raw materials	89,168	32,693
Finished goods — remanufactured and other	23,894	15,000
Work-in-process	15,704	9,577
Consignment	2,356	1,373
Inventory allowance	(7,607)	(6,770)

Inventories, net	$333,885	$155,147

5.     Satellites

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), We consider the relevant cash flows, estimated operating results and other information in evaluating the performance of our satellites in accordance with SFAS 144 and have determined the carrying value of our satellites are fully recoverable. We will continue to evaluate the performance of our satellites as new events or changes in circumstances become known.

EchoStar III

During January 2004, a Traveling Wave Tube Amplifier (“TWTA”) pair on our EchoStar III satellite failed, resulting in a loss of service on one of our licensed transponders. An additional TWTA pair failed in March 2004. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 18 TWTAs on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 TWTAs to provide redundancy. EchoStar III can now operate a maximum of 26 transponders but due to redundancy switching limitations and specific channel authorizations, currently it can only operate on 18 of the 19 FCC authorized frequencies we own or lease at the 61.5 degree west orbital location. While we don't expect a large number of TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar III as new events or changes in circumstances become known.

EchoStar V

Our EchoStar V satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at any given time, the solar array anomalies may prevent the use of all 32 transponders for the full 12-year design life of the satellite. In addition, momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V and may be required to reduce the remaining depreciable life as new events or circumstances develop.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

EchoStar VI

Prior to 2004, EchoStar VI had lost a total of 3 solar array strings. In April 2004 and again in July 2004, EchoStar VI experienced anomalies resulting in the loss of two additional solar array strings, bringing the total number of string losses to five. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

EchoStar VIII

During June 2004, EchoStar VIII experienced an anomaly which affected operation of one of the primary gyroscopes on the satellite. A spare gyroscope has been switched in and is performing nominally. EchoStar VIII was originally configured with three primary, and one spare gyroscope. Further, an anomaly previously experienced has resulted in certain gyroscopes being utilized for aggregate periods of time substantially in excess of their originally qualified limits in order to maintain nominal spacecraft operations and pointing. An investigation is underway to determine the root cause of the anomaly and to develop procedures for continued spacecraft operation in the event of future gyroscope anomalies. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets. In the event that EchoStar VIII experienced a total or substantial failure, we could transfer many, but not all of those channels to other in-orbit satellites.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has conducted approximately thirty-five days of hearings. The insurers have requested additional proceedings in the New York arbitration before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance as to when an arbitration award may be made and what amount, if any, we will receive in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

At the time we filed our claim in 1998, we recognized an initial impairment loss of $106.0 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. As of December 31, 2003, EchoStar IV was fully depreciated. While there can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations, we continue to believe the insurance claim amount is fully recoverable and expect to receive a favorable decision prior to December 31, 2004.

The indentures related to certain of EDBS’s senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least three of the ten satellites EDBS owns or leases. We currently do not carry traditional insurance for any of our satellites. To satisfy insurance covenants related to EDBS’ senior notes, we classify an amount equal to the depreciated cost of three of our satellites as “Cash reserved for satellite insurance” on our balance sheet. As of June 30, 2004, this amount totaled approximately $107.1 million. We will continue to reserve cash for satellite insurance on our balance sheet until such time, if ever, as we again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring that insurance are no longer applicable. The amount reserved is not adequate to fund the construction, launch and insurance of a replacement satellite, and it typically takes several years to design, construct and launch a satellite.

6.     Other Noncurrent Assets

South.com LLC

In December 2003, we made an investment in South.com LLC (“South.com”), a variable interest entity we consolidate in our condensed consolidated financial statements in accordance with FIN 46-R. South.com was formed to, among other things, bid on and hold FCC licenses. During December 2003, South.com paid a $7.1 million deposit to participate in the January 2004 FCC license auction. During January 2004, South.com paid an additional deposit to the FCC of $20.6 million as the high-bidder on several licenses. These deposits are included in “Other current assets” in our condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003.

Gemstar-TV Guide International Transaction

During March 2004, we entered into an agreement with Gemstar-TV Guide International, Inc. (“Gemstar”) for use of certain Gemstar intellectual property and technology, use of the TV Guide brand on our interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network, and acquired Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets, for an aggregate cash payment of $238.0 million, plus transaction costs. We further agreed to resolve all of our outstanding litigation with Gemstar. These transactions, which were substantially completed on April 4, 2004, were entered into contemporaneously and accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Based on an independent third-party valuation, the purchase consideration was allocated to identifiable tangible and intangible assets and liabilities as follows (in thousands):

Current assets	$1,184
Property and equipment	3,749
Intangible assets	260,546

Total assets acquired	$265,479

Current liabilities	(26,269)
Long-term liabilities	(600)

Total liabilities assumed	(26,869)
Net assets acquired	$238,610

The total $260.5 million of acquired intangible assets resulting from the Gemstar transactions is comprised of contract-based intangibles totaling approximately $187.2 million with estimated weighted-average useful lives of twelve years, and customer relationships totaling approximately $73.3 million with estimated weighted-average useful lives of five years.

The business combination did not have a material impact on our results of operations for the three and six months ended June 30, 2004 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2004. Further, the business combination would not have had a material impact on our results of operations for the comparable periods in 2003 had the business combination occurred on January 1, 2003.

Goodwill and Intangible Assets

As of June 30, 2004 and December 31, 2003, we had approximately $313.2 million and $52.7 million of gross identifiable intangibles, respectively, with related accumulated amortization of approximately $54.8 million and $42.9 million, respectively. These identifiable intangibles consist of the following:

	As of
	June 30, 2004		December 31, 2003
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$222,733	$(34,258)	$35,528	$(26,715)
Customer relationships	73,298	(3,470)	—	—
Technology based	17,181	(17,069)	17,181	(16,221)

Total	$313,212	$(54,797)	$52,709	$(42,936)

Amortization of these intangible assets with an average finite useful life primarily ranging from approximately five to twelve years was $9.6 million and $11.9 million for the three and six months ended June 30, 2004, respectively. For all of 2004, the aggregate amortization expense related to these identifiable intangible assets is estimated to be $33.7 million. The aggregate amortization expense is estimated to be approximately $33.6 million for 2005, $31.7 million for 2006, $29.1 million for 2007, and $27.1 million for 2008. In addition, we had approximately $3.4 million of goodwill as of June 30, 2004 and December 31, 2003 which arose from a 2002 acquisition.

Other

During the six months ended June 30, 2004, we made cash payments, assumed certain liabilities and entered into agreements in exchange for equity interests in certain entities. We accounted for the equity interests received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”) and recorded

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

approximately $77.3 million related to the fair value of these equity interests in “Other noncurrent assets” as of June 30, 2004. We account for these unconsolidated investments under either the equity method or cost method of accounting. Approximately $56.5 million in value of these equity interests has been recorded as a deferred credit and will be recognized as reductions to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreements in accordance with the guidance under EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). These deferred credits have been recorded as a component of “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our condensed consolidated balance sheet.

7.     Long-Term Debt

9 3/8% Senior Note Redemption

Effective February 2, 2004, EDBS redeemed the remaining $1.423 billion principal amount of its outstanding 9 3/8% Senior Notes due 2009 at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, were recorded as charges to interest expense in February 2004.

9 1/8% Senior Note Repurchases

During the second quarter of 2004, EDBS repurchased in open market transactions approximately $8.8 million principal amount of its 9 1/8% Senior Notes due 2009. The approximate $1.1 million difference between the market price paid and the principal amount of the notes, together with approximately $0.1 million of unamortized debt issuance costs related to the repurchased notes, were recorded as charges to interest expense during the second quarter of 2004 .

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs – Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the Court issued a final judgment in June 2003. The Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We appealed the fee award and the Court recently vacated the fee award. The District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

In February 2001, Gemstar filed additional patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. We settled all of the litigation with Gemstar during 2004 (Note 6).

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

On January 23, 2004, the judge issued an order finding the ‘066 patent invalid. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. We intend to continue to vigorously

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case and we have moved to have it transferred to the United States District Court for the Northern District of California. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact as to whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the District Court’s denial of our motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is our collection of costs, which were previously granted by the Court.

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

Acacia

In June of 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us although Acacia’s complaint does not identify any products or services that it believes are infringing these patents. These patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet adult content providers in the United States District Court for the Central District of California. On July 12, 2004, that Court issued a Markman ruling which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

On June 14, 2004, Fox Sports Direct (“Fox”) sued us in the United States District Court Central District of California for alleged breach of contract. Fox claims, among other things, that we underpaid license fees for the period from January 2000 through December 2001 and has requested an accounting for the period from January 2000 through June 2003. Fox has claimed damages of $25.0 million, plus interest. An answer has not yet been filed and no discovery has commenced. It is too early to determine whether or not we will have liability for license fees in excess of our paid and accrued programming costs, or for interest.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

9.     Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Satellites	$33,640	$36,003	$67,281	$72,012
Equipment leased to customers	48,057	37,635	85,335	72,819
Furniture, fixtures and equipment	25,681	22,808	53,611	45,971
Amortizable intangibles	9,576	2,638	11,865	5,070
Buildings and improvements	1,132	910	2,271	1,824
Tooling and other	5,848	305	4,176	769

Total depreciation and amortization expense	$123,934	$100,299	$224,539	$198,465

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or equipment leased to customers.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

10.     Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two business units. The “All other” category consists of revenue and expenses from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Revenue
DISH Network	$1,732,662	$1,366,490	$3,271,550	$2,680,807
ETC	25,247	25,742	42,737	44,700
All other	22,142	24,787	47,125	52,584
Eliminations	(2,338)	(2,452)	(3,903)	(4,476)

Total revenue	$1,777,713	$1,414,567	$3,357,509	$2,773,615

Net income (loss)
DISH Network	$90,964	$122,683	$45,350	$177,893
ETC	(8,629)	(381)	(13,339)	(5,915)
All other	2,981	6,491	10,419	14,732

Total net income (loss)	$85,316	$128,793	$42,430	$186,710

11.     Related Party

As previously disclosed, we own 50% of NagraStar LLC (“NagraStar”), a joint venture that provides us with smart cards. As of June 30, 2004, we were committed to purchase approximately $101.3 million of smart cards from NagraStar. Approximately $44.4 million of these commitments had been accrued for as of June 30, 2004 on our condensed consolidated balance sheet.

12.     Subsequent Events

Common Stock Repurchase Programs

As previously disclosed, during the fourth quarter of 2003, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. During the six months ended June 30, 2004, we purchased approximately 22.9 million shares of our Class A common stock for approximately $722.5 million. During the period between July 1 and July 15, 2004, we repurchased approximately 2.9 million additional shares of our Class A common stock for approximately $87.1 million. As of July 15, 2004, we had completed the share repurchase plan, having purchased a total of 31.8 million shares of our Class A common stock for a total of $1.0 billion.

Effective August 9, 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A Common stock. We may make repurchases of our Class A Common stock through open market purchases or privately negotiated transactions subject to market conditions and other factors. Our repurchase programs do not require us to acquire any specific number or amount of securities and any of those programs may be terminated at any time. We may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of our securities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, as well as rental and additional outlet fees from subscribers with multiple set-top boxes. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”) during the first quarter of 2004, “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that agreement. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

Development and implementation fees received from SBC are being recognized in “Subscriber-related revenue” over the next several years. In order to estimate the amount recognized monthly, we first divide the number of co-branded subscribers activated during the month under the SBC agreement by total estimated co-branded subscriber activations during the life of the contract. We then multiply this percentage by the total development and implementation fees received from SBC. The resulting estimated monthly amount is recognized as revenue ratably over an estimated average subscriber life.

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.

Equipment sales. “Equipment sales” consist of sales of digital set-top boxes by our ETC subsidiary to an international DBS service provider. “Equipment sales” also include unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Equipment sales” does not include revenue from sales of equipment to SBC. Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in connection with our installation, in-home service and call center operations, programming expenses, copyright royalties, residual commissions, billing, lockbox, subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, installation and other services related to that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized as the services are performed.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, contracted satellite telemetry, tracking and control services and transponder leases.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with digital set-top boxes and related components sold to an international DBS service provider and unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC. Effective January 1, 2004, “Cost of sales – equipment” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Cost of sales – other.” All prior period amounts conform to the current period presentation.

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

receiver systems sold directly by us to subscribers, net costs related to our free installation promotions and other promotional incentives, and costs related to acquisition advertising. We exclude the value of equipment capitalized under our equipment lease program from our calculation of “Subscriber acquisition costs.” We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of “Subscriber acquisition costs”.

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

Other. The main components of “Other” income and expense are equity in earnings and losses of our affiliates, gains and losses on the sale of investments, or impairment of marketable and non-marketable investment securities.

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

During April 2004, we acquired the C-band subscription television service business of Superstar/Netlink Group LLC (“SNG”), the assets of which primarily consist of acquired customer relationships. Although we expect to convert some of these customer relationships from C-band subscription television services to our DISH Network DBS subscription television service, acquired C-band subscribers are not included in our DISH network subscriber count unless they have also subscribed to our DISH Network DBS television service.

Monthly average revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenues” for the period (total “Subscriber-related revenues” during the period divided by the number of months in the period) by our average DISH Network subscribers for the period. Average DISH Network subscribers are calculated for the period by adding the average DISH Network subscribers for each month and dividing by the number of months in the period. Average DISH Network subscribers for each month are calculated by adding the beginning and ending DISH Network subscribers for the month and dividing by two. As discussed in “Subscriber-related revenue” above, effective January 1, 2004 we include amounts previously reported as “Other subscriber-related revenue” in our ARPU calculation. All prior period amounts conform to the current period presentation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber churn/subscriber turnover. We are not aware of any uniform standards for calculating subscriber churn and believe presentations of subscriber churn may not be calculated consistently by different companies in the same or similar businesses. We calculate percentage monthly subscriber churn by dividing the number of DISH Network subscribers who terminate service during each month by total DISH Network subscribers as of the beginning of that month. We calculate average monthly subscriber churn for any period by dividing the number of DISH Network subscribers who terminated service during that period by the average number of DISH Network subscribers eligible to churn during the period, and further dividing by the number of months in the period. Average DISH Network subscribers eligible to churn during the period are calculated by adding the DISH Network subscribers as of the beginning of each month in the period and dividing by the total number of months in the period.

Free Cash Flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment”, as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003.

	For the Three Months
	Ended June 30,		Variance
	2004	2003	Fav/(Unfav)%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$1,660,502	$1,343,041	$317,461	23.6%
Equipment sales	85,700	63,272	22,428	35.4%
Other	31,511	8,254	23,257	281.8%

Total revenue	1,777,713	1,414,567	363,146	25.7%

Costs and Expenses:
Subscriber-related expenses	900,808	654,699	(246,109)	(37.6%)
% of Subscriber-related revenue	54.2%	48.7%
Satellite and transmission expenses	27,550	16,315	(11,235)	(68.9%)
% of Subscriber-related revenue	1.7%	1.2%
Cost of sales — equipment	67,642	44,715	(22,927)	(51.3%)
% of Equipment sales	78.9%	70.7%
Cost of sales — other	11,260	973	(10,287)	N/A
Subscriber acquisition costs	365,344	285,701	(79,643)	(27.9%)
General and administrative	97,158	89,089	(8,069)	(9.1%)
% of Total revenue	5.5%	6.3%
Non-cash, stock-based compensation	—	(217)	(217)	(100.0%)
Depreciation and amortization	123,934	100,299	(23,635)	(23.6%)

Total costs and expenses	1,593,696	1,191,574	(402,122)	(33.7%)

Operating income	184,017	222,993	(38,976)	(17.5%)

Other income (expense):
Interest income	11,370	14,959	(3,589)	(24.0%)
Interest expense, net of amounts capitalized	(93,388)	(107,715)	14,327	13.3%
Other	(11,874)	1,713	(13,587)	N/A

Total other income (expense)	(93,892)	(91,043)	(2,849)	(3.1%)

Income (loss) before income taxes	90,125	131,950	(41,825)	(31.7%)
Income tax benefit (provision), net	(4,809)	(3,157)	(1,652)	(52.3%)

Net income (loss)	$85,316	$128,793	$(43,477)	(33.8%)

Subscribers (in millions), as of period end	10.125	8.800	1.325	15.1%

Subscriber additions, net	340,000	270,000	70,000	25.9%

Monthly churn percentage	1.71%	1.67%	(0.04%)	(2.4%)

Average subscriber acquisition costs per subscriber (“SAC”)	$431	$408	$(23)	(5.6%)

Average revenue per subscriber (“ARPU”)	$55.59	$51.69	$3.90	7.5%

EBITDA	$296,077	$325,005	$(28,928)	(8.9%)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH Network subscribers. As of June 30, 2004, we had approximately 10.125 million DISH Network subscribers compared to approximately 8.800 million DISH Network subscribers at June 30, 2003, an increase of approximately 15.1%. DISH Network added approximately 340,000 net new DISH Network subscribers for the quarter ended June 30, 2004 compared to approximately 270,000 net new DISH Network subscribers during the same period in 2003. As the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.661 billion for the three months ended June 30, 2004, an increase of $317.5 million or 23.6% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below. DISH Network “Subscriber-related revenue” will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $55.59 during the three months ended June 30, 2004 and approximately $51.69 during the same period in 2003. The $3.90 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 on some of our most popular packages, a reduction in the number of subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes. We provided local channels by satellite in 136 markets as of June 30, 2004 as compared to 69 markets as of June 30, 2003. This increase was also partially attributable to revenue from equipment sales, installation and other services related to our relationship with SBC. While there can be no assurance, we expect revenues from this relationship, particularly the installation revenues, to continue to have a positive impact on ARPU in the near term to the extent that we continue to add co-branded subscribers under the agreement.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Equipment sales. For the three months ended June 30, 2004, “Equipment sales” totaled $85.7 million, an increase of $22.4 million compared to the same period during 2003. This increase principally resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. The increase in sales of DBS accessories primarily relates to, among other things, subscriber equipment upgrades to support the launch of additional programming, including local markets. The increase in “Equipment sales” was partially offset by a decrease in sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $900.8 million during the three months ended June 30, 2004, an increase of $246.1 million or 37.6% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 54.2% and 48.7% of “Subscriber-related revenue” during the three months ended June 30, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by a larger dish, or “SuperDISH”, used to receive programming from our FSS satellites. This increase also resulted from an approximate $13.0 million charge during the three months ended June 30, 2004 to establish a reserve for estimated expenses related to prior periods, and further to cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. Since margins related to our co-branded subscribers are lower than for our traditional subscribers, we expect this relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under the agreement. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by the increase in monthly average revenue per DISH Network subscriber discussed above. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue.”

We currently offer local broadcast channels in approximately 143 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, it is expected that subscriber churn would be negatively impacted.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $27.6 million during the three months ended June 30, 2004, an $11.2 million increase compared to the same period in 2003. This increase primarily resulted from launch and operational costs, including lease payment obligations pursuant to our Fixed Satellite Service (“FSS”) agreements, associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.7% and 1.2% of “Subscriber-related revenue” during each of the three months ended June 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support launches of our local markets discussed above. These expenses will increase further in the future to the extent we enter into additional satellite lease agreements, obtain traditional satellite insurance, and to the extent we increase the operations at our digital broadcast centers as, among other things, additional satellites are placed in service and additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $67.6 million during the three months ended June 30, 2004, an increase of $22.9 million compared to the same period in 2003. This increase related primarily to the increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically discussed above and a $6.7 million write-off of certain defective DBS accessories provided by a bankrupt supplier. “Cost of sales — equipment” represented 78.9% and 70.7% of “Equipment sales”, during the three months ended June 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to the write-off of certain defective DBS accessories discussed above.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $365.3 million for the three months ended June 30, 2004, an increase of $79.6 million or 27.9% compared to the same period in 2003. The increase in “Subscriber acquisition costs” was directly attributable to a larger number of gross DISH Network subscriber additions during the three months ended June 30, 2004 compared to the same period in 2003. “Subscriber acquisition costs” during the three months ended June 30, 2003 included a benefit of approximately $34.4 million resulting from a litigation settlement which also contributed to the increase. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC” below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

SAC. Subscriber acquisition costs per new DISH Network subscriber activation (“SAC”) were approximately $431 for the three months ended June 30, 2004 and approximately $408 during the same period in 2003. SAC during the three months ended June 30, 2003 included a benefit of approximately $34.4 million discussed above. Absent this benefit, our SAC for the three months ended June 30, 2003 would have been approximately $49 higher, or $457. The decrease in SAC during the three months ended June 30, 2004 as compared to the same period in 2003 (excluding this benefit) was primarily attributable to an increase in DISH Network subscribers participating in our equipment lease program, the acquisition of co-branded subscribers during 2004, and reduced subscriber acquisition advertising. These factors were partially offset by more expensive promotions we offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during the three months ended June 30, 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to the same period in 2003. Finally, subscribers added during the three months ended June 30, 2004 received more free equipment and less discounted programming than new subscribers activated during the comparable period in 2003. This change in promotional mix increased both SAC and ARPU for the three months ended June 30, 2004 as compared to the same period in 2003. Our “Subscriber acquisition costs”, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. If these amounts were included, our SAC would have been approximately $576 during the three months ended June 30, 2004 compared to $441 during the same period in 2003. As discussed above, “Subscriber acquisition costs” during the three months ended June 30, 2003 included a benefit of approximately $34.4 million or $49 per subscriber related to a litigation settlement. Absent this benefit, our SAC, including the value of equipment capitalized under our equipment lease program and including payments and the value of returned equipment relating to disconnecting lease program subscribers would have been $490 for the three months ended June 30, 2003. Our equipment lease penetration increased during the three months ended June 30, 2004 as compared to the same period in 2003. Additional penetration of our equipment lease program will increase capital expenditures. See further discussion of capitalized subscriber acquisition costs and payments and certain returned equipment relating to disconnecting lease program subscribers included in “Liquidity and Capital Resources – Subscriber Acquisition and Retention Costs”.

General and administrative expenses. “General and administrative expenses” totaled $97.2 million during the three months ended June 30, 2004, an increase of $8.1 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.5% and 6.3% of “Total revenue” during the three months ended June 30, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues discussed above and administrative efficiencies.

Depreciation and amortization. “Depreciation and amortization” expense totaled $123.9 million during the three months ended June 30, 2004, a $23.6 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other additional depreciable assets placed in service during the second half of 2003 and the six months ended June 30, 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the three months ended June 30, 2004. This partially offset the increase in depreciation expense discussed above.

Interest expense, net of amounts capitalized. “Interest expense” totaled $93.4 million during the three months ended June 30, 2004, a decrease of $14.3 million compared to the same period in 2003. This decrease primarily resulted from a reduction in interest expense of approximately $57.5 million as a result of debt redemptions and repurchases during 2003 and 2004. This decrease was partially offset by additional interest expense totaling approximately $40.0 million related to our $500.0 million 3% Convertible Subordinated Note due 2010 issued during July 2003 and our $2.5 billion aggregate of senior notes issued during October 2003, together with prepayment premiums and the write-off of debt

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

issuance costs totaling approximately $1.2 million related to repurchases of our 9 1/8% Senior Notes due 2009 during the second quarter of 2004.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $296.1 million during the three months ended June 30, 2004, compared to $325.0 million during the same period in 2003. EBITDA during the three months ended June 30, 2003 included a benefit of approximately $34.4 million related to a litigation settlement. Absent this 2003 benefit, our EBITDA for the three months ended June 30, 2004 would have been $5.5 million higher than EBITDA for the comparable period in 2003. The increase in EBITDA (excluding this benefit) was primarily attributable to increases in ARPU and in the number of DISH Network subscribers and an increase in the number of DISH Network subscribers participating in our equipment lease program (which results in an increase in capital expenditures and less SAC). The increase in EBITDA is also attributable in part to the acquisition of co-branded subscribers, which reduces overall SAC. These factors were partially offset by a higher number of gross DISH Network subscribers additions during the three months ended June 30, 2004 as compared to the same period in 2003 and by a decrease in “Other” income, principally related to $9.5 million in net losses realized from the sale of certain securities from our marketable and non-marketable investment portfolio together with increases in our “Subscriber-related expenses” and “Satellite and transmission expenses” as a percentage of “Subscriber-related revenue”. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $147.4 million and $29.8 million during the three months ended June 30, 2004 and 2003, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended June 30,
	2004	2003
	(In thousands)
EBITDA	$296,077	$325,005
Less:
Interest expense, net of amounts capitalized and interest income	82,018	92,756
Income tax provision (benefit), net	4,809	3,157
Depreciation and amortization	123,934	100,299

Net income (loss)	$85,316	$128,793

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

Income tax benefit (provision), net. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying condensed consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We currently have an approximately $1.1 billion valuation allowance recorded as an offset against all of our net deferred tax assets. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. In the future, if we believe that it is more likely than not that some or all of our deferred tax assets will be realized, the current valuation allowance, or some

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

portion of it, would be reversed. Reversing our current recorded valuation allowance would have a material positive impact on our “Net income (loss)” for future periods. However, there can be no assurance if or when all or a portion of our valuation allowance will be reversed.

Net income (loss). “Net income” was $85.3 million during the three months ended June 30, 2004, a decrease of $43.5 million compared to $128.8 million for the same period in 2003. The decrease was primarily attributable to decreases in “Operating income” and “Other” income resulting from the factors discussed above, partially offset by a decrease in “Interest expense, net of amounts capitalized.” Our future net income (loss) results will be negatively impacted to the extent we introduce more aggressive marketing promotions that materially increase our subscriber acquisition costs since these subscriber acquisition costs are generally expensed as incurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003.

	For the Six Months
	Ended June 30,		Variance
	2004	2003	Fav/(Unfav)%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$3,154,012	$2,636,186	$517,826	19.6%
Equipment sales	162,330	119,267	43,063	36.1%
Other	41,167	18,162	23,005	126.7%

Total revenue	3,357,509	2,773,615	583,894	21.1%

Costs and Expenses:
Subscriber-related expenses	1,672,442	1,287,525	(384,917)	(29.9%)
% of Subscriber-related revenue	53.0%	48.8%
Satellite and transmission expenses	53,562	32,341	(21,221)	(65.6%)
% of Subscriber-related revenue	1.7%	1.2%
Cost of sales — equipment	120,884	84,510	(36,374)	(43.0%)
% of Equipment sales	74.5%	70.9%
Cost of sales — other	12,132	1,904	(10,228)	N/A
Subscriber acquisition costs	781,643	593,888	(187,755)	(31.6%)
General and administrative	184,944	171,469	(13,475)	(7.9%)
% of Total revenue	5.5%	6.2%
Non-cash, stock-based compensation	1,180	1,772	592	33.4%
Depreciation and amortization	224,539	198,465	(26,074)	(13.1%)

Total costs and expenses	3,051,326	2,371,874	(679,452)	(28.6%)

Operating income	306,183	401,741	(95,558)	(23.8%)

Other income (expense):
Interest income	26,659	30,475	(3,816)	(12.5%)
Interest expense, net of amounts capitalized	(274,848)	(238,216)	(36,632)	(15.4%)
Other	(11,709)	1,099	(12,808)	N/A

Total other income (expense)	(259,898)	(206,642)	(53,256)	(25.8%)

Income (loss) before income taxes	46,285	195,099	(148,814)	(76.3%)
Income tax benefit (provision), net	(3,855)	(8,389)	4,534	54.0%

Net income (loss)	$42,430	$186,710	$(144,280)	(77.3%)

Subscribers (in millions), as of period end	10.125	8.800	1.325	15.1%

Subscriber additions, net	700,000	620,000	80,000	12.9%

Monthly churn percentage	1.60%	1.51%	(0.09%)	(6.0%)

Average subscriber acquisition costs per subscriber (“SAC”)	$478	$428	$(50)	(11.7%)

Average revenue per subscriber (“ARPU”)	$53.71	$51.65	$2.06	4.0%

EBITDA	$519,013	$601,305	$(82,292)	(13.7%)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $3.154 billion for the six months ended June 30, 2004, an increase of $517.8 million or 19.6% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below. The increase in “Subscriber-related revenue” was partially offset by our free and reduced price programming promotions. This increase was also partially offset by credits issued to our subscribers as a result of Viacom’s decision, during the first quarter of 2004, to temporarily revoke our right to distribute their programming channels.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $53.71 during the six months ended June 30, 2004 and approximately $51.65 during the same period in 2003. The $2.06 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes. This increase was also partially attributable to revenue from equipment sales, installation and other services related to our relationship with SBC. These increases were partially offset by subscriber promotions under which new subscribers received selected free programming for the first three months of their term of service, other promotions under which new subscribers received discounted programming, and the credits issued to our subscribers for the temporary unavailability of Viacom programming discussed above.

Equipment sales. For the six months ended June 30, 2004, “Equipment sales” totaled $162.3 million, an increase of $43.1 million compared to the same period during 2003. This increase principally resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. The increase in sales of DBS accessories primarily relates to, among other things, subscriber equipment upgrades to support the launch of additional programming, including local markets. The increase in “Equipment sales” was partially offset by a decrease in sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.672 billion during the six months ended June 30, 2004, an increase of $384.9 million or 29.9% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.0% and 48.8% of “Subscriber-related revenue” during the six months ended June 30, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by our SuperDISH. This increase also resulted from an approximate $13.0 million charge during the six months ended June 30, 2004 to establish a reserve for estimated expenses related to prior periods, and further to cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by an increase in monthly average revenue per DISH Network subscriber discussed above.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $53.6 million during the six months ended June 30, 2004, a $21.2 million increase compared to the same period in 2003. This increase primarily resulted from launch and operational costs, including lease payment obligations pursuant to our Fixed Satellite Service (“FSS”) agreements, associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.7% and 1.2% of “Subscriber-related revenue” during each of the six months ended June 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support launches of our local markets discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Cost of sales – equipment. “Cost of sales – equipment” totaled $120.9 million during the six months ended June 30, 2004, an increase of $36.4 million compared to the same period in 2003. This increase related primarily to the increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically discussed above and a $6.7 million write-off of certain defective DBS accessories provided by a bankrupt supplier. “Cost of sales — equipment” represented 74.5% and 70.9% of “Equipment sales”, during the six months ended June 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to the write-off of certain defective DBS accessories discussed above.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $781.6 million for the six months ended June 30, 2004, an increase of $187.8 million or 31.6% compared to the same period in 2003. The increase in “Subscriber acquisition costs” was directly attributable to a larger number of gross DISH Network subscriber additions during the six months ended June 30, 2004 compared to the same period in 2003. “Subscriber acquisition costs” during the six months ended June 30, 2003 included a benefit of approximately $34.4 million resulting from a litigation settlement which also contributed to the increase. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC” below.

SAC. Subscriber acquisition costs per new DISH Network subscriber activation (“SAC”) were approximately $478 for the six months ended June 30, 2004 and approximately $428 during the same period in 2003. SAC during the six months ended June 30, 2003 included the benefit of approximately $34.4 million discussed above. Absent this benefit, our SAC for the six months ended June 30, 2003 would have been approximately $25 higher, or $453. The increase in SAC during the six months ended June 30, 2004 as compared to the same period in 2003 (excluding this benefit) was primarily attributable to more expensive promotions we offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during the six months ended June 30, 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to the same period in 2003. Finally, subscribers added during the six months ended June 30, 2004 received more free equipment and less discounted programming than new subscribers activated during the comparable period in 2003. This change in promotional mix increased both SAC and ARPU for the six months ended June 30, 2004 as compared to the same period in 2003. These factors were partially offset by an increase in DISH Network subscribers participating in our equipment lease program, the acquisition of co-branded subscribers during 2004, and reduced subscriber acquisition advertising.

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. If these amounts were included, our SAC would have been approximately $590 during the six months ended June 30, 2004 compared to $460 during the same period in 2003. As discussed above, “Subscriber acquisition costs” during the six months ended June 30, 2003 included a benefit of approximately $34.4 million or $25 per subscriber related to a litigation settlement. Absent this benefit, our SAC, including the value of equipment capitalized under our equipment lease program and including payments and the value of returned equipment relating to disconnecting lease program subscribers would have been $485 for the six months ended June 30, 2003. Our equipment lease penetration increased during the six months ended June 30, 2004 as compared to the same period in 2003.

General and administrative expenses. “General and administrative expenses” totaled $184.9 million during the six months ended June 30, 2004, an increase of $13.5 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.5% and 6.2% of “Total revenue” during the six months ended June 30, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues discussed above and administrative efficiencies.

Depreciation and amortization. “Depreciation and amortization” expense totaled $224.5 million during the six months ended June 30, 2004, a $26.1 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other additional depreciable assets placed in service during the second

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

half of 2003 and the six months ended June 30, 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the six months ended June 30, 2004. This partially offset the increase in depreciation expense discussed above.

Interest expense, net of amounts capitalized. “Interest expense” totaled $274.8 million during the six months ended June 30, 2004, an increase of $36.6 million compared to the same period in 2003. This increase primarily resulted from prepayment premiums and the write-off of debt issuance costs totaling approximately $78.7 million related to the redemption of our 9 3/8% Senior Notes due 2009 during February 2004 and the repurchase of $8.8 million of our 9 1/8% Senior Notes due 2009 during the second quarter of 2004. The increase also resulted from additional interest expense totaling approximately $80.1 million related to our $500.0 million 3% Convertible Subordinated Note due 2010 issued during July 2003 and our $2.5 billion aggregate of senior notes issued during October 2003. This increase was partially offset by a reduction in interest expense of approximately $105.3 million as a result of the debt redemptions and repurchases during 2003 and 2004, and prepayment premiums and the write-off of debt issuance costs totaling approximately $20.6 million related to the redemption of our 9 1/4 % Senior Notes due 2006 during February 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $519.0 million during the six months ended June 30, 2004, compared to $601.3 million during the same period in 2003. EBITDA during the six months ended June 30, 2003 included a benefit of approximately $34.4 million related to a litigation settlement which contributed to the current period $82.3 million decrease in EBITDA. The decrease in EBITDA was primarily attributable to a higher number of gross DISH Network subscribers additions during the six months ended June 30, 2004 as compared to the same period in 2003 and by a decrease in “Other” income, principally related to $8.5 million in net losses realized from the sale of certain securities from our marketable and non-marketable investment portfolio together with increases in our “Subscriber-related expenses” and “Satellite and transmission expenses” as a percentage of “Subscriber-related revenue”. These factors were partially offset by increases in ARPU and in the number of DISH Network subscribers and an increase in the number of DISH Network subscribers participating in our equipment lease program (which results in an increase in capital expenditures and less SAC). The decrease in EBITDA was also partially offset in part to the acquisition of co-branded subscribers, which reduces overall SAC. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $221.8 million and $54.9 million during the six months ended June 30, 2004 and 2003, respectively.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
EBITDA	$519,013	$601,305
Less:
Interest expense, net of amounts capitalized and interest income	248,189	207,741
Income tax provision (benefit), net	3,855	8,389
Depreciation and amortization	224,539	198,465

Net income (loss)	$42,430	$186,710

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

Net income (loss). “Net income” was $42.4 million during the six months ended June 30, 2004, a decrease of $144.3 million compared to $186.7 million for the same period in 2003. The decrease was primarily attributable to decreases in “Operating income” and “Other” income and increases in “Interest expense, net of amounts capitalized” resulting from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources

All liquid investments purchased with an original maturity of 90 days or less are classified as cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of June 30, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $1.856 billion, including $107.1 million of cash reserved for satellite insurance and approximately $30.5 million of other restricted cash and marketable investment securities, compared to $4.170 billion, including $176.8 million of cash reserved for satellite insurance and $20.0 million of restricted cash and marketable investment securities, as of December 31, 2003. As previously discussed, effective February 2, 2004, EDBS redeemed the remainder of its 9 3/8% Senior Notes due 2009. The redemption reduced our unrestricted cash by approximately $1.490 billion. As an indirect result of this redemption, during February 2004, we were able to reclassify approximately $57.2 million representing the depreciated cost of two of our satellites from cash reserved for satellite insurance to cash and cash equivalents. Repurchases of our Class A Common Stock further reduced our unrestricted cash and marketable investment securities by approximately $703.0 million during the six months ended June 30, 2004. Subsequent to June 30, 2004, we repurchased additional shares of our Class A Common stock for approximately $87.1 million.

Free Cash Flow

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments but excluding purchases of property and equipment. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income”, “Net income”, “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure — “Net cash flows from operating activities”. Free cash flow is not the same as residual cash available for discretionary expenditures, since it excludes cash required for debt service. Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise.

Free cash flow was $149.2 million and $276.0 million for the six months ended June 30, 2004 and 2003, respectively. The decrease from 2003 to 2004 of approximately $126.8 million resulted from an approximately $164.7 million increase in “Purchases of property and equipment” partially offset by an increase in “Net cash flows from operating activities” of approximately $38.0 million. The increase in “Net cash flows from operating activities” was primarily attributable to significantly more cash flow generated by changes in operating assets and liabilities in 2004 as compared to 2003, partially offset by lower net income for the six months ended June 30, 2004 as compared to net income for the same period in 2003. Cash flow from changes in operating assets and liabilities was $169.5 million during the six months ended June 30, 2004 compared to $35.9 million for the same period in 2003. The improvement in cash flow from changes in operating assets and liabilities resulted from increases in accounts payable and accrued programming expenses due to the timing of certain payments, and an increase in deferred revenue primarily attributable to equipment sales and development and implementation fees related to our relationship with SBC. The improvement in cash flows from changes in operating assets and liabilities was partially offset by rising inventory levels and our deferral of costs related to equipment sales to SBC. The improvement was also partially offset by increases in accounts receivable attributable to continued DISH Network subscriber growth, receivables from subscribers previously subsidized through our free and discounted programming promotions and receivables related to our relationship with SBC. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for equipment under our lease program and for satellite construction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

The following table reconciles free cash flow to “Net cash flows from operating activities”.

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
Free cash flow	$149,239	$275,973
Add back:
Purchases of property and equipment	322,022	157,289

Net cash flows from operating activities	$471,261	$433,262

During the six months ended June 30, 2004 and 2003, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.

Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a component of “Accumulated other comprehensive income”, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thereby establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of June 30, 2004 and December 31, 2003, we had unrealized gains of approximately $29.2 million and $79.6 million, respectively, as a part of “Accumulated other comprehensive income” within “Total stockholders’ deficit”. During the six months ended June 30, 2004, we did not record any charges to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net losses of approximately $8.5 million on the sales of marketable and non-marketable investment securities. Our approximately $1.856 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $153.2 million as of June 30, 2004. During the six months ended June 30, 2004, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made, and may continue in the future to make, strategic equity investments in securities that are not publicly traded, including equity interests we received in exchange for cash and non-cash consideration (See Note 6 to our Condensed Consolidated Financial Statements). Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the six months ended June 30, 2004, we did not record any impairment charges with respect to these instruments.

Subscriber Turnover

Our percentage monthly subscriber churn for the six months ended June 30, 2004 was approximately 1.60%, compared to our percentage subscriber churn for the same period in 2003 of approximately 1.51%. We believe the increase in subscriber churn resulted from a number of factors, including but not limited to competition from digital cable, cable bounties, piracy, temporary customer service deficiencies resulting from rapid expansion of our installation, in-home service and call center operations, and from increasingly complex products, impacts from the temporary unavailability of Viacom programming, and the changes in promotional mix discussed below. While we believe the impact of many of these factors will diminish with time, there can be no assurance that these and other factors will not continue to contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers. While these subscribers typically churn at a higher rate, they are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Effective February 1, 2004, we introduced our Digital Home Advantage promotion. Under this promotion, subscribers who lease equipment are not required to enter into annual or longer programming commitments. Therefore, Digital Home Advantage subscribers may be more likely to terminate during their first year of service since there is no financial disincentive for them to terminate. Prior to introduction of this promotion, a greater percentage of our new DISH Network subscribers entered into one or two year commitments, obligating them to pay cancellation fees for early termination. Since the number of our DISH Network subscribers with expiring commitments currently exceeds the number of new multi-period commitment subscribers we are acquiring, subscriber churn has been and will be adversely impacted for approximately the next 12 months while these changes in promotional mix are being absorbed. However, we believe that any impact on our overall economic return has been, and will continue to be, mitigated by the

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

acquisition of more DISH Network subscribers under our Digital Home Advantage promotion whereby upon customer disconnect, the equipment is returned and may be redeployed to future subscribers.

We currently offer local broadcast channels in approximately 143 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, it is expected that subscriber churn would be negatively impacted.

In addition, if the FCC finds that our current “must carry” methods are not in compliance with the “must carry” rules, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in subscriber churn and a small reduction in average monthly revenue per subscriber.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Subscriber Acquisition and Retention Costs

As previously described, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our spending for subscriber acquisition costs, and to a lesser extent subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Our average subscriber acquisition costs were approximately $478 per new subscriber activation during the six months ended June 30, 2004. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards subscribers with multiple receivers and advanced products, will attract better long-term subscribers. Our “Subscriber acquisition costs”, both in the aggregate and on a per new subscriber activation basis may materially increase in future periods to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. We anticipate that our per activation subscriber acquisition costs will continue to be positively impacted as we continue to add co-branded subscribers to our subscriber base.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. Equipment capitalized under our lease program for new customers totaled approximately $209.4 million and $55.6 million for the six months ended June 30, 2004 and 2003, respectively. Returned equipment relating to disconnecting lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned, totaled approximately $27.8 million and $11.2 million during the six months ended June 30, 2004 and 2003, respectively. Our equipment lease penetration increased during the six months ended June 30, 2004 as compared to the same period in 2003. Our per activation subscriber acquisition costs will be positively impacted to the extent our equipment lease penetration continues to increase. Additional penetration of our equipment lease program will also increase capital expenditures.

We also offer various programs to existing subscribers including programs for new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of EchoStar receivers pursuant to our subscriber retention programs. Costs related to subscriber retention programs are expected to continue to increase during the remainder of 2004.

Cash necessary to fund subscriber acquisition and retention costs are expected to be satisfied from existing cash and marketable investment securities balances to the extent available. We may, however, decide to raise additional capital in the future to meet these requirements. If we decided to raise capital today, a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

Obligations and Future Capital Requirements

As of June 30, 2004, the indentures related to certain of EDBS’ outstanding senior notes contain restrictive covenants that required us to maintain satellite insurance with respect to at least the depreciated cost of three of the ten satellites EDBS owns or leases. We currently do not carry traditional insurance for any of our satellites. To satisfy insurance covenants related to EDBS’ senior notes, we classify an amount equal to the depreciated cost of three of our satellites as “Cash reserved for satellite insurance” on our balance sheet. As of June 30, 2004, cash reserved for satellite insurance totaled approximately $107.1 million. We will continue to reserve cash for satellite insurance on our balance sheet until such time, if ever, as we again insure our satellites on acceptable terms and for acceptable amounts or until the covenants requiring that insurance are no longer applicable. We believe we have satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our satellites fails. However, the “Cash reserved for satellite insurance” is not adequate to fund the construction, launch and insurance for a replacement satellite, and it typically takes several years to design, construct and launch a satellite. Programming continuity cannot be assured in the event of multiple satellite losses.

As of June 30, 2004, our purchase obligations, primarily consisting of binding purchase orders for EchoStar satellite receiver systems and related equipment and for products and services related to the operation of our DISH Network, totaled approximately $935.4 million. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements. The future maturities of our satellite-related obligations and operating leases did not change materially during the six months ended June 30, 2004.

We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and marketable investment securities balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance that we will be successful in achieving any or all of our goals. The amount of capital required to fund our future working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition, including capitalized costs associated with our lease program. Our capital expenditures will also vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of a continued general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

From time to time, we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital. Further, effective August 9, 2004 our Board of Directors approved the repurchase of up to an additional $1.0 billion of our Class A Common Stock, which could require that we raise additional capital (See Note 12 to the Condensed Consolidated Financial Statements). Finally the indenture governing our $1.0 billion outstanding principal amount of 10 3/8% Senior Notes due 2007 provides that we can redeem them commencing October 1, 2004 at a price of 105.188% for a total of $1.052 billion plus accrued and unpaid interest. While we have not reached any decision whether to redeem or repurchase the notes, the redemption or repurchase of these notes also could require that we raise additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of June 30, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $1.856 billion. Of that amount, a total of approximately $1.703 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2004 of approximately 1.9%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $5.4 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At June 30, 2004, all of the $1.703 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

Included in our marketable securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of June 30, 2004, we held strategic and financial debt and equity investments of public companies with a fair market value of approximately $153.2 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair market value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $15.3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK - continued

million decrease in the fair market value of that portfolio. The fair market value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a component of “Accumulated other comprehensive income”, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thereby establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of June 30, 2004 and December 31, 2003, we had unrealized gains of approximately $29.2 million and $79.6 million, respectively, as a part of “Accumulated other comprehensive income” within “Total stockholders’ deficit”. During the six months ended June 30, 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net losses of approximately $8.5 million on the sales of marketable and non-marketable investment securities. During the six months ended June 30, 2004, our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have made, and may continue in the future to make, strategic equity investments in securities that are not publicly traded, including equity interests we received in exchange for cash and non-cash consideration (See Note 6 to our Condensed Consolidated Financial Statements). Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the six months ended June 30, 2004, we did not record any impairment charges with respect to these instruments.

As of June 30, 2004, we estimated the fair market value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.635 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair market value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair market value of our debt by approximately $131.0 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2004, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $36.4 million.

We have not used derivative financial instruments for hedging or speculative purposes.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs – Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the Court issued a final judgment in June 2003. The Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We appealed the fee award and the Court recently vacated the fee award. The District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

PART II – OTHER INFORMATION

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

In February 2001, Gemstar filed additional patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. We settled all of the litigation with Gemstar during 2004 (See Note 6 to the Condensed Consolidated Financial Statements).

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

A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling; we filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the low- volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded us our court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit. On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal

PART II – OTHER INFORMATION

Circuit Decision was denied. Based upon the settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

On January 23, 2004, the judge issued an order finding the ‘066 patent invalid. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case and we have moved to have it transferred to the United States District Court for the Northern District of California. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact as to whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the

PART II – OTHER INFORMATION

representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the District Court’s denial of our motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is our collection of costs, which were previously granted by the Court.

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

Acacia

In June of 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us although Acacia’s complaint does not identify any products or services that it believes are infringing these patents. These patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet adult content providers in the United States District Court for the Central District of California. On July 12, 2004, that Court issued a Markman ruling which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

On June 14, 2004, Fox Sports Direct (“Fox”) sued us in the United States District Court Central District of California for alleged breach of contract. Fox claims, among other things, that we underpaid license fees for the period from January 2000 through December 2001 and has requested an accounting for the period from January 2000 through June 2003. Fox has claimed damages of $25.0 million, plus interest. An answer has not yet been filed and no discovery has commenced. It is too early to determine whether or not we will have liability for license fees in excess of our paid and accrued programming costs, or for interest.

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

PART II – OTHER INFORMATION

Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has conducted approximately thirty-five days of hearings. The insurers have requested additional proceedings in the New York arbitration before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance as to when an arbitration award may be made and what amount, if any, we will receive in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

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

PART II – OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our Class A Common stock made by us for the period from January 1 through July 15, 2004. As of July 15, 2004, we completed our stock repurchase plan, having purchased a total of 31.8 million shares of our Class A Common stock for a total of $1.0 billion:

	Total		Total Number of	Maximum Approximate
	Number of	Average	Shares Purchased as	Dollar Value of Shares
	Shares	Price	Part of Publicly	that May Yet be
	Purchased	Paid per	Announced Plans or	Purchased Under the
Period	(a)	Share	Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2004	—	$—	—	$809,639
February 1 - February 29, 2004	—	$—	—	$809,639
March 1 - March 31, 2004	2,085,000	$32.73	2,085,000	$741,371
April 1 - April 30, 2004	3,098,800	$32.93	3,098,800	$639,300
May 1 - May 31, 2004	10,964,600	$31.11	10,964,600	$298,065
June 1 - June 30, 2004	6,797,658	$31.02	6,797,658	$87,144
July 1 - July 15, 2004	2,932,356	$29.71	2,932,356	$—

Total	25,878,414	$31.28	25,878,414	$—

(a)	During the period from January 1 through July 15, 2004 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common stock on November 22, 2003. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on November 28, 2003 and which expires on the earlier of December 1, 2004 or when an aggregate amount of $1.0 billion of stock has been purchased. All purchases were made through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the period from January 1 through July 15, 2004. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes. The maximum approximate dollar value of our stock that may yet be purchased under the plan reflects the $1.0 billion authorized by our Board of Directors during November 2003 less, the cost of the purchases of approximately $809.6 million and $190.4 million for the period from January 1 through July 15, 2004 and during November and December 31, 2003, respectively. As of July 15, 2004, we completed the November 2003 plan, having purchased a total of 31.8 million shares of our Class A Common stock for a total of $1.0 billion.

Effective August 9, 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A Common stock, which is not included in the table above. We may make repurchases of our Class A Common stock under this plan through open market purchases or privately negotiated transactions subject to market conditions and other factors. Our repurchase programs do not require us to acquire any specific number or amount of securities and any of those programs may be terminated at any time. We may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of our securities.

PART II – OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of our shareholders held on May 6, 2004:

a.	The election of James DeFranco, Michael T. Dugan, Cantey Ergen, Charles W. Ergen, Raymond L. Friedlob, Steven R. Goodbarn, David K. Moskowitz and C. Michael Schroeder as directors to serve until the 2005 annual meeting of shareholders; and

b.	Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.

All matters voted on at the annual meeting were approved. The voting results were as follows:

	Votes
	For	Against	Withheld
Election as directors:
James DeFranco	2,525,783,836	—	69,786,621
Michael T. Dugan	2,525,776,901	—	69,793,556
Cantey Ergen	2,525,752,843	—	69,817,614
Charles W. Ergen	2,526,413,514	—	69,156,943
Raymond L. Friedlob	2,571,491,735	—	24,078,722
Steven R. Goodbarn	2,571,483,473	—	24,086,984
David K. Moskowitz	2,525,771,816	—	69,798,641
C. Michael Schroeder	2,571,527,345	—	24,043,112

Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004	2,583,224,245	12,236,587	109,625

PART II – OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1***	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar.

10.2***	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and Echostar.

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Michael R. McDonnell
Michael R. McDonnell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2004

EXHIBIT INDEX

10.1***	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar.

10.2***	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and Echostar.

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.