Form 10-Q
period 2004-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 2004-11-09
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 29, 2004, the Registrant’s outstanding common stock consisted of 216,046,750 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I - FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements	i
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2004 and December 31, 2003 (Unaudited)	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	41
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	None
Item 4. Submission of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits	50
Signatures	51
Section 302 Certification by Chairman and CEO
Section 302 Certification by Principal Financial Officer
Section 906 Certification by Chairman and CEO
Section 906 Certification by Principal Financial Officer

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	partners in our co-branding and other distribution relationships may de-emphasize or discontinue their efforts to acquire DISH Network subscribers, or may begin offering non-DISH Network video services, which would cause our subscriber additions and related revenue to decline and could cause our subscriber turnover and other costs to increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	new provisions of the Satellite Home Viewer Improvement Act may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives which could result in extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites, and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

i

•	We are in the process of evaluating and testing our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to report that our internal controls over financial reporting are effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal control over financial reporting), we could lose investor confidence in the accuracy of our financial reports, which in turn could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

ii

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	September 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$951,698	$1,290,859
Marketable investment securities	664,068	2,682,115
Trade accounts receivable, net of allowance for uncollectible accounts of $9,089 and $12,185, respectively	438,952	345,673
Inventories	382,062	155,147
Other current assets	110,264	99,321

Total current assets	2,547,044	4,573,115
Restricted cash and marketable investment securities	30,510	19,974
Cash reserved for satellite insurance (Note 5)	101,179	176,843
Property and equipment, net of accumulated depreciation of $1,499,287 and $1,243,786, respectively	2,179,898	1,876,459
FCC authorizations	739,326	696,409
Insurance receivable	106,000	106,000
Other noncurrent assets (Note 6)	465,834	136,218

Total assets	$6,169,791	$7,585,018

Liabilities and Stockholders’ Deficit
Current Liabilities:
Trade accounts payable	$278,383	$173,637
Deferred revenue and other	691,787	514,831
Accrued programming	565,593	366,497
Other accrued expenses	497,144	478,973
Current portion of long-term obligations	16,767	14,995
10 3/8 % Senior Notes due 2007 (Note 12)	1,000,000	—
9 3/8% Senior Notes due 2009 (Note 7)	—	1,423,351

Total current liabilities	3,049,674	2,972,284

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007 (Note 12)	—	1,000,000
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 7)	446,153	455,000
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011 (Note 7)	25,000	—
Mortgages and other notes payable, net of current portion	42,805	44,327
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities (Note 6)	317,200	145,931

Total long-term obligations, net of current portion	4,831,158	5,645,258

Total liabilities	7,880,832	8,617,542

Commitments and Contingencies (Note 8)
Stockholders’ Deficit:
Class A Common Stock, $.01 par value, 1,600,000,000 shares authorized, 247,800,202 and 246,285,633 shares issued, 216,006,688 and 240,370,533 shares outstanding, respectively	2,478	2,463
Class B Common Stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C Common Stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,758,679	1,733,805
Non-cash, stock-based compensation	—	(1,180)
Accumulated other comprehensive income	41,323	80,991
Accumulated deficit	(2,515,905)	(2,660,596)
Treasury stock, at cost	(1,000,000)	(190,391)

Total stockholders’ deficit	(1,711,041)	(1,032,524)

Total liabilities and stockholders’ deficit	$6,169,791	$7,585,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenue:
Subscriber-related revenue	$1,733,494	$1,365,827	$4,887,506	$4,002,013
Equipment sales	97,777	78,323	260,107	197,590
Other	31,342	8,145	72,509	26,307

Total revenue	1,862,613	1,452,295	5,220,122	4,225,910

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 9)	929,008	683,871	2,601,450	1,971,396
Satellite and transmission expenses (exclusive of depreciation shown below - Note 9)	28,697	21,930	82,259	54,271
Cost of sales - equipment	85,659	50,580	206,543	135,090
Cost of sales - other	11,431	816	23,563	2,720
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below - Note 9)	90,361	139,121	399,246	360,003
Other subscriber promotion subsidies	256,389	167,784	666,167	467,313
Subscriber acquisition advertising	30,354	39,607	93,334	113,084

Total subscriber acquisition costs	377,104	346,512	1,158,747	940,400
General and administrative	101,817	86,621	286,761	258,090
Non-cash, stock-based compensation	—	1,083	1,180	2,855
Depreciation and amortization (Note 9)	133,973	100,397	358,512	298,862

Total costs and expenses	1,667,689	1,291,810	4,719,015	3,663,684

Operating income	194,924	160,485	501,107	562,226

Other income (expense):
Interest income	7,868	11,887	34,527	42,362
Interest expense, net of amounts capitalized	(92,176)	(133,932)	(367,024)	(372,148)
Other	(1,516)	71	(13,225)	1,170

Total other income (expense)	(85,824)	(121,974)	(345,722)	(328,616)

Income (loss) before income taxes	109,100	38,511	155,385	233,610
Income tax benefit (provision), net	(6,839)	(3,395)	(10,694)	(11,784)

Net income (loss)	$102,261	$35,116	$144,691	$221,826

Denominator for basic income (loss) per share - weighted-average common shares outstanding	454,556	484,425	467,065	482,977

Denominator for diluted income (loss) per share - weighted-average common shares outstanding	457,803	488,720	470,781	487,758

Net income (loss) per common share:
Basic net income (loss)	$0.22	$0.07	$0.31	$0.46

Diluted net income (loss)	$0.22	$0.07	$0.31	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$144,691	$221,826
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	358,512	298,862
Equity in losses (earnings) of affiliates	(100)	(1,265)
Realized and unrealized losses (gains) on investments	6,955	(1,032)
Non-cash, stock-based compensation recognized	1,180	2,855
Deferred tax expense (benefit)	6,899	(1,783)
Amortization of debt discount and deferred financing costs	16,593	13,611
Change in long-term assets	(91,656)	(49,333)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	112,206	21,504
Other, net	5,604	10,724
Changes in current assets and current liabilities, net	193,700	135,919

Net cash flows from operating activities	754,584	651,888

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,631,358)	(3,505,713)
Sales of marketable investment securities	3,587,163	2,597,387
Purchases of property and equipment	(638,841)	(241,688)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance (Note 5)	75,654	24,304
Asset acquisition (Note 6)	(238,610)	—
FCC auction deposits	(26,684)	—
Other	(6,432)	1,973

Net cash flows from investing activities	1,120,892	(1,123,737)

Cash Flows From Financing Activities:
Proceeds from issuance of 3% Convertible Subordinated Note due 2010	—	500,000
Proceeds from issuance of 3% Convertible Subordinated Note due 2011 (Note 7)	25,000	—
Redemption of 9 1/4% Senior Notes due 2006	—	(375,000)
Redemption of 9 3/8% Senior Notes due 2009 (Note 7)	(1,423,351)	—
Partial redemption of 9 1/8% Senior Notes due 2009	—	(245,000)
Repurchase of 9 1/8% Senior Notes due 2009 (Note 7)	(8,847)	—
Class A Common Stock repurchases (Note 7)	(809,609)	—
Repayment of mortgages and other notes payable	(6,268)	(1,892)
Net proceeds from Class A Common Stock options exercised and Class A Common Stock issued to Employee Stock Purchase Plan	8,438	19,062

Net cash flows from financing activities	(2,214,637)	(102,830)

Net increase (decrease) in cash and cash equivalents	(339,161)	(574,679)
Cash and cash equivalents, beginning of period	1,290,859	1,483,078

Cash and cash equivalents, end of period	$951,698	$908,399

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$276,533	$370,558

Capitalized interest	$1,947	$7,035

Cash received for interest	$48,231	$50,612

Cash paid for income taxes	$5,337	$9,993

Assumption of net operating liabilities in asset acquisition (Note 6)	$25,685	$—

Assumption of liabilities and long-term deferred revenue (Note 6)	$69,357	$—

Forfeitures of deferred non-cash, stock-based compensation	$—	$3,078

Vendor financing	$6,519	$10,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

Principal Business

EchoStar Communications Corporation (“ECC”) is a holding company. Its subsidiaries (which together with ECC are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two interrelated business units:

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”).

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred tax asset valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property and equipment, retailer commissions, programming expenses, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

During the three months ended September 30, 2004, we reduced by approximately $8.0 million, to $5.0 million, our reserve for estimated “Subscriber-related expenses” relating to prior periods.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss)	$102,261	$35,116	$144,691	$221,826
Foreign currency translation adjustments	19	470	(162)	681
Unrealized holding gains (losses) on available-for-sale securities arising during period	12,277	(20,597)	(5,359)	36,554
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income	(1,342)	—	(34,147)	1,966

Comprehensive income (loss)	$113,215	$14,989	$105,023	$261,027

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

The following table reflects the basic and diluted weighted-average shares:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Denominator for basic income (loss) per share - weighted-average common shares outstanding	454,556	484,425	467,065	482,977
Dilutive impact of options outstanding	3,247	4,295	3,716	4,781

Denominator for diluted income (loss) per share - weighted-average diluted common shares outstanding	457,803	488,720	470,781	487,758

As of September 30, 2004 and 2003, we had approximately 18.1 million and 18.0 million options for the purchase of shares of Class A common stock outstanding, respectively. The potential dilution from stock options exercisable into approximately 3.2 million and 4.3 million shares of common stock computed using the treasury stock method based on the average fair market value of the Class A common stock for the period, were included in our weighted-average diluted common shares outstanding for the three months ended September 30, 2004 and 2003, respectively. The potential dilution from stock options exercisable into approximately 3.7 million and 4.8 million shares of common stock, calculated as previously described, were included for the nine months ended September 30, 2004 and 2003, respectively.

Of the options to purchase a total of approximately 18.1 million shares outstanding as of September 30, 2004, options to purchase approximately 7.1 million shares were outstanding under a long-term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Accordingly, the long-term incentive options are not included in the diluted EPS calculation.

As of September 30, 2004 and 2003, our 5 3/4% Convertible Subordinated Notes due 2008 and our 3% Convertible Subordinated Note due 2010 were convertible into approximately 23.1 million and 6.9 million shares of Class A common stock, respectively. As of September 30, 2004, our 3% Convertible Subordinated Note due 2011 was convertible into approximately 0.4 million shares of Class A common stock. As of September 30, 2003, our 4 7/8% Convertible Subordinated Notes due 2007 (our “4 7/8% Notes”) were convertible into approximately 22.0 million shares of Class A common stock. We redeemed the $1.0 billion outstanding principal amount of our 4 7/8% Notes during October 2003. Our convertible notes are not included in the diluted EPS calculation for all periods presented as their conversion would be antidilutive.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss), as reported	$102,261	$35,116	$144,691	$221,826
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	1,045	1,139	2,755
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,259)	(6,918)	(16,982)	(19,615)

Pro forma net income (loss), as reported	$96,002	$29,243	$128,848	$204,966

Basic income (loss) per share, as reported	$0.22	$0.07	$0.31	$0.46

Diluted income (loss) per share, as reported	$0.22	$0.07	$0.31	$0.45

Pro forma basic income (loss) per share	$0.21	$0.06	$0.28	$0.42

Pro forma diluted income (loss) per share	$0.21	$0.06	$0.27	$0.42

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

Options to purchase 7.1 million shares were outstanding pursuant to a long-term incentive plan under our 1995 Stock Incentive plan as of September 30, 2004. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.17. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation has ever been recorded related to these long-term options. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, could result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations and in our pro forma net income and earnings per share presented above.

3. Marketable and Non-Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a component of “Accumulated other comprehensive income,” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thereby establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of September 30, 2004 and December 31, 2003, we had unrealized gains of approximately $40.1 million and $79.6 million, respectively, as a part of “Accumulated other comprehensive income” within “Total stockholders’ deficit.” During the nine months ended September 30, 2004, we did not record any charges to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net losses of approximately $7.0 million on marketable and non-marketable investment securities. Our approximately $1.747 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $162.5 million as of September 30, 2004. During the nine months ended September 30, 2004, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made, and may continue in the future to make, strategic equity investments in securities that are not publicly traded, including equity interests we received in exchange for cash and non-cash consideration (Note 6). Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the nine months ended September 30, 2004, we did not record any impairment charges with respect to these instruments.

4. Inventories

Inventories consist of the following:

	As of
	September 30,	December 31,
	2004	2003
	(In thousands)
Finished goods - DBS	$248,023	$103,274
Raw materials	100,464	32,693
Finished goods - remanufactured and other	25,569	15,000
Work-in-process	17,612	9,577
Consignment	3,283	1,373
Inventory allowance	(12,889)	(6,770)

Inventories, net	$382,062	$155,147

5. Satellites

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We consider the relevant cash flows, estimated operating results and other information in evaluating the performance of our satellites in accordance with SFAS 144 and have determined the carrying value of our satellites are fully recoverable. We will continue to evaluate the performance of our satellites as new events or changes in circumstances become known.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

EchoStar III

During January 2004, a Traveling Wave Tube Amplifier (“TWTA”) pair on our EchoStar III satellite failed, resulting in a loss of service on one of our licensed transponders. An additional TWTA pair failed in March 2004. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 18 TWTAs on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 TWTAs to provide redundancy. EchoStar III can now operate a maximum of 26 transponders but due to redundancy switching limitations and specific channel authorizations, currently it can only operate on 18 of the 19 FCC authorized frequencies we own or lease at the 61.5 degree west orbital location. While we don’t expect a large number of TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar III as new events or changes in circumstances become known.

EchoStar V

Our EchoStar V satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at any given time, the solar array anomalies may prevent the use of some of those transponders for the full 12-year design life of the satellite. In addition, momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V. Increased fuel use resulting from commercial operation of the spacecraft, or other events and circumstances could require us to reduce the remaining depreciable life of EchoStar V in the future.

EchoStar VI

Prior to 2004, EchoStar VI lost a total of 3 solar array strings. In April 2004 and again in July 2004, EchoStar VI experienced anomalies resulting in the loss of two additional solar array strings, bringing the total number of string losses to five. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite or are expected to reduce the estimated design life of the satellite to less than 12 years, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced during April 2003, and the Arbitration Panel conducted approximately thirty-five days of hearings. The insurers have requested additional proceedings in the New York arbitration before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance when an arbitration award may be made and what amount, if any, we will receive in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

At the time we filed our claim in 1998, we recognized an initial impairment loss of $106.0 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. On September 4, 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. The insurers asserted that, even if EchoStar IV was previously a total loss, as a result of the deployment of the south solar array on EchoStar IV, EchoStar IV is now not a total loss under the terms of the insurance policies. On September 28, 2004, the Arbitration Panel ruled that if it determines that there has been a

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

compensable loss under the insurance policies, this deployment of the south solar array is not relevant to the extent of the loss under the terms of those policies. We continue to believe that the satellite is and remains a total loss under the terms of the insurance policies. If the arbitrators ultimately award us less than $106.0 million in respect of our insurance claim, we would be required to record a charge to earnings equal to the difference between the $106.0 million receivable and the amount we ultimately receive from the insurers. While there can be no assurance that we will receive the amount claimed in either the New York or the London arbitrations, we continue to believe the insurance claim amount is fully recoverable and expect to receive a favorable decision prior to December 31, 2004. As of December 31, 2003, EchoStar IV was fully depreciated.

We currently do not carry insurance for any of our satellites. To satisfy insurance covenants related to our 10 3/8% Senior Notes due 2007, we classified an amount equal to the depreciated cost of three of our satellites as cash reserved for satellite insurance on our balance sheet. As of September 30, 2004, this amount totaled approximately $101.2 million. The amount reserved is not adequate to fund the construction, launch and insurance of a replacement satellite, and it typically takes several years to design, construct and launch a satellite. On October 1, 2004, EDBS redeemed all of those Notes (Note 12) and is no longer subject to those insurance covenants. Since the indentures for our remaining outstanding notes do not have covenants requiring satellite insurance, we reclassified the $101.2 million to cash and cash equivalents.

6. Other Noncurrent Assets

Gemstar-TV Guide International Transaction

During March 2004, we entered into an agreement with Gemstar-TV Guide International, Inc. (“Gemstar”) for use of certain Gemstar intellectual property and technology, use of the TV Guide brand on our interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network, and acquired Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets, for an aggregate cash payment of $238.0 million, plus transaction costs. We further agreed to resolve all of our outstanding litigation with Gemstar. These transactions were entered into contemporaneously and accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

and customer relationships totaling approximately $73.3 million with estimated weighted-average useful lives of five years.

The business combination did not have a material impact on our results of operations for the three and nine months ended September 30, 2004 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2004. Further, the business combination would not have had a material impact on our results of operations for the comparable periods in 2003 had the business combination occurred on January 1, 2003.

Goodwill and Intangible Assets

As of September 30, 2004 and December 31, 2003, we had approximately $313.2 million and $52.7 million of gross identifiable intangibles, respectively, with related accumulated amortization of approximately $66.1 million and $42.9 million, respectively. These identifiable intangibles consist of the following:

	As of
	September 30, 2004		December 31, 2003
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$222,733	$(40,024)	$35,528	$(26,715)
Customer relationships	73,298	(8,912)	—	—
Technology based	17,181	(17,181)	17,181	(16,221)

Total	$313,212	$(66,117)	$52,709	$(42,936)

Amortization of these intangible assets with an average finite useful life primarily ranging from approximately five to twelve years was $11.7 million and $23.6 million for the three and nine months ended September 30, 2004, respectively. For all of 2004, the aggregate amortization expense related to these identifiable intangible assets is estimated to be $33.9 million. The aggregate amortization expense is estimated to be approximately $35.6 million for 2005, $30.2 million for 2006, $28.2 million for 2007, and $27.5 million for 2008. In addition, we had approximately $3.4 million of goodwill as of September 30, 2004 and December 31, 2003 which arose from a 2002 acquisition.

Other

During the nine months ended September 30, 2004, we made cash payments, assumed certain liabilities and entered into agreements in exchange for equity interests in certain entities. We accounted for the equity interests received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”) and recorded approximately $77.3 million related to the fair value of these equity interests in “Other noncurrent assets” as of September 30, 2004. We account for these unconsolidated investments under either the equity method or cost method of accounting. Approximately $56.5 million in value of these equity interests has been recorded as a deferred credit and will be recognized as reductions to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreements in accordance with the guidance under EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). These deferred credits have been recorded as a component of “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our condensed consolidated balance sheet.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

7. Long-Term Debt and Common Stock Repurchase Programs

3% Convertible Subordinated Note due 2011

On August 25, 2004, we sold a $25.0 million 3% Convertible Subordinated Note due 2011 to CenturyTel Service Group, LLC (“CTL”) in a privately negotiated transaction. The note is an unsecured obligation convertible into approximately 398,724 shares of our Class A common stock at the option of CTL at $62.70 per share, subject to adjustment in certain circumstances. Commencing August 25, 2009, we may redeem, and CTL may require us to purchase, all or a portion of the note without premium.

9 3/8% Senior Notes Redemption

Effective February 2, 2004, EDBS redeemed the remaining $1.423 billion principal amount of its outstanding 9 3/8% Senior Notes due 2009 at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, were recorded as charges to interest expense in February 2004.

9 1/8% Senior Notes Repurchases

During the second quarter of 2004, EDBS repurchased in open market transactions approximately $8.8 million principal amount of its 9 1/8% Senior Notes due 2009. The approximate $1.1 million difference between the market price paid and the principal amount of the notes, together with approximately $0.1 million of unamortized debt issuance costs related to the repurchased notes, were recorded as charges to interest expense during the second quarter of 2004.

Common Stock Repurchase Programs

During the fourth quarter of 2003, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. During the nine months ended September 30, 2004, we purchased approximately 25.9 million shares of our Class A common stock for approximately $809.6 million. As of July 15, 2004, we had completed this share repurchase plan, having purchased a total of 31.8 million shares of our Class A common stock for a total of $1.0 billion.

Effective August 9, 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock pursuant to a new share repurchase plan. As of September 30, 2004, we had not repurchased any shares under this plan. Our share repurchase program does not require us to acquire any specific number or amount of securities and may be terminated at any time.

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

A trial took place during April 2003 and the Court issued a final judgment in June 2003. The Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We appealed and the Court has vacated the fee award. The District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral argument occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels,

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal Circuit Decision was denied. Based upon the settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. Accordingly, in September 2004, we filed a motion for entry of judgment in our favor based upon that ruling in the parallel case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January 2004, TiVo Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case and we have moved to have it transferred to the United States District Court for the Northern District of California. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. The Court scheduled a hearing for December 7, 2004 on the Motion for Class Certification. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period until November 15, 2004. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and our position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). Plaintiffs filed a motion to amend their complaint which was denied by the Court. It is not

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us although Acacia’s complaint does not identify any products or services that it believes are infringing these patents. Accordingly, the defendants have filed a motion for a more definite statement.

The asserted patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet adult content providers in the United States District Court for the Central District of California. On July 12, 2004, that Court issued a Markman ruling which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

On June 14, 2004, Fox Sports Direct (“Fox”) sued us in the United States District Court Central District of California for alleged breach of contract. During October 2004, we reached a settlement with Fox for an immaterial amount.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Reauthorization of Satellite Home Viewer Improvement Act

We currently offer local broadcast channels in approximately 151 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. It is too early to make a firm assessment of the probable outcome of the legislation, or to make a firm determination of the cost of compliance.

9. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Satellites	$33,640	$35,556	$100,921	$107,569
Equipment leased to customers	58,939	37,928	144,274	110,747
Furniture, fixtures and equipment	27,659	23,082	81,270	69,054
Amortizable intangibles	11,724	2,638	23,590	7,708
Buildings and improvements	1,155	1,130	3,425	2,955
Tooling and other	856	63	5,032	829

Total depreciation and amortization expense	$133,973	$100,397	$358,512	$298,862

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenue
DISH Network	$1,800,342	$1,392,630	$5,071,892	$4,073,437
ETC	36,913	42,800	79,650	87,500
All other	27,635	18,890	74,760	71,474
Eliminations	(2,277)	(2,025)	(6,180)	(6,501)

Total revenue	$1,862,613	$1,452,295	$5,220,122	$4,225,910

Net income (loss)
DISH Network	$100,999	$22,881	$146,349	$200,774
ETC	(9,336)	8,058	(22,674)	2,143
All other	10,598	4,177	21,016	18,909

Total net income (loss)	$102,261	$35,116	$144,691	$221,826

11. Related Party

As previously disclosed, we own 50% of NagraStar LLC (“NagraStar”), a joint venture that provides us with smart cards. During the nine months ended September 30, 2004, we purchased approximately $85.0 million of smart cards from NagraStar. As of September 30, 2004, we were committed to purchase approximately $95.5 million of smart cards from NagraStar. Approximately $45.0 million of these commitments had been accrued for as of September 30, 2004 on our condensed consolidated balance sheet.

12. Subsequent Events

$1.0 Billion Senior Notes Offering

On October 1, 2004, our subsidiary EDBS sold $1.0 billion principal amount of its 6 5/8% Senior Notes due October 1, 2014. The Notes were sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. We used the net proceeds from issuance of the Notes, together with available cash, to redeem all of EDBS’ outstanding 10 3/8% Senior Notes due 2007.

10 3/8% Senior Notes Redemption

Effective October 1, 2004, EDBS redeemed the balance of its outstanding 10 3/8% Senior Notes due 2007. In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at 105.188%, for a total of approximately $1.052 billion. The premium paid of approximately $51.9 million, along with unamortized debt issuance costs of approximately $4.1 million, were recorded as charges to earnings in October 2004.

Cash Dividend

On November 8, 2004, our Board of Directors declared a dividend of $1.00 per share, or approximately $455.0 million, on outstanding shares of our Class A and Class B common stock, payable on December 14, 2004 to shareholders of record at the close of business on December 8, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, digital video recorder fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”) during the first quarter of 2004, “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that agreement. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

Development and implementation fees received from SBC are being recognized in “Subscriber-related revenue” over the next several years. In order to estimate the amount recognized monthly, we first divide the number of co-branded subscribers activated during the month under the SBC agreement by total estimated co-branded subscriber activations during the life of the contract. We then multiply this percentage by the total development and implementation fees received from SBC. The resulting estimated monthly amount is recognized as revenue ratably over the estimated average co-branded subscriber life.

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.

Equipment sales. “Equipment sales” consist of sales of digital set-top boxes and related components by our ETC subsidiary to an international DBS service provider. “Equipment sales” also include unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Equipment sales” does not include revenue from sales of equipment to SBC. Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, programming expenses, copyright royalties, residual commissions, billing, lockbox, subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, direct costs of installation and other services related to that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized as the services are performed.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, contracted satellite telemetry, tracking and control services and transponder leases.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with digital set-top boxes and related components sold by our ETC subsidiary to an international DBS service provider and unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC. Effective January 1, 2004, “Cost of sales – equipment” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Cost of sales - other.” All prior period amounts conform to the current period presentation.

Subscriber acquisition costs. Under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs”

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our free installation promotions and other promotional incentives, and costs related to acquisition advertising. We exclude the value of equipment capitalized under our equipment lease program from our calculation of “Subscriber acquisition costs.” We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of “Subscriber acquisition costs.”

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

Other. The main components of “Other” income and expense are equity in earnings and losses of our affiliates, gains and losses on the sale of investments, and impairment of marketable and non-marketable investment securities.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Taxes” and “Depreciation and amortization.” Effective April 1, 2003, we include “Other income and expense” items in our definition of EBITDA. All prior period amounts conform to the current period presentation.

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

Free Cash Flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

	For the Three Months
	Ended September 30,		Variance
	2004	2003	Fav/(Unfav)%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$1,733,494	$1,365,827	$367,667	26.9%
Equipment sales	97,777	78,323	19,454	24.8%
Other	31,342	8,145	23,197	284.8%

Total revenue	1,862,613	1,452,295	410,318	28.3%

Costs and Expenses:
Subscriber-related expenses	929,008	683,871	(245,137)	(35.8%)
% of Subscriber-related revenue	53.6%	50.1%
Satellite and transmission expenses	28,697	21,930	(6,767)	(30.9%)
% of Subscriber-related revenue	1.7%	1.6%
Cost of sales - equipment	85,659	50,580	(35,079)	(69.4%)
% of Equipment sales	87.6%	64.6%
Cost of sales - other	11,431	816	(10,615)	N/A
Subscriber acquisition costs	377,104	346,512	(30,592)	(8.8%)
General and administrative	101,817	86,621	(15,196)	(17.5%)
% of Total revenue	5.5%	6.0%
Non-cash, stock-based compensation	—	1,083	1,083	100.0%
Depreciation and amortization	133,973	100,397	(33,576)	(33.4%)

Total costs and expenses	1,667,689	1,291,810	(375,879)	(29.1%)

Operating income	194,924	160,485	34,439	21.5%

Other income (expense):
Interest income	7,868	11,887	(4,019)	(33.8%)
Interest expense, net of amounts capitalized	(92,176)	(133,932)	41,756	31.2%
Other	(1,516)	71	(1,587)	N/A

Total other income (expense)	(85,824)	(121,974)	36,150	29.6%

Income (loss) before income taxes	109,100	38,511	70,589	183.3%
Income tax benefit (provision), net	(6,839)	(3,395)	(3,444)	(101.4%)

Net income (loss)	$102,261	$35,116	$67,145	191.2%

Other and Non-GAAP Measures:
Subscribers (in millions), as of period end	10.475	9.085	1.390	15.3%

Subscriber additions, net	350,000	285,000	65,000	22.8%

Monthly churn percentage	1.77%	1.72%	(0.05%)	(2.9%)

Average subscriber acquisition costs per subscriber (“SAC”)	$421	$466	$45	9.7%

Average revenue per subscriber (“ARPU”)	$56.11	$50.88	$5.23	10.3%

EBITDA	$327,381	$260,953	$66,428	25.5%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

DISH Network subscribers. As of September 30, 2004, we had approximately 10.475 million DISH Network subscribers compared to approximately 9.085 million DISH Network subscribers at September 30, 2003, an increase of approximately 15.3%. DISH Network added approximately 350,000 net new DISH Network subscribers for the quarter ended September 30, 2004 compared to approximately 285,000 net new DISH Network subscribers during the same period in 2003. As the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

A material portion of our new subscriber additions are derived from our relationship with SBC. However, SBC recently announced that in 2005 it will begin deploying an advanced fiber network that will enable it to offer video services directly. Our net new subscriber additions and certain of our other key operating metrics would be adversely affected to the extent SBC de-emphasizes or discontinues its efforts to acquire DISH Network subscribers.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.733 billion for the three months ended September 30, 2004, an increase of $367.7 million or 26.9% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below. DISH Network “Subscriber-related revenue” will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $56.11 during the three months ended September 30, 2004 and approximately $50.88 during the same period in 2003. The $5.23 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 on some of our most popular packages, a reduction in the number of subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes, including digital video recorders. We provided local channels by satellite in 150 markets as of September 30, 2004 compared to 71 markets as of September 30, 2003. This increase was also partially attributable to revenue from equipment sales, installation and other services related to our relationship with SBC. While there can be no assurance, we expect revenues from this relationship, particularly installation revenues, to continue to have a positive impact on ARPU in the near term to the extent that we continue to add co-branded subscribers under the agreement.

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

Equipment sales. For the three months ended September 30, 2004, “Equipment sales” totaled $97.8 million, an increase of $19.5 million compared to the same period during 2003. This increase principally resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically and an increase in sales of non-DISH Network receivers and other accessories sold by our

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

EchoStar International Corporation subsidiary to international customers. The increase in sales of DBS accessories primarily relates to, among other things, subscriber equipment upgrades to support the launch of additional programming, including local markets.

Subscriber-related expenses. “Subscriber-related expenses” totaled $929.0 million during the three months ended September 30, 2004, an increase of $245.1 million or 35.8% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.6% and 50.1% of “Subscriber-related revenue” during the three months ended September 30, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by receivers with multiple tuners and a larger dish, or “SuperDISH,” which is used to receive programming from our Fixed Satellite Service (“FSS”) satellites. The increase also resulted from cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. Since margins related to our co-branded subscribers are lower than for our traditional subscribers, we expect this relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under the agreement. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by the increase in monthly average revenue per DISH Network subscriber discussed above, an $8.0 million reduction in our reserve for estimated “Subscriber-related expenses” relating to prior periods, and by an approximate $13.0 million reduction in our accrual for the replacement of smart cards. The smart card reduction primarily resulted from a decrease in our estimate of the number of older satellite receivers that will be active when we exchange smart cards. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue.”

We currently offer local broadcast channels in approximately 151 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, it is expected that subscriber churn would be negatively impacted.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $28.7 million during the three months ended September 30, 2004, a $6.8 million increase compared to the same period in 2003. This increase primarily resulted from launch and operational costs, including lease payment obligations pursuant to our FSS agreements, associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.7% and 1.6% of “Subscriber-related revenue” during each of the three months ended September 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support the launch and on-going operations of our local markets discussed above. These expenses will increase further in the future to the extent we enter into additional satellite lease agreements, obtain traditional satellite insurance, and to the extent we increase the operations at our digital broadcast centers as, among other things, additional satellites are placed in service and additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $85.7 million during the three months ended September 30, 2004, an increase of $35.1 million compared to the same period in 2003. This increase related primarily to the increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

distributors of our equipment domestically and an approximate $10.7 million charge related to slow moving and obsolete inventory. Sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers also contributed to the increase. “Cost of sales – equipment” represented 87.6% and 64.6% of “Equipment sales,” during the three months ended September 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to lower margins on the sale of DBS accessories, a decline in the margins on sales by our ETC subsidiary to an international DBS service provider and the charge for slow moving and obsolete inventory discussed above.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $377.1 million for the three months ended September 30, 2004, an increase of $30.6 million or 8.8% compared to the same period in 2003. The increase in “Subscriber acquisition costs” was directly attributable to a larger number of gross DISH Network subscriber additions during the three months ended September 30, 2004 compared to the same period in 2003. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC” below.

SAC. Subscriber acquisition costs per new DISH Network subscriber activation (“SAC”) were approximately $421 for the three months ended September 30, 2004 and approximately $466 during the same period in 2003. The decrease in SAC was directly attributable to the acquisition of co-branded subscribers during 2004. Absent the effect of co-branded subscribers, SAC would have increased during the current quarter as compared to the same period in 2003. The increase in SAC (excluding the effect of co-branded subscribers) was primarily related to more expensive promotions we offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during the three months ended September 30, 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to the same period in 2003. Finally, subscribers added during the three months ended September 30, 2004 received more free equipment and less discounted programming than new subscribers activated during the comparable period in 2003. This change in promotional mix increased both SAC and ARPU for the three months ended September 30, 2004 as compared to the same period in 2003. These factors were partially offset by an increase in DISH Network subscribers participating in our equipment lease program, and reduced subscriber acquisition advertising. Additional penetration of our equipment lease program will increase our capital expenditures. Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. See further discussion under “Liquidity and Capital Resources – Retention and Total Subscriber Acquisition Costs.”

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. Equipment capitalized under our lease program for new customers totaled approximately $165.8 million and $31.0 million for the three months ended September 30, 2004 and 2003, respectively. Returned equipment relating to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $16.7 million and $5.1 million during the three months ended September 30, 2004 and 2003, respectively. If these amounts were included, our SAC would have been approximately $588 during the three months ended September 30, 2004 compared to $500 during the same period in 2003. This increase was primarily attributable to a greater number of DISH Network subscribers activating multiple receivers, and advanced products, such as SuperDISH, digital video recorders and high definition receivers.

General and administrative expenses. “General and administrative expenses” totaled $101.8 million during the three months ended September 30, 2004, an increase of $15.2 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.5% and 6.0% of “Total

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

revenue” during the three months ended September 30, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues discussed above and administrative efficiencies.

Depreciation and amortization. “Depreciation and amortization” expense totaled $134.0 million during the three months ended September 30, 2004, a $33.6 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other additional depreciable assets, including finite lived intangible assets, placed in service during the fourth quarter of 2003 and the nine months ended September 30, 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the three months ended September 30, 2004. This partially offset the increase in depreciation expense discussed above.

Interest expense, net of amounts capitalized. “Interest expense” totaled $92.2 million during the three months ended September 30, 2004, a decrease of $41.8 million compared to the same period in 2003. This decrease primarily resulted from a net reduction in interest expense of approximately $18.3 million as a result of debt redemptions and repurchases during 2003 and 2004, partially offset by interest on new debt issued during October 2003. Interest expense during the three months ended September 30, 2003 included $25.2 million of charges related to the partial redemption of our 9 1/8% Senior Notes due 2009 during the third quarter of 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $327.4 million during the three months ended September 30, 2004, compared to $261.0 million during the same period in 2003. The $66.4 million increase in EBITDA was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $187.2 million and $34.1 million during the three months ended September 30, 2004 and 2003, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended September 30,
	2004	2003
	(In thousands)
EBITDA	$327,381	$260,953
Less:
Interest expense, net of amounts capitalized and interest income	84,308	122,045
Income tax provision (benefit), net	6,839	3,395
Depreciation and amortization	133,973	100,397

Net income (loss)	$102,261	$35,116

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

recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We currently have an approximate $1.1 billion valuation allowance recorded as an offset against all of our net deferred tax assets. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. In the future, at such time as is required by SFAS 109, all or a portion of the current valuation allowance may be reversed. Reversing our current recorded valuation allowance would have a material positive impact on our “Net income (loss)” for future periods. However, there can be no assurance if or when all or a portion of our valuation allowance will be reversed.

Net income (loss). “Net income” was $102.3 million during the three months ended September 30, 2004, an increase of $67.1 million compared to $35.1 million for the same period in 2003. The increase was primarily attributable to a decrease in “Interest expense, net of amounts capitalized” and an increase in “Operating income” resulting from the factors discussed above. Our future net income (loss) results will be negatively impacted to the extent we introduce more aggressive marketing promotions that materially increase our subscriber acquisition costs since these subscriber acquisition costs are generally expensed as incurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.

	For the Nine Months
	Ended September 30,		Variance
	2004	2003	Fav/(Unfav)%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$4,887,506	$4,002,013	$885,493	22.1%
Equipment sales	260,107	197,590	62,517	31.6%
Other	72,509	26,307	46,202	175.6%

Total revenue	5,220,122	4,225,910	994,212	23.5%

Costs and Expenses:
Subscriber-related expenses	2,601,450	1,971,396	(630,054)	(32.0%)
% of Subscriber-related revenue	53.2%	49.3%
Satellite and transmission expenses	82,259	54,271	(27,988)	(51.6%)
% of Subscriber-related revenue	1.7%	1.4%
Cost of sales - equipment	206,543	135,090	(71,453)	(52.9%)
% of Equipment sales	79.4%	68.4%
Cost of sales - other	23,563	2,720	(20,843)	N/A
Subscriber acquisition costs	1,158,747	940,400	(218,347)	(23.2%)
General and administrative	286,761	258,090	(28,671)	(11.1%)
% of Total revenue	5.5%	6.1%
Non-cash, stock-based compensation	1,180	2,855	1,675	58.7%
Depreciation and amortization	358,512	298,862	(59,650)	(20.0%)

Total costs and expenses	4,719,015	3,663,684	(1,055,331)	(28.8%)

Operating income	501,107	562,226	(61,119)	(10.9%)

Other income (expense):
Interest income	34,527	42,362	(7,835)	(18.5%)
Interest expense, net of amounts capitalized	(367,024)	(372,148)	5,124	1.4%
Other	(13,225)	1,170	(14,395)	N/A

Total other income (expense)	(345,722)	(328,616)	(17,106)	(5.2%)

Income (loss) before income taxes	155,385	233,610	(78,225)	(33.5%)
Income tax benefit (provision), net	(10,694)	(11,784)	1,090	9.2%

Net income (loss)	$144,691	$221,826	$(77,135)	(34.8%)

Other and Non-GAAP Measures:
Subscribers (in millions), as of period end	10.475	9.085	1.390	15.3%

Subscriber additions, net	1,050,000	905,000	145,000	16.0%

Monthly churn percentage	1.66%	1.58%	(0.08%)	(5.1%)

Average subscriber acquisition costs per subscriber (“SAC”)	$458	$441	$(17)	(3.9%)

Average revenue per subscriber (“ARPU”)	$54.54	$51.38	$3.16	6.2%

EBITDA	$846,394	$862,258	$(15,864)	(1.8%)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $4.888 billion for the nine months ended September 30, 2004, an increase of $885.5 million or 22.1% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $54.54 during the nine months ended September 30, 2004 and approximately $51.38 during the same period in 2003. The $3.16 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, a reduction in the number of subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes, including digital video recorders. This increase was also partially attributable to revenue from equipment sales, installation and other services related to our relationship with SBC.

Equipment sales. For the nine months ended September 30, 2004, “Equipment sales” totaled $260.1 million, an increase of $62.5 million compared to the same period during 2003. This increase principally resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. This increase in “Equipment sales” was partially offset by a decrease in sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers and a decrease in sales by our ETC subsidiary to an international DBS service provider.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.601 billion during the nine months ended September 30, 2004, an increase of $630.1 million or 32.0% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.2% and 49.3% of “Subscriber-related revenue” during the nine months ended September 30, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by receivers with multiple tuners and our SuperDISH, and further to cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by the increase in monthly average revenue per DISH Network subscriber and the approximate $13.0 million reduction in our accrual for the replacement of smart cards discussed above.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $82.3 million during the nine months ended September 30, 2004, a $28.0 million increase compared to the same period in 2003. This increase primarily resulted from launch and operational costs, including lease payment obligations pursuant to our FSS agreements, associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.7% and 1.4% of “Subscriber-related revenue” during each of the nine months ended September 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support the launch and on-going operations of our local markets discussed above.

Cost of sales – equipment. “Cost of sales – equipment” totaled $206.5 million during the nine months ended September 30, 2004, an increase of $71.5 million compared to the same period in 2003. This increase primarily resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically discussed above. This increase was also attributable to approximately $17.4 million in charges for slow moving and obsolete inventory. “Cost of sales – equipment” represented 79.4% and 68.4% of “Equipment sales,” during the nine months ended September 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to lower margins on the sale of DBS accessories, a decline in the margins on sales by our ETC subsidiary to an international DBS service provider, and the charges for slow moving and obsolete inventory discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.159 billion for the nine months ended September 30, 2004, an increase of $218.3 million or 23.2% compared to the same period in 2003. The increase in “Subscriber acquisition costs” was directly attributable to a larger number of gross DISH Network subscriber additions during the nine months ended September 30, 2004 compared to the same period in 2003. “Subscriber acquisition costs” during the nine months ended September 30, 2003 included a benefit of approximately $34.4 million resulting from a litigation settlement which also contributed to the increase. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC” below.

SAC. Subscriber acquisition costs per new DISH Network subscriber activation were approximately $458 for the nine months ended September 30, 2004 and approximately $441 during the same period in 2003. SAC during the nine months ended September 30, 2003 included the benefit of approximately $34.4 million discussed above. Absent this benefit, our SAC for the nine months ended September 30, 2003 would have been approximately $16 higher, or $457. The increase in SAC during the nine months ended September 30, 2004 as compared to the same period in 2003 (excluding this benefit) was primarily attributable to more expensive promotions we offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during the nine months ended September 30, 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to the same period in 2003. Finally, subscribers added during the nine months ended September 30, 2004 received more free equipment and less discounted programming than new subscribers activated during the comparable period in 2003. This change in promotional mix increased both SAC and ARPU for the nine months ended September 30, 2004 as compared to the same period in 2003. These factors were partially offset by the acquisition of co-branded subscribers during 2004, an increase in DISH Network subscribers participating in our equipment lease program, and reduced subscriber acquisition advertising.

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. Equipment capitalized under our lease program for new customers totaled approximately $375.2 million and $86.6 million for the nine months ended September 30, 2004 and 2003, respectively. Returned equipment relating to disconnecting lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $44.5 million and $16.3 million during the nine months ended September 30, 2004 and 2003, respectively. If these amounts were included, our SAC would have been approximately $589 during the nine months ended September 30, 2004 compared to $474 during the same period in 2003. As discussed above, “Subscriber acquisition costs” during the nine months ended September 30, 2003 included a benefit of approximately $34.4 million or $16 per subscriber related to a litigation settlement. Absent this benefit, our SAC, including the value of equipment capitalized under our equipment lease program and including payments and the value of returned equipment relating to disconnecting lease program subscribers would have been $490 for the nine months ended September 30, 2003. This increase is primarily attributable to a greater number of DISH Network subscribers activating multiple receivers, and advanced products, such as SuperDISH, digital video recorders and high definition receivers.

General and administrative expenses. “General and administrative expenses” totaled $286.8 million during the nine months ended September 30, 2004, an increase of $28.7 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.5% and 6.1% of “Total revenue” during the nine months ended September 30, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues discussed above and administrative efficiencies.

Depreciation and amortization. “Depreciation and amortization” expense totaled $358.5 million during the nine months ended September 30, 2004, a $59.7 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

related to equipment leased to customers and other additional depreciable assets, including finite lived intangible assets, placed in service during the fourth quarter of 2003 and the nine months ended September 30, 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the nine months ended September 30, 2004. This partially offset the increase in depreciation expense discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $846.4 million during the nine months ended September 30, 2004, compared to $862.3 million during the same period in 2003. EBITDA during the nine months ended September 30, 2003 included a benefit of approximately $34.4 million related to a litigation settlement which contributed to the current period $15.9 million decrease in EBITDA. Absent this 2003 benefit, our EBITDA for the nine months ended September 30, 2004 would have been $18.5 million higher than EBITDA for the comparable period in 2003. The increase in EBITDA (excluding this benefit) was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $412.8 million and $92.2 million during the nine months ended September 30, 2004 and 2003, respectively.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
EBITDA	$846,394	$862,258
Less:
Interest expense, net of amounts capitalized and interest income	332,497	329,786
Income tax provision (benefit), net	10,694	11,784
Depreciation and amortization	358,512	298,862

Net income (loss)	$144,691	$221,826

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

Net income (loss). “Net income” was $144.7 million during the nine months ended September 30, 2004, a decrease of $77.1 million compared to $221.8 million for the same period in 2003. The decrease was primarily attributable to lower “Operating income” resulting from the factors discussed above and lower “Other” income principally related to net losses realized from the sale of certain securities from our marketable and non-marketable investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Investment Securities

All liquid investments purchased with an original maturity of 90 days or less are classified as cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of September 30, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $1.747 billion, including $101.2 million of cash reserved for satellite insurance and approximately $30.5 million of other restricted cash and marketable investment securities, compared to $4.170 billion, including $176.8 million of cash reserved for satellite insurance and $20.0 million of other restricted cash and marketable investment securities, as of December 31, 2003. As previously discussed, during the

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

first quarter 2004, EDBS redeemed the remainder of its 9 3/8% Senior Notes due 2009 which reduced our unrestricted cash and marketable investment securities by approximately $1.490 billion. Repurchases of our Class A common stock further reduced our unrestricted cash and marketable investment securities by approximately $809.6 million during the nine months ended September 30, 2004. As discussed further below under “Obligations and Future Capital Requirements,” on October 1, 2004, EDBS redeemed all of its 10 3/8% Senior Notes due 2007 primarily with the proceeds from the sale of its 6 5/8% Senior Notes due October 1, 2014, and we reclassified $101.2 million to cash and cash equivalents.

Free Cash Flow

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments but excluding purchases of property and equipment. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure - “Net cash flows from operating activities.” Free cash flow is not the same as residual cash available for discretionary expenditures, since it excludes cash required for debt service. Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise.

Free cash flow was $115.7 million and $410.2 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease from 2003 to 2004 of approximately $294.5 million resulted from an approximate $397.2 million increase in “Purchases of property and equipment” offset by an increase in “Net cash flows from operating activities” of approximately $102.7 million. Included in these amounts are $79.9 million and $50.0 million of prepayments made under our previously disclosed satellite service agreements for capacity on new FSS satellites during the nine months ended September 30, 2004 and 2003, respectively. The increase in “Net cash flows from operating activities” was primarily attributable to significantly more cash flow generated by changes in operating assets and liabilities in 2004 as compared to 2003, partially offset by lower net income for the nine months ended September 30, 2004 as compared to the same period in 2003. Cash flow from changes in operating assets and liabilities was $214.3 million during the nine months ended September 30, 2004 compared to $108.1 million for the same period in 2003. The improvement in cash flow from changes in operating assets and liabilities resulted from increases in accounts payable and accrued programming expenses due to the timing of certain payments, and an increase in deferred revenue primarily attributable to equipment sales and development and implementation fees received in 2004 related to our relationship with SBC. The improvement in cash flows from changes in operating assets and liabilities was partially offset by rising inventory levels and our deferral of costs related to equipment sales to SBC. The improvement was also partially offset by increases in accounts receivable attributable to continued DISH Network subscriber growth, receivables from subscribers previously subsidized through our free and discounted programming promotions and receivables related to our relationship with SBC. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for equipment under our lease program, satellite construction and prepayments, and for general expansion to support the growth of the DISH Network.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Free cash flow	$115,743	$410,200
Add back:
Purchases of property and equipment	638,841	241,688

Net cash flows from operating activities	$754,584	$651,888

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

As discussed further below under “Obligations and Future Capital Requirements,” on October 1, 2004, EDBS redeemed all of its outstanding 10 3/8% Senior Notes due 2007 at 105.188%, plus accrued and unpaid interest as of the redemption date. The premium paid of $51.9 million will reduce our free cash flow during the fourth quarter of 2004.

During the nine months ended September 30, 2004 and 2003, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

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

Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a component of “Accumulated other comprehensive income,” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thereby establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of September 30, 2004 and December 31, 2003, we had unrealized gains of approximately $40.1 million and $79.6 million, respectively, as a part of “Accumulated other comprehensive income” within “Total stockholders’ deficit.” During the nine months ended September 30, 2004, we did not record any charges to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net losses of approximately $7.0 million on the sales of marketable and non-marketable investment securities. Our approximately $1.747 billion of

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $162.5 million as of September 30, 2004. During the nine months ended September 30, 2004, our portfolio generally, and our strategic investments particularly, experienced volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made, and may continue in the future to make, strategic equity investments in securities that are not publicly traded, including equity interests we received in exchange for cash and non-cash consideration (Note 6 to our condensed consolidated financial statements). Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the nine months ended September 30, 2004, we did not record any impairment charges with respect to these instruments.

Subscriber Turnover

Our percentage monthly subscriber churn for the nine months ended September 30, 2004 was approximately 1.66%, compared to our percentage subscriber churn for the same period in 2003 of approximately 1.58%. We believe the increase in subscriber churn resulted from a number of factors, including but not limited to competition from digital cable, cable bounties, piracy, temporary customer service deficiencies resulting from rapid expansion of our installation, in-home service and call center operations, and from increasingly complex products, impacts from the temporary unavailability of Viacom programming, and the changes in promotional mix discussed below. While we believe the impact of many of these factors will diminish with time, there can be no assurance that these and other factors will not continue to contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers. While these subscribers typically churn at a higher rate, they are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Effective February 1, 2004, we introduced our Digital Home Advantage promotion. Under this promotion, subscribers who lease equipment typically are not required to enter into annual or longer programming commitments. Therefore, Digital Home Advantage subscribers may be more likely to terminate during their first year of service since there is no financial disincentive for them to terminate. Prior to introduction of this promotion, a greater percentage of our new DISH Network subscribers entered into one or two year commitments, obligating them to pay cancellation fees for early termination. Since the number of our DISH Network subscribers with expiring commitments currently exceeds the number of new multi-period commitment subscribers we are acquiring, subscriber churn has been and will be adversely impacted for approximately the next five months while these changes in promotional mix are being absorbed. However, we believe that any impact on our overall economic return has been, and will continue to be, mitigated by the acquisition of more DISH Network subscribers under our Digital Home Advantage promotion whereby upon customer disconnect, the equipment is returned and may be redeployed to future subscribers.

We currently offer local broadcast channels in approximately 151 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by

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

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations, and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Retention and Total Subscriber Acquisition Costs

In an effort to reduce subscriber turnover, we offer various programs to existing subscribers including programs for new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of EchoStar receivers pursuant to our subscriber retention programs. During the third quarter 2004, we expanded our retention program by offering to lease additional receivers to existing subscribers. Costs related to subscriber retention programs are expected to continue to increase, particularly as participation in our existing subscriber lease program increases.

As previously described, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our costs to acquire subscribers and to a lesser extent subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards subscribers with multiple receivers and advanced products such as digital video recorders and high definition receivers, will attract better long-term subscribers. Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

Our equipment lease penetration increased during the nine months ended September 30, 2004 as compared to the same period in 2003 which reduced our per activation subscriber acquisition costs for the current period. Our per activation subscriber acquisition costs will continue to be positively impacted to the extent this trend in our equipment lease

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

penetration continues. Additional penetration of our equipment lease program will also increase capital expenditures; however we believe this increase has been, and will continue to be, mitigated by equipment returned from disconnecting customers that has been or will be redeployed.

Cash necessary to fund retention and total subscriber acquisition costs are expected to be satisfied from existing cash and marketable investment securities balances and cash generated from operations to the extent available. We may, however, decide to raise additional capital in the future to meet these requirements. If we decided to raise capital today, a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

Obligations and Future Capital Requirements

As of September 30, 2004, our purchase obligations, primarily consisting of binding purchase orders for EchoStar satellite receiver systems and related equipment and for products and services related to the operation of our DISH Network, totaled approximately $997.2 million. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements. The future maturities of our satellite-related obligations and operating leases did not change materially during the nine months ended September 30, 2004.

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

From time to time, we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital. As discussed previously, our Board of Directors approved the repurchase of up to an additional $1.0 billion of our Class A common stock, which could require that we raise additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

On October 1, 2004, our subsidiary EDBS closed on the issuance and sale of $1.0 billion principal amount of its 6 5/8% Senior Notes due October 1, 2014. On October 1, 2004, we used the net proceeds from issuance of these Notes, together with available cash, to redeem all of EDBS’ outstanding 10 3/8% Senior Notes due 2007 at 105.188%, plus accrued and unpaid interest (Note 12 to our condensed consolidated financial statements).

On November 8, 2004, our Board of Directors declared a dividend of $1.00 per share, or approximately $455.0 million, on outstanding shares of our Class A and Class B common stock, payable on December 14, 2004 to shareholders of record at the close of business on December 8, 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of September 30, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $1.747 billion. Of that amount, a total of approximately $1.585 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the nine months ended September 30, 2004 of approximately 2.0%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $4.6 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At September 30, 2004, all of the $1.585 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

Included in our marketable securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of September 30, 2004, we held strategic and financial debt and equity investments of public companies with a fair market value of approximately $162.5 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair market value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $16.3 million decrease in the fair market value of that portfolio. The fair market value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a component of “Accumulated other comprehensive income,” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thereby establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (Continued)

investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of September 30, 2004 and December 31, 2003, we had unrealized gains of approximately $40.1 million and $79.6 million, respectively, as a part of “Accumulated other comprehensive income” within “Total stockholders’ deficit.” During the nine months ended September 30, 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net losses of approximately $7.0 million on the sales of marketable and non-marketable investment securities. During the nine months ended September 30, 2004, our portfolio generally, and our strategic investments particularly, experienced and continue to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have made, and may continue in the future to make, strategic equity investments in securities that are not publicly traded, including equity interests we received in exchange for cash and non-cash consideration (Note 6 to our condensed consolidated financial statements). Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the nine months ended September 30, 2004, we did not record any impairment charges with respect to these instruments.

As of September 30, 2004, we estimated the fair market value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.699 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair market value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair market value of our debt by approximately $124.1 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2004, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $36.7 million.

We have not used derivative financial instruments for hedging or speculative purposes.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports we file or submit under the Exchange Act. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are in the process of evaluating and testing our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal controls over financial reporting that would be required to be reported in our Annual Report on Form 10-K for the year ended December 31, 2004, and there can be no assurance that there will not be any change in our controls that would be reasonably likely to materially affect our internal controls over financial reporting.

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

A trial took place during April 2003 and the Court issued a final judgment in June 2003. The Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We appealed and the Court has vacated the fee award. The District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

PART II – OTHER INFORMATION

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral argument occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

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

In February 2001, Gemstar filed additional patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. We settled all of the litigation with Gemstar during 2004 (Note 6 to our condensed consolidated financial statements).

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

During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal

PART II – OTHER INFORMATION

Circuit Decision was denied. Based upon the settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. Accordingly, in September 2004, we filed a motion for entry of judgment in our favor based upon that ruling in the parallel case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January 2004, TiVo Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case and we have moved to have it transferred to the United States District Court for the Northern District of California. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of

PART II – OTHER INFORMATION

fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. The Court scheduled a hearing for December 7, 2004 on the Motion for Class Certification. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period until November 15, 2004. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and our position as a shareholder, in StarBand, a broadband Internet satellite venture in which we invested. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson,

PART II – OTHER INFORMATION

No. 84,2004 (Del. Supr. April 2, 2004). Plaintiffs filed a motion to amend their complaint which was denied by the Court. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us although Acacia’s complaint does not identify any products or services that it believes are infringing these patents. Accordingly, the defendants have filed a motion for a more definite statement.

The asserted patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet adult content providers in the United States District Court for the Central District of California. On July 12, 2004, that Court issued a Markman ruling which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

On June 14, 2004, Fox Sports Direct (“Fox”) sued us in the United States District Court Central District of California for alleged breach of contract. During October 2004, we reached a settlement with Fox for an immaterial amount.

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

PART II – OTHER INFORMATION

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

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced during April 2003, and the Arbitration Panel conducted approximately thirty-five days of hearings. The insurers have requested additional proceedings in the New York arbitration before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance when an arbitration award may be made and what amount, if any, we will receive in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

On September 4, 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. The insurers have asserted that, even if EchoStar IV was previously a total loss, as a result of the deployment of the south solar array on EchoStar IV, EchoStar IV is now not a total loss under the terms of the insurance policies. On September 28, 2004, the Arbitration Panel ruled that if it determines that there has been a compensable loss under the insurance policies, this deployment of the south solar array is not relevant to the extent of the loss under the terms of those policies. We continue to believe that the satellite is and remains a total loss under the terms of the insurance policies.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities and Use of Proceeds

On August 25, 2004, we sold a $25.0 million 3% Convertible Subordinated Note due 2011 to CenturyTel Service Group, LLC (“CTL”) in a privately negotiated transaction exempt from registration under Section 4 (2) of the Securities Act of 1933. The note is an unsecured obligation convertible into approximately 398,724 shares of our Class A common stock at the option of CTL at $62.70 per share, subject to adjustment in certain circumstances. Commencing August 25, 2009, we may redeem, and CTL may require us to purchase, all or a portion of the note without premium.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1 through September 30, 2004.

	Total		Total Number of	Maximum Approximate
	Number of	Average	Shares Purchased as	Dollar Value of Shares
	Shares	Price	Part of Publicly	that May Yet be
	Purchased	Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2004	—	$—	—	$809,639
February 1 - February 29, 2004	—	$—	—	$809,639
March 1 - March 31, 2004	2,085,000	$32.73	2,085,000	$741,371
April 1 - April 30, 2004	3,098,800	$32.93	3,098,800	$639,300
May 1 - May 31, 2004	10,964,600	$31.11	10,964,600	$298,065
June 1 - June 30, 2004	6,797,658	$31.02	6,797,658	$87,144
July 1 - July 31, 2004	2,932,356	$29.71	2,932,356	$—
August 1 - August 31, 2004	—	$—	—	$1,000,000
September 1 - September 30, 2004	—	$—	—	$1,000,000

Total	25,878,414	$31.28	25,878,414	$1,000,000

(a)	During the period from January 1 through September 30, 2004 all purchases were made pursuant to the programs discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock on November 22, 2003. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on November 28, 2003 and which expires on the earlier of December 1, 2004 or when an aggregate amount of $1.0 billion of stock has been purchased. All purchases were made through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the period from January 1 through September 30, 2004. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes. As of July 15, 2004, we completed the November 2003 plan, having purchased a total of 31.8 million shares of our Class A common stock for a total of $1.0 billion, including the cost of purchases totaling $190.4 million during November and December 2003.

Effective August 9, 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock. We entered into a Rule 10b5-1 plan on September 1, 2004 which expires on the earlier of August 31, 2005 or when an aggregate amount of $1.0 billion of stock has been purchased. We may make repurchases of our Class A common stock under this plan, through open market purchases or privately negotiated transactions subject to market conditions and other factors. Our

PART II – OTHER INFORMATION

repurchase program does not require us to acquire any specific number or amount of securities and may be terminated at any time. As of September 30, 2004, there have been no share repurchases under this plan.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits.

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION

By:	/s/ Charles W. Ergen

Charles W. Ergen
Chairman and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Paul W. Orban

Paul W. Orban
Principal Financial Officer
(Principal Financial Officer)

Date: November 9, 2004

EXHIBIT INDEX

EXHIBITS

Exhibits

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Principal Financial Officer