Form 10-K
period 2004-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2005-03-16
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of March 11, 2005, the aggregate market value of Class A common stock held by non-affiliates* of the Registrant approximated $5.9 billion based upon the closing price of the Class A common stock as reported on the Nasdaq National Market as of the close of business on that date.

As of March 11, 2005, the Registrant’s outstanding common stock consisted of 217,156,164 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors are likely to enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	partners in our co-branding and other distribution relationships may de-emphasize or discontinue their efforts to acquire DISH Network subscribers, or may begin offering non-DISH Network video services, which would cause our subscriber additions and related revenue to decline and could cause our subscriber turnover and other costs to increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain or information technology infrastructure;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

i

•	we are periodically evaluating and testing our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2004, if in the future we are unable to report that our internal controls over financial reporting are effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal controls over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

ii

PART I

Item 1. BUSINESS

OVERVIEW

Our Business

Echostar Communications Corporation, through its DISH Network, is a leading provider of satellite delivered digital television to customers across the United States. DISH Network services include hundreds of video, audio and data channels, interactive television channels, digital video recording, high definition television, international programming, professional installation and 24-hour customer service.

We started offering subscription television services on the DISH Network in March 1996. As of December 31, 2004, the DISH Network had approximately 10.905 million subscribers. We currently have twelve owned or leased in-orbit satellites which enable us to offer over 2,000 video and audio channels to consumers across the United States. Since we use many of these channels for local programming, no particular consumer could subscribe to all channels, but all are available using small consumer satellite antennae, or dishes. We believe that the DISH Network offers programming packages that have a better “price-to-value” relationship than packages currently offered by most other subscription television providers. As of December 31, 2004, there were over 24.0 million subscribers to direct broadcast satellite services in the United States. We believe that there are more than 92.0 million pay television subscribers in the United States, and there continues to be significant unsatisfied demand for high quality, reasonably priced television programming services.

DISH Network and EchoStar Technologies Corporation

EchoStar Communications Corporation (“ECC”) is a holding company. Its subsidiaries (which together with ECC are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

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

Other Information

We were organized in 1995 as a corporation under the laws of the State of Nevada. Our common stock is publicly traded on the Nasdaq National Market under the symbol “DISH.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

Recent Developments

$1.0 Billion Senior Notes Offering. On October 1, 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes due October 1, 2014. The Notes were sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. We used the net proceeds from issuance of the Notes, together with available cash, to redeem all of our outstanding 10 3/8% Senior Notes due 2007.

10 3/8% Senior Notes Redemption. Effective October 1, 2004, we redeemed all of our outstanding 10 3/8% Senior Notes due 2007. In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at 105.188%, for a total of approximately $1.052 billion. The premium paid of approximately $51.9 million, along with unamortized debt issuance costs of approximately $4.1 million, were recorded as charges to earnings during the fourth quarter of 2004.

Cash Dividend. On December 14, 2004, we paid a one-time cash dividend of $1.00 per share, or approximately $455.7 million, on outstanding shares of our Class A and Class B common stock to shareholders of record at the close of business on December 8, 2004.

Cablevision Satellite Acquisition. On January 20, 2005, we agreed to purchase certain satellite assets from Rainbow DBS Co., a subsidiary of Cablevision Systems Corporation for $200.0 million. Specifically, we have agreed to purchase Rainbow 1, a direct broadcast satellite located at 61.5 degrees West Longitude, together with the rights to 11 DBS frequencies at that location. The satellite includes 13 transponders, up to 12 of which can be operated in “spot beam” mode. Also, as part of this transaction, we will acquire ground facilities and related assets in Black Hawk, S.D. The transaction is subject to customary conditions, including regulatory approval by the FCC. There can be no assurance that such approval will be obtained.

Settlement of EchoStar IV Arbitration. Several years ago, we filed a $219.3 million insurance claim as a result of the failure of our EchoStar IV satellite to operate properly. The satellite insurance consisted of separate, substantially identical policies with many carriers for varying amounts which, in combination, create a total insured amount of $219.3 million. All of the carriers contested the loss claim, resulting in arbitration under the terms of the policies.

On March 4, 2005, we agreed to settle our insurance claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. Payment from each settling carrier is due on or before April 26, 2005, with interest commencing to accrue on April 12, 2005. Currently, we have received signed agreements back from insurers representing our 90% of the aggregate amount. While we believe the remaining insurers will each sign the agreement shortly, the arbitration will continue with respect to any insurers who decline to settle.

Amounts payable to us in excess of our previously recorded $106.0 million receivable will be recognized in income during the period in which the respective insurers sign the settlement agreement. See “Item 3 – Legal Proceedings” for more information relating to the underlying insurance claim and our historical accounting for that claim.

Internal Review and Filing of Purported Securities Class Action. Our Audit Committee recently completed a review of recordkeeping and internal control issues relating to certain of our vendor and third party relationships (the “Review”). The Review concluded that the Company’s recordkeeping in prior years and the current control environment were deficient and reported one instance in which one of our executive officers in charge of certain business functions directed the preparation, in prior years, of inaccurate documentation that was used to determine payments made to a vendor. Management has evaluated this instance and determined that it constitutes a “significant deficiency” in the Company’s internal control over financial reporting, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Management’s complete report on internal control over financial reporting is set forth under “Item 9A. Controls and Procedures.” Notwithstanding this determination, no adjustments to our consolidated financial statements were required as a result of the Review, and none were made. We are, however, implementing several changes recommended by the Audit Committee to our governance, operating and control policies and procedures. We have also taken disciplinary action and other steps to remediate the conduct underlying the deficiencies identified by the Audit Committee’s Review.

Following the March 10, 2005 publication of a news article purporting to describe the Review and other matters, we received a phone call from the Division of Enforcement of the Securities and Exchange Commission inquiring about the matters described in the news article. The Company intends to fully respond to that inquiry. On March 11, 2005, a purported class action lawsuit was filed against us and several of our current and former officers in the United States District Court for the District of Colorado. The complaint alleges, among other things, that we made material misstatements and omissions by issuing financial statements and “reports on operations” that were not in accordance with GAAP, through inadequate internal controls, failure to disclose related party transactions and improperly booking certain transactions, resulting in violations of several federal securities law provisions. We intend to vigorously defend against this complaint.

DISH NETWORK

Programming

Value-Based Programming Packages. We use a “value-based” strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we currently sell our entry-level “America’s Top 60” package for $26.99 per month. This package includes 60 of our most popular video channels in digital format. We estimate that cable operators would typically charge over $40.00 per month, on average, for comparable entry-level expanded basic service.

Our “America’s Top 120” package currently sells for $37.99 per month and is similar to an expanded basic cable package plus more than 30 commercial-free, CD-quality music channels. We estimate that cable operators would typically charge over $45.00 per month, on average, for a similar package.

Our “America’s Top 180” currently sells for $47.99 per month, and our “America’s Everything Pak,” which combines our “America’s Top 180” package and more than 30 commercial-free premium movie channels including HBO, Cinemax, Showtime and Starz!, currently sells for $81.99 per month.

Cable operators do typically include local channels in their programming packages. However, we can provide satellite-delivered local channels in digital format to any of these packages for an additional $5.99 per month in 155 of the largest markets in the United States, representing over 95% of all of U.S. television households.

We also offer each of these programming packages under our Digital Home Advantage promotion, which can include a dual tuner receiver, installation in up to two rooms, and local channels where available at no additional cost. Our Digital Home Advantage promotion prices are $31.99 per month for “America’s Top 60”, $42.99 per month for “America’s Top 120”, and $52.99 and $86.99 per month, respectively, for “America’s Top 180” and “America’s Everything Pak”. Generally, subscribers to any Digital Home Advantage package may add a digital video recorder to their system for an additional cost of only $5.00 per month.

Movie Packages. We currently offer each of our four movie packages, which include up to 10 movie channels per package, starting at $11.99 per month. We believe we currently offer more movie channels than cable typically offers at a comparable price.

DISH Latino Programming Packages. We also offer a variety of Spanish-language programming packages. Our “DISH Latino” package includes more than 30 Spanish-language programming channels for $24.99 per month. We also offer “DISH Latino Dos,” which includes over 125 English and Spanish-language programming channels for $34.99 per month. Our DISH Latino Max includes more than 170 Spanish and English-language channels for $44.99 per month.

International Programming. We offer over 100 foreign-language channels including Arabic, South Asian, Hindi, Russian, Chinese, Greek and many others. DISH Network remains the pay-TV leader in delivering foreign-language programming to customers in the United States, and our foreign-language programming contributes significantly to our subscriber growth. We believe foreign-language programming is a valuable niche product that attracts new subscribers to DISH Network who are unable to get similar programming elsewhere. However, we face increasing competition from other distributors of foreign language programming, including the Spanish-language programming discussed above, and there can be no assurance that we will continue to experience growth in subscribers to our foreign-language programming services. In addition, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn. Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all.

Sales, Marketing and Distribution

Sales Channels. We currently sell EchoStar receiver systems and solicit orders for DISH Network programming services through independent distributors, retailers and consumer electronics stores. While we also sell receiver systems and programming directly, independent retailers are responsible for most of our sales. These independent retailers are primarily local retailers who specialize in TV and home entertainment systems. We also acquire customers through nationwide retailers such as Costco, Sears and certain regional consumer electronic chains. In addition, RadioShack Corporation sells EchoStar receiver systems and markets DISH Network programming services through its 5,200 corporate stores and in approximately 1,000 dealer franchise stores nationwide. We also have an agreement with JVC to distribute our receiver systems under its label through certain of its nationwide retailers.

We offer our distributors and retailers what we believe are competitive incentive programs. Through these programs, qualified distributors and retailers receive, among other things, incentives upon new subscriber activations and generally receive monthly residual incentives dependent on, among other things, continued consumer subscription to qualified programming.

Marketing. We use print, radio, and television, on a local and national basis, to advertise and promote the DISH Network. We also offer point-of-sale literature, product displays, demonstration kiosks and signage for retail outlets. We provide guides that describe DISH Network products and services to our retailers and distributors and conduct periodic educational seminars. Our mobile sales and marketing team visits retail outlets regularly to reinforce training and ensure that these outlets have proper point-of-sale materials for our current promotions. Additionally, we dedicate a DISH Network television channel and website to provide retailers with information about special services and promotions that we offer from time to time.

Promotional Subsidies. Our future success in the subscription television industry depends on, among other factors, our ability to acquire and retain DISH Network subscribers. We provide varying levels of subsidies and incentives to attract customers, including leased, free or subsidized receiver systems, installations, programming and other items. This marketing strategy emphasizes our long-term business strategy of maximizing future revenue by selling DISH Network programming to a large potential subscriber base and rapidly increasing our subscriber base. Since we subsidize consumer up-front costs, we incur significant costs each time we acquire a new subscriber. Although there can be no assurance, we believe that, on average, we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue.

During July 2000, we began offering our DISH Network subscribers the option to lease receiver systems. Our current equipment lease program, the Digital Home Advantage promotion, offers new customers the ability to lease up to four installed EchoStar receivers, including various premium models such as advanced digital video recorders and high definition receivers, when they subscribe to one of several qualifying programming packages. Although there can be no assurance, we expect this marketing strategy will reduce the cost of acquiring future subscribers because we retain ownership of the receiver systems. Upon termination of service, Digital Home Advantage subscribers are required to return the receiver and certain other equipment to us. While we do not recover all of the equipment upon termination of service, equipment that is recovered after deactivation is reconditioned and re-deployed at a lower cost than new equipment. The effectiveness of our plan to reduce subscriber acquisition costs through redeployment of leased equipment is dependent on our ability to retrieve and cost effectively recondition leased equipment from subscribers who terminate service. Our ability to realize reduced equipment costs from redeploying reconditioned equipment will be negatively impacted by new compression technologies that will inevitably render some portion of our current and future EchoStar receivers obsolete. We will incur additional costs, which may be substantial, to upgrade or replace these set-top boxes.

We base our marketing promotions, among other things, on current competitive conditions. In some cases, if competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation would be adversely affected.

Digital Video Recording and Interactive Service

We continue to expand our offerings to include advanced products such as digital video recorders, or “DVRs” and interactive programming services. DISH Network customers can purchase or lease receivers with built-in hard disk drives that permit viewers to pause and record live programs, including programming in high definition, without the need for videotape. We now offer receivers capable of storing up to 210 hours of programming and expect to increase storage capacity on future receiver models. We also currently offer receivers that provide a wide variety of innovative interactive television services and applications, including shopping and weather channels, wagering and gaming.

Broadband Strategic Alliances

Since 2002, we have entered into agreements to offer a bundled package of services combining DISH Network satellite television service with the voice and data services of various telecommunications companies such as SBC Communications, Inc. (“SBC”) and others.

Beginning in the first quarter of 2004, we commenced sales of a co-branded service featuring our DISH Network service bundled together with SBC’s telephony, high-speed data and other communications services. SBC is marketing the bundled service and is responsible for certain integrated order-entry, customer service and billing. SBC also purchases set-top box equipment from us to lease to bundled service customers. SBC outsources installation and certain customer service functions to us for a fee. As part of the agreement, SBC paid us certain development and implementation fees during 2003 and 2004.

While we expect to continue to pursue opportunities to bundle our DISH Network satellite television service with the voice and data services of SBC and other telecommunications providers, SBC recently announced that in 2005 it will begin deploying an advanced fiber network that will enable it to offer video services directly. Our net new subscriber additions and certain of our other key operating metrics would be adversely affected to the extent SBC de-emphasizes or discontinues its efforts to acquire DISH Network subscribers. Moreover, there can be no assurance that we will be successful in developing significant new bundling opportunities with other telecommunications companies.

Our Satellites

Our satellites operate in the “Ku” and “Ka” band portions of the microwave radio spectrum used for satellite communications. The Ku-band spectrum is split into two segments by the FCC. The 11.7 to 12.2 GHz downlink band, which is the low and medium power portion of the Ku-band, is known as the Fixed Satellite Service (“FSS”) band. The high power portion of the Ku-band within the 12.2 to 12.7 GHz downlink band is known as the Broadcast Satellite Service (“BSS”) band, which is also referred to as Direct Broadcast Satellite or the “DBS” band.

Unlike the DBS spectrum, the FSS spectrum has no predefined frequency plan such that the number and bandwidth of each individual channel can vary and satellite orbital locations are routinely as close together as two degrees. In addition, there are more severe power limitations placed on FSS spectrum. The result of these differences generally means that, while FSS spectrum can be satisfactorily used for delivery of direct to home (“DTH”) services, it can carry somewhat less capacity and generally requires a slightly larger user antenna or consumer dish to adequately receive signals from a satellite.

Ka-band is a higher frequency band than Ku-band and roughly ranges from 18 to 40 GHz. For commercial users, the downlink spectrum is generally considered to consist of frequencies between 18.3 – 18.8 GHz and 19.7 – 20.2 GHz. This part of the Ka-band is also considered to be FSS spectrum, and therefore Ka-band orbital locations can routinely be as close together as two degrees. The higher frequency and closer spacing generally make Ka-band spectrum transmissions more susceptible to various types of signal interference, including interference caused by rain and snow. While several companies in the satellite communications industry have business plans for the use of Ka-band spectrum for video, data and broadband services, the use of Ka-band spectrum for commercial satellite communication services is still in the developmental stage.

Most of our programming is currently transmitted to our customers on DBS frequencies within the Ku-band spectrum. However, we continue to explore other opportunities including partnerships and investments to expand our capacity through the use of other available spectrum, such as FSS services in the Ku and Ka-bands.

Overview of Our Satellites and FCC Authorizations. Our satellites are located in orbital positions, or slots, that are designated by their western longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each DBS orbital position into 32 frequency channels. Each transponder on our satellites typically exploits one frequency channel. Through digital compression technology, we can currently transmit between nine and thirteen digital video channels from each transponder. The FCC has licensed us to operate 96 direct broadcast satellite frequencies at various orbital positions including:

•	21 frequencies at the 119 degree orbital location and 29 frequencies at the 110 degree orbital location, both capable of providing service to the entire continental United States (“CONUS”);

•	11 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States;

•	32 frequencies at the 148 degree orbital location, capable of providing service to the Western United States; and

•	3 frequencies at the 157 degree orbital location, capable of providing service to the Western United States.

We also hold licenses or lease capacity on satellites at two FSS orbital locations including:

•	32 frequencies at the 121 degree orbital location, capable of providing CONUS service; and

•	24 frequencies at the 105 degree orbital location, currently capable of providing service to approximately 80% of CONUS.

In addition, we were the winning bidder for the remaining 29 DBS frequencies at the 157 degree orbital location at an FCC auction conducted in July 2004. However, we have not yet been granted the license for these frequencies, and we cannot be certain that the FCC will ultimately grant us these licenses.

We currently broadcast the majority of our programming from the 110 and 119 degree locations. The majority of our customers have satellite receiver systems that are equipped to receive signals from, at least, both of these locations.

Satellite Fleet

We presently have twelve owned or leased satellites in geostationary orbit approximately 22,300 miles above the equator. Each of the eight DBS satellites (EchoStar I through EchoStar VIII) and one FSS Ku/Ka-band satellite (EchoStar IX) we own and operate has a minimum design life of at least 12 years. Our satellite fleet is a major component of our Echostar DBS System. While we believe that overall our satellite fleet is in general good health, during 2004 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation.

We currently own a total of nine in-orbit satellites.

EchoStar I and II. EchoStar I and II currently operate at the 148 degree orbital location. Each of these Series 7000 class satellites designed and manufactured by Lockheed Martin Corporation, has 16 transponders that operate at approximately 130 watts of power. While both satellites are currently functioning properly in orbit, similar Lockheed Series 7000 class satellites owned by third parties have experienced total in-orbit failure. While we currently do not have sufficient information available to reach any conclusions as to whether other satellites of the Series 7000 class might be at increased risk of suffering a similar malfunction, no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure. EchoStar I and II are each equipped with 24 Traveling Wave Tube Amplifiers (“TWTA”), of which 16 are required to support the transponders authorized for operation on each satellite. Prior to 2004, failures or reduced capabilities on a single TWTA on each of EchoStar I and II left each satellite with 23 usable TWTAs. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures may impact commercial operation of the satellites. We will continue to evaluate the performance of EchoStar I and EchoStar II as new events or changes in circumstances become known.

EchoStar III. EchoStar III currently operates at the 61.5 degree orbital location. During January 2004, a TWTA pair on this satellite failed, resulting in a loss of service on one of our licensed transponders. An additional TWTA pair failed in March 2004. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 18 TWTAs on the satellite to date. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, the satellite was equipped with a total of 44 TWTAs to provide redundancy. EchoStar III can now operate a maximum of 26 transponders, but due to redundancy switching limitations and specific channel authorizations it currently can only operate on 18 of the 19 FCC authorized frequencies we utilize at the 61.5 degree west orbital location. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar III as new events or changes in circumstances become known.

EchoStar IV. EchoStar IV is currently located at the 157 degree orbital location. Prior to 2004, this satellite experienced failures with the deployment of its solar arrays and with 38 of its 44 transponders (including spares), and further experienced anomalies affecting its thermal systems and propulsion systems. Several years ago, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering this satellite. On March 4, 2005, we agreed to settle this claim (see “Item 3 — Legal Proceedings”). On September 4, 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. As of December 31, 2003, EchoStar IV was fully depreciated.

EchoStar V. EchoStar V is currently located at the 119 degree orbital location. This satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel, the solar array anomalies may prevent the use of some of those transponders for the full 12-year design life of the satellite. In addition, momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V as new events or changes in circumstances become known. Increased fuel use resulting from commercial operation of the spacecraft or other events and circumstances would require us to reduce the remaining depreciable life of EchoStar V.

EchoStar VI. EchoStar VI currently operates at the 110 degree orbital location. This satellite has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. Prior to 2004, EchoStar VI lost a total of 3 solar array strings. During April 2004 and again in July 2004, EchoStar VI experienced anomalies resulting in the loss of two additional solar array strings, bringing the total number of string losses to five. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite or are expected to reduce the estimated design life of the satellite to less than 12 years, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar VI as new events or changes in circumstances become known.

EchoStar VII. EchoStar VII currently operates at the 119 degree orbital location. This satellite has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VII also includes spot-beam technology which enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States. Each transponder can transmit multiple digital video, audio and data channels. During March 2004, our EchoStar VII satellite lost a solar array circuit. EchoStar VII was designed with 24 solar array circuits and needs 23 for the spacecraft to be fully operational at end of life. While this anomaly is not expected to reduce the estimated design life of the satellite to less than 12 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar VII as new events or changes in circumstances become known.

EchoStar VIII. EchosStar VIII currently operates at the 110 degree orbital location. This satellite has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. During June 2004, EchoStar VIII experienced an anomaly which affected operation of one of the primary gyroscopes on the satellite. A spare gyroscope has been switched in and is performing nominally. EchoStar VIII was originally configured with three primary, and one spare, gyroscope. Further, an anomaly previously experienced has resulted in certain gyroscopes being utilized for aggregate periods of time substantially in excess of their originally qualified limits in order to maintain nominal spacecraft operations and pointing. An investigation is underway to determine the root cause of the anomaly and to develop procedures for continued spacecraft operation in the event of future gyroscope anomalies. In January 2005, EchoStar VIII experienced a fault within one of the computer components in the spacecraft control electronics. The system is operating nominally on one processor with limited backup capacity. An investigation is underway to determine the root cause of this anomaly and whether any permanent degradation or loss of redundancy has occurred. While these anomalies are not expected to reduce the estimated design life of the satellite to less than 12 years and have not impacted commercial operation of the satellite to date, until the root causes of the anomalies are determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of each solar array. Both arrays are currently fully functional, but rotating in a mode recommended by the satellite manufacturer which allows full rotation but is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

During 2003, a single battery cell on EchoStar VIII exhibited reduced capacity. There are 72 battery cells on EchoStar VIII and all loads can be maintained for the full design life of the satellite with up to two battery cells fully failed. An investigation of the battery cell anomaly, which has not impacted commercial operation of the satellite, is underway. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

We depend on EchoStar VIII to provide local channels to over 40 markets until at least such time as our EchoStar X satellite is successfully launched which is currently expected during the fourth quarter of 2005 (see “Satellites under Construction” below). In the event that EchoStar VIII experienced a total or substantial failure, we could transfer many, but not all, of those channels to other in-orbit satellites.

EchoStar IX. EchoStar IX currently operates at the 121 degree orbital location. This satellite has 32 Ku-band transponders that operate at approximately 110 watts per channel, along with transponders that can provide services in Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services.

We currently lease a total of three in-orbit satellites.

AMC-2. AMC-2 currently operates at the 105 degree orbital location. This SES Americom FSS satellite is equipped with 24 medium power FSS Ku transponders and is used primarily to provide local channels by satellite to DISH Network subscribers who install a specially-designed dish. Our lease of this satellite will continue at least until the AMC-15 satellite discussed below is placed in service at this location, which is expected to occur during the second half of 2005.

AMC-15. AMC-15 is currently being relocated to the 113 degree orbital location and is expected to move to the 105 degree orbital location during the second half of 2005. This SES Americom FSS satellite is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams. We could use the capacity on AMC-15 to offer a combination of programming including local network channels in additional markets, together with satellite-delivered high-speed internet services.

AMC-16. AMC-16 is currently located at the 85 degree orbital location. This SES Americom FSS satellite is virtually identical to AMC-15 and is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams capable of covering full CONUS. We could use the capacity on AMC-16 as a backup for AMC-15, and could also utilize the satellite to offer local network channels in additional markets, together with satellite-delivered high-speed internet services.

Satellite Insurance. We currently do not carry insurance for any of our in-orbit satellites. To satisfy insurance covenants related to our 9 3/8% Senior Notes due 2009 and 10 3/8% Senior Notes due 2007, we previously classified an amount equal to the depreciated cost of five of our satellites as cash reserved for satellite insurance on our balance sheet. As of December 31, 2003, this amount totaled approximately $176.8 million. During 2004, we redeemed all of these Notes (See Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K) and are no longer subject to these insurance covenants. Since the indentures for our remaining outstanding notes do not have covenants requiring satellite insurance, we reclassified the remaining amount of the reserve to cash and cash equivalents during the fourth quarter of 2004.

We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

Several years ago, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. On March 4, 2005 we agreed to settle this claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. See “Item 3 – Legal Proceedings” for more information.

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

Satellites under Construction. We have entered into contracts to construct four new satellites.

•	EchoStar X, a Lockheed Martin A2100 class DBS satellite, is expected to be completed and launched during the fourth quarter of 2005 and will enable better bandwidth utilization, provide back-up protection for our existing local channel offerings, capacity to potentially offer local channels in additional markets and could allow DISH Network to offer other value-added services.

•	EchoStar XI, a Space Systems/Loral FS1300 class DBS satellite, is expected to be completed during 2007 and is contingent upon, among other things, finalization of the necessary bankruptcy court approvals. There can be no assurance that these approvals will be finalized or that the satellite will ultimately be launched. EchoStar XI will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

•	Two additional Lockheed Martin A2100 class spot beam Ka-band satellites are expected to be completed during 2008 and will enable better bandwidth utilization and could allow DISH Network to offer other value-added services including 2-way broadband and video.

Satellites under Lease. We have also entered into satellite service agreements to lease capacity on two additional satellites under construction.

•	An SES Americom DBS satellite expected to launch during 2006 and commence commercial operations at an orbital location to be determined at a future date. This satellite could be used as additional backup capacity and to offer other value-added services.

•	An additional satellite expected to launch during 2006, contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. This satellite could allow DISH Network to offer other value-added services.

In addition, on January 20, 2005, we agreed to purchase Rainbow 1, a DBS satellite located at 61.5 degrees West Longitude, together with the rights to 11 DBS frequencies at that location (See “Recent Developments”). The transaction is subject to regulatory approval by the FCC and other regulatory agencies. There can be no assurance that such approval will be obtained.

We are significantly increasing our satellite capacity as a result of the agreements discussed above and other satellite service agreements currently under negotiation. While we are currently evaluating various opportunities to make profitable use of this capacity—including, but not limited to, launching satellite two-way and wireless broadband, increasing our international programming and other services, and expanding our local and high definition programming—we do not have firm plans to utilize all of the additional satellite capacity we expect to acquire. In addition, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this additional capacity. Future costs associated with this additional capacity will negatively impact our margins if we do not have sufficient growth in subscribers or in demand for new programming or services to generate revenue to offset the costs of this increased capacity.

As a result of our recent agreements discussed above, and other satellite service agreements currently under negotiation, we have significantly increased our capacity of satellites and orbital locations. We are currently evaluating various opportunities to make profitable use of this capacity, including, but not limited to, launching satellite two-way and wireless broadband, increasing our international programming and other services, and expanding our local and high definition programming. These business opportunities may not materialize, and accordingly, there can be no assurance that we will be able to utilize this increased capacity profitably.

Components of a DBS System

Overview. In order to provide programming services to DISH Network subscribers, we have entered into agreements with video, audio and data programmers who generally make their programming content available to our digital broadcast operations centers in Cheyenne, Wyoming and Gilbert, Arizona, via commercial satellites or fiber optic networks. We monitor those signals for quality, and can add promotional messages, public service programming, advertising, and other information. Equipment at our digital broadcast operations centers then digitizes, compresses, encrypts and combines the signal with other necessary data, such as conditional access information. We then “uplink” or transmit the signals to one or more of our satellites and broadcast directly to DISH Network subscribers.

In order to receive DISH Network programming, a subscriber needs:

•	a satellite antenna, which people sometimes refer to as a “dish,” and related components;

•	a “satellite receiver” or “set-top box”; and

•	a television set.

EchoStar Receiver Systems. EchoStar receiver systems include a small satellite dish, a digital satellite receiver that decrypts and decompresses signals for television viewing, a remote control, and other related components. We offer a number of set-top box models. Our standard system comes with an infrared universal remote control, an on-screen interactive program guide and V-chip type technology for parental control. Our premium models include a hard disk drive enabling additional features such as digital video recording of up to 210 hours of programming and a UHF/infrared universal remote. Certain of our standard and premium systems allow independent satellite TV viewing on two separate televisions. We also offer a variety of specialized products including high definition television (“HDTV”) receivers. Set-top boxes communicate with our authorization center through telephone lines to, among other things, report the purchase of pay-per-view movies and other events. DISH Network reception equipment is incompatible with our competitors’ systems.

Although we internally design and engineer our receiver systems, we outsource manufacturing to high-volume contract electronics manufacturers. Sanmina-SCI Corporation is the primary manufacturer of our receiver systems. JVC and Celetronix USA, Inc. also manufacture some of our receiver systems.

We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our receivers and many components of our EchoStar receiver systems that we provide to subscribers. Although there can be no assurance, we do not believe that the loss of any single manufacturer will materially impact our business.

Conditional Access System. We use conditional access technology to encrypt our programming so only those who pay can receive it. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in the satellite receiver, together referred to as “security access devices,” to control access to authorized programming content. ECC owns 50% of NagraStar L.L.C., a joint venture that provides us with security access devices. Nagra USA, a subsidiary of the Kudelski Group, owns the other 50% of NagraStar. NagraStar purchases these security access devices from NagraCard SA, a Swiss company which is also a subsidiary of the Kudelski Group. These security access devices, which we can upgrade over the air or replace periodically, are a key element in preserving the security of our conditional access system. When a consumer orders a particular channel, we send a message by satellite that instructs the security access devices to permit decryption of the programming for viewing by that consumer. The set-top box then decompresses the programming and sends it to the consumer’s television.

Our signal encryption has been pirated, allowing illegal receipt of our programming, and our security systems could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. In addition, theft of our competitors’ programming can also increase our churn. Compromises of our encryption technology could also adversely affect our ability to contract for video and audio services provided by programmers. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. To further combat piracy and maintain the functionality of active set-top boxes, we are in the process of replacing older generation smart cards with newer generation smart cards. We expect to complete the replacement of older generation smart cards during the second half of 2005. However, there can be no assurance that these security measures or any future security measures we may implement will be effective in reducing piracy of our programming signals.

Installation. While many consumers have the skills necessary to install our equipment in their homes, we believe that most installations are best performed by professionals, and that on time, quality installations are important to our success. Consequently, we have expanded our installation business, which is conducted through our DISH Network Service L.L.C. subsidiary. We use both employees and independent contractors for professional installations. Independent installers are held to DISH Network Service L.L.C. service standards to attempt to ensure each DISH Network customer receives the same quality installation and service. Our offices and independent installers are strategically located throughout the continental United States. Although there can be no assurance, we believe that our internal installation business helps to improve quality control, decrease wait time on service calls and new installations and helps us better accommodate anticipated subscriber growth.

Digital Broadcast Operations Centers. Our principal digital broadcast operations centers are located in Cheyenne, Wyoming and Gilbert, Arizona. Almost all of the functions necessary to provide satellite-delivered services occur at those locations. The digital broadcast operations centers use fiber optic lines and downlink antennas to receive programming and other data from content providers. For local channels, the programming signals are encoded in the originating city and then backhauled via fiber to our principal digital broadcast operation centers. These centers then uplink programming content to our direct broadcast satellites. Equipment at our digital broadcast operations centers performs substantially all compression and encryption of DISH Network’s programming signals. We are also in the process of building several new mini digital broadcast operations centers that will allow us to better utilize the spot beam capabilities of our satellites.

Customer Service Centers. We currently operate ten customer service centers fielding substantially all of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, billing, installation and technical support. We continue to work to automate simple phone responses and to increase Internet-based customer assistance in order to better manage customer service costs and improve the customer’s self-service experience.

Subscriber Management. We presently use, and are dependent on, CSG Systems International, Inc.’s software system for the majority of DISH Network subscriber billing and related functions.

Competition for our Dish Network Business

We compete in the subscription television service industry against other DBS television providers, cable television and other land-based system operators offering video, audio and data programming and entertainment services. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our earnings and other operating metrics could be materially adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.

Cable Television. Cable television operators have a large, established customer base, and many cable operators have significant investments in, and access to, programming. Of the 99% of United States television households in which cable television service was available as of December 31, 2004, approximately 62% subscribed to cable. Cable television operators continue to leverage their advantages relative to us by, among other things, bundling their analog video service with expanded digital video services, 2-way high speed internet access, and telephone services. Cable television operators with analog systems are also able to provide service to multiple television sets within the same household at a lesser incremental cost to the consumer, and they are able to provide local and other programming in a larger number of geographic areas.

Some digital cable platforms currently offer a VOD service that enables subscribers to choose from a library of programming selections for viewing at their convenience. We are currently developing our own VOD service alternative which is expected to be launched in late 2005. We cannot assure you that our VOD service, when launched, will be successful in competing with the cable services offering.

DirecTV and other DBS and Direct-to-Home System Operators. During December 2003, an affiliate of News Corporation acquired a 34% controlling interest in The DirecTV Group (formerly known as Hughes Electronics Corporation), the owner of DirecTV. News Corporation’s diverse world-wide satellite, content and other related businesses may provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other assets valuable to our industry. In addition, DirecTV’s satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. We believe DirecTV continues to be in an advantageous position relative to our company with regard to, among other things, certain programming packages, and possibly, volume discounts for programming offers. DirecTV also recently announced plans to launch four new satellites, two of which are expected to be operational in each of 2005 and 2007, which will be used to offer local and national high definition programming to most of the U.S. population. If DirecTV implements these plans, we may be at a competitive disadvantage.

In addition, during 2004 DirecTV and the National Rural Telecommunications Cooperative (“NRTC”) entered into an agreement which terminated NRTC’s rights to be the exclusive distributor of DirecTV in large portions of the rural United States. As a result of this agreement, DirecTV is now able to compete directly against us in these territories, and this could adversely affect our ability to continue to add or retain rural subscribers.

Other companies in the United States have conditional permits or have launched satellites or leased transponders for a comparatively small number of DBS assignments that can be used to provide subscription satellite services to portions of the United States. These new entrants may have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 11 million subscribers.

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

Impact of HDTV. We may be placed at a competitive disadvantage to the extent other multi-channel video providers are able to offer more programming in high definition than we are. We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in high definition, unless we make substantial additional investments in infrastructure to deliver high definition programming. While we expect that we would be able to use a portion of our planned increase in satellite capacity to respond to some of these competitive threats, there can be no assurance that we will be able to effectively compete with high definition program offerings from other video providers.

New Technologies and Competitors. New technologies could also have a material adverse effect on the demand for our DBS services. For example, we face a competitive threat from the build-out of advanced fiber optic networks. Verizon and SBC have recently begun widespread deployment of fiber-optic networks that could allow them to offer video services directly to millions of homes as early as 2006. In addition, telephone companies and other entities are also implementing and supporting digital video compression over existing telephone lines and digital “wireless cable” which may allow them to offer video services without having to build a new infrastructure. Moreover, mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, telephone companies and others may result in providers capable of offering television services in competition with us. Furthermore, all of these companies may use these existing and new technologies to offer a bundle of television and telecommunications services that may prove to be more competitive than our current offerings. We may not be able to compete successfully with existing competitors or new entrants in the market for television services.

ECHOSTAR TECHNOLOGIES CORPORATION

EchoStar Technologies Corporation (“ETC”), one of our wholly-owned subsidiaries, designs and develops EchoStar receiver systems. Our satellite receivers have won numerous awards from the Consumer Electronics Manufacturers Association, retailers and industry trade publications. We outsource the manufacture of EchoStar receiver systems to third parties who manufacture the receivers in accordance with our specifications.

The primary purpose of our ETC division is to support the DISH Network. However, in addition to supplying EchoStar receiver systems and related accessories for the DISH Network, ETC also sells similar digital satellite receivers internationally, either directly to television service operators or to our independent distributors worldwide. This has created a source of additional business for us and synergies that directly benefit DISH Network. For example, our satellite receivers are designed around the Digital Video Broadcasting standard, which is widely used in Europe and Asia. The same employees who design EchoStar receiver systems for the DISH Network are also involved in designing set-top boxes sold to international TV customers. Consequently, we benefit from the possibility that ETC’s international projects may result in improvements in design and economies of scale in the production of EchoStar receiver systems for the DISH Network.

We believe that direct-to-home satellite service is particularly well-suited for countries without extensive cable infrastructure, and we are actively soliciting new business for ETC. However, there can be no assurance that ETC will be able to develop additional international sales or maintain its existing business.

Through 2004, our primary international customer was Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. We currently have certain binding purchase orders from Bell ExpressVu, and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. Our future international revenue depends largely on the success of these and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers.

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

FCC Regulation under the Communications Act

FCC Jurisdiction over our Operations. The Communications Act of 1934, as amended, which we refer to as the “Communications Act,” gives the FCC broad authority to regulate the operations of satellite companies. Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

•	the assignment of satellite radio frequencies and orbital locations;

•	licensing of satellites, earth stations, the granting of related authorizations, and evaluation of the fitness of a company to be a licensee;

•	approval for the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

•	ensuring compliance with the terms and conditions of such assignments and authorizations, including required timetables for construction and operation of satellites and other due diligence requirements;

•	avoiding interference with other radio frequency emitters; and

•	ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations governing the operations of satellite communications providers and multi-channel video distributors.

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

We also sublease six transponders (corresponding to six frequencies) at the 61.5 degree orbital location from licensee Dominion Video Satellite, Inc. In addition, we were the winning bidder for the remaining 29 DBS frequencies at the 157 degree orbital location at an FCC auction conducted in July 2004. However, we have not yet been granted the license for these frequencies. We have also applied for a transfer of the 11 DBS frequencies at the 61.5 location currently owned by Rainbow based on our recent agreement to purchase the Rainbow 1 satellite and related assets, see “Recent Developments.” We cannot be certain that the FCC will ultimately grant us the licenses for the additional frequencies at 61.5 or 157.

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

Opposition and other Risks to our Licenses and Authorizations. Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending requests to the FCC for extensions, modifications, waivers and approvals of our licenses. In addition, we may not have fully complied with all of the FCC reporting and filing requirements in connection with our satellite authorizations. Because of this opposition and our failure to comply with certain requirements of our authorizations, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.

Our FSS Licenses. In addition to our DBS licenses and authorizations, we have received conditional licenses from the FCC to operate FSS satellites in the Ka-band and the Ku-band, including licenses to operate EchoStar IX (a hybrid Ka/Ku-band satellite) at the 121 degree orbital location. In addition, EchoStar holds Ka-band licenses at the 97, 113 and 117 degree orbital locations, and extended Ku-band licenses at the 109 and 121 degree orbital locations. Use of these licenses and conditional authorizations is subject to certain technical and due diligence requirements, including the requirement to construct and launch satellites according to specific milestones and deadlines. Our projects to construct and launch Ku-band, extended Ku-band and Ka-band satellites are in various stages of development.

Risks to our Ka-Band and Ku-Band Authorizations. Our Ka-band license at the 121 degree orbital locations allow us to use only 500 MHz of Ka-band spectrum in each direction, while certain other licensees have been authorized to use 1000 MHz in each direction. Our Ka-band licenses at the 97, 113 and 117 degree orbital locations are for the full 1000 MHz in each direction. With respect to these latter Ka-band licenses, the FCC requires construction, launch and operation of the satellites to be completed by December 2008, October 2009, and March 2009, respectively. We recently submitted satellite construction contracts to the FCC for the proposed Ka-band satellites at the 97 and 117 degree orbital locations. We cannot be sure that the FCC will rule that the contracts we submitted comply with their first construction milestone requirements. Moreover, ITU deadlines require Ka-band satellites to be operating at the 97, 113 and 117 degree orbital locations by June of 2005. For our extended Ku-band satellites at the 109 and 121 degree orbital locations, the FCC requires construction, launch and operation of the satellites to be completed by September 2009. There can be no assurance that we will develop acceptable plans to meet all of these deadlines, or that we will be able to utilize any of these orbital slots.

Recent FCC Rulemaking Affecting our Licenses and Applications. The FCC changed its system for processing applications to a “first-come, first-served” process. Since that change became effective, we have filed or refiled, and have pending before the FCC, new applications for as many as nine satellites in several different frequency bands. Several of our direct or indirect competitors have filed petitions to deny or dismiss certain of our pending applications or have requested that conditions be placed on authorizations we requested. We received conditional Ka-band licenses for the 97, 113 and 117 degree orbital locations, and extended Ku-band licenses for the 109 and 121 degree orbital locations, while a number of our other applications have been denied or dismissed without prejudice by the FCC. We cannot be sure that the FCC will grant any of our outstanding applications, or that the authorizations, if granted, will not be subject to onerous conditions. Moreover, the cost of building, launching and insuring a satellite can be as much as $250.0 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations. The FCC has also imposed a $3.0 million (previously $5.0 million) bond requirement for all future satellite licenses, which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite. We have provided the FCC with letters of credit, collateralized by approximately $15 million of our restricted cash and marketable investment securities, to satisfy this requirement for all of our Ka-band and extended Ku-band licenses.

New Satellite License Auction Proceedings. The FCC has proposed to auction licenses for two DBS frequencies at the 61.5 degree orbital location. On December 27, 2004, the FCC ruled that DBS providers that hold DBS licenses at orbital locations capable of serving the entire continental United States (including EchoStar) would not be eligible to bid for the license for the two frequencies at the 61.5 degree orbital location, and would not be qualified to acquire that license for a period of four years following grant. While this ruling pertains to different DBS channels than the 11 channels that we have sought to acquire from Rainbow (as previously discussed), we cannot be sure that this ruling will not adversely affect the FCC’s disposition of our application for assignment of the 11 channels to us.

Expansion DBS Spectrum. The FCC has also allocated additional expansion spectrum for DBS services commencing in 2007. This could create significant additional competition in the market for subscription television services. We filed applications for this additional spectrum during March 2002 but cannot predict whether the FCC will grant these applications.

Other Services in the DBS band. The FCC has also adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as direct broadcast satellite and Ku-band-based fixed satellite services. In the same rulemaking, the FCC authorized use of the DBS spectrum that we use by terrestrial communication services and it auctioned licenses for these terrestrial services during January 2004. There can be no assurance that operations by non-geostationary orbit fixed satellite services or terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.

Proposals to allow 4.5 Degree Spacing. During April 2002, SES Americom, Inc. requested a declaratory ruling that it is in the public interest for SES Americom to offer satellite capacity for third party direct-to-home services to consumers in the United States and certain British Overseas Territories in the Caribbean. SES Americom proposes to employ a satellite licensed by the Government of Gibraltar to operate in the same uplink and downlink frequency bands as us, from an orbital position located in between two orbital locations where EchoStar and DirecTV have already positioned satellites. DirecTV, which opposes SES’s petition, has itself filed a petition for rulemaking for standards to permit such 4.5 degree spacing. On January 23, 2004, we filed comments in response to DirecTV’s petition for rulemaking. The possibility that the FCC will allow service to the U.S. from closer-spaced DBS slots may permit additional competition against us from other DBS providers.

Competition for Canadian Orbital Slots. DirecTV requested and obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot. We have also requested authority to do the same from the Canadian DBS orbital slot at 129 degrees and an FSS orbital slot at 118.7 degrees. The possibility that the FCC will allow service to the U.S. from foreign slots may permit additional competition against us from other DBS providers.

Rules Relating to Alaska and Hawaii. The holders of DBS authorizations issued after January 19, 1996 must provide DBS service to Alaska and Hawaii if such service is technically feasible from the authorized orbital location. Our authorizations at the 110 degree, 148 degree and 157 degree orbital locations were received after January 19, 1996. While we provide service to Alaska and Hawaii from both the 110 and 119 degree orbital locations, those states have expressed the view that our service should more closely resemble our service to the mainland United States and otherwise needs improvement. Further, the satellites we currently operate at the 148 and 157 degree orbital locations are not able to provide service to Alaska and/or Hawaii. We received temporary conditional waivers of the service requirement for both the 148 and 157 degree orbital locations. However, the FCC could revoke these waivers at any time.

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

Public Interest Requirements. Under a requirement of the Cable Act, the FCC imposed public interest requirements on DBS licensees. These rules require us to set aside four percent of our channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers. This could displace programming for which we could earn commercial rates and could adversely affect our financial results. The FCC has generally not reviewed all aspects of our methodology for processing public interest carriage requests, computing the channel capacity we must set aside or determining the rates that we charge public interest programmers. We cannot be sure that if the FCC were to review these methodologies it would find them in compliance with the public interest requirements.

Moreover, certain parties have challenged certain aspects of our methodology for processing public interest carriage requests in a pending proceeding, and we received a letter from the FCC’s Enforcement Bureau regarding these issues. We cannot be sure that the Commission will not take enforcement action against us, which may result in fines and/or changes to our methodology for compliance with these rules. The FCC’s Enforcement Bureau is also investigating the public interest qualifications of a programmer that at one time occupied a channel of public interest capacity on our system.

Other Open Access Requirements. The FCC has also commenced an open access proceeding regarding distribution of high-speed Internet access services and interactive television services. We cannot be sure that the FCC will not ultimately impose open access obligations on us, which could be very onerous, and could create a significant strain on our capacity and ability to provide other services.

Plug and Play and Broadcast Flag. The FCC adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems. That standard was developed through negotiations involving the cable and consumer electronics industries, but not us, and we are concerned that it may impose certain onerous “encoding rules” on all multichannel video programming distributors, including us, and that the standard and its implementation process favor cable systems. We have filed a petition for review of the FCC’s “plug and play” order with the federal Court of Appeals for the District of Columbia Circuit on various grounds, but we cannot be sure that the court will not uphold the FCC’s decision. The FCC also adopted the “broadcast flag” method for copy-protecting content broadcast digitally over the air. The cable industry has requested that certain requirements established by the FCC also extend to DBS set-top boxes. It is too early to fully assess the risks to us from the adoption of these standards and the possible extension of these requirements to DBS boxes.

Emergency Alert System. The FCC recently initiated a rulemaking seeking comments on whether its rules that require broadcasters and cable operators to transmit emergency alert messages should be extended to other distributors, such as DBS operators. We currently do not have the capability of receiving, processing or relaying alerts from the 550 emergency alert system areas back into those areas, and the difficulties of obtaining this capability are likely insurmountable. Even if technically feasible, such capability would likely require costly and substantial modifications to our system or to our subscriber set-top boxes.

The Satellite Home Viewer Improvement Act and Satellite Home Viewer Extension and Reauthorization Act

Retransmission of Distant Networks. The Copyright Act, as amended by the Satellite Home Viewer Improvement Act, or “SHVIA,” permits satellite retransmission of distant network channels only to “unserved households.” An example of a distant station retransmission is a Los Angeles network station retransmitted by satellite to a subscriber outside of Los Angeles. That subscriber qualifies as an “unserved household” if he or she cannot receive, over the air, a signal of sufficient intensity (“Grade B” intensity) from a local station affiliated with the same network.

SHVIA has also established a process whereby consumers predicted to be served by a local station may request that that station waive the unserved household limitation so that the requesting consumer may receive distant signals by satellite. If the waiver request is denied, SHVIA entitles the consumer to request an actual test, with the cost to be borne by either the satellite carrier (such as us), the broadcast station, or the consumer. The testing process required by the statute can be very costly.

In addition, SHVIA has affected and continues to affect us adversely in several other respects. The legislation prohibits us from carrying more than two distant signals for each broadcasting network and leaves the FCC’s Grade B intensity standard unchanged without future legislation. The FCC recently rejected our petition for reconsideration of its methodology for predicting whether a particular household is served by a signal of Grade B intensity. While we have filed a petition for federal appellate review of the FCC’s action we cannot be sure that the court will not uphold the FCC’s decision. The FCC rules mandated by SHVIA also require us to delete substantial programming (including sports programming) from these signals. Although we have implemented certain measures in order to comply with these rules, these requirements have significantly hampered, and may further hamper, our ability to retransmit distant network and superstation signals. The burdens the rules impose upon us may become so onerous that we may be required to substantially alter, or stop retransmitting some programming channels. In addition, the FCC’s sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system.

On December 8, 2004, Congress passed the Satellite Home Viewer Extension and Reauthorization Act, or “SHVERA.” SHVERA extends our legal authority to retransmit distant stations under SHVIA to December 31, 2009, but imposes new and complex restrictions on that authority. In general, we will no longer be able to offer distant network stations to new subscribers in markets in which we offer local network stations. In addition, our ability to retransmit distant digital network stations today depends on whether a household is unserved by the analog signal of the local network station. While the statute gives us the ability to engage in signal strength testing to determine whether a household can receive the digital signal of the local network station, this ability does not commence until at least April 30, 2006 or July 15, 2007 (depending on the market and whether extensions are granted), and is also subject to certain restrictions. It is too early to fully assess all of the implications of SHVERA for our retransmissions of distant network stations.

SHVERA also amended the royalty provisions applicable to our retransmission of distant network channels and superstations. While the initial royalty rate specified in SHVERA for analog distant network and superstation signals is that in effect on July 1, 2004, SHVERA has increased the initial rate for digital station retransmissions. In addition, SHVERA provides that these rates may be modified by voluntary negotiation or through arbitration initiated by the Librarian of Congress if no voluntary agreement is reached. While we have reached a conditional agreement with certain (but not all) copyright owners, we may be required to submit to arbitration to obtain agreements with others, and there is a risk we may be required to pay significantly higher royalty rates for these distant stations as a result.

While SHVERA gives us the ability that cable operators already have to also import into a local market certain stations from neighboring markets that are deemed “significantly viewed” in the local market, that ability is subject to a number of restrictions, including the requirement of receiving retransmission consent and the prohibition on importing a digital signal of better resolution than the local digital network station that we carry.

Opposition to Our Delivery of Distant Signals. See “Item 3 – Legal Proceedings – Distant Network Litigation” for information regarding opposition to our delivery of distant signals.

Retransmission of Local Networks. SHVIA generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies which provide local signals. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short term.

“Must Carry” and Other Requirements. SHVIA also imposed “must carry” requirements on DBS providers and the FCC has adopted detailed “must carry” rules. These rules generally require that satellite distributors carry all the local broadcast stations requesting carriage in a timely and appropriate manner in areas where they choose to offer local programming, not just the four major networks. Since we have limited capacity, the number of markets in which we can offer local programming is reduced by the “must carry” requirements. The must carry legislation also includes provisions which could expose us to material monetary penalties, and permanent prohibitions on the sale of all local and distant network channels, based on inadvertent violations of the legislation, prior law, or the FCC rules.

Several “must carry” complaints by broadcasters against us are pending at the FCC. The FCC has ruled against us in certain of these proceedings, and we cannot be sure that the FCC will rule in our favor in other pending or future proceedings. Adverse rulings could result in a decrease in the number of local areas where we can offer local network programming. This in turn could increase churn in those markets and preclude us from offering local network channels in new markets, thereby reducing our competitiveness.

Also, SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers, and our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and operation of one or more additional satellites. It is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent some of those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, we expect that our subscriber churn could be negatively impacted.

In the meantime, we cannot be sure that the FCC will not interpret or implement its existing rules in such a manner as to inhibit our use of a two-dish solution to comply with the “must carry” requirements. The National Association of Broadcasters and Association of Local Television Stations filed an emergency petition during 2002 asking the FCC to modify or clarify its rules to prohibit or hamper our compliance plan. In response, during April 2002, a bureau of the FCC issued a declaratory ruling and order finding that our compliance plan violated certain provisions of SHVIA and the FCC’s “must carry” regulations. Challenges to the April 2002 order have been filed by various parties, including one by us, and are presently pending. During April 2002, the bureau also issued an order granting in part numerous complaints filed against us by individual broadcast stations that claimed violations of the “must carry” requirements similar to those addressed in the prior April 2002 order. Depending upon the ultimate outcome of these proceedings (including the extent to which our compliance reports are accepted), further orders by a bureau of the FCC or by the FCC itself could result in a decrease in the number of local areas where we will offer local network programming until new satellites are launched. This, in turn, could significantly increase the churn of subscribers in those areas where local network programming is no longer offered and impair our ability-to gain new subscribers in those areas, which could materially adversely affect our financial performance. We could also be exposed to damage claims if we are found by any court to have violated the “must carry” requirements, which could have a material adverse affect on our financial position.

In addition, while the FCC has decided for now not to impose on satellite carriers “must carry” for high definition television stations or dual digital/analog or multicast carriage obligations - i.e., additional requirements in connection with the carriage of digital television stations that go beyond carriage of one video signal (whether analog or standard definition digital) for each station — the FCC still has pending rulemaking proceedings on these matters. While the FCC recently ruled against dual and multicast carriage for cable companies, we cannot be certain that this decision will be upheld on review, that there will not be legislation overturning it, or that it will be applied to satellite carriers. In addition, certain parties have continued to urge the FCC to require satellite HDTV must-carry.

These proceedings may result in further, even more onerous, digital carriage requirements. HDTV must-carry would likely require us to reduce the number of markets that we are otherwise able to serve with local stations in order to carry multiple signals for local stations in the markets that we would continue to serve.

Dependence on Cable Act for Program Access

We purchase a substantial percentage of our programming from cable-affiliated programmers. The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers have been extended from October 2002 to October 2007, but this extension could be reversed. Upon expiration of those provisions, many popular programs may become unavailable to us, causing a loss of customers and adversely affecting our revenues and financial performance. Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis. We believe that the FCC generally has not shown a willingness to enforce the program access rules aggressively. As a result, we may be limited in our ability to obtain access (or nondiscriminatory access) to programming from programmers that are affiliated with the cable system operators.

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

The International Telecommunication Union

Our DBS system also must conform to the International Telecommunication Union, or “ITU,” broadcasting satellite service plan. If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants’ operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. The United States government has filed modification requests with the ITU for EchoStars I through VIII. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. We cannot predict when the ITU will act upon these requests for modification or if they will be made.

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

We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our net income, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Item 3 — Legal Proceedings.”

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2005 or 2006. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For operating segment and principal geographic area data for 2004, 2003 and 2002 see Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 20,000 employees at December 31, 2004, most of whom are located in the United States. We generally consider relations with our employees to be good.

Although a total of approximately 40 employees in one of our field offices have voted to unionize, we are not currently a party to any collective bargaining agreements. However, we are currently negotiating a collective bargaining agreement at this office.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. Our code of ethics is available on our corporate website at www.echostar.com. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	52	Chairman, Chief Executive Officer and Director
O. Nolan Daines	45	Executive Vice President, Information Technology and Broadband
James DeFranco	52	Executive Vice President and Director
Mark W. Jackson	44	President, EchoStar Technologies Corporation
Michael Kelly	43	Executive Vice President, DISH Network Service L.L.C. and Customer Service Operations
David K. Moskowitz	46	Executive Vice President, General Counsel, Secretary and Director
David J. Rayner	47	Executive Vice President and Chief Financial Officer
Steven B. Schaver	51	President, EchoStar International Corporation
Michael Schwimmer	44	Executive Vice President, Programming and Marketing

Charles W. Ergen. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar’s subsidiaries. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980.

O. Nolan Daines. Mr. Daines is the Executive Vice President of Information Technology and Broadband and is currently responsible for EchoStar’s broadband initiatives including strategic alliances with telecommunication partners. Mr. Daines joined EchoStar as Senior Vice President in September 2002. He served on EchoStar’s Board of Directors and its Audit Committee from March 1998 until September 2002. In addition, until May 2002, Mr. Daines served as a member of EchoStar’s Executive Compensation Committee. In 1993, Mr. Daines founded

DiviCom, Inc., where he held various executive officer positions from the formation of DiviCom until October 1999.

James DeFranco. Mr. DeFranco, currently the Executive Vice President of EchoStar, has been a Vice President and a Director of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar’s subsidiaries. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen’s spouse, was a co-founder of EchoStar in 1980.

Mark W. Jackson. Mr. Jackson is the President of EchoStar Technologies Corporation. Mr. Jackson served as Senior Vice President of EchoStar Technologies Corporation from April 2000 until June 2004 and as Senior Vice President of Satellite Services from December 1997 until April 2000.

Michael Kelly. Mr. Kelly is the Executive Vice President of DISH Network Service L.L.C. and Customer Service Operations. Mr. Kelly served as Senior Vice President of DISH Network Service L.L.C. from March 2001 until February 2004 and as Senior Vice President of International Programming from March 2000 until March 2001. Mr. Kelly joined EchoStar in March 2000 following EchoStar’s acquisition of Kelly Broadcasting Systems, Inc. From January 1991 until March 2000, Mr. Kelly served as President of Kelly Broadcasting Systems, Inc. where he was responsible for all components of the business, including operations, finance, and international and domestic business development.

David K. Moskowitz. Mr. Moskowitz is the Executive Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. He was elected to EchoStar’s Board of Directors during 1998. Mr. Moskowitz is responsible for all legal affairs and certain business functions for EchoStar and its subsidiaries.

David J. Rayner. Mr. Rayner is the Executive Vice President and Chief Financial Officer of EchoStar. Mr. Rayner is responsible for all accounting and finance functions of the Company. Prior to joining EchoStar, Mr. Rayner served as Senior Vice President and Chief Financial Officer of Time Warner Telecom from June 1998 to December 2004. During his time with Time Warner Telecom, Mr. Rayner served as Vice President — Finance from February 1997 to May 1998 and was Controller from May 1994 to February 1997. From 1982 to 1994, Mr. Rayner held various financial and operational management positions with Time Warner Cable.

Steven B. Schaver. Mr. Schaver was named President of EchoStar International Corporation in April 2000. Mr. Schaver served as EchoStar’s Chief Financial Officer from February 1996 through August 2000 and served as EchoStar’s Chief Operating Officer from November 1996 until April 2000.

Michael Schwimmer. Mr. Schwimmer is the Executive Vice President of Programming and Marketing. Mr. Schwimmer served as Senior Vice President of Programming from February 2002 to June 2004 and as Vice President of Programming from July 1997 to February 2002.

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

Item 2. PROPERTIES

The following table sets forth certain information concerning our principal properties:

		Approximate
	Segment(s)	Square	Owned or
Description/Use/Location	Using Property	Footage	Leased
Corporate headquarters, Englewood, Colorado	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	ETC	150,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	63,000	Owned
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	123,000	Owned
Digital broadcast operations center, Gilbert, Arizona	DISH Network	120,000	Owned
Customer call center and data center, Littleton, Colorado	DISH Network	202,000	Owned
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	Owned
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer call center, Christiansburg, Virginia	DISH Network	103,000	Owned
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	78,500	Leased
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer call center, Thornton, Colorado	DISH Network	55,000	Owned
Customer call center, Harlingen, Texas	DISH Network	54,000	Owned
Customer call center, Bluefield, West Virginia	DISH Network	50,000	Owned
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	144,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	163,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse and distribution center, Dallas, Texas	DISH Network	80,000	Leased
Warehouse and distribution center, Chicago, Illinois	DISH Network	48,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	44,000	Owned
Warehouse and distribution center, Baltimore, Maryland	DISH Network	37,000	Leased
Engineering offices and warehouse, Almelo, The Netherlands	All Other	55,000	Owned

In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States.

Item 3. LEGAL PROCEEDINGS

Distant Network Litigation

Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida in Miami entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to find that our method of providing distant network programming did not violate SHVIA and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

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

A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We ask the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to nonetheless receive those channels by satellite. Further, even though SHVIA provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Satellite Insurance

Several years ago, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions

Reinsurance Company), United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 MEB and 861 MEB; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. We rejected this settlement offer and submitted our claim to arbitration pursuant to the terms of the insurance policies.

On March 4, 2005, we agreed to settle our insurance claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. Payment from each settling carrier is due on or before April 26, 2005, with interest commencing to accrue on April 12, 2005. Currently, we have received signed agreements back from insurers representing over 90% of the aggregate amount. While we believe the remaining insurers will each sign the agreement shortly, the arbitration will continue with respect to any insurers who decline to settle.

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

In February 2001, Gemstar filed additional patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. We settled all of the litigation with Gemstar during 2004 (See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K ).

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. Based upon the settlement with Gemstar discussed above, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, L.L.C.

In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. Our case is stayed pending the appeal of the Charter case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

During January 2004, TiVo Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.

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

Acacia’s various patent infringement cases have now been consolidated for pre-trial purposes in the United States District court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted on December 21, 2004 and on February 7, 2005. The Court denied Plaintiff’s motion for class certification on February 10, 2005. It is uncertain whether the Plaintiff will appeal this decision. Therefore, it is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and we expect the Court to follow with a briefing schedule for the motion for summary judgment. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal. The Fifth Circuit vacated and remanded the District Court’s denial of our motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is our collection of costs, which were previously granted by the Court.

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand, a broadband Internet satellite venture in which we invested, filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and our position as a shareholder, in StarBand. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). Plaintiffs filed a motion to amend their complaint which was denied by the Court. The Plaintiffs appealed the denial of their motion to amend and the appeal is pending. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants have moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim. Those motions are currently under consideration by the Court. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Bank One

During March 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in the Court of Common Pleas of Franklin County, Ohio alleging breach of a duty to indemnify. Bank One alleges that EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. Bank One alleges that we entered into a guarantee wherein we agreed to pay any indemnity obligation incurred by Bank One. During April 2004, we removed the case to federal court in Columbus, Ohio. We deny the allegations and intend to vigorously defend against the claims. We filed a motion to dismiss the Complaint which was granted in part and denied in part. The Court granted our motion, agreeing we did not owe Bank One a duty to defend the underlying lawsuit. However, the Court denied the motion in that Bank One will be allowed to attempt to prove that we owed Bank One a duty to indemnify. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability against us.

Church Communications Network, Inc.

During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against EchoStar Satellite L.L.C. (“ESLLC”) in the United States District Court for the Northern District of Alabama. CCN contends that our contractual relationship with Dominion Video Satellite, Inc., a direct broadcast provider that airs only Christian programming, constitutes a breach of a commercial television services agreement between ESLLC and CCN (the “CCN Agreement”). Further, CCN contends that our reluctance to disclose the confidential provisions of the Dominion/EchoStar agreement warrant causes of action for negligent misrepresentation, intentional misrepresentation, and non-disclosure. We filed a motion to dismiss CNN’s complaint, or alternatively to transfer the case to a Colorado court. The Court denied our motion to dismiss, but granted our motion to transfer. As a result, the action was transferred to the United States District Court for the District of Colorado. Thereafter, we filed a motion to dismiss the case in the Colorado court. The motion to dismiss is currently pending before the Court and the case is currently in discovery.

Although the CCN Agreement specifically limits damages to $500,000, CCN initially sought $1.5 million. As this case progressed, CCN initially increased the amount of its alleged damages to over $3.0 million and has recently indicated that it is now seeking damages in excess of $15.0 million. As this is currently in early discovery it is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Vivendi

In January 2005, Vivendi Universal, S.A. (“Vivendi”), filed suit against EchoStar Communications Corporation in the United States District Court for the Southern District of New York alleging that we have anticipatorily repudiated or are in breach of an alleged agreement between EchoStar and Vivendi pursuant to which we are allegedly required to broadcast a music-video channel provided by Vivendi. Vivendi’s complaint seeks injunctive and declaratory relief, and damages in an unspecified amount. Vivendi has since filed a motion for a preliminary injunction, in which it asks the Court to order us to broadcast the Vivendi music-video channel during the pendency of the litigation and to pay Vivendi for the provision of its music-video channel. We intend to vigorously defend this case. In the event that a Court determines that Vivendi is entitled to a preliminary injunction, we may be required to broadcast the Vivendi music-video channel during the pendency of the litigation, which would impact the bandwidth that we have available to broadcast other services. In the event that a Court ultimately determines that we have a contractual obligation to broadcast the Vivendi music-video channel and that we are in breach of that obligation, we may be required to broadcast the Vivendi music-video channel and be subject to substantial damages. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

During June 2004, Fox Sports Direct (“Fox”) sued us in the United States District Court Central District of California for alleged breach of contract. During October 2004, we reached a settlement with Fox for an immaterial amount.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our Class A common stock is quoted on the Nasdaq National Market under the symbol “DISH.” The sale prices shown below reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The high and low closing sale prices of our Class A common stock during 2003 and 2004 on the Nasdaq National Market (as reported by Nasdaq) are set forth below.

	High	Low
2003
First Quarter	$30.40	$23.28
Second Quarter	36.28	27.63
Third Quarter	40.40	34.27
Fourth Quarter	40.53	30.44

2004
First Quarter	$39.33	$32.40
Second Quarter	34.65	29.54
Third Quarter	31.89	27.26
Fourth Quarter	34.27	30.02

As of March 11, 2005, there were approximately 4,819 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of March 11, 2005, all 238,435,208 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman and Chief Executive Officer. There is currently no trading market for our Class B common stock.

Dividend. On December 14, 2004, we paid a one-time cash dividend of $1.00 per share, or approximately $455.7 million, on outstanding shares of our Class A and Class B common stock to shareholders of record at the close of business on December 8, 2004.

We currently do not intend to declare additional dividends on our common stock. Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans. See Item 12 – Security Ownership of Certain Beneficial Owners and Management.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2004 through March 11, 2005.

	Total		Total Number of	Maximum Approximate
	Number of		Shares Purchased	Dollar Value of Shares
	Shares	Average	as Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(a)	per Share	or Programs	Plans or Programs (b)
	(In thousands, except share data)
October 1 - October 31, 2004	—	$—	—	$1,000,000
November 1 - November 30, 2004	—	$—	—	$1,000,000
December 1 - December 31, 2004	—	$—	—	$1,000,000
January 1 - January 31, 2005	—	$—	—	$1,000,000
February 1 - February 28, 2005	90,000	$28.96	90,000	$997,394
March 1 - March 11, 2005	200,000	$28.67	200,000	$991,660

Total	290,000	$28.76	290,000	$991,660

(a)	During the period from October 1, 2004 through March 11, 2005 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on September 1, 2004 and which expires on the earlier of August 31, 2005 or when an aggregate amount of $1.0 billion of stock V has been purchased. We may elect not to purchase the maximum amount of shares allowable under this plan and we may also enter into additional Rule 10b5-1 plans to facilitate the share repurchases authorized by our Board of Directors. All purchases may be through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the period from October 1, 2004 through March 11, 2005. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes.

Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2004 have been derived from, and are qualified by reference to our Consolidated Financial Statements. Beginning January 1, 2004, we combined certain revenue and cost of sales items into other captions. All prior period amounts have been conformed to the current period presentation. See further discussion under Item 7. – “Explanation of Key Metrics and Other Items.” This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2004, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
	2000	2001	2002		2003	2004
	(In thousands, except per share data)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$2,371,850	$3,605,724	$4,429,699		$5,409,875	$6,677,370
Equipment sales	300,996	359,934	348,629		295,409	373,253
Other	42,374	35,480	42,497		34,012	100,593

Total revenue	2,715,220	4,001,138	4,820,825		5,739,296	7,151,216

Costs and Expenses:
Subscriber related expenses (exclusive of depreciation shown below)	1,276,943	1,792,542	2,200,239		2,707,898	3,567,409
Satellite and transmission expenses (exclusive of depreciation shown below)	44,719	40,899	62,131		79,322	112,239
Cost of sales – equipment	227,955	263,046	227,670		194,491	305,313
Cost of sales – other	—	6,967	6,466		3,496	33,265
Subscriber acquisition costs	1,155,941	1,080,819	1,168,649		1,312,068	1,527,886
General and administrative	196,907	305,738	319,915		332,723	397,718
Non-cash, stock-based compensation	51,465	20,173	11,279		3,544	1,180
Depreciation and amortization	185,356	278,652	372,958		398,206	502,901

Total costs and expenses	3,139,286	3,788,836	4,369,307		5,031,748	6,447,911

Operating income (loss)	$(424,066)	$212,302	$451,518		$707,548	$703,305

Net income (loss)	$(650,326)	$(215,498)	$(852,034	)(1)	$224,506	$214,769

Basic and diluted net income (loss) to common shareholders	$(651,472)	$(215,835)	$(414,601	)(2)	$224,506	$214,769

Basic weighted-average common shares outstanding	471,023	477,172	480,429		483,098	464,053

Diluted weighted-average common shares outstanding	471,023	477,172	480,429		488,314	467,645

Basic net income (loss) per share	$(1.38)	$(0.45)	$(0.86)		$0.46	$0.46

Diluted net income (loss) per share	$(1.38)	$(0.45)	$(0.86)		$0.46	$0.46

Cash dividend per common share	$—	$—	$—		$—	$1.00

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and marketable investment securities	$1,464,175	$2,828,297	$2,686,995	$3,972,974	$1,155,633
Restricted cash and marketable investment securities	3,000	1,288	9,972	19,974	57,552
Cash reserved for satellite insurance	82,393	122,068	151,372	176,843	—
Total assets	4,636,835	6,519,686	6,260,585	7,585,018	6,029,277
Long-term obligations (including current portion):
Senior Notes	3,000,000	3,700,000	3,700,000	5,378,351	3,946,153
Convertible Notes	1,000,000	2,000,000	2,000,000	1,500,000	1,525,000
Capital lease obligation, mortgages and other notes payable	36,290	21,602	47,053	59,322	331,735
Total stockholders’ equity (deficit)	(657,383)	(777,772)	(1,176,022)	(1,032,524)	(2,078,212)

	For the Years Ended December 31,
	2000	2001	2002	2003	2004
Other Data
DISH Network subscribers, as of year end (in millions)	5.260	6.830	8.180	9.425	10.905
DISH Network subscriber additions, gross (in millions)	2.554	2.722	2.764	2.894	3.441
DISH Network subscriber additions, net (in millions)	1.850	1.570	1.350	1.245	1.480
Monthly churn percentage	1.39%	1.60%	1.59%	1.57%	1.62%
Average revenue per subscriber (“ARPU”)	$45.69	$49.56	$49.37	$51.21	$54.87
Average subscriber acquisition costs per subscriber (“SAC”)	$452	$395	$421	$453	$444
Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$478	$519	$507	$480	$593
Net cash flows from (in thousands):
Operating activities	$(118,677)	$489,483	$66,744	$575,581	$1,001,442
Investing activities	$(911,957)	$(1,279,119)	$(682,387)	$(1,761,870)	$1,078,281
Financing activities	$982,153	$1,610,707	$420,832	$994,070	$(2,666,022)

(1)	Net loss in 2002 includes $689.8 million related to merger termination costs.

(2)	The net loss to common shareholders in 2002 of $414.6 million differs significantly from the net loss in 2002 of $852.0 million due to a gain on repurchase of Series D Convertible Preferred Stock of approximately $437.4 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Our strategy for 2005 will focus on improving our operating results and free cash flow by attempting to increase our subscriber base, reduce churn, control rising subscriber acquisition costs and maintain or improve operating margins. We will also focus on improving our competitive position by leveraging our increased satellite capacity to pursue strategic initiatives.

Operational Results and Goals

Increase our subscriber base and reduce churn. We added approximately 1.480 million net new subscribers during 2004, ending the year with approximately 10.905 million DISH Network subscribers. We remain committed to growing our subscriber base with high quality customers by continuing to offer compelling consumer promotions. These promotions include offers of free or low cost advanced consumer electronics products, such as digital video recorders and high definition receivers, as well as various promotional offers of our DISH Network programming packages, which we believe generally have a better “price-to-value” relationship than packages currently offered by most other subscription television providers.

However, there are many reasons we may not be able to maintain our current rate of new subscriber growth. For example, our subscriber growth would decrease if our partners in our co-branding and other distribution relationships de-emphasize or discontinue their efforts to acquire DISH network subscribers, or if they begin offering non-DISH Network video services. Our subscriber growth would also be negatively impacted to the extent our competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced digital video recorders, video on demand (“VOD”) services, and HDTV services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services.

In order to increase our subscriber base we must control our rate of customer turnover, or “churn.” Our percentage monthly churn for the year ended December 31, 2004 was approximately 1.62%, compared to our percentage churn for the same period in 2003 of approximately 1.57%. Our principal strategy to control churn is to attract higher quality long term customers by imposing heightened credit requirements and tailoring our promotions toward subscribers desiring multiple receivers and advanced products such as digital video recorders and high definition receivers. We also plan to continue to offer advanced products to existing customers through our lease promotions and to initiate other loyalty programs to improve our overall subscriber retention. However, there can be no assurance these and other actions we may take to control subscriber churn will be successful, and we are unlikely to be able to continue to grow our subscriber base at current rates if we cannot control our customer churn.

We also continue to undertake initiatives with respect to our conditional access system to further enhance the security of the DISH Network signal and attempt to make theft of our programming commercially impractical or uneconomical. However, piracy and many other factors may have a material adverse impact on our subscriber churn.

Control rising subscriber acquisition costs. We generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers, and these and other subscriber acquisition costs have increased significantly over the past year. If a subscriber churns earlier than previously estimated, we may not fully recover the costs related to the acquisition of that subscriber. Our principal strategies to control rising subscriber acquisition costs involve growing our base with higher quality customers who are less likely to churn and reducing the overall cost of subsidized equipment we provide to new customers. Our principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new subscribers rather than selling systems to them at little or no cost. Leasing enables us to, among other things, reduce our future subscriber acquisition costs by redeploying equipment returned by disconnected lease subscribers to new subscribers. We are further reducing the cost of subscriber equipment through our design and deployment of EchoStar receivers with multiple tuners that allow the subscriber to receive our DISH Network services in multiple rooms using a single set-top box, thereby reducing the number of EchoStar receivers we deploy to each subscriber household. However, our overall subscriber acquisition costs, including amounts expensed and capitalized, both in the aggregate and on a per new subscriber basis, may materially increase in the future to the extent that we introduce more aggressive promotions

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

or newer, more expensive consumer electronics products in response to new promotions and products offered by our competitors. In addition, new compression technologies will inevitably render some portion of our current and future EchoStar receivers obsolete and we will incur additional costs, which may be substantial, to upgrade or replace these set-top boxes.

Maintain or improve operating margins. We will continue to work to generate cost savings during 2005 by improving our operating efficiency and attempting to control rising programming costs. During 2004, our operating margins were negatively impacted by costs associated with the expansion of our installation, in-home service and call center operations. We are attempting to control these costs by improving the quality of the initial installation, providing better subscriber education in the use of our products and services, and enhancing our training programs for our in-home service and call center representatives. However, these initiatives may not be sufficient to maintain or increase our operational efficiencies and we may not be able to continue to grow our operations cost effectively.

Our operating margins have also been adversely impacted by rising programming costs. Payments we make to programmers for programming content represent one of the largest components of our operating costs. We expect programming providers to continue to demand higher rates for their programming. We will continue to negotiate aggressively with programming providers in an effort to control rising programming costs. However, there can be no assurance we will be successful in controlling these costs, and we may be forced to drop one or more channels if we cannot reach acceptable agreements with all of our content providers. In addition, there can be no assurance that we will be able to increase the price of our programming to offset these programming rate increases without affecting the competitiveness of our programming packages.

Leverage Increased Satellite Capacity. We have recently entered into agreements to purchase or lease a substantial amount of additional satellite capacity. We are currently evaluating various opportunities to utilize this capacity, including, but not limited to, launching satellite two-way and wireless broadband data services, increasing our international programming and expanding our local and high definition programming. However, we face a variety of risks and uncertainties that may prevent us from utilizing this additional satellite capacity profitably. These risks include, among other things, the risks that there may be insufficient market demand for these new services and program offerings, or that customers might find competing services and program offerings more attractive. In addition, many of these new services depend on successful development of new technologies which may not perform as we expect. Our results of operation and financial condition will be adversely affected if we cannot make profitable use of this additional satellite capacity.

Explanation of Key Metrics and Other Items

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, digital video recorder fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes and other subscriber revenue. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that agreement. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

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

Equipment sales. “Equipment sales” consist of sales of digital set-top boxes and related components by our ETC subsidiary to an international DBS service provider. “Equipment sales” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Equipment sales” does not include revenue from sales of equipment to SBC. Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.

Other. “Other” sales consists principally of subscription television service revenues from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) that we acquired in April 2004.

Subscriber-related expenses. “Subscriber-related expenses” principally include costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, programming expenses, copyright royalties, residual commissions paid to retailers or distributors, billing, lockbox, subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, direct costs of installation and other services related to that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized as the services are performed.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services.

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

Cost of sales – other. “Cost of sales – other” principally includes programming and other expenses associated with the C-band subscription television service business of SNG we acquired in April 2004.

Subscriber acquisition costs. Under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition advertising. We exclude the value of equipment capitalized under our equipment lease program from our calculation of “Subscriber acquisition costs.” We also exclude payments and the value of returned equipment related to disconnected lease program subscribers from our calculation of “Subscriber acquisition costs.”

SAC and Equivalent SAC. We are not aware of any uniform standards for calculating SAC and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We calculate SAC by dividing total “Subscriber acquisition costs” for a period by the number of gross new DISH Network subscribers during the period. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs. “Equivalent SAC” adds to “Subscriber acquisition costs” the value of equipment capitalized under our new subscriber lease program less the value of returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us.

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

Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our debt and convertible debt securities, net of capitalized interest.

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

DISH Network subscribers. We include customers obtained through direct sales, and through our retail networks, including our co-branding relationship with SBC and other distribution relationships, in our DISH Network subscriber count. We believe our overall economic return for co-branded and traditional subscribers will be comparable. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, AT60 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.

During April 2004, we acquired the C-band subscription television service business of SNG, the assets of which primarily consist of acquired customer relationships. Although we expect to convert some of these customer relationships from C-band subscription television services to our DISH Network DBS subscription television service, acquired C-band subscribers are not included in our DISH network subscriber count unless they have also subscribed to our DISH Network DBS television service.

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

Subscriber churn/subscriber turnover. We are not aware of any uniform standards for calculating subscriber churn and believe presentations of subscriber churn may not be calculated consistently by different companies in the same or similar businesses. We calculate percentage monthly subscriber churn by dividing the number of DISH Network subscribers who terminate service during each month by total DISH Network subscribers as of the beginning of that month. We calculate average subscriber churn for any period by dividing the number of DISH Network subscribers who terminated service during that period by the average number of DISH Network subscribers eligible to churn during the period, and further dividing by the number of months in the period. Average DISH Network subscribers eligible to churn during the period are calculated by adding the DISH Network subscribers as of the beginning of each month in the period and dividing by the total number of months in the period.

Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

	For the Years Ended December 31,		Variance
	2004	2003	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$6,677,370	$5,409,875	$1,267,495	23.4%
Equipment sales	373,253	295,409	77,844	26.4%
Other	100,593	34,012	66,581	195.8%

Total revenue	7,151,216	5,739,296	1,411,920	24.6%

Costs and Expenses:
Subscriber-related expenses	3,567,409	2,707,898	859,511	31.7%
% of Subscriber-related revenue	53.4%	50.1%
Satellite and transmission expenses	112,239	79,322	32,917	41.5%
% of Subscriber-related revenue	1.7%	1.5%
Cost of sales - equipment	305,313	194,491	110,822	57.0%
% of Equipment sales	81.8%	65.8%
Cost of sales - other	33,265	3,496	29,769	851.5%
Subscriber acquisition costs	1,527,886	1,312,068	215,818	16.4%
General and administrative	397,718	332,723	64,995	19.5%
% of Total revenue	5.6%	5.8%
Non-cash, stock-based compensation	1,180	3,544	(2,364)	(66.7%)
Depreciation and amortization	502,901	398,206	104,695	26.3%

Total costs and expenses	6,447,911	5,031,748	1,416,163	28.1%

Operating income (loss)	703,305	707,548	(4,243)	(0.6%)

Other income (expense):
Interest income	42,287	65,058	(22,771)	(35.0%)
Interest expense, net of amounts capitalized	(505,732)	(552,490)	46,758	8.5%
Other	(13,482)	18,766	(32,248)	(171.8%)

Total other income (expense)	(476,927)	(468,666)	(8,261)	(1.8%)

Income (loss) before income taxes	226,378	238,882	(12,504)	(5.2%)
Income tax benefit (provision), net	(11,609)	(14,376)	2,767	19.2%

Net income (loss)	$214,769	$224,506	$(9,737)	(4.3%)

Other Data:
DISH Network subscribers, as of year end (in millions)	10.905	9.425	1.480	15.7%

DISH Network subscriber additions, gross (in millions)	3.441	2.894	0.547	18.9%

DISH Network subscriber additions, net (in millions)	1.480	1.245	0.235	18.9%

Monthly churn percentage	1.62%	1.57%	0.05%	3.2%

Average revenue per subscriber (“ARPU”)	$54.87	$51.21	$3.66	7.1%

Average subscriber acquisition costs per subscriber (“SAC”)	$444	$453	$(9)	(2.0%)

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$593	$480	$113	23.5%

EBITDA	$1,192,724	$1,124,520	$68,204	6.1%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Network subscribers. As of December 31, 2004, we had approximately 10.905 million DISH Network subscribers compared to approximately 9.425 million at December 31, 2003, an increase of approximately 15.7%. DISH Network added approximately 1.480 million net new subscribers for the year ended December 31, 2004 compared to approximately 1.245 million net new subscribers during the same period in 2003. We believe the increase in net new subscribers resulted from a number of factors, including the commencement of sales under our co-branding agreement with SBC and other distribution relationships and an increase in our distribution channels. Temporary product shortages and installation delays during the second half of 2003 were substantially eliminated during the first quarter of 2004 which also contributed to the current year increase.

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

Additionally, as the size of our subscriber base continues to increase, if percentage subscriber churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $6.677 billion for the year ended December 31, 2004, an increase of $1.267 billion or 23.4% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU. Monthly average revenue per subscriber was approximately $54.87 during the year ended December 31, 2004 and approximately $51.21 during the same period in 2003. The $3.66 or 7.1% increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, and from equipment sales, installation and other services related to our relationship with SBC. This increase was also attributable to a reduction in the number of DISH Network subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite, increases in our advertising sales and increases in the number of DISH Network subscribers with multiple set-top boxes and digital video recorders. We provided local channels by satellite in 152 markets as of December 31, 2004 compared to 101 markets as of December 31, 2003.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations, and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in` arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

Equipment sales. For the year ended December 31, 2004, “Equipment sales” totaled $373.3 million, an increase of $77.8 million or 26.4% compared to the same period during 2003. This increase principally resulted from an increase in sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We currently have certain binding purchase orders and a minimum volume commitment with an international DBS service provider through March 31, 2006 and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. A significant portion of our equipment revenue depends largely on sustaining substantial orders from this international DBS service provider and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers. We have recently decided to downsize and eliminate certain product lines sold by our EchoStar International Corporation subsidiary and accordingly, we expect that future sales of our non-DISH Network receivers and other accessories to international customers will decline as compared to historical levels.

Other. “Other” sales totaled $100.6 million for the year ended December 31, 2004, an increase of $66.6 million compared to the same period during 2003. This increase is primarily attributable to the subscription television service revenues from C-band subscribers of the SNG business that we acquired in April 2004.

Subscriber-related expenses. “Subscriber-related expenses” totaled $3.567 billion during the year ended December 31, 2004, an increase of $859.5 million or 31.7% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.4% and 50.1% of “Subscriber-related revenue” during the years ended December 31, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by receivers with multiple tuners and a larger dish, or “SuperDISH” which is used to receive programming from our FSS satellites. The increase also resulted from cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. Since margins related to our co-branded subscribers are lower than for our traditional subscribers, we expect this relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under our SBC agreement. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could also continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue” and if we are unable to improve efficiencies related to our installation, in-home service and call center operations.

We currently offer local broadcast channels in approximately 155 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers, and our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and operation of one or more additional satellites. It is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent some of those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, we expect that our subscriber churn could be negatively impacted.

In the normal course of business, we enter into various contracts with programmers to provide content. Our programming contracts generally require us to make payments based on the number of subscribers to which the respective content is provided. Consequently, our programming expenses will continue to increase to the extent we are successful in growing our subscriber base. In addition, because programmers continue to raise the price of content, there can be no assurance that our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” will not materially increase absent corresponding price increases in our DISH Network programming packages.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $112.2 million during the year ended December 31, 2004, an increase of $32.9 million or 41.5% compared to the same period in 2003. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed, and increases in our FSS satellite lease payment obligations. “Satellite and transmission expenses” totaled 1.7% and 1.5% of “Subscriber-related revenue” during each of the years ended December 31, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support the commencement of service and on-going operations of our local markets discussed above. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $305.3 million during the year ended December 31, 2004, an increase of $110.8 million or 57.0% compared to the same period in 2003. This increase primarily resulted from the increase in sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers discussed above, and approximately $18.4 million in charges related to slow moving and obsolete inventory. “Cost of sales – equipment” represented 81.8% and 65.8% of “Equipment sales,” during the years ended December 31, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to the charges for slow moving and obsolete inventory discussed above, and an approximate $6.8 million reduction in the cost of set-top box equipment during 2003 resulting from a change in estimated royalty obligations. This increase in the expense to revenue ratio also related to a decline in margins on the sales of DBS accessories and on sales by our ETC subsidiary to an international DBS service provider due to reductions in prices and increased sales of lower margin accessories.

Cost of sales – other. “Cost of sales – other” totaled $33.3 million during the year ended December 31, 2004, an increase of $29.8 million compared to the same period in 2003. This increase is primarily attributable to expenses associated with the C-band subscription television service business of SNG we acquired in April 2004.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.528 billion for the year ended December 31, 2004, an increase of $215.8 million or 16.4% compared to the same period in 2003. “Subscriber acquisition costs” during the year ended December 31, 2003 included a benefit of approximately $77.2 million comprised of approximately $42.8 million related to a reduction in the cost of set-top box equipment resulting from a change in estimated royalty obligations and $34.4 million from a litigation settlement. The increase in “Subscriber acquisition costs” was attributable to a larger number of gross DISH Network subscriber additions during the year ended December 2004 compared to the same period in 2003, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC and Equivalent SAC” below.

SAC and Equivalent SAC. Subscriber acquisition costs per new DISH Network subscriber activation were approximately $444 for the year ended December 31, 2004 and approximately $453 during the same period in 2003. SAC during the year ended December 31, 2003 included the benefit of approximately $77.2 million discussed above. Absent this benefit, our SAC for 2003 would have been approximately $27 higher, or $480. The decrease in SAC during the year ended December 31, 2004 as compared to the same period in 2003 (excluding this benefit) was directly attributable to the acquisition of co-branded subscribers during 2004. Excluding the effect of co-branded subscribers, SAC would have increased during the current year as compared to the same period in 2003. The increase in SAC (excluding the effect of co-branded subscribers) was primarily related to more expensive promotions offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to 2003. These factors were partially offset by an increase in DISH Network subscribers participating in our equipment lease program and reduced subscriber acquisition advertising.

Penetration of our equipment lease program increased during the second half of 2004. Our capital expenditures will continue to increase to the extent we maintain or increase our lease penetration as a percentage of new subscriber additions. However, we believe the increase in capital expenditures from penetration of our equipment lease program will continue to be partially mitigated by the redeployment of equipment returned by disconnected lease program

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

subscribers. Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may further materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. See further discussion under “Liquidity and Capital Resources – Subscriber Retention and Acquisition Costs.”

Equipment capitalized under our lease program for new customers totaled approximately $574.8 million and $108.1 million for the year ended December 31, 2004 and 2003, respectively. Returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $60.8 million and $30.2 million during the years ended December 31, 2004 and 2003, respectively. If we included in our calculation of SAC the equipment capitalized less the value of equipment returned and payments received, our Equivalent SAC would have been approximately $593 during 2004 compared to $480 during 2003. As discussed above, “Subscriber acquisition costs” during 2003 included a benefit of approximately $77.2 million or $27 per subscriber. Absent this benefit, our Equivalent SAC, would have been $507 for the year ended December 31, 2003. This increase is primarily attributable to a greater number of DISH Network subscribers activating multiple receivers, and advanced products, such as SuperDISH, digital video recorders and high definition receivers.

Subscriber acquisition promotions. As previously discussed, our “Subscriber acquisitions costs” include, among other things, net costs related to our Subscriber acquisition promotions. During the year ended December 31, 2004, our significant new subscriber promotions were as follows:

Digital Home Advantage – Effective February 1, 2004, our Digital Home Advantage promotion provided new lease subscribers up to four installed EchoStar receivers, including various premium models, with a qualifying programming subscription. The subscriber is required to pay a monthly rental fee for each leased receiver, but is not required to agree to a minimum lease period. The subscriber must provide a valid major credit card, their social security number, have an acceptable credit score, and pay a one-time set-up fee of $49.99. The subscriber receives a $49.99 credit on their first month’s bill. Effective October 19, 2004, the promotion was expanded whereby the consumer may agree to either a one or two year commitment in exchange for receiving the benefits of our Digital Home Protection Plan, an optional extended warranty program, without charge for one or two years, respectively. Since we retain ownership of equipment installed pursuant to the Digital Home Advantage promotion, equipment costs are capitalized and depreciated over a period of up to four years. Although there can be no assurance as to the ultimate duration of our current equipment lease promotion, we expect it to continue through at least July 31, 2005.

Free Dish – Effective February 1, 2004, our Free DISH promotion provided new subscribers with a choice of up to three installed EchoStar receivers, including one premium receiver model for $49.99. The subscriber receives a $49.99 credit on their first month’s bill. To be eligible, subscribers must provide a valid major credit card, their social security number, have an acceptable credit score, and make a one or two year commitment to subscribe to a qualified programming package, depending on the set-top box models selected by the subscriber. Certain advanced products, including digital video recorders and high definition receivers, require additional upgrade fees. The Free Dish promotion ended on January 31, 2005.

Free for All – Effective February 1, 2004, our Free for All promotion provides new subscribers who purchase one or two installed receiver systems for $149.00 or $199.00, respectively, a monthly credit of $10.00 for 15 or 20 months, respectively. The subscriber must subscribe to a qualifying programming package and provide their social security number. Effective February 1, 2005, new subscribers under our Free for All promotion who purchase one or two receiver systems and subscribe to a qualifying programming package receive a monthly credit of $5.00 for 30 or 40 months, respectively. Although there can be no assurance as to the ultimate duration of the Free for All promotion, we expect it to continue through at least July 31, 2005.

General and administrative expenses. “General and administrative expenses” totaled $397.7 million during the year ended December 31, 2004, an increase of $65.0 million or 19.5% compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.6% and 5.8% of “Total revenue” during the years ended December 31, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from “Total revenue” increasing at a higher rate than our “General and administrative expenses.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-cash, stock-based compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the year ended December 31, 2004, we recognized $1.2 million of compensation under this performance-based plan, a decrease of $2.4 million compared to the same period in 2003. All deferred compensation remaining as of December 31, 2003 was recognized during the quarter ending on March 31, 2004.

As discussed under “Critical Accounting Estimates” below, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123®”) which is effective for financial statements as of the beginning of the first interim period that begins after June 15, 2005. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123® will have a material negative impact on our results of operations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $502.9 million during the year ended December 31, 2004, an increase of $104.7 million or 26.3% compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other depreciable assets, including finite lived intangible assets, placed in service during 2003 and 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the year ended December 31, 2004. This partially offset the increase in depreciation expense discussed above.

Interest income. “Interest income” totaled $42.3 million during the year ended December 31, 2004, a decrease of $22.8 million or 35.0%compared to the same period in 2003. This decrease principally resulted from lower cash and marketable investment securities balances in 2004 as compared to 2003, partially offset by higher total returns earned on our cash and marketable investment securities during 2004.

Interest expense, net of amounts capitalized. “Interest expense” totaled $505.7 million during the year ended December 31, 2004, a decrease of $46.8 million or 8.5% compared to the same period in 2003. This decrease primarily resulted from a net reduction in interest expense of approximately $98.3 million for the year ended December 31, 2004 related to the debt redemptions and repurchases of our previously outstanding senior debt during 2003 and 2004. This decrease was partially offset by an increase in prepayment premiums and the write-off of debt issuance costs totaling approximately $134.7 million in 2004 compared to approximately $97.1 million in 2003. See Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Other. “Other” expense totaled $13.5 million during the year ended December 31, 2004 compared to “Other” income of $18.8 million during 2003. The decrease is primarily attributable to net losses on the sale of securities from our marketable investments portfolio for the year ended December 31, 2004 as compared to net gains during 2003.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.193 billion during the year ended December 31, 2004, an increase of $68.2 million or 6.1% compared to $1.125 billion during the same period in 2003. EBITDA during the year ended December 31, 2003 included a benefit of approximately $77.2 million related to the change in estimated royalty obligations and litigation settlement discussed above. Absent this 2003 benefit, our increase in EBITDA for the year ended December 31, 2004 would have been $145.4 million. The increase in EBITDA (excluding this benefit) was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $654.9 million and $118.6 million during the years ended December 31, 2004 and 2003, respectively.

The following table reconciles EBITDA to the accompanying financial statements:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Years Ended
	December 31,
	2004	2003
	(In thousands)
EBITDA	$1,192,724	$1,124,520
Less:
Interest expense, net	463,445	487,432
Income tax provision (benefit), net	11,609	14,376
Depreciation and amortization	502,901	398,206

Net income (loss)	$214,769	$224,506

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

Income tax benefit (provision), net. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss, tax credit and other carry-forwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We currently have an approximate $1.0 billion valuation allowance recorded as an offset against all of our net deferred tax assets. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on historical evidence, including trends, and future expectations in each reporting period. In the future, at such time as is required by SFAS 109, all or a portion of the current valuation allowance may be reversed. We recognized “Net income” for the years ended December 31, 2004 and 2003, and accordingly, now believe that if this trend continues it is more likely than not we will reverse our current recorded valuation allowance in the near term which will have a material positive impact on our “Net income (loss).” However, there can be no assurance if or when all or a portion of our valuation allowance will be reversed.

Net income (loss). “Net income” was $214.8 million during the year ended December 31, 2004, a decrease of $9.7 million or 4.3% compared to $224.5 million for the same period in 2003. The decrease was primarily attributable to lower “Operating income,” “Interest income” and “Other income” partially offset by the decrease in “Interest expense” resulting from the factors discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.

	For the Years Ended December 31,		Variance
	2003	2002	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$5,409,875	$4,429,699	$980,176	22.1%
Equipment sales	295,409	348,629	(53,220)	(15.3%)
Other	34,012	42,497	(8,485)	(20.0%)

Total revenue	5,739,296	4,820,825	918,471	19.1%

Costs and Expenses:
Subscriber-related expenses	2,707,898	2,200,239	507,659	23.1%
% of Subscriber-related revenue	50.1%	49.7%
Satellite and transmission expenses	79,322	62,131	17,191	27.7%
% of Subscriber-related revenue	1.5%	1.4%
Cost of sales - equipment	194,491	227,670	(33,179)	(14.6%)
% of Equipment sales	65.8%	65.3%
Cost of sales - other	3,496	6,466	(2,970)	(45.9%)
Subscriber acquisition costs	1,312,068	1,168,649	143,419	12.3%
General and administrative	332,723	319,915	12,808	4.0%
% of Total revenue	5.8%	6.6%
Non-cash, stock-based compensation	3,544	11,279	(7,735)	(68.6%)
Depreciation and amortization	398,206	372,958	25,248	6.8%

Total costs and expenses	5,031,748	4,369,307	662,441	15.2%

Operating income (loss)	707,548	451,518	256,030	56.7%

Other income (expense):
Interest income	65,058	112,927	(47,869)	(42.4%)
Interest expense, net of amounts capitalized	(552,490)	(482,903)	(69,587)	(14.4%)
Merger termination related expenses (including $33,323 in interest expense)	—	(689,798)	689,798	100.0%
Other	18,766	(170,680)	189,446	N/A

Total other income (expense)	(468,666)	(1,230,454)	761,788	61.9%

Income (loss) before income taxes	238,882	(778,936)	1,017,818	N/A
Income tax benefit (provision), net	(14,376)	(73,098)	58,722	80.3%

Net income (loss)	$224,506	$(852,034)	$1,076,540	N/A

Basic and diluted net income (loss) to common shareholders	$224,506	$(414,601)	$639,107	N/A

Other Data:
DISH Network subscribers, as of year end (in millions)	9.425	8.180	1.245	15.2%

DISH Network subscriber additions, gross (in millions)	2.894	2.764	0.130	4.7%

DISH Network subscriber additions, net (in millions)	1.245	1.350	(0.105)	(7.8%)

Monthly churn percentage	1.57%	1.59%	(0.02%)	(1.3%)

Average revenue per subscriber (“ARPU”)	$51.21	$49.37	$1.84	3.7%

Average subscriber acquisition costs per subscriber (“SAC”)	$453	$421	$32	7.6%

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$480	$507	$(27)	(5.3%)

EBITDA	$1,124,520	$(2,679)	$1,127,199	N/A

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Subscriber additions during the second half of 2003 were negatively impacted by delays in the delivery of several newly developed products, which resulted in a temporary product shortage, and product installations in the third and fourth quarter of 2003. These delays were substantially eliminated during the first quarter of 2004.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $5.410 billion for the year ended December 31, 2003, an increase of $980.2 million or 22.1% compared to the same period in 2002. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU. Monthly average revenue per subscriber was approximately $51.21 during the year ended December 31, 2003 and approximately $49.37 during the same period in 2002. The $1.84 or 3.7% increase in monthly average revenue per subscriber is primarily attributable to price increases of up to $2.00 in February 2003 on some of our most popular packages, the increased availability of local channels by satellite and an increase in the number of DISH Network subscribers with multiple set-top boxes. During 2003, we launched 47 additional local markets compared to the launch of 18 additional markets during 2002. These increases were partially offset by certain subscriber promotions, under which new DISH Network subscribers received free programming for the first three months of their term of service, and other promotions under which DISH Network subscribers received discounted programming.

Equipment sales. For the year ended December 31, 2003, “Equipment sales” totaled $295.4 million, a decrease of $53.2 million or 15.3% compared to the same period during 2002. The decrease in “Equipment sales” principally resulted from a decline in the number of digital set-top boxes and related components sold by our ETC subsidiary to an international DBS service provider.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.708 billion during the year ended December 31, 2003, an increase of $507.7 million or 23.1% compared to the same period in 2002. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers. This growth resulted in increased expenses to support the DISH Network, including programming costs, personnel expenses, the opening of a new call center, and increased operating expenses related to the expansion of our DISH Network Service L.L.C. business. “Subscriber-related expenses” represented 50.1% and 49.7% of “Subscriber-related revenue” during the years ended December 31, 2003 and 2002, respectively. The increase in “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” primarily resulted from an approximately $30.2 million reversal of an accrual during 2002 related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. This accrual reversal decreased the 2002 expense to revenue ratio from 50.4% to 49.7%. The increase in the expense to revenue ratio from 2002 to 2003 was partially offset by an increase in monthly average revenue per subscriber and increased operating efficiencies.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $79.3 million during the year ended December 31, 2003, an increase of $17.2 million or 27.7% compared to the same period in 2002. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.5% and 1.4% of “Subscriber-related revenue” during each of the years ended December 31, 2003 and 2002, respectively.

Cost of sales – equipment. “Cost of sales – equipment” totaled $194.5 million during the year ended December 31, 2003, a decrease of $33.2 million or 14.6% compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes and related components by our ETC subsidiary to an international DBS service provider. “Cost of sales – equipment” during the years ended December 31, 2003 and 2002 include non-recurring

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

reductions in the cost of set-top box equipment of approximately $6.8 million and $6.5 million, respectively. “Cost of sales — equipment” represented 65.8% and 65.3% of “Equipment sales,” during the years ended December 31, 2003 and 2002, respectively.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.312 billion for the year ended December 31, 2003, an increase of $143.4 million or 12.3% compared to the same period in 2002. The increase principally resulted from the sale of equipment at little or no cost to the subscriber, a decrease in subscriber equipment leases and increases in acquisition marketing as discussed under “SAC and Equivalent SAC” below. This increase was partially offset by benefits of approximately $77.2 million which were recorded in 2003. These benefits include approximately $34.4 million related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement and approximately $42.8 million related to a reduction in the cost of set-top box equipment resulting from a change in estimated royalty obligations. “Subscriber acquisition costs” during the year ended December 31, 2002 included a benefit of approximately $47.7 million resulting from the non-recurring reduction in the cost of set-top box equipment as a result of favorable litigation developments and the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

SAC and Equivalent SAC. Subscriber acquisition costs per new DISH Network subscriber activation were approximately $453 for the year ended December 31, 2003 and approximately $421 during the same period in 2002. As discussed above, SAC during the years ended December 31, 2003 and 2002 included benefits of approximately $77.2 million and $47.7 million, respectively. Absent these benefits, our SAC for 2003 and 2002 would have been approximately $27 and $17 higher, respectively, or $480 and $438, respectively. The increase in SAC (excluding these benefits) during the year ended December 31, 2003 as compared to the same period in 2002 was primarily attributable to an increase in the sale of equipment at little or no cost to the subscriber, including our promotion in which subscribers are eligible to receive up to three free receivers or a free digital video recorder, together with a decrease in subscriber equipment leases. The increase also resulted from an increase in acquisition marketing in 2003 compared to 2002.

Equipment capitalized under our lease program for new customers totaled approximately $108.1 million and $277.6 million for the year ended December 31, 2003 and 2002, respectively. Returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $30.2 million and $37.8 million during the years ended December 31, 2003 and 2002, respectively. If we included in our calculation of SAC the equipment capitalized less the value of equipment returned and payments received, our Equivalent SAC would have been approximately $480 during 2003 compared to $507 during 2002. As discussed above, “Subscriber acquisition costs” during the years ended December 31, 2003 and 2002 included benefits of approximately $77.2 million and $47.7 million, respectively. Absent these benefits, our Equivalent SAC for 2003 and 2002 would have been $507 and $524, respectively. This decrease principally resulted from a greater percentage of returned leased equipment being redeployed to new lease customers and relatively less of that equipment being offered for sale as remanufactured equipment.

General and administrative expenses. “General and administrative expenses” totaled $332.7 million during the year ended December 31, 2003, an increase of $12.8 million or 4.0% compared to the same period in 2002. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.8% and 6.6% of “Total revenue” during the years ended December 31, 2003 and 2002, respectively. This decrease in “General and administrative expenses” as a percent of “Total revenue” was the result of increased administrative efficiencies.

Non-cash, stock-based compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the year ended December 31, 2003, we recognized $3.5 million of compensation under this performance-based plan, a decrease of $7.7 million compared to the same period in 2002. This decrease was primarily attributable to proportionate vesting and stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $1.2 million as of December 31, 2003 was recognized over the remaining vesting period, ending on March 31, 2004.

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

Depreciation and amortization. “Depreciation and amortization” expense totaled $398.2 million during the year ended December 31, 2003, an increase of $25.2 million or 6.8% compared to the same period in 2002. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII, VIII and IX in April 2002, October 2002, and October 2003, respectively, and leased equipment and other additional depreciable assets placed in service during 2003.

Interest income. “Interest income” totaled $65.1 million during the year ended December 31, 2003, a decrease of $47.9 million or 42.4% compared to the same period in 2002. This decrease principally resulted from lower returns and lower cash and marketable investment securities balances in 2003 as compared to 2002.

Interest expense, net of amounts capitalized. “Interest expense” totaled $552.5 million during the year ended December 31, 2003, an increase of $69.6 million or 14.4% compared to the same period in 2002. This increase primarily resulted from prepayment premiums and accelerated amortization of debt issuance costs totaling approximately $97.1 million related to the full and partial redemptions and repurchases of certain of our debt securities, as discussed further in “Liquidity and Capital Resources,” and additional interest expense totaling approximately $43.0 million related to our $500.0 million convertible notes offering and our $2.5 billion senior notes offering during July and October 2003, respectively. This increase also resulted from a $15.4 million reduction in the amount of interest capitalized during the year ended December 31, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite, however, capitalization of additional interest ceases upon commercial operation of the satellite. Therefore, once EchoStar VII, EchoStar VIII and EchoStar IX commenced commercial operation during April 2002, October 2002 and August 2003, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in “Interest expense.” This increase was partially offset by a reduction in interest expense of approximately $52.4 million as a result of the debt redemptions and repurchases discussed above. In addition, “Interest expense” for the year ended December 31, 2002 includes approximately $31.1 million related to our 2002 bridge financing commitments.

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

Other. “Other” income totaled $18.8 million during the year ended December 31, 2003, compared to “Other “ expense of $170.7 million during the same period in 2002. This improvement principally resulted from net gains on marketable and non-marketable investment securities of approximately $19.8 million recorded in 2003 compared to net losses of approximately $135.6 million recorded in 2002. This improvement also resulted from the absence during 2003 of any net change in valuation of contingent value rights, which totaled $19.7 million during the year ended December 31, 2002. Our Series D convertible preferred stock was repurchased during the fourth quarter of 2002.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.125 billion during the year ended December 31, 2003, compared to a negative $2.7 million during the same period in 2002. The improvement was primarily attributable to a reduction in “Other” expenses totaling $845.9 million, the components of which are discussed above, as well as the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

period in 2002, as well as a decrease in “Equipment sales.” EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease program of approximately $118.6 million during 2003, and our new subscriber equipment lease program of $277.6 million during 2002 .

The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2003	2002
	(In thousands)
EBITDA	$1,124,520	$(2,679)
Less:
Interest expense, net	487,432	369,976
Interest expense, merger related	—	33,323
Income tax provision (benefit), net	14,376	73,098
Depreciation and amortization	398,206	372,958

Net income (loss)	$224,506	$(852,034)

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

Net income (loss). “Net income” was $224.5 million during the year ended December 31, 2003, an increase of $1.077 billion compared to a “Net loss” of $852.0 million for the same period in 2002. The improvement was primarily attributable to an increase in “Operating income” and an improvement in “Other” expense, the components of which are discussed above.

Basic and diluted net income (loss) to common shareholders. “Basic and diluted net income to common shareholders” was $224.5 million during the year ended December 31, 2003, an improvement of $639.1 million compared to “Basic and diluted net loss to common shareholders” of $414.6 million for the same period in 2002. The improvement is primarily attributable to the improvement in “Net loss,” discussed above. The improvement was partially offset by a $437.4 million gain on the redemption of Series D convertible preferred stock from Vivendi during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash during 2004 were operating activities, sales of certain marketable investment securities and the issuance of long-term notes. Our principal uses of cash during 2004 were to repurchase or redeem long-term notes, purchase property and equipment, repurchase our Class A common stock and pay a dividend on our Class A and Class B common stock. See further discussion of 2004 financings in “Cash flows from financing activities” below.

We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance we will be successful in executing our business plan. The amount of capital required to fund our 2005 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The amount of capital required in 2005 will also depend on our levels of investment in infrastructure necessary to support local markets and other possible strategic initiatives. We currently anticipate that 2005 capital expenditures will be significantly higher than 2004 capital expenditures of $980.6 million due to, among other things, increased spending on equipment leased to subscribers and satellites. Our capital expenditures will vary depending on the number of

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, in the event we make strategic investments or acquisitions, or in the event of general economic downturn, among other factors. These factors could require that we raise additional capital in the future. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Cash, cash equivalents and marketable investment securities. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of December 31, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $1.213 billion, including approximately $57.6 million of other restricted cash and marketable investment securities, compared to $4.170 billion, including $176.8 million of cash reserved for satellite insurance and $20.0 million of other restricted cash and marketable investment securities, as of December 31, 2003. During 2004, we redeemed the remainder of our 9 3/8% Senior Notes due 2009 and our 10 3/8% Senior Notes due 2007 using unrestricted cash and marketable investment securities of approximately $1.545 billion and the proceeds from the sale of our 6 5/8% Senior Notes due 2014. As a result of these redemptions, we reclassified $176.8 million of cash reserved for satellite insurance to cash and cash equivalents. During 2004, capital expenditures, repurchases of our Class A common stock and a dividend on our Class A and Class B common stock further reduced our unrestricted cash and marketable investment securities by approximately $980.6 million, $809.6 million, and $455.7 million, respectively.

The following discussion highlights our free cash flow and cash flow activities during the years ended December 31, 2004, 2003 and 2002.

Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, funds acquisitions and for certain other activities. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure — “Net cash flows from operating activities.” Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise.

Free cash flow was $20.9 million, $253.8 million and negative $369.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease from 2003 to 2004 of approximately $232.9 million resulted from an approximate $658.8 million increase in “Purchases of property and equipment” offset by an increase in “Net cash flows from operating activities” of approximately $425.9 million. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for equipment under our lease programs, satellite construction payments and prepayments under our satellite service agreements, and for general expansion to support the growth of the DISH Network. The increase in “Net cash flows from operating activities” was primarily attributable to significantly more cash flow generated by changes in operating assets and liabilities in 2004 as compared to 2003. Cash flow from changes in operating assets and liabilities was $241.7 million during 2004 compared to negative $75.7 million in 2003. The improvement in cash flow from changes in operating assets and liabilities resulted from increases in accounts payable, accrued programming expenses, and an increase in net deferred revenue primarily attributable to equipment sales to SBC, partially offset by rising inventory levels, increased subscriber accounts receivable and receivables related to SBC.

The increase in free cash flow from 2002 to 2003 of approximately $622.8 million resulted from an increase in “Net cash flows from operating activities” of approximately $508.8 million and a decrease in “Purchases of property and equipment” of approximately $114.0 million. The increase in “Net cash flows from operating activities” is primarily attributable to an improvement in net income that principally resulted from approximately $689.8 million in merger termination related expenses incurred during 2002 as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The improvement in net income was offset by significantly less cash flow generated from changes in operating assets and liabilities in 2003 as compared to 2002. Cash flow from changes in operating assets and liabilities was negative $75.7 million during 2003 compared to $183.0 million during 2002. This decrease primarily resulted from an increased use of cash related to prepayments made under our satellite service agreements and reductions in accounts payable and accrued expenses as a result of the timing of certain payments. The decrease in “Purchases of property and equipment” was primarily attributable to reduced spending on the construction of satellites and the capitalization of less equipment under our lease programs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Free Cash Flow	$20,855	$253,762	$(369,075)
Add back:
Purchases of property and equipment	980,587	321,819	435,819

Net cash flows from operating activities	$1,001,442	$575,581	$66,744

During the years ended December 31, 2004, 2003 and 2002, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments, inventory levels and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

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

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure. For the years ended December 31, 2004, 2003 and 2002, we reported net cash flows from operating activities of $1.001 billion, $575.6 million and $66.7 million, respectively. See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities and cash used to grow our subscriber base and expand our infrastructure. For the years ended December 31, 2004, 2003 and 2002, we reported net cash flows from investing activities of $1.078 billion, negative $1.762 billion and negative $682.4 million, respectively. The increase from 2003 to 2004 of approximately $2.840 billion primarily resulted from an increase in net sales of marketable investment securities, and from a reclassification of cash previously restricted for satellite insurance. The increase in net cash flows from investing activities was partially offset by increases in cash used for capital expenditures and our asset acquisition from Gemstar (See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).

The decrease from 2002 to 2003 of approximately $1.079 billion primarily resulted from an increase in net purchases of marketable investment securities related to the investment of the net proceeds from our 2003 financings discussed below. In addition, cash flows from investing activities for the year ended December 31, 2002 includes cash used for merger-related costs of approximately $38.6 million. The decrease in net cash flows from investing activities was partially offset by a decrease in purchases of property and equipment driven by reduced spending on the construction of satellites and capitalization of less equipment under our new subscriber equipment lease program in 2003 as compared to 2002.

Cash flows from financing activities. Our financing activities include net proceeds related to the issuance of long-term debt, and cash used for the repurchase or redemption of long-term debt and mortgages or other notes payable, repurchases of our Class A common stock and our 2004 dividend payment. For the years ended December 31, 2004, 2003 and 2002, we reported net cash flows from financing activities of negative $2.666 billion, $994.1 million and $420.8 million, respectively.

The decrease from 2003 to 2004 of approximately $3.660 billion principally resulted from the following 2004 financing activities:

•	Effective February 2, 2004, we redeemed the remaining $1.423 billion outstanding principal amount of our 9 3/8% Senior Notes due 2009.

•	Effective October 1, 2004, we redeemed all of our $1.0 billion outstanding principal amount of the 10 3/8% Senior Notes due 2007.

•	During 2004, we repurchased approximately 25.9 million shares of our Class A common stock in open market transactions for a total cost of approximately $809.6 million.

•	On December 14, 2004, we paid a cash dividend of $455.7 million to holders of our Class A and Class B common stock.

This decrease from 2003 to 2004 was partially offset by the following financing sources of cash:

•	On October 1, 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes due 2014.

•	On August 25, 2004, we sold a $25.0 million 3% Convertible Subordinated Note due 2011 to CenturyTel Service Group L.L.C.

In addition to the 2004 financing activities described above, the decrease in net cash flows from financing activities from 2003 to 2004 was also partially due to $1.178 billion in net cash flows received during 2003 from the issuance of long-term debt as described below.

The increase from 2002 to 2003 of approximately $573.2 million principally resulted from the following 2003 financing activities:

•	On July 21, 2003, we sold a $500.0 million 3% Convertible Subordinated Note due 2010 to SBC Communications, Inc.

•	On October 2, 2003, we sold (i) $1.0 billion principal amount of our 5 3/4% Senior Notes due 2008; (ii) $1.0 billion principal amount of our 6 3/8% Senior Notes due 2011; and (iii) $500.0 million principal amount of our Floating Rate Senior Notes due 2008.

This increase from 2002 to 2003 was partially offset by the following financing uses of cash:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

•	Effective February 1, 2003, we redeemed all of the $375.0 million outstanding principal amounts of our 9 1/4% Senior Notes due 2006.

•	Effective September 3, 2003, we redeemed $245.0 million of the $700.0 million outstanding principal amount of our 9 1/8 % Senior Notes due 2009.

•	Effective October 20, 2003, we redeemed all of the $1.0 billion outstanding principal amount of our 4 7/8% Convertible Subordinated Notes due 2007.

•	During the fourth quarter of 2003, we repurchased approximately $201.6 million of the $1.625 billion principal amount outstanding on our 9 3/8% Senior Notes due 2009 in open market transactions.

•	During the fourth quarter of 2003, we repurchased shares of our Class A common stock in open market transactions for a total cost of approximately $190.4 million.

This increase from 2002 to 2003 was also partially offset by the net cash received from the issuance and subsequent repurchase of our Series D convertible preferred stock during 2002.

Other Liquidity Items

Subscriber turnover. Our percentage monthly subscriber churn for the year ended December 31, 2004 was approximately 1.62%, compared to our percentage subscriber churn for the same period in 2003 of approximately 1.57%. We believe the increase in subscriber churn resulted from a number of factors, including but not limited to competition from digital cable, cable bounties, piracy, temporary customer service deficiencies resulting from rapid expansion of our installation, in-home service and call center operations, and from increasingly complex products, the temporary unavailability of Viacom programming, and the changes in promotional mix discussed below. While we believe the impact of many of these factors will diminish with time, there can be no assurance that these and other factors will not continue to contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Effective February 1, 2004, we introduced our Digital Home Advantage program. Under this promotion, subscribers who lease equipment are not required to enter into annual or longer programming commitments. Therefore, Digital Home Advantage subscribers may be more likely to terminate during their first year of service because there is no financial disincentive for them to terminate. Prior to introduction of this promotion, a greater percentage of our new DISH Network subscribers entered into one or two year commitments, obligating them to pay cancellation fees for early termination. However, we believe that any impact on our overall economic return has been, and will continue to be, mitigated in the near term by the acquisition of more DISH Network subscribers under our Digital Home Advantage promotion, whereby upon customer disconnect the equipment is returned and may be redeployed to future subscribers.

We currently offer local broadcast channels in approximately 155 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers, and our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and operation of one or more additional satellites. It is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent some of those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, we expect that our subscriber churn could be negatively impacted.

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

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations, and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat piracy and maintain the functionality of active set-top boxes, we are in the process of replacing older generation smart cards with newer generation smart cards. We expect to complete the replacement of older generation smart cards during the second half of 2005. However, there can be no assurance that these security measures or any future security measures we may implement will be effective in reducing piracy of our programming signals.

Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Subscriber acquisition and retention costs. As previously described, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our costs to acquire subscribers, and to a lesser extent our subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards subscribers with multiple receivers and advanced products such as digital video recorders and high definition receivers, will attract better long-term subscribers. Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, or SAC, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

Our equipment lease penetration increased during the year ended December 31, 2004 as compared to the same period in 2003. This reduced our “Subscriber acquisition costs” and SAC for the current period, and resulted in an increase in capital expenditures. In the event we continue to increase our equipment lease penetration, our SAC will continue to be positively impacted and our capital expenditures will continue to increase. Although we believe these increase in capital expenditures have been, and will continue to be, mitigated by equipment returned from disconnected customers that has been or will be redeployed, new compression technologies will inevitably render some portion of our current and future EchoStar receivers obsolete, and we will incur additional costs, which may be substantial, to upgrade or replace these set-top boxes.

In an effort to reduce subscriber turnover, we offer various programs to existing subscribers including programs for new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of EchoStar receivers pursuant to our subscriber retention programs. During the second half of 2004, we expanded our retention program by offering to lease additional receivers to existing subscribers. Our capital expenditures related to subscriber retention programs could increase in the future to the extent we increase penetration of our existing subscriber equipment lease program.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Cash necessary to fund retention programs and total subscriber acquisition costs are expected to be satisfied from existing cash and marketable investment securities balances and cash generated from operations to the extent available. We may, however, decide to raise additional capital in the future to meet these requirements. If we decided to raise capital today, a variety of debt and equity funding sources would likely be available to us. However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

Obligations and Future Capital Requirements

Contractual obligations and off-balance sheet arrangements. We have never engaged in off-balance sheet financing activities. Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter
	(In thousands)
Long-term debt obligations	$5,471,153	$—	$—	$2,946,153	$2,525,000
Satellite-related obligations	2,231,363	184,909	546,664	432,335	1,067,455
Capital lease obligation	286,605	28,463	41,043	49,687	167,412
Operating lease obligations	84,000	24,873	40,822	15,746	2,559
Purchase obligations	1,449,183	1,233,437	91,729	98,060	25,957
Mortgages and other notes payable	45,130	16,599	7,842	4,354	16,335

	$9,567,434	$1,488,281	$728,100	$3,546,335	$3,804,718

Interest on Long-Term Debt

We have quarterly and semi-annual cash interest requirements for our outstanding long-term debt securities (See Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for details), as follows:

		Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements
5 3/4% Convertible Subordinated Notes due 2008	May 15 and November 15	$57,500,000
9 1/8% Senior Notes due 2009	January 15 and July 15	$40,711,461
3% Convertible Subordinated Notes due 2010	June 30 and December 31	$15,000,000
Floating Rate Senior Notes due 2008	January 1, April 1, July 1 and October 1	$29,050,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3% Convertible Subordinated Notes due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Interest accrues on our Floating Rate Senior Notes due 2008 based on the three month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The interest rate at December 31, 2004 was 5.81%. Semi-annual cash interest requirements related to our 3% Convertible Subordinated Note due 2011 commenced on December 31, 2004. Semi-annual cash interest requirements related to our 6 5/8% Senior Notes due 2014 will commence on April 1, 2005. There are no scheduled principal payment or sinking fund requirements prior to maturity on any of these notes.

We also have periodic cash interest requirements for our outstanding capital lease obligation, mortgages and other notes payable. Future maturities of the cash interest requirements for all of our outstanding long-term debt are summarized as follows:

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter
	(In thousands)
Long-term debt	$1,927,018	$329,818	$661,023	$467,867	$468,310
Capital lease obligation, mortgages and other notes payable	132,741	22,515	39,612	32,108	38,506

Total	$2,059,759	$352,333	$700,635	$499,975	$506,816

Satellite-Related Obligations

Satellites under Construction. We have entered into contracts to construct four satellites, see “Item 1 — Business — Our Satellites.”

•	During July 2003, we entered into a contract for the construction of EchoStar X,. We anticipate construction to be completed and that this satellite will be launched during the fourth quarter of 2005.

•	During December 2004, we entered into a contract for the construction of EchoStar XI. Construction is expected to be completed during 2007 and is contingent upon, among other things, finalization of the necessary bankruptcy court approvals. There can be no assurance these approvals will be finalized or that the satellite will ultimately be launched. Future commitments related to this satellite are included in the table above.

•	During December 2004 and March 2005, we entered into contracts for the construction of two spot beam Ka-band satellites, which are expected to be completed during 2008.

Satellites under Lease. We have also entered into satellite service agreements to lease capacity on five satellites, see “Item 1 — Business — Our Satellites.”

•	In connection with the SES Americom agreement for the lease of the AMC-15 satellite discussed under Capital Lease Obligation below, we are currently leasing all of the capacity on an existing in-orbit FSS satellite, AMC-2. Our lease of this satellite will continue at least until AMC-15 is placed in service at this location, which is expected to occur during the second half of 2005.

•	During February 2004, we entered into two additional satellite service agreements for capacity on FSS satellites. The satellite under the first of these agreements, AMC-16, launched during the fourth quarter of 2004 and commenced commercial operations during the first quarter of 2005. This ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. In connection with this agreement, we prepaid $29.0 million during 2004 and are required to make monthly payments for this satellite for the ten-year period following commencement of commercial operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

•	The satellite under the second of these agreements is planned for launch during 2006 and is contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. In connection with this agreement, we prepaid $55.0 million during 2004 and are required to make monthly payments for this satellite for the 15-year period following commencement of commercial operations. Future commitments related to this satellite are included in the table above.

•	During August 2003, we exercised our option under the SES Americom agreement for AMC-15 to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. In connection with this agreement, we prepaid $20.9 million to SES Americom during 2004. We anticipate that this satellite will be launched during 2006.

As a result of our recent agreements with fixed satellite service providers and for the construction of EchoStar X, EchoStar XI, and the Ka-band satellites, our obligations for payments related to satellites have increased substantially. In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase when we commence payments for the launches of EchoStar XI and the Ka-band satellites, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Capital Lease Obligation

During March 2003, we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, AMC-15. The ten-year satellite service agreement for the new satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for this satellite over the next ten years beginning in 2005. In accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), we have accounted for the satellite component of this agreement as a capital lease (See Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). The commitment related to the present value of the net future minimum lease payments for the satellite component of the agreement is included under Capital Lease Obligation in the table above. The commitment related to future minimum payments designated for the lease of the 105 degree orbital location and other executory costs is included under Satellite-Related Obligations in the table above. The commitment related to the amount representing interest is included under Interest on Long-Term Debt in the table above.

Purchase Obligations

Our 2005 purchase obligations primarily consist of binding purchase orders for EchoStar receiver systems and related equipment, and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we have also entered into numerous contracts to purchase programming content whereby our payment obligations are fully contingent on the number of subscribers to which we provide the respective content. These programming commitments are not included in the table above. The terms of our contracts typically range from one to ten years. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. Programming expenses are included in “Subscriber-related expenses” in the accompanying consolidated statements of operations and comprehensive income (loss).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Satellite insurance. We currently do not carry insurance for any of our satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. Further, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets until at least such time that our EchoStar X satellite is launched. In the event that EchoStar VIII experienced a total or substantial failure, we could transfer many, but not all of those channels to other in-orbit satellites.

Future capital requirements. In addition to our DBS business plan, we are exploring business plans for FSS Ku-(extended) band and FSS Ka-band satellite systems, including licenses to operate at the 97, 109, 113, 117 and 121 degree orbital locations.

As a result of expected penetration of our new and existing subscriber equipment lease programs, we anticipate an increase in capitalized subscriber equipment during 2005. In addition, in order to support the continued increase in the number of local markets in which we offer local network channels by satellite and for possible future broadband services, during 2005 we are constructing several new mini digital broadcast operations centers. As previously discussed, on January 20, 2005, we agreed to purchase certain satellite assets from Rainbow DBS Co., a subsidiary of Cablevision Systems Corporation, for $200.0 million. The transaction is subject to customary conditions, including regulatory approval by the FCC. As previously discussed, we expect our capital expenditures for 2005 to be higher than 2004 capital expenditures of $980.6 million.

From time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital. Also, as discussed previously, our Board of Directors approved the repurchase of up to an additional $1.0 billion of our Class A common stock, which could require that we raise additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Security Ratings

Our current credit ratings are Ba3 and BB- on our long-term senior notes, and B2 and B with respect to our publicly traded convertible subordinated notes, as rated by Moody’s Investor Service and Standard and Poor’s Rating Service, respectively. Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due.

With respect to Moody’s, the Ba3 rating for our senior debt indicates that the obligations are judged to have speculative elements and are subject to substantial credit risk. For S&P, the BB- rating indicates the issuer is less vulnerable to nonpayment of interest and principal obligations than other speculative issues. However, the issuer faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.

With respect to Moody’s, the B2 rating for our publicly traded convertible subordinated debt indicates that the security is considered speculative and is subject to high credit risk. For S&P, the B rating indicates the issuer is more vulnerable to nonpayment of interest and principal obligations, but the issuer currently has the capacity to meet its financial commitment on the obligation. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

significant accounting policies, including those discussed below, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

•	Capitalized satellite receivers. Since we retain ownership of equipment provided pursuant to our new and existing subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale. Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based upon, among other things, management’s judgment of the risk of technological obsolescence. Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.

•	Accounting for investments in private and publicly-traded securities. We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Valuation of Long-Lived Assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for selling costs. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•	Valuation of Goodwill and Intangible Assets with Indefinite Lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position.

•	Smart card replacement. We use conditional access technology, including embedding microchips in credit card-sized access cards, or “smart cards,” to encrypt our programming so only those who pay can receive it. Our signal encryption has been pirated, allowing illegal receipt of our programming, and our security systems could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. In addition, theft of our competitors’ programming can also increase our churn. Compromises of our encryption technology could also adversely affect our ability to contract for video and audio services provided by programmers. To further combat piracy and maintain the functionality of active set-top boxes, we are in the process of replacing older generation smart cards with newer generation smart cards. We have accrued a liability for the replacement of smart cards in satellite receivers sold to and owned by subscribers based on the estimated number of cards that will be needed to execute our plan. This estimate is based on a number of variables, including historical subscriber churn trends and the estimated per card costs for smart card replacements. Changes in, among other things, the timing of the replacement plan could result in increases or decreases in the smart card replacement reserve. We expect to complete the replacement of older generation smart cards during the second half of 2005.

•	Allowance for Doubtful Accounts. Management estimates the amount of required allowances for the potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

additional charges could be incurred in the future to reflect differences between estimated and actual collections.

•	Income taxes. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our results of operations. Reversing our current recorded valuation allowance would have a material positive impact on our “Net income (loss)” for future periods.

•	Contingent liabilities. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingency matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123®”) which (i) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. The statement is effective for financial statements as of the beginning of the first interim period that begins after June 15, 2005. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123® will have a material negative impact on our results of operations.

Seasonality

Our revenues vary throughout the year. As is typical in the subscription television service industry, the first half of the year generally produces fewer new subscribers than the second half of the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of such advertising and promotion is realized in future periods.

Inflation

Inflation has not materially affected our operations during the past three years. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures. We do not have any material backlog of our products.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of December 31, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $1.213 billion. Of that amount, a total of approximately $1.039 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2004 of approximately 2.1%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $4.2 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At December 31, 2004, all of the $1.039 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

Included in our marketable securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of December 31, 2004, we held strategic and financial debt and equity investments of public companies with a fair market value of approximately $174.3 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair market value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $17.4 million decrease in the fair market value of that portfolio. The fair market value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the consolidated statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

As of December 31, 2004, we had unrealized gains of approximately $51.8 million as a part of “Accumulated other comprehensive income” within “Total stockholders’ equity (deficit).” During the year ended December 31, 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net losses of approximately $9.0 million on sales of marketable and non-marketable investment securities. Realized gains and losses are accounted for on the specific identification method. During the twelve months ended December 31, 2004, our portfolio generally, and our strategic investments particularly, has experienced and continues to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have strategic equity investments in certain non-marketable investment securities. We account for such unconsolidated investments under either the equity method or cost method of accounting. These securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of these investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these investments is not estimated unless there are identified changes in circumstances that are likely to have a significant adverse effect on the fair value of the investment. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. For the year ended December 31, 2004, we had $90.4 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $52.7 million was accounted for under the cost method. During the year ended December 31, 2004, we did not record any impairment charges with respect to these investments.

As of December 31, 2004, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $5.924 billion using quoted market prices where available, and third party valuations or discounted cash flow analyses when it was practicable to do so. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $161.2 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2004, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $35.6 million.

We have not used derivative financial instruments for hedging or speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

As part of our evaluation of our disclosure controls and procedures and internal control over financial reporting, we identified certain deficiencies in the Company’s internal control over financial reporting that constitute a “significant deficiency” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. This significant deficiency resulted in part from the failure to maintain accurate books and records identified by the Review described under “Item 1 Description of Business — Recent Developments — Internal Review and Filing of Purported Securities Class Action”. That Review reported one instance in which one of our executive officers in charge of certain business functions directed the preparation in prior years of inaccurate documentation that was used to determine payments made to a vendor. We have also identified several other significant deficiencies, none of which individually or in the aggregate constituted a “material weakness” in our internal control over financial reporting as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(ii)	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excludes the businesses and related assets of Gemstar’s Superstar/Netlink Group L.L.C. (“SNG”), UVTV distribution, and SpaceCom, which we acquired in a purchase business combination during 2004. Our consolidated total revenues for the year ended December 31, 2004 were approximately $7.151 billion, of which the revenues of SNG, UVTV distribution and SpaceCom represented $59.0 million, or less than 1%. Our consolidated total assets as of December 31, 2004 were $6.029 billion, of which the assets of SNG, UVTV distribution and SpaceCom represented $12.9 million, or less than 1%.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EchoStar Communications Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EchoStar Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EchoStar Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, EchoStar Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Echostar Communications Corporation’s assessment of the effectiveness of internal control over financial reporting excludes the businesses and related assets of Gemstar’s Superstar/Netlink Group L.L.C. (SNG), UVTV distribution, and SpaceCom, which were acquired in a purchase business combination during 2004. Echostar Communications Corporation’s consolidated total revenues for the year ended December 31, 2004 were approximately $7.151 billion, of which the revenues of SNG, UVTV distribution and SpaceCom represented $59.0 million, or less than 1%. Echostar Communications Corporation’s consolidated total assets as of December 31, 2004 were $6.029 billion, of which the assets of SNG, UVTV distribution and SpaceCom represented $12.9 million, or less than 1%.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EchoStar Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                                                                                    KPMG LLP

Denver, Colorado
March 16, 2005

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 22 of this report under the caption “Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

4.3*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.4*	Registration Rights Agreement, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001, by and between EchoStar and UBS Warburg L.L.C. (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.5*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.6*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg L.L.C. (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.7*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.9*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.10*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.11*	3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.12*	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

4.13*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

4.14*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

4.15*	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

4.16*	First Supplemental Indenture, relating to the 10 3/8% Senior Notes Due 2007, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).**

10.4*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to EchoStar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.5*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-05575).**

10.6*	2001 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-66490).**

10.7*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.8*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.9*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176).***

10.11*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.12*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.13*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.14*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.15*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.19*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.20*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.21*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and Echostar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.22•	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and Echostar. ***

10.23•	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar. ***

10.24•	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar ***

10.25•	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar. ***

10.26•	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar ***

21•	Subsidiaries of EchoStar Communications Corporation.

23.1•	Consent of KPMG LLP, Independent Auditors.

24.1•	Powers of Attorney authorizing signature of Michael T. Dugan, Cantey Ergen, Raymond L. Friedlob, Steven R. Goodbarn and C. Michael Schroeder.

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION
By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President and Chief Financial Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2005
/s/ David J. Rayner David J. Rayner	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ James DeFranco James DeFranco	Director	March 16, 2005
/s/ David K. Moskowitz David K. Moskowitz	Director	March 16, 2005
* Michael T. Dugan	Director	March 16, 2005
* Cantey Ergen	Director	March 16, 2005
* Raymond L. Friedlob	Director	March 16, 2005
* Steven R. Goodbarn	Director	March 16, 2005
* C. Michael Schroeder	Director	March 16, 2005

*By:	/s/ David J. Rayner
David J. Rayner
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EchoStar Communications Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EchoStar Communications Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 16, 2005.

ECHOSTAR COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$704,560	$1,290,859
Marketable investment securities	451,073	2,682,115
Trade accounts receivable, net of allowance for uncollectible accounts of $9,542 and $12,185, respectively	478,310	345,673
Inventories, net	271,581	155,147
Insurance receivable (Note 9)	106,000	—
Other current assets	101,784	99,321

Total current assets	2,113,308	4,573,115
Restricted cash and marketable investment securities	57,552	19,974
Cash reserved for satellite insurance (Note 3)	—	176,843
Property and equipment, net (Note 3)	2,640,168	1,876,459
FCC authorizations	739,326	711,562
Intangible assets, net (Note 2)	240,186	13,221
Insurance receivable (Note 9)	—	106,000
Other noncurrent assets, net (Note 2)	238,737	107,844

Total assets	$6,029,277	$7,585,018

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities :
Trade accounts payable	$247,698	$173,637
Deferred revenue and other	757,302	514,831
Accrued programming	604,934	366,497
Other accrued expenses	416,869	478,973
Current portion of capital lease and other long-term obligations (Note 4)	45,062	14,995
9 3/8% Senior Note s due 2009 (Note 4)	—	1,423,351

Total current liabilities	2,071,865	2,972,284

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007 (Note 4)	—	1,000,000
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 4)	446,153	455,000
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011 (Note 4)	25,000	—
6 5/8% Senior Note s due 2014 (Note 4)	1,000,000	—
Capital lease obligation, mortgages and other notes payable, net of current portion (Note 4)	286,673	44,327
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities (Note 2)	277,798	145,931

Total long-term obligations, net of current portion	6,035,624	5,645,258

Total liabilities	8,107,489	8,617,542

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 249,028,664 and 246,285,633 shares issued, 217,235,150 and 240,370,533 shares outstanding, respectively	2,490	2,463
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	1,764,973	1,733,805
Non-cash, stock-based compensation	—	(1,180)
Accumulated other comprehensive income (loss)	53,418	80,991
Accumulated deficit	(2,901,477)	(2,660,596)
Treasury stock, at cost	(1,000,000)	(190,391)

Total stockholders’ equity (deficit)	(2,078,212)	(1,032,524)

Total liabilities and stockholders’ equity (deficit)	$6,029,277	$7,585,018

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Subscriber-related revenue	$6,677,370	$5,409,875	$4,429,699
Equipment sales	373,253	295,409	348,629
Other	100,593	34,012	42,497

Total revenue	7,151,216	5,739,296	4,820,825

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 3)	3,567,409	2,707,898	2,200,239
Satellite and transmission expenses (exclusive of depreciation shown below — Note 3)	112,239	79,322	62,131
Cost of sales — equipment	305,313	194,491	227,670
Cost of sales — other	33,265	3,496	6,466
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 3)	459,006	502,656	439,863
Other subscriber promotion subsidies	925,195	628,928	574,750
Subscriber acquisition advertising	143,685	180,484	154,036

Total subscriber acquisition costs	1,527,886	1,312,068	1,168,649
General and administrative	397,718	332,723	319,915
Non-cash, stock-based compensation (Note 7)	1,180	3,544	11,279
Depreciation and amortization (Note 3)	502,901	398,206	372,958

Total costs and expenses	6,447,911	5,031,748	4,369,307

Operating income (loss)	703,305	707,548	451,518

Other income (expense):
Interest income	42,287	65,058	112,927
Interest expense, net of amounts capitalized	(505,732)	(552,490)	(482,903)
Merger termination related expenses (including $33,323 of interest expense)	—	—	(689,798)
Other	(13,482)	18,766	(170,680)

Total other income (expense)	(476,927)	(468,666)	(1,230,454)

Income (loss) before income taxes	226,378	238,882	(778,936)
Income tax benefit (provision), net	(11,609)	(14,376)	(73,098)

Net income (loss)	$214,769	$224,506	$(852,034)

Foreign currency translation adjustment	291	1,348	—
Unrealized holding gains (losses) on available-for-sale securities	6,284	71,480	(114,521)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(34,148)	1,966	117,124

Comprehensive income (loss)	$187,196	$299,300	$(849,431)

Basic and diluted net income (loss) to common shareholders	$214,769	$224,506	$(414,601)

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	464,053	483,098	480,429

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	467,598	488,314	480,429

Net income (loss) per common share:
Basic net income (loss)	$0.46	$0.46	$(0.86)

Diluted net income (loss)	$0.46	$0.46	$(0.86)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

							Accumulated
							Deficit and
						Non-Cash,	Accumulated
					Additional	Stock-	Other
	Class A and B Common Stock				Paid-In	Based	Comprehensive	Treasury
	Issued	Treasury	Outstanding	Amount	Capital	Compensation	Income (Loss)	Stock	Total
Balance, December 31, 2001	479,451	—	479,451	$4,794	$1,709,797	$(25,456)	$(2,466,907)	$—	$(777,772)

Repurchase of Series D Convertible Preferred Stock	—	—	—	—	—	—	437,433	—	437,433
Issuance of Class A common stock:
Exercise of stock options	1,417	—	1,417	14	7,511	—	—	—	7,525
Employee benefits	—	—	—	—	3	—	—	—	3
Employee stock purchase plan	107	—	107	1	1,904	—	—	—	1,905
Forfeitures of deferred non-cash, stock-based compensation	—	—	—	—	(5,520)	1,911	—	—	(3,609)
Deferred stock-based compensation recognized	—	—	—	—	—	14,888	—	—	14,888
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	—	—	(6,964)	—	—	—	(6,964)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	—	2,603	—	2,603
Net income (loss)	—	—	—	—	—	—	(852,034)	—	(852,034)

Balance, December 31, 2002	480,975	—	480,975	$4,809	$1,706,731	$(8,657)	$(2,878,905)	$—	$(1,176,022)

Issuance of Class A common stock:
Exercise of stock options	3,114	—	3,114	31	18,517	—	—	—	18,548
Employee benefits	566	—	566	6	16,347	—	—	—	16,353
Employee Stock Purchase Plan	66	—	66	1	1,889	—	—	—	1,890
Class A common stock repurchases, at cost	—	(5,915)	(5,915)	—	—	—	—	(190,391)	(190,391)
Forfeitures of deferred non-cash, stock-based compensation	—	—	—	—	(3,933)	775	—	—	(3,158)
Deferred stock-based compensation recognized	—	—	—	—	—	6,702	—	—	6,702
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	—	—	(5,746)	—	—	—	(5,746)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	—	73,446	—	73,446
Foreign currency translation	—	—	—	—	—	—	1,348	—	1,348
Net income (loss)	—	—	—	—	—	—	224,506	—	224,506

Balance, December 31, 2003	484,721	(5,915)	478,806	$4,847	$1,733,805	$(1,180)	$(2,579,605)	$(190,391)	$(1,032,524)

Issuance of Class A common stock:
Exercise of stock options	2,175	—	2,175	21	14,448	—	—	—	14,469
Employee benefits	478	—	478	5	16,250	—	—	—	16,255
Employee Stock Purchase Plan	78	—	78	1	2,122	—	—	—	2,123
Class A common stock repurchases, at cost	—	(25,879)	(25,879)	—	—	—	—	(809,609)	(809,609)
Exercise of stock warrants	12	—	12	—	—	—	—	—	—
Deferred stock-based compensation recognized	—	—	—	—	—	1,180	—	—	1,180
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	—	(27,864)	—	(27,864)
Foreign currency translation	—	—	—	—	—	—	291	—	291
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	—	—	(1,652)	—	—	—	(1,652)
Cash dividend on Class A and Class B common stock ($1.00 per share)	—	—	—	—	—	—	(455,650)	—	(455,650)
Net income (loss)	—	—	—	—	—	—	214,769	—	214,769

Balance, December 31, 2004	487,464	(31,794)	455,670	$4,874	$1,764,973	$—	$(2,848,059)	$(1,000,000)	$(2,078,212)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION CONSOLIDATED

STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$214,769	$224,506	$(852,034)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	502,901	398,206	372,958
Equity in losses (earnings) of affiliates	(5,686)	1,649	8,012
Realized and unrealized losses (gains ) on investments	9,031	(19,784)	135,619
Non-cash, stock-based compensation recognized	1,180	3,544	11,279
Deferred tax expense (benefit)	5,362	629	66,703
Change in valuation of contingent value rights, net of gain on extinguishment	—	—	19,645
Amortization of debt discount and deferred financing costs	22,262	26,685	11,906
Recognition of bridge commitment fees from reduction of bridge financing commitments	—	—	48,435
Capitalized merger costs	—	—	56,474
Change in non-current assets	(114,705)	(49,333)	—
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	109,522	11,434	(20,924)
Other, net	9,942	15,835	4,756
Changes in current assets and current liabilities:
Trade accounts receivable, net	(125,629)	(14,178)	(10,619)
Inventories	(70,501)	18,020	69,709
Other current assets	(44,757)	(6,860)	(474)
Trade accounts payable	76,152	(91,176)	18,014
Deferred revenue and other	211,161	71,074	84,333
Accrued programming and other accrued expenses	200,438	(14,670)	42,952

Net cash flows from operating activities	1,001,442	575,581	66,744

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,932,789)	(5,050,502)	(5,770,963)
Sales of marketable investment securities	4,096,005	3,641,939	5,602,398
Purchases of property and equipment	(980,587)	(321,819)	(435,819)
Change in cash reserved for satellite insurance (Note 9)	176,843	(25,471)	(29,304)
Change in restricted cash and marketable investment securities	(10,918)	(1,533)	1,288
Incentive payments under in-orbit satellite contract — Echo VI	—	—	(8,441)
Capitalized merger-related costs	—	—	(38,644)
Asset acquisition (Note 2)	(238,610)	—	—
FCC auction deposits	(26,684)	—	—
Other	(4,979)	(4,484)	(2,902)

Net cash flows from investing activities	1,078,281	(1,761,870)	(682,387)

Cash Flows From Financing Activities:
Proceeds from issuance of Series D Convertible Preferred Stock and contingent value rights	—	—	1,483,477
Repurchase of Series D Convertible Preferred Stock and contingent value rights	—	—	(1,065,689)
Proceeds from issuance of 6 5/8% Senior Notes due 2014 (Note 4)	1,000,000	—	—
Proceeds from issuance of 3% Convertible Subordinated Notes due 2011 and 2010, respectively (Note 4)	25,000	500,000	—
Proceeds from issuance of Floating Rate Senior Note s due 2008	—	500,000	—
Proceeds from issuance of 5 3/4% Senior Notes due 2008	—	1,000,000	—
Proceeds from issuance of 6 3/8% Senior Notes due 2011	—	1,000,000	—
Redemption of 10 3/8% Senior Notes due 2007 (Note 4)	(1,000,000)	—	—
Redemption of 9 1/4% Senior Notes due 2006	—	(375,000)	—
Repurchase and partial redemption of 9 1/8% Senior Notes due 2009, respectively (Note 4)	(8,847)	(245,000)	—
Redemption of 4 7/8% Convertible Subordinated Notes due 2007	—	(1,000,000)	—
Redemption and repurchase of 9 3/8% Senior Notes due 2009, respectively (Note 4)	(1,423,351)	(201,649)	—
Class A common stock repurchases (Note 6)	(809,609)	(190,391)	—
Deferred debt issuance costs	(3,159)	(12,500)	(1,837)
Cash dividend on Class A and Class B common stock (Note 6)	(455,650)	—	—
Repayment of mortgages and other notes payable	(6,998)	(1,828)	(4,549)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	16,592	20,438	9,430

Net cash flows from financing activities	(2,666,022)	994,070	420,832

Net increase (decrease) in cash and cash equivalents	(586,299)	(192,219)	(194,811)
Cash and cash equivalents, beginning of period	1,290,859	1,483,078	1,677,889

Cash and cash equivalents, end of period	$704,560	$1,290,859	$1,483,078

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Activities

Principal Business

EchoStar Communications Corporation (“ECC”) is a holding company. Its subsidiaries (which together with ECC are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our Federal Communications Commission (“FCC”) allocated DBS spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Organization and Legal Structure

The following table summarizes our organizational structure and our principal subsidiaries as of December 31, 2004:

Referred to
Legal Entity	Herein As	Parent
EchoStar Communications Corporation	ECC	Publicly owned
EchoStar Orbital Corporation	EOC	ECC
EchoStar Orbital Corporation II	EOC II	EOC
EchoStar DBS Corporation	EDBS	EOC
EchoStar Satellite L.L.C.	ESLLC	EDBS
Echosphere L.L.C.	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service L.L.C.	DNSLLC	EDBS

As of December 31, 2004, all of our DBS FCC licenses and nine of our in-orbit satellites were owned by a direct subsidiary of EDBS. Contracts for the construction and launch of EchoStar X, EchoStar XI and our Ka-band satellites are held in EOC II, a sister company to EDBS. Our satellite lease contracts are also held by a direct subsidiary of EDBS. Substantially all of our operations are conducted by subsidiaries of EDBS.

Significant Risks and Uncertainties

Substantial Leverage. We are highly leveraged, which makes us vulnerable to changes in general economic conditions. As of December 31, 2004, we had outstanding long-term debt (including both the current and long-term portions) totaling approximately $5.803 billion. We have quarterly and semi-annual cash interest requirements for all of our outstanding long-term debt securities, as follows:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements
5 3/4% Convertible Subordinated Notes due 2008	May 15 and November 15	$57,500,000
9 1/8% Senior Notes due 2009	January 15 and July 15	$40,711,461
3% Convertible Subordinated Note due 2010	June 30 and December 31	$15,000,000
Floating Rate Senior Notes due 2008	January 1, April 1, July 1 and October 1	$29,050,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3% Convertible Subordinated Note due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000

Interest accrues on our Floating Rate Senior Notes due 2008 based on the three month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The interest rate at December 31, 2004 was 5.81%. Semi-annual cash interest requirements related to our 3% Convertible Subordinated Note due 2011 commenced on December 31, 2004. Semi-annual cash interest requirements related to our 6 5/8% Senior Notes due 2014 will commence on April 1, 2005. There are no scheduled principal payment or sinking fund requirements prior to maturity on any of these notes. Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

2. Summary of Significant Accounting Policies

Basis of Presentation

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” Additionally, “Equipment sales” and “Cost of sales – equipment” now include non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue and “Cost of sales – other,” respectively. All prior period amounts were reclassified to conform to the current period presentation. Certain other prior year amounts have been reclassified to conform with the current year presentation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of assets and liabilities acquired in business combinations, asset impairments, useful lives of property and equipment, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the three months ended December 31, 2003, we recorded approximately $61.4 million to reduce our estimated royalty obligations related to the production of EchoStar receiver systems. The following details the decrease in the financial statement line items affected by this change in estimate (in thousands):

Cost of sales – equipment	$(6,839)
Cost of sales – subscriber promotion subsidies	(42,750)
Depreciation and amortization	(5,937)
Property and equipment, net	(5,341)
Inventories, net	(505)

Foreign Currency Translation

The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period end exchange rate and record the translation adjustments as a component of other comprehensive income (loss). We translate revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. Transactions denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and are included in other miscellaneous income and expense. Net transaction gains (losses) during 2004, 2003 and 2002 were not significant.

Statements of Cash Flows Data

The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid for interest	$431,785	$477,036	$500,879
Capitalized interest	3,105	8,428	23,876
Cash received for interest	56,317	64,490	113,402
Cash paid for income taxes	3,302	11,646	8,396
Forfeitures of deferred non-cash, stock-based compensation	—	3,933	5,520
Assumption of net operating liabilities in asset acquisition (Note 2)	25,685	—	—
Assumption of liabilities and long-term deferred revenue (Note 2)	69,357	—	—
Satellite financed under capital lease (Note 4)	286,605	—	—
Reduction in satellite vendor financing (Note 3)	13,712	—	—
Satellite and other vendor financing	6,519	13,097	30,000

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2004 and 2003 consist of money market funds, corporate notes and commercial paper. The cost of these investments approximates their fair market value.

Marketable and Non-Marketable Investment Securities and Restricted Cash

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the consolidated statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of December 31, 2004 and 2003, we had unrealized gains of approximately $51.8 million and $79.6 million, respectively, as a part of “Accumulated other comprehensive income” within “Total stockholders’ equity (deficit).” During the year ended December 31, 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. During the years ended December 31, 2003 and 2002, we recorded aggregate charges to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2.0 million and $117.1 million, respectively, and established a new cost basis for these securities. In addition, during the years ended December 31, 2004, 2003 and 2002, we realized net losses of approximately $9.0 million and net gains of approximately $21.9 million and $11.6 million on sales of marketable and non-marketable investment securities, respectively. Realized gains and losses are accounted for on the specific identification method.

Our approximately $1.213 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $174.3 million and $249.4 million as of December 31, 2004 and 2003, respectively. Our portfolio generally, and our strategic investments particularly, has experienced and continues to experience volatility. If the fair market value of our strategic marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have strategic equity investments in certain non-marketable investment securities. We account for such unconsolidated investments under either the equity method or cost method of accounting. These securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of these investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these investments is not estimated unless there are identified changes in circumstances that are likely to have a significant adverse effect on the fair value of the investment. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. For the year ended December 31, 2004, we had $90.4 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $52.7 million is accounted for under the cost method. During the year ended December 31, 2004, we did not record any impairment charges with respect to these investments.

Restricted cash and marketable investment securities, as reflected in the accompanying consolidated balance sheets, includes, among other things, cash and marketable investment securities set aside as collateral for our letters of credit.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The major components of marketable investment securities and restricted cash are as follows:

			Restricted Cash and Marketable
	Marketable Investment Securities		Investment Securities
	As of December 31,		As of December 31,
	2004	2003	2004	2003
	(In thousands)
Government bonds	$214,683	$1,258,366	$46,111	$18,431
Corporate notes and bonds	84,093	620,782	8,969	—
Corporate equity securities	149,496	111,687	—	—
Commercial paper	—	499,086	—	—
Asset backed obligations	2,801	192,194	—	—
Restricted cash	—	—	2,472	1,543

	$451,073	$2,682,115	$57,552	$19,974

As of December 31, 2004, marketable investment securities and restricted cash include debt securities of $228.5 million with contractual maturities of one year or less and $128.2 million with contractual maturities between one and three years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to our specifications. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our receivers and many components of our EchoStar receiver systems. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Inventories consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
Finished goods — DBS	$159,350	$103,274
Raw materials	68,144	32,693
Work-in-process — service repair	40,720	15,000
Work-in-process	11,112	9,577
Consignment	2,644	1,373
Inventory allowance	(10,389)	(6,770)

Inventories, net	$271,581	$155,147

Property and Equipment

Property and equipment are stated at cost. Cost includes capitalized interest of approximately $3.1 million, $8.4 million and $23.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements (Note 9), are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived Assets

We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

Goodwill and Intangible Assets

We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Our intangible assets consist primarily of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

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

In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset,” (“EITF 02-7”) we combine all our indefinite life FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts included current and projected subscribers. In conducting our annual impairment test in 2004, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

During March 2004, we entered into an agreement with Gemstar-TV Guide International, Inc. (“Gemstar”) for use of certain Gemstar intellectual property and technology, use of the TV Guide brand on our interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network, and acquired Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets, for an aggregate cash payment of $238.0 million, plus transaction costs. We further agreed to resolve all of our outstanding litigation with Gemstar. These transactions were entered into contemporaneously and

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).

Based on an independent third -party valuation, the purchase consideration was allocated to identifiable tangible and intangible assets and liabilities as follows (in thousands):

Current assets	$1,184
Property and equipment	3,749
Intangible assets	260,546

Total assets acquired	$265,479

Current liabilities	(26,269)
Long-term liabilities	(600)

Total liabilities assumed	(26,869)

Net assets acquired	$238,610

The total $260.5 million of acquired intangible assets resulting from the Gemstar transactions is comprised of contract-based intangibles totaling approximately $187.2 million with estimated weighted-average useful lives of twelve years, and customer relationships totaling approximately $73.3 million with estimated weighted-average useful lives of four years.

The business combination did not have a material impact on our results of operations for the year ended December 31, 2004 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2004. Further, the business combination would not have had a material impact on our results of operations for the comparable periods in 2003 and 2002 had the business combination occurred on January 1, 2002.

As of December 31, 2004 and 2003, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2004		December 31, 2003
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$223,873	$(46,852)	$36,668	$(27,767)
Customer relationships	73,298	(13,493)	—	—
Technology based	17,181	(17,181)	17,181	(16,221)

Total	$314,352	$(77,526)	$53,849	$(43,988)

Amortization of these intangible assets recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to twelve years, was $33.5 million and $10.3 million for the years ended December 31, 2004 and 2003, respectively. The aggregate amortization expense is estimated to be approximately $35.7 million for 2005, $34.5 million for 2006, $34.0 million for 2007, $20.3 million for 2008 and $15.5 million for 2009.

The excess of our investments in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. We had approximately $3.4 million of goodwill as of December 31, 2004 and 2003 which arose from a 2002 acquisition. In conducting our annual impairment test in 2004, we determined that the carrying amount of our goodwill was not impaired.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Smart Card Replacement

We use conditional access technology, including embedding microchips in credit card-sized access cards, or “smart cards,” to encrypt the programming we transmit to subscribers so that only those who pay for service can receive our programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. In order to combat piracy and maintain the functionality of active set-top boxes, we are in the process of replacing older generation smart cards with newer generation smart cards. We have accrued a liability for the replacement of smart cards in satellite receivers sold to and owned by subscribers based on the estimated number of cards that will be needed to execute our plan. This estimate is based on a number of variables, including historical subscriber churn trends and the estimated per card costs for smart card replacements. We expect to complete the replacement of older generation smart cards during the second half of 2005.

As of December 31, 2004 and 2003, we had accrued $48.2 million and $74.6 million, respectively, for replacement of these smart cards. This accrual is included in “Other accrued expenses” in our consolidated balance sheets. Charges recorded to “Subscriber-related expenses” in our consolidated statements of operations and comprehensive income (loss) totaled $2.9 million during the year ended December 31, 2002. There was no additional expense recorded for smart card replacements during 2004 and 2003. During the years ended December 31, 2004 and 2003, approximately $13.4 million and $6.2 million, respectively, were charged against the smart card accrual for the replacement of older generation smart cards. This liability will be reduced further as smart card replacements occur. During 2004, we reduced “Subscriber-related expenses” by approximately $13.0 million to reduce our accrual for the replacement of smart cards. This reduction primarily resulted from a decrease in our estimate of the number of older satellite receivers that will be active when we exchange smart cards.

Long-Term Deferred Revenue, Distribution and Carriage Payments

Certain programmers provide us up-front payments. Such amounts are deferred and in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) and are recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (up to 10 years). The current and long-term portions of these deferred credits are recorded in the consolidated balance sheets in “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities,” respectively.

During the year ended December 31, 2004, we made cash payments, assumed certain liabilities and entered into agreements in exchange for equity interests in certain entities. We accounted for the equity interests received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”) and recorded approximately $77.3 million related to the fair value of these equity interests in “Other noncurrent assets” as of December 31, 2004. We account for these unconsolidated investments under either the equity method or cost method of accounting. Approximately $56.5 million in value of these equity interests has been recorded as a deferred credit and will be recognized as reductions to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreements in accordance with the guidance under EITF 02-16. These deferred credits have been recorded as a component of “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our consolidated balance sheets.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that deferred tax assets or liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax bases of assets and liabilities. Deferred tax assets are offset by valuation allowances in accordance with SFAS 109, because we believe it is more likely than not that such net deferred tax assets will not be realized.

Fair Value of Financial Instruments

Fair market values for our publicly traded debt securities are based on quoted market prices. The fair values of our privately placed 3% Convertible Subordinated Notes due 2010 and 2011, and mortgages and other notes payable are estimated using third-party valuations or discounted cash flow analyses when it is practicable to do so. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

The following table summarizes the book and fair values of our debt facilities at December 31, 2004 and 2003:

	As of December 31, 2004		As of December 31, 2003
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
9 3/8% Senior Notes due 2009*	—	—	1,423,351	1,498,077
10 3/8% Senior Notes due 2007*	—	—	1,000,000	1,100,000
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,023,750	1,000,000	1,035,000
9 1/8% Senior Notes due 2009	446,153	490,768	455,000	509,031
3% Convertible Subordinated Note due 2010	500,000	465,000	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	518,125	500,000	520,625
5 3/4% Senior Notes due 2008	1,000,000	1,012,500	1,000,000	1,011,250
6 3/8% Senior Notes due 2011	1,000,000	1,047,500	1,000,000	1,025,000
3% Convertible Subordinated Note due 2011	25,000	22,500	—	—
6 5/8% Senior Notes due 2014	1,000,000	1,012,500	—	—
Capital lease obligation, mortgages and other notes payable	331,735	331,735	59,322	59,322

Total	5,802,888	5,924,378	6,937,673	7,258,305

* The 9 3/8% Senior Notes due 2009 and the 10 3/8% Senior Notes due 2007 were redeemed February 2, 2004 and October 1, 2004, respectively.

Due to their short-term nature, book value approximates fair value for cash and cash equivalents, trade accounts receivable, net of allowance and current liabilities for the periods ending December 31, 2004 and 2003.

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (Note 4).

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers, digital video recorders,

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

equipment rental and other services are recognized as revenue, monthly as earned. Revenue from advertising sales is recognized when the related services are performed. Payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue” in the consolidated balance sheets until earned. Revenue from equipment sales is recognized upon shipment to customers.

Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”) during the first quarter of 2004, revenue from equipment sales to SBC and development and implementation fees received from SBC is deferred and recognized ratably over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

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

Subscriber-related expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. Programming costs are included in “Subscriber-related expenses” in the consolidated statements of operations and comprehensive income (loss). “Subscriber-related expenses” also include costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, residual commissions, billing, lockbox, subscriber retention and other variable subscriber expenses. These costs are recognized as the services are performed or as incurred.

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

Subscriber Acquisition Costs

Subscriber acquisition costs in our consolidated statements of operations and comprehensive income (loss) consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel. Subscriber acquisition costs include the following line items from our consolidated statements of operations and comprehensive income (loss):

•	“Cost of sales – subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•	“Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation.

•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH Network subscribers. Advertising costs generally are expensed as incurred.

During the year ended December 31, 2004, our significant subscriber acquisition promotions were as follows:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Digital Home Advantage – Effective February 1, 2004, our Digital Home Advantage promotion provided new lease subscribers up to four installed EchoStar receivers, including various premium models, with a qualifying programming subscription. The subscriber is required to pay a monthly rental fee for each leased receiver, but is not required to agree to a minimum lease period. The subscriber must provide a valid major credit card, their social security number, have an acceptable credit score, and pay a one-time set-up fee of $49.99. The subscriber receives a $49.99 credit on their first month’s bill. Effective October 19, 2004, the promotion was expanded whereby the consumer may agree to either a one or two year commitment in exchange for receiving the benefits of our Digital Home Protection Plan, an optional extended warranty program, without charge for one or two years, respectively. Since we retain ownership of equipment installed pursuant to the Digital Home Advantage promotion, equipment costs are capitalized and depreciated over a period of up to four years. Although there can be no assurance as to the ultimate duration of our current equipment lease promotion, we expect it to continue through at least July 31, 2005.

Free Dish – Effective February 1, 2004, our Free DISH promotion provided new subscribers with a choice of up to three installed EchoStar receivers, including one premium receiver model for $49.99. The subscriber receives a $49.99 credit on their first month’s bill. To be eligible, subscribers must provide a valid major credit card, their social security number, have an acceptable credit score, and make a one or two year commitment to subscribe to a qualified programming package, depending on the set-top box models selected by the subscriber. Certain advanced products, including digital video recorders and high definition receivers, require additional upgrade fees. The Free Dish promotion ended on January 31, 2005.

Free for All – Effective February 1, 2004, our Free for All promotion provides new subscribers who purchase one or two installed receiver systems for $149.00 or $199.00, respectively, a monthly credit of $10.00 for 15 or 20 months, respectively. The subscriber must subscribe to a qualifying programming package and provide their social security number. Effective February 1, 2005, new subscribers under our Free for All promotion who purchase one or two receiver systems and subscribe to a qualifying programming package receive a monthly credit of $5.00 for 30 or 40 months, respectively. Although there can be no assurance as to the ultimate duration of the Free for All promotion, we expect it to continue through at least July 31, 2005.

Accounting for dealer sales under our promotions fall within the scope of EITF 01-9. In accordance with that guidance, we characterize amounts paid to our independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates) as a reduction of revenue. We expense payments for equipment installation services as “Other subscriber promotion subsidies.” Our payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer. We report the net cost from our various sales promotions through our independent dealer network as a component of “Other subscriber promotion subsidies.” No net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are recognized as revenue. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under our equipment lease promotion wherein we retain title to the receiver and certain other equipment resulting in the capitalization and depreciation of such equipment cost over its estimated useful life.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled $40.0 million, $32.4 million and $33.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Accounting for Stock-Based Compensation

We apply the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans, which are described more fully in Note 7. Under APB 25, we generally do not recognize compensation expense on the grant of options under our Stock Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. We apply

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on net income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss) to common shareholders, as reported	$214,769	$224,506	$(414,601)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,139	3,420	10,884
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,515)	(26,138)	(24,427)

Pro forma net income (loss) to common shareholders	$195,393	$201,788	$(428,144)

Basic income (loss) per share, as reported	$0.46	$0.46	$(0.86)

Diluted income (loss) per share, as reported	$0.46	$0.46	$(0.86)

Pro forma basic income (loss) per share	$0.42	$0.42	$(0.89)

Pro forma diluted income (loss) per share	$0.42	$0.41	$(0.89)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.69%	3.32%	4.14%
Volatility factor	33.26%	71.08%	71.96%
Expected term of options in years	5.4	6.7	6.7
Weighted-average fair value of options granted	$11.66	$20.38	$15.08

During December 2004, we paid a one-time dividend of $1 per outstanding share of our Class A and Class B common stock (Note 6) for the first time in our company’s history. We do not intend to pay additional dividends on our common stock and accordingly, the dividend yield percentage is zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and so, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

During 2004, in accordance with the guidance under SFAS 123 for selecting assumptions to use in an option pricing model, we reduced our estimate of expected volatility based upon a re-evaluation of the variability in the market price of our publicly traded stock. Historically, we have relied on the variability in our daily stock price since inception to derive our estimate of expected volatility. Upon review of this variability in our stock price over more recent periods, we believe unadjusted historical experience is a relatively poor predictor of our future expectation of volatility. Accordingly, we specifically identified extraordinary events in our history which resulted in irregular movements in our stock price, and have disregarded the related periods in calculating our historical average annual

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

volatility. This adjustment, together with changes in the intervals of our regular historical price observations, contributed to the reduction in our estimated volatility factor.

We will continue to evaluate our assumptions used to derive the estimated fair value of our options as new events or changes in circumstances become known.

Basic and Diluted Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised and convertible securities were converted to common stock.

We recorded a net loss attributable to common shareholders for the years ending December 31, 2002. Therefore, common stock equivalents and convertible securities are excluded from the computation of diluted earnings (loss) per share for that period since the effect of including them is anti-dilutive. Since we reported net income attributable to common shareholders for the year ending December 31, 2004 and 2003, the potential dilution from stock options exercisable into common stock for these periods was computed using the treasury stock method based on the average fair market value of our Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Numerator:
Net income (loss)	$214,769	$224,506	$(852,034)
Gain on repurchase of Series D Convertible Preferred Stock	—	—	437,433

Numerator for basic and diluted net income (loss) per common share	$214,769	$224,506	$(414,601)

Denominator:
Denominator for basic net income (loss) per common share – weighted-average common shares outstanding	464,053	483,098	480,429
Impact of dilutive options outstanding	3,545	5,216	—

Denominator for diluted net income (loss) per common share – weighted-average common shares outstanding	467,598	488,314	480,429

Net income (loss) per common share:
Basic net income (loss) per share	$0.46	$0.46	$(0.86)

Diluted net income (loss) per share	$0.46	$0.46	$(0.86)

Shares of Class A common stock issuable upon conversion of:
4 7/8% Convertible Subordinated Notes due 2007	—	—	22,007
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	—
3% Convertible Subordinated Note due 2011	399	—	—

As of December 31, 2004, 2003 and 2002 there were approximately 10.9 million, 10.1 million and 20.9 million options for shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive. Our 5 3/4% Convertible Subordinated Notes due 2008, and our 3% Convertible Subordinated Notes due 2010 and 2011 are not included in the diluted EPS calculation as the effect of the

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

conversion of the notes would be anti-dilutive. Of the options outstanding as of December 31, 2004, options to purchase approximately 7.0 million shares were outstanding under a long term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. As such, the long-term incentive options are not included in the diluted EPS calculation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123®”) which (i) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. The statement is effective for financial statements as of the beginning of the first interim period that begins after June 15, 2005. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123® will have a material negative impact on our results of operations.

3. Property and Equipment

Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2004	2003
		(In thousands)
EchoStar I	12	$201,607	$201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV	4	78,511	78,511
EchoStar V	12	210,446	210,446
EchoStar VI	12	246,022	246,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	175,801	189,513
EchoStar IX	12	127,376	127,376
AMC-15 satellite acquired under capital lease (Note 4)	10	330,800	—
Furniture, fixtures and equipment	2-10	664,778	613,789
Buildings and improvements	5-40	159,662	147,191
Equipment leased to customers	3-4	1,045,949	543,954
Tooling and other	1-5	14,191	5,100
Land	—	29,583	27,024
Vehicles	7	3,414	3,445
Construction in progress	—	273,153	86,490

Total property and equipment		$4,201,070	$3,120,245
Accumulated depreciation		(1,560,902)	(1,243,786)

Property and equipment, net		$2,640,168	$1,876,459

Construction in progress consists of the following:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	As of December 31,
	2004	2003
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements, launch, and launch insurance	$202,687	$24,303
Software related projects	36,848	35,148
Other	33,618	27,039

Construction in progress	$273,153	$86,490

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Equipment leased to customers	$210,432	$138,637	$130,760
Satellites	134,619	145,232	128,155
Furniture, fixtures and equipment	110,272	93,030	92,180
Identifiable intangibles assets subject to amortization	33,939	10,346	11,123
Buildings and improvements	4,675	4,098	3,399
Tooling and other	8,964	6,863	7,341

Total depreciation and amortization	$502,901	$398,206	$372,958

Cost of sales and operating expense categories included in our accompanying consolidated statements of operations and comprehensive income (loss) do not include depreciation expense related to satellites or Digital Home Advantage equipment.

Our Satellites

We presently have twelve owned or leased satellites in geostationary orbit approximately 22,300 miles above the equator. Each of the eight DBS satellites (EchoStar I through EchoStar VIII) and one FSS Ku/Ka-band satellite (EchoStar IX) we own and operate has a minimum design life of at least 12 years. Our satellite fleet is a major component of our Echostar DBS System. While we believe that overall our satellite fleet is in general good health, during 2004 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation.

EchoStar I and II

EchoStar I and II currently operate at the 148 degree orbital location. Each of these Series 7000 class satellites designed and manufactured by Lockheed Martin Corporation, has 16 transponders that operate at approximately 130 watts of power. While both satellites are currently functioning properly in orbit, similar Lockheed Series 7000 class satellites owned by third parties have experienced total in-orbit failure. While we currently do not have sufficient information available to reach any conclusions as to whether other satellites of the Series 7000 class might be at increased risk of suffering a similar malfunction, no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure. EchoStar I and II are each equipped with 24 Traveling Wave Tube Amplifiers (“TWTA”), of which 16 are required to support the transponders authorized for operation on each satellite. Prior to 2004, failures or reduced capabilities on a single TWTA on each of EchoStar I and II left each satellite with 23 usable TWTAs. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures may impact commercial operation of the satellites. We will continue to evaluate the performance of EchoStar I and EchoStar II as new events or changes in circumstances become known.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

EchoStar III

EchoStar III currently operates at the 61.5 degree orbital location. During January 2004, a TWTA pair on this satellite failed, resulting in a loss of service on one of our licensed transponders. An additional TWTA pair failed in March 2004. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 18 TWTAs on the satellite to date. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, the satellite was equipped with a total of 44 TWTAs to provide redundancy. EchoStar III can now operate a maximum of 26 transponders, but due to redundancy switching limitations and specific channel authorizations it currently can only operate on 18 of the 19 FCC authorized frequencies we utilize at the 61.5 degree west orbital location. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar III as new events or changes in circumstances become known.

EchoStar IV

EchoStar IV is currently located at the 157 degree orbital location. Prior to 2004, this satellite experienced failures with the deployment of its solar arrays and with 38 of its 44 transponders (including spares), and further experienced anomalies affecting its thermal systems and propulsion systems. Several years ago, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering this satellite. On March 4, 2005, we agreed to settle this claim (Note 9). On September 4, 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. As of December 31, 2003, EchoStar IV was fully depreciated.

EchoStar V

EchoStar V is currently located at the 119 degree orbital location. This satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel, the solar array anomalies may prevent the use of some of those transponders for the full 12-year design life of the satellite. In addition, momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V as new events or changes in circumstances become known. Increased fuel use resulting from commercial operation of the spacecraft or other events and circumstances would require us to reduce the remaining depreciable life of EchoStar V.

EchoStar VI

EchoStar VI currently operates at the 110 degree orbital location. This satellite has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. Prior to 2004, EchoStar VI lost a total of 3 solar array strings. During April 2004 and again in July 2004, EchoStar VI experienced anomalies resulting in the loss of two additional solar array strings, bringing the total number of string losses to five. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite or are expected to reduce the estimated design life of the satellite to less than 12 years, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar VI as new events or changes in circumstances become known.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

EchoStar VII

EchoStar VII currently operates at the 119 degree orbital location. This satellite has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VII also includes spot-beam technology which enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States. Each transponder can transmit multiple digital video, audio and data channels. During March 2004, our EchoStar VII satellite lost a solar array circuit. EchoStar VII was designed with 24 solar array circuits and needs 23 for the spacecraft to be fully operational at end of life. While this anomaly is not expected to reduce the estimated design life of the satellite to less than 12 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar VII as new events or changes in circumstances become known.

EchoStar VIII

EchoStar VIII currently operates at the 110 degree orbital location. This satellite has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. During June 2004, EchoStar VIII experienced an anomaly which affected operation of one of the primary gyroscopes on the satellite. A spare gyroscope has been switched in and is performing nominally. EchoStar VIII was originally configured with three primary, and one spare, gyroscope. Further, an anomaly previously experienced has resulted in certain gyroscopes being utilized for aggregate periods of time substantially in excess of their originally qualified limits in order to maintain nominal spacecraft operations and pointing. An investigation is underway to determine the root cause of the anomaly and to develop procedures for continued spacecraft operation in the event of future gyroscope anomalies. In January 2005, EchoStar VIII experienced a fault within one of the computer components in the spacecraft control electronics. The system is operating nominally on one processor with limited backup capacity. An investigation is underway to determine the root cause of this anomaly and whether any permanent degradation or loss of redundancy has occurred. While these anomalies are not expected to reduce the estimated design life of the satellite to less than 12 years and have not impacted commercial operation of the satellite to date, until the root causes of the anomalies are determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of each solar array. Both arrays are currently fully functional, but rotating in a mode recommended by the satellite manufacturer which allows full rotation but is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

During 2003, a single battery cell on EchoStar VIII exhibited reduced capacity. There are 72 battery cells on EchoStar VIII and all loads can be maintained for the full design life of the satellite with up to two battery cells fully failed. An investigation of the battery cell anomaly, which has not impacted commercial operation of the satellite, is underway. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We depend on EchoStar VIII to provide local channels to over 40 markets until at least such time as our EchoStar X satellite is successfully launched which is currently expected during the fourth quarter of 2005 (Note 9). In the event that EchoStar VIII experienced a total or substantial failure, we could transfer many, but not all, of those channels to other in-orbit satellites.

We were required to make in-orbit incentive payments in the aggregate amount of $15.0 million over a period of 14 years from launch as part of the purchase price for EchoStar VIII. These in-orbit incentive payments may be reduced in the event that certain anomalies are experienced by the satellite. Following launch of EchoStar VIII, we recognized the total amount of these in-orbit incentive payments by increasing the amount capitalized for the satellite. As a result of the anomalies experienced by the satellite to date, we determined that payment of these in-orbit incentives was no longer probable and reduced our remaining estimated obligation of approximately $13.7 million to zero as December 31, 2004 by reducing the amount capitalized for the satellite.

EchoStar IX

EchoStar IX currently operates at the 121 degree orbital location. This satellite has 32 Ku-band transponders that operate at approximately 110 watts per channel, along with transponders that can provide services in Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services.

SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Should any one satellite be abandoned or determined to have no service potential, the net carrying amount would be written off.

We currently do not carry insurance for any of our in-orbit satellites. To satisfy insurance covenants related to our 9 3/8% Senior Notes due 2009 and 10 3/8% Senior Notes due 2007, we previously classified an amount equal to the depreciated cost of five of our satellites as cash reserved for satellite insurance on our consolidated balance sheets. As of December 31, 2003, this amount totaled approximately $176.8 million. During 2004, we redeemed all of these Notes (Note 4) and are no longer subject to these insurance covenants. Since the indentures for our remaining outstanding notes do not have covenants requiring satellite insurance, we reclassified the remaining amount of the reserve to cash and cash equivalents during the fourth quarter of 2004.

We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

4.	Long-Term Debt

9 3/8% Senior Notes due 2009 and 10 3/8% Senior Notes due 2007

Effective February 2, 2004, we redeemed the remainder of our outstanding 9 3/8% Senior Notes due 2009. In accordance with the terms of the indenture governing the notes, the remaining $1.423 billion principal amount of the notes was repurchased at 104.688%, for a total of approximately $1.490 billion. As a result of this redemption,

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We have been discharged and released from our obligations under the related indenture. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, was recorded as charges to earnings and is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Effective October 1, 2004, we redeemed all of our outstanding 10 3/8% Senior Notes due 2007. In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at 105.188%, for a total of approximately $1.052 billion. As a result of this redemption, we have been discharged and released from our obligations under the related indenture. The premium paid of approximately $51.9 million, along with unamortized debt issuance costs of approximately $4.1 million, was recorded as charges to earnings and is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

5 3/4% Convertible Subordinated Notes due 2008

The 5 3/4% Convertible Subordinated Notes mature May 15, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year.

The 5 3/4% Convertible Subordinated Notes are general unsecured obligations and junior in right of payment to:

•	all existing and future senior obligations;

•	all of our secured debts to the extent of the value of the assets securing those debts; and

•	all existing and future debts and other liabilities or our subsidiaries.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 5 3/4% Convertible Subordinated Notes were not redeemable at our option prior to May 15, 2004. Beginning May 15, 2004, the 5 3/4% Convertible Subordinated Notes became subject to redemption, at our option, in whole or in part, at redemption prices decreasing annually from 103.286% to 100% on May 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

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

9 1/8% Senior Notes due 2009

The 9 1/8% Senior Notes mature January 15, 2009. Interest accrues at an annual rate of 9 1/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year.

Effective September 3, 2003, we redeemed $245.0 million principal amount of our 9 1/8% Senior Notes due 2009, fully exercising our optional partial redemption right. During the second quarter of 2004, we repurchased in open market transactions approximately $8.8 million principal amount of our 9 1/8% Senior Notes due 2009. The approximate $1.1 million difference between the market price paid and the principal amount of the notes, together with approximately $0.1 million of unamortized debt issuance costs related to the notes repurchased during 2004, were recorded as charges to earnings and are included in interest expense in the consolidated statements of operations and comprehensive income (loss). The outstanding principal amount of the notes after the redemption and repurchase is $446.2 million. As a portion of the 9 1/8% Senior Notes remains outstanding as of December 31,

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2004, we continue to be subject to the terms of the related indentures until such time as the 9 1/8% Senior Notes are fully redeemed.

The 9 1/8% Senior Notes are guaranteed by substantially all subsidiaries of EDBS on a senior basis. The 9 1/8% Senior Notes are general unsecured senior obligations which:

•	rank senior with all of EDBS’ future subordinated debt; and

•	rank junior to any of EDBS’ secured debt to the extent of the value of the assets securing such debt.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/8% Senior Notes are not redeemable at our option prior to January 15, 2006. Thereafter, the 9 1/8% Senior Notes will be subject to redemption, at our option, in whole or in part, at redemption prices decreasing from 104.563% during the year commencing January 15, 2006 to 100% on or after January 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

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

In the event of a change of control, as defined in the 9 1/8% Senior Notes Indenture, we will be required to make an offer to repurchase all or any part of a holder’s 9 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

3% Convertible Subordinated Note due 2010

On July 21, 2003, we sold $500.0 million principal amount of the 3% Convertible Subordinated Note due 2010 which mature July 21, 2010 to SBC Communications, Inc. (“SBC”) in a privately negotiated transaction. Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year.

The 3% Convertible Subordinated Note due 2010 is convertible into approximately 6.87 million shares of our Class A common stock at the option of SBC at $72.82 per share, subject to adjustment in certain circumstances.

The 3% Convertible Subordinated Note due 2010 is:

•	general unsecured obligations;

•	ranked junior in right of payment with all of our existing and future senior debt;

•	ranked equal in right of payment to our existing convertible subordinated debt; and

•	ranked equal in right of payment to all other existing and future indebtedness whenever the instrument expressly provides that such indebtedness ranks equal with the 3% Convertible Subordinated Note due 2010.

The indenture related to the 3% Convertible Subordinated Note due 2010 contains certain restrictive covenants that do not impose material limitations on us.

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of the holder’s 3% Convertible Subordinated Note due 2010 at a purchase price equal to

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

100% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase. Commencing July 21, 2008, we may redeem, and SBC may require us to purchase, all or a portion of the note without premium.

Floating Rate Senior Notes due 2008

On October 2, 2003, we sold $500.0 million principal amount of Floating Rate Senior Notes which mature October 1, 2008. Interest accrues at a floating rate based on three month LIBOR plus 3.25%, and is payable quarterly in cash in arrears on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 2004. The interest rate at December 31, 2004 was 5.81%. The proceeds, along with proceeds from our 5 3/4% and 6 3/8% Senior Notes, were used primarily to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities, and for general corporate purposes.

The Floating Rate Senior Notes will be redeemable, in whole or in part, at any time beginning October 1, 2005 at redemption prices decreasing from 102% during the year commencing October 1, 2005 to 100% on or after October 1, 2007. Prior to October 1, 2005, we may also redeem up to 35% of each of the Floating Rate Senior Notes at premiums specified in the indenture with the net cash proceeds from certain equity offerings or capital contributions.

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

5 3/4% Senior Notes due 2008

On October 2, 2003, we sold $1.0 billion principal amount of our 5 3/4% Senior Notes which mature October 1, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 6 3/8% Senior Notes, were used primarily to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities, and for general corporate purposes.

The 5 3/4% Senior Notes will be redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

6 3/8% Senior Notes due 2011

On October 2, 2003, we sold $1.0 billion principal amount of our 6 3/8% Senior Notes which mature October 1, 2011. Interest accrues at an annual rate of 6 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 5 3/4% Senior Notes, were used primarily to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities, and for general corporate purposes.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

3% Convertible Subordinated Note due 2011

On August 25, 2004, we sold $25.0 million principal amount of the 3% Convertible Subordinated Note due 2011 which mature August 25, 2011 to CenturyTel Service Group, LLC (“CTL”) in a privately negotiated transaction. Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year, commencing December 31, 2004.

The 3% Convertible Subordinated Note due 2011 is convertible into approximately 398,724 shares of our Class A common stock at the option of CTL at $62.70 per share, subject to adjustment in certain circumstances.

The 3% Convertible Subordinated Note due 2011 is:

•	general unsecured obligations;

•	ranked junior in right of payment with all of our existing and future senior debt;

•	ranked equal in right of payment to our existing convertible subordinated debt; and

•	ranked equal in right of payment to all other existing and future indebtedness whenever the instrument expressly provides that such indebtedness ranks equal with the 3% Convertible Subordinated Note due 2011.

The indenture related to the 3% Convertible Subordinated Note due 2011 contains certain restrictive covenants that do not impose material limitations on us.

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of the holder’s 3% Convertible Subordinated Note due 2011 at a purchase price equal to 100% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase. Commencing August 25, 2009, we may redeem, and CTL may require us to purchase, all or a portion of the note without premium.

6 5/8% Senior Notes due 2014

On October 1, 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes which mature October 1, 2014 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Interest accrues at an annual rate of 6 5/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2005. The proceeds, together with available cash, were used to redeem all of our outstanding 10 3/8% Senior Notes due 2007.

We have agreed to offer to exchange the 6 5/8% Senior Notes for new issues of identical debt securities registered under the Securities Act of 1933.

The 6 5/8% Senior Notes will be redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to October 1, 2007, we may also redeem up to 35% of each of the 6 5/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 6 5/8% Senior Notes are:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 6 5/8% Senior Notes (the “6 5/8% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of a holder’s 6 5/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Capital Lease Obligation, Mortgages and Other Notes Payable

Capital lease obligation, mortgages and other notes payable consists of the following:

	As of December 31,
	2004	2003
	(In thousands)
AMC-15 satellite financed under capital lease obligation	$286,605	$—
8.25% note payable for EchoStar IV satellite vendor financing due upon resolution of satellite insurance claim (Note 3)	11,327	11,327
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	13,549	14,302
8% note payable for EchoStar VIII satellite vendor financing (Note 3)	—	14,381
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	9,587	10,000
Mortgages and other unsecured notes payable due in installments through August 2020 with interest rates ranging from 2% to 10%	10,667	9,312

Total	$331,735	$59,322
Less current portion	(45,062)	(14,995)

Capital lease obligation, mortgages and other notes payable, net of current portion	$286,673	$44,327

Capital Lease Obligation

During March 2003, we entered into a satellite service agreement with SES Americom for all of the capacity on a new Fixed Satellite Service (“FSS”) satellite, AMC-15, which successfully launched during the fourth quarter of 2004 and commenced commercial operations in January 2005. In connection with this agreement, we prepaid $50.0 million to SES Americom during 2003. The ten-year satellite service agreement for the new satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for this satellite over the next ten years beginning in 2005. In accordance with Statement of Financial

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Accounting Standards No. 13 (“SFAS 13”), we have accounted for the satellite component of this agreement as a capital lease. We did not recognize any depreciation on the satellite acquired under this capital lease during 2004.

Future minimum lease payments under this capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2004 are as follows:

For the Year Ending December 31, 2005	$56,600
2006	52,000
2007	52,000
2008	52,000
2009	52,000
Thereafter	254,656

Total minimum lease payments	519,256
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(113,690)

Net minimum lease payments	405,566
Less: Amount representing interest	(118,961)

Present value of net minimum lease payments	286,605
Less: Current portion	(28,463)

Long-term portion of capital lease obligation	$258,142

Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter
	(In thousands)
Long-term debt obligations	$5,471,153	$—	$—	$2,946,153	$2,525,000
Capital lease obligation, mortgages and other notes payable	331,735	45,062	48,885	54,041	183,747

Total	$5,802,888	45,062	$48,885	$3,000,194	$2,708,747

5. Income Taxes

As of December 31, 2004, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $3.346 billion and credit carryforwards of approximately $9.2 million. The NOL’s begin to expire in the year 2011 and capital loss and credit carryforwards will begin to expire in the year 2006.

During 2004 and 2003, we decreased our valuation allowance by approximately $76.8 million and $83.0 million, respectively, as a result of a decrease in net deferred tax assets each year. During 2002, we increased our valuation allowance by approximately $277.9 million to fully offset all net deferred tax assets. Included in this increase is $210.8 million relating to deferred tax assets generated during 2002 and $67.1 million relating to the balance of the net deferred tax asset that was not offset by a valuation allowance at December 31, 2001.

The Federal NOL includes amounts related to tax deductions totaling approximately $270.0 million for exercised stock options. The tax benefit of these deductions has been allocated directly to contributed capital and has been offset by a valuation allowance.

During 2004 and 2003, stock option compensation expenses related to the 1999 Incentive Plan, for which an estimated deferred tax benefit was previously recorded, exceeded the actual tax deductions allowed. Tax charges associated with the reversal of the prior tax benefit have been allocated to additional paid-in capital in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During 2004 and 2003, charges of $2.2 and $6.4 million, respectively, were made to additional paid-in capital.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current (provision) benefit:
Federal	$(523)	$(141)	$—
State	(5,824)	(13,608)	(5,279)
Foreign	(428)	(739)	(2,075)

	(6,775)	(14,488)	(7,354)

Deferred (provision) benefit:
Federal	(75,306)	(71,318)	224,452
State	(6,313)	(11,579)	(12,333)
Decrease (increase) in valuation allowance	76,785	83,009	(277,863)

	(4,834)	112	(65,744)

Total benefit (provision)	$(11,609)	$(14,376)	$(73,098)

The actual tax provisions for 2004, 2003 and 2002 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(% of pre-tax (income) loss)
Statutory rate	(35.0)	(35.0)	35.0
State income taxes, net of Federal benefit	(3.5)	(6.8)	(1.5)
Contingent value rights	—	—	(0.9)
Foreign taxes and income not U.S. taxable	(0.8)	—	(0.2)
Stock option compensation	(0.6)	(1.2)	0.7
Deferred tax asset adjustment for filed returns	2.3	3.7	(2.1)
Cumulative change in effective state tax rate	—	—	(4.1)
Intangible amortization and other	(1.5)	(1.5)	(0.6)
Decrease (increase) in valuation allowance	34.0	34.8	(35.7)

Total benefit (provision) for income taxes	(5.1)	(6.0)	(9.4)

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	As of December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$1,221,236	$1,188,537
Unrealized losses on investments	53,923	111,221
Accrued expenses	23,858	32,639
Stock compensation	15,122	16,967
Equity method investments	—	1,076
Deferred revenue	70,286	33,288
Other	12,742	12,279

Total deferred tax assets	1,397,167	1,396,007
Valuation allowance	(1,001,974)	(1,111,841)

Deferred tax asset after valuation allowance	395,193	284,166

Deferred tax liabilities:
Equity method investments	(17,128)	—
Depreciation and amortization	(385,847)	(288,539)
State taxes net of federal effect	(12,108)	(8,503)
Other	(247)	(246)

Total deferred tax liabilities	(415,330)	(297,288)

Net deferred tax asset (liability)	$(20,137)	$(13,122)

Current portion of net deferred tax asset (liability)	$21,318	$37,783
Noncurrent portion of net deferred tax asset (liability)	(41,455)	(50,905)

Total net deferred tax asset (liability)	$(20,137)	$(13,122)

6.	Stockholders’ Equity (Deficit)

Common Stock

The Class A, Class B and Class C common stock are equivalent in all respects except voting rights. Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock. Upon a change in control of ECC, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held. Our principal stockholder owns all outstanding Class B common stock and, together with all other stockholders, own outstanding Class A common stock. There are no shares of Class C common stock outstanding.

Common Stock Repurchase Programs

During the fourth quarter of 2003, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. During 2004 and 2003, we purchased approximately 25.9 million and 5.9 million shares of our Class A common stock, respectively, for approximately $809.6 million and $190.4 million, respectively. As of July 15, 2004, we had completed this share repurchase plan, having purchased a total of 31.8 million shares of our Class A common stock for a total of $1.0 billion.

Effective August 9, 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock pursuant to a new share repurchase plan. As of December 31, 2004, we had not repurchased any shares under this plan. Our share repurchase program does not require us to acquire any specific number or amount of securities and may be terminated at any time.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash Dividend

On December 14, 2004, we paid a one-time cash dividend of $1.00 per share, or approximately $455.7 million, on outstanding shares of our Class A and Class B common stock to shareholders of record at the close of business on December 8, 2004.

7.	Stock Compensation Plans

Stock Incentive Plans

We have adopted stock incentive plans to attract and retain officers, directors and key employees. We currently have 80.0 million shares of our Class A common stock reserved for granting awards under our 1995 Stock Incentive Plan and an additional 80.0 million shares of our Class A common stock for granting awards under our 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2004 have included exercise prices not less than the fair market value of our Class A common stock at the date of grant, and vest, as determined by our Board of Directors, generally at the rate of 20% per year.

During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, in 1999, we recorded approximately $178.8 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares. The related deferred compensation, net of forfeitures, was recognized over the five-year option vesting period. During the year ended December 31, 2004, 2003 and 2002, we recognized expense of $1.2 million, $3.5 million and $11.3 million, respectively, under the 1999 incentive plan. There is no remaining deferred compensation to be recognized under this plan.

Effective January 26, 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of our 1999 Stock Incentive Plan to provide incentive to our executive officers and certain other key employees upon achievement of specified long-term business objectives. Employees participating in the 2005 LTIP may elect to receive a one-time award of (i) an option to acquire a specified number of shares priced at market value on the date of the awards, expected to be March 31, 2005; (ii) rights to acquire for no additional consideration a specified smaller number of shares of our Class A common stock; or (iii) a corresponding combination of a lesser number of option shares and such rights to acquire our Class A common stock. The options and rights will vest at a varying rate over a seven year period; provided, however, that none of the options or rights will vest if we fail to achieve the specified long-term performance goal. We will record the related compensation when achievement of this performance goal becomes probable, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our consolidated statements of operations and comprehensive income (loss).

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying consolidated statements of operations and comprehensive income (loss). The following table represents the other expense categories in our consolidated statements of operations and comprehensive income

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(loss) that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Subscriber-related	$51	$34	$729
Satellite and transmission	69	359	(7)
General and administrative	1,060	3,151	10,557

Total non-cash, stock-based compensation	$1,180	$3,544	$11,279

Options to purchase an additional 7.0 million shares are outstanding as of December 31, 2004 and were granted with exercise prices equal to the fair market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.90. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the years ended December 31, 2004, 2003 and 2002 related to these long-term options. We will record the related compensation at the achievement of the performance goals, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our consolidated statements of operations and comprehensive income (loss).

A summary of our stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	17,735,818	$16.59	20,874,925	$13.97	22,793,593	$13.18
Granted	4,223,000	31.64	1,354,500	29.93	532,088	20.76
Exercised	(2,154,498)	6.64	(3,010,713)	5.75	(1,392,218)	5.30
Forfeited	(2,125,104)	19.70	(1,482,894)	15.67	(1,058,538)	12.20

Options outstanding, end of year	17,679,216	21.03	17,735,818	16.59	20,874,925	13.97

Exercisable at end of year	5,607,416	25.90	5,525,437	19.45	6,325,708	13.62

Exercise prices for options outstanding as of December 31, 2004 are as follows:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			as of	Remaining	Average	As of	Average
			December 31,	Contractual	Exercise	December 31,	Exercise
			2004*	Life	Price	2004	Price
$2.12500	-	$3.00785	538,251	1.96	$2.34	538,251	$2.34
$5.48625	-	$6.00000	7,297,371	4.02	6.00	1,393,371	6.00
$10.20315	-	$19.18000	1,665,594	4.57	13.92	750,594	11.71
$22.70325	-	$28.88000	1,384,300	7.26	27.62	349,300	26.63
$30.75000	-	$39.50000	5,374,700	8.12	32.82	1,526,300	34.88
$48.75000	-	$52.75000	278,000	4.89	49.64	220,000	49.19
$60.12500	-	$79.00000	1,141,000	5.31	65.77	829,600	64.44

$2.12500	-	$79.00000	17,679,216	5.61	21.03	5,607,416	25.90

*	These amounts include approximately 7.0 million shares outstanding pursuant to the Long-Term Incentive Plan.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

8.	Employee Benefit Plans

Employee Stock Purchase Plan

During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. Under the ESPP, we are authorized to issue a total of 800,000 shares of Class A common stock. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2004, 2003 and 2002 employees purchased approximately 78,000, 66,000 and 107,000 shares of Class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution by us of $1,000 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. We did not recognize any expense related to matching 401(k) contributions during the year ended December 31, 2004 as 401(k) Plan forfeitures were sufficient to fund all of the company matching contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled approximately $632 thousand and $993 thousand during the years ended December 31, 2003 and 2002, respectively. We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Discretionary contributions, net of forfeitures, were approximately $12.8 million, $15.4 million and $16.9 million relating to the 401(k) Plan years ended December 31, 2004, 2003 and 2002, respectively.

9.	Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter
	(In thousands)
Satellite-related obligations	$2,117,673	$177,126	$519,632	$407,175	$1,013,740
Operating lease obligations	84,000	24,873	40,822	15,746	2,559
Purchase obligations	1,449,183	1,233,437	91,729	98,060	25,957

Total	$3,650,856	$1,435,436	$652,183	$520,981	$1,042,256

Satellite-Related Obligations

Satellites under Construction. We have entered into contracts to construct four new satellites.

During July 2003, we entered into a contract for the construction of EchoStar X, a Lockheed Martin A2100 class DBS satellite. We anticipate construction to be completed and that this satellite will be launched during the fourth

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

quarter of 2005. EchoStar X will enable better bandwidth utilization, provide back-up protection for our existing local channel offerings, capacity to potentially offer local channels in additional markets, and could allow DISH Network to offer other value-added services.

During December 2004, we entered into a contract for the construction of EchoStar XI, a Space Systems Loral FS1300 class DBS satellite. In connection with this agreement, we obtained an option for the construction of other additional satellites. Construction is expected to be completed during 2007 and is contingent upon, among other things, the finalization of the necessary bankruptcy court approvals. There can be no assurance that these approvals will be finalized or that the satellite will ultimately be launched. Future commitments related to this satellite are included in the table above. EchoStar XI will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

During December 2004 and March 2005, we entered into contracts for the construction of two Lockheed Martin A2100 class spot beam Ka-band satellites, which are expected to be completed during 2008. These satellites will enable better bandwidth utilization and could allow DISH Network to offer other value-added services including 2-way broadband and video.

Satellites under Lease. In addition to our lease of the AMC-15 satellite (Note 4), we have also entered into satellite service agreements to lease capacity on four other satellites.

In connection with the SES Americom agreement discussed under Capital Lease Obligation (Note 4), we are currently leasing all of the capacity on an existing in-orbit FSS satellite, AMC-2, at the 105 degree orbital location. Our lease of this satellite will continue at least until AMC-15 is placed in service at this location, which is expected to occur during the second half of 2005. We use the capacity on AMC-2 to provide local network channels.

During February 2004, we entered into two additional satellite service agreements for capacity on FSS satellites. The satellite under the first of these agreements, AMC-16, launched during the fourth quarter of 2004 and commenced commercial operations during the first quarter of 2005. We could use this additional satellite, which is currently located at the 85 degree orbital location, as backup for AMC-15, and may also utilize the satellite to offer local network channels in additional markets, together with satellite-delivered high-speed internet services. This ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. In connection with this agreement, we prepaid $29.0 million during 2004 and are required to make monthly payments for this satellite for the ten-year period following commencement of commercial operations.

The satellite under the second of these agreements is planned for launch during 2006 and is contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. This additional satellite could allow DISH Network to offer other value-added services. In connection with this agreement, we prepaid $55.0 million during 2004 and are required to make monthly payments for this satellite for the 15-year period following commencement of commercial operations. Future commitments related to this satellite are included in the table above.

During August 2003, we exercised our option under the SES Americom agreement for AMC-15 to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. In connection with this agreement, we prepaid $20.9 million to SES Americom during 2004. We anticipate that this satellite will be launched during 2006 and could be used as additional backup capacity and to offer other value-added services.

As a result of our recent agreements with fixed satellite service providers and for the construction of EchoStar X, EchoStar XI, and the Ka-band satellites, our obligations for payments related to satellites have increased substantially. In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts, will increase when we

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

commence payments for the launches of EchoStar XI and the Ka-band satellites, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Purchase Obligations

Our 2005 purchase obligations primarily consist of binding purchase orders for EchoStar receiver systems and related equipment and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.

Programming Contracts

In the normal course of business, we have also entered into numerous contracts to purchase programming content whereby our payment obligations are fully contingent on the number of subscribers to which we provide the respective content. These programming commitments are not included in the table above. The terms of our contracts typically range from one to ten years. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. Programming expenses are included in “Subscriber-related expenses” in the accompanying consolidated statements of operations and comprehensive income (loss).

Rent Expense

Total rent expense for operating leases approximated $59.1 million, $32.2 million and $17.9 million in 2004, 2003 and 2002, respectively.

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

Contingencies

Distant Network Litigation

Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida in Miami entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to find that our method of providing distant network programming did not violate SHVIA and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In February 1999, the networks filed a Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled that lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, substantially all providers of satellite-delivered network programming other than us agreed to this cutoff schedule, although we do not know if they adhered to this schedule.

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

A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We ask the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to nonetheless receive those channels by satellite. Further, even though SHVIA provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Satellite Insurance

Several years ago, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 MEB and 861 MEB; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. We rejected this settlement offer and submitted our claim to arbitration pursuant to the terms of the insurance policies.

On March 4, 2005, we agreed to settle our insurance claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. Payment from each settling carrier is due on or before April 26, 2005, with interest commencing to accrue on April 12, 2005. Currently, we have received signed agreements back from insurers representing over 90% of the aggregate amount. While we believe the remaining insurers will each sign the agreement shortly, the arbitration will continue with respect to any insurers who decline to settle.

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

In February 2001, Gemstar filed additional patent infringement actions against us in the District Court in Atlanta, Georgia and with the ITC. We settled all of the litigation with Gemstar during 2004 (Note 2).

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

unspecified amount. We examined these patents and believe that they are not infringed by any of our products or services.

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. Based upon the settlement with Gemstar discussed above, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, L.L.C.

In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. Our case is stayed pending the appeal of the Charter case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

During January 2004, TiVo Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Acacia’s various patent infringement cases have now been consolidated for pre-trial purposes in the United States District court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted on December 21, 2004 and on February 7, 2005. The Court denied Plaintiff’s motion for class certification on February 10, 2005. It is uncertain whether the Plaintiff will appeal this decision. Therefore, it is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

We have been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and we expect the Court to follow with a briefing schedule for the motion for summary judgment. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with us and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted our motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied our motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal. The Fifth Circuit vacated and remanded the District Court’s denial of our motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is our collection of costs, which were previously granted by the Court.

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand, a broadband Internet satellite venture in which we invested, filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and our position as a shareholder, in StarBand. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to reevaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). Plaintiffs filed a motion to amend their complaint which was denied by the Court. The Plaintiffs appealed the denial of their motion to amend and the appeal is pending. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants have moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim. Those motions are currently under consideration by the Court. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Bank One

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During March 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in the Court of Common Pleas of Franklin County, Ohio alleging breach of a duty to indemnify. Bank One alleges that EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. Bank One alleges that we entered into a guarantee wherein we agreed to pay any indemnity obligation incurred by Bank One. During April 2004, we removed the case to federal court in Columbus, Ohio. We deny the allegations and intend to vigorously defend against the claims. We filed a motion to dismiss the Complaint which was granted in part and denied in part. The Court granted our motion, agreeing we did not owe Bank One a duty to defend the underlying lawsuit. However, the Court denied the motion in that Bank One will be allowed to attempt to prove that we owed Bank One a duty to indemnify. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability against us.

Church Communications Network, Inc.

During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against EchoStar Satellite L.L.C. (“ESLLC”) in the United States District Court for the Northern District of Alabama. CCN contends that our contractual relationship with Dominion Video Satellite, Inc., a direct broadcast provider that airs only Christian programming, constitutes a breach of a commercial television services agreement between ESLLC and CCN (the “CCN Agreement”). Further, CCN contends that our reluctance to disclose the confidential provisions of the Dominion/EchoStar agreement warrant causes of action for negligent misrepresentation, intentional misrepresentation, and non-disclosure. We filed a motion to dismiss CNN’s complaint, or alternatively to transfer the case to a Colorado court. The Court denied our motion to dismiss, but granted our motion to transfer. As a result, the action was transferred to the United States District Court for the District of Colorado. Thereafter, we filed a motion to dismiss the case in the Colorado court. The motion to dismiss is currently pending before the Court and the case is currently in discovery.

Although the CCN Agreement specifically limits damages to $500,000, CCN initially sought $1.5 million. As this case progressed, CCN initially increased the amount of its alleged damages to over $3.0 million and has recently indicated that it is now seeking damages in excess of $15.0 million. As this is currently in early discovery it is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Vivendi

In January 2005, Vivendi Universal, S.A. (“Vivendi”), filed suit against EchoStar Communications Corporation in the United States District Court for the Southern District of New York alleging that we have anticipatorily repudiated or are in breach of an alleged agreement between EchoStar and Vivendi pursuant to which we are allegedly required to broadcast a music-video channel provided by Vivendi. Vivendi’s complaint seeks injunctive and declaratory relief, and damages in an unspecified amount. Vivendi has since filed a motion for a preliminary injunction, in which it asks the Court to order us to broadcast the Vivendi music-video channel during the pendency of the litigation and to pay Vivendi for the provision of its music-video channel. We intend to vigorously defend this case. In the event that a Court determines that Vivendi is entitled to a preliminary injunction, we may be required to broadcast the Vivendi music-video channel during the pendency of the litigation, which would impact the bandwidth that we have available to broadcast other services. In the event that a Court ultimately determines that we have a contractual obligation to broadcast the Vivendi music-video channel and that we are in breach of that obligation, we may be required to broadcast the Vivendi music-video channel and be subject to substantial damages. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During June 2004, Fox Sports Direct (“Fox”) sued us in the United States District Court Central District of California for alleged breach of contract. During October 2004, we reached a settlement with Fox for an immaterial amount.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Reauthorization of Satellite Home Viewer Improvement Act

We currently offer local broadcast channels in approximately 155 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers, and our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and operation of one or more additional satellites. It is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent some of those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, we expect that our subscriber churn could be negatively impacted. It is too early to make a firm determination of the cost of compliance.

10.	Segment Reporting

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		EchoStar
	DISH	Technologies	All		Consolidated
	Network	Corporation	Other	Eliminations	Total
	(In thousands)
Year Ended December 31, 2002
Total revenue	$4,544,550	$169,674	$113,445	$(6,844)	$4,820,825
Depreciation and amortization	328,495	7,114	37,349	—	372,958
Total costs and expenses	4,158,324	136,387	81,440	(6,844)	4,369,307
Interest income	111,593	—	1,334	—	112,927
Interest expense, net of amounts capitalized	(482,512)	(188)	(203)	—	(482,903)
Income tax benefit (provision), net	(75,253)	4,233	(2,078)	—	(73,098)
Net income (loss)	(916,607)	37,440	27,133	—	(852,034)

Year Ended December 31, 2003
Total revenue	$5,518,183	$131,684	$97,983	$(8,554)	$5,739,296
Depreciation and amortization	347,331	6,717	44,158	—	398,206
Total costs and expenses	4,852,543	115,012	72,747	(8,554)	5,031,748
Interest income	64,750	—	308	—	65,058
Interest expense, net of amounts capitalized	(551,768)	(161)	(561)	—	(552,490)
Income tax benefit (provision), net	(12,604)	(1,085)	(687)	—	(14,376)
Net income (loss)	182,809	15,445	26,252	—	224,506

Year Ended December 31, 2004
Total revenue	$6,926,528	$125,881	$107,675	$(8,868)	$7,151,216
Depreciation and amortization	446,822	6,718	49,361	—	502,901
Total costs and expenses	6,222,175	154,147	80,457	(8,868)	6,447,911
Interest income	41,717	—	570	—	42,287
Interest expense, net of amounts capitalized	(504,612)	(133)	(987)	—	(505,732)
Income tax benefit (provision), net	(11,464)	(385)	240	—	(11,609)
Net income (loss)	215,582	(28,767)	27,954	—	214,769

Geographic Information and Transaction with Major Customers

	United
	States	Europe	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2003	$2,588,707	$12,535	$2,601,242

2004	$3,604,675	$15,005	$3,619,680

Revenue
2002	$4,750,782	$70,043	$4,820,825

2003	$5,675,078	$64,218	$5,739,296

2004	$7,091,723	$59,493	$7,151,216

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and International customers. Europe revenue includes transactions with customers in Europe, Africa and the Middle East. Revenues from these customers are included within the All Other operating segment.

During the years ended December 31, 2004, 2003 and 2002, United States revenue included export sales to one international customer which totaled $125.3 million, $127.6 million and $169.1 million, respectively. These international sales accounted for approximately 1.8%, 2.2% and 3.5% of our total revenue during each of the years

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

ended December 31, 2004, 2003 and 2002, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.

11.	Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2002, 2003 and 2004 are as follows:

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
	(In thousands)
Year ended December 31, 2002:
Assets:
Allowance for doubtful accounts	$22,770	$53,967	$(57,573)	$19,164
Loan loss reserve	1,591	109	(1,700)	—
Reserve for inventory	13,247	7,420	(10,700)	9,967

Year ended December 31, 2003:
Assets:
Allowance for doubtful accounts	$19,164	$61,351	$(68,330)	$12,185
Reserve for inventory	9,967	1,703	(4,900)	6,770

Year ended December 31, 2004:
Assets:
Allowance for doubtful accounts	$12,185	$66,289	$(68,932)	$9,542
Reserve for inventory	6,770	8,428	(4,809)	10,389

12.	Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	(Unaudited)
Year ended December 31, 2003:
Total revenue	$1,359,048	$1,414,567	$1,452,295	$1,513,386
Operating income (loss)	178,748	222,993	160,485	145,322
Net income (loss)	57,917	128,793	35,116	2,680
Basic income per share	$0.12	$0.27	$0.07	$0.01
Diluted income per share	$0.12	$0.26	$0.07	$0.01

Year ended December 31, 2004:
Total revenue	$1,579,796	$1,777,713	$1,862,613	$1,931,094
Operating income (loss)	122,166	184,017	194,924	202,198
Net income (loss)	(42,886)	85,316	102,261	70,078
Basic income per share	$(0.09)	$0.18	$0.22	$0.15
Diluted income per share	$(0.09)	$0.18	$0.22	$0.15

13.	Related Party Transactions

We own 50% of NagraStar LLC (“NagraStar”), a joint venture that is our exclusive provider of security access devices. Nagra USA, a subsidiary of the Kudelski Group, owns the other 50% of NagraStar. NagraStar purchases these security

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

access devices from NagraCard SA, a Swiss company which is also a subsidiary of the Kudelski Group. Because we are not required to consolidate NagraStar, but we do have the ability to significantly influence its operating policies, we accounted for our investment in NagraStar under the equity method of accounting for all periods presented. During the years ended December 31, 2004, 2003 and 2002, we purchased from NagraStar approximately $123.8 million, $68.4 million and $56.2 million, respectively, for security access devices. As of December 31, 2004 and 2003, amounts payable to NagraStar totaled $22.7 million and $7.7 million, respectively. As of December 31, 2004, we were committed to purchase approximately $92.5 million of security access devices from NagraStar. Approximately $22.8 million of these commitments had been accrued for as of December 31, 2004 on our consolidated balance sheets.

14.	Subsequent Events

Cablevision Satellite Acquisition

On January 20, 2005, we agreed to purchase certain satellite assets from Rainbow DBS Co., a subsidiary of Cablevision Systems Corporation for $200.0 million. Specifically, we have agreed to purchase Rainbow 1, a direct broadcast satellite located at 61.5 degrees West Longitude, together with the rights to 11 DBS frequencies at that location. The satellite includes 13 transponders, up to 12 of which can be operated in “spot beam” mode. Also, as part of this transaction, we will acquire ground facilities and related assets in Black Hawk, S.D. The transaction is subject to customary conditions, including regulatory approval by the FCC. There can be no assurance that such approval will be obtained.

Settlement of EchoStar IV Arbitration

On March 4, 2005, we agreed to settle our insurance claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. Payment from each settling carrier is due on or before April 26, 2005, with interest commencing to accrue on April 12, 2005. Currently, we have received signed agreements back from insurers representing over 90% of the aggregate amount. While we believe the remaining insurers will each sign the agreement shortly, the arbitration will continue with respect to any insurers who decline to settle.

Amounts payable to us in excess of our previously recorded $106.0 million receivable will be recognized in income during the period in which the respective insurers sign the settlement agreement. See Note 9 for more information relating to the underlying insurance claim and our historical accounting for that claim.

Index to Exhibit

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

4.3*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.4*	Registration Rights Agreement, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001, by and between EchoStar and UBS Warburg L.L.C. (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.5*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.6*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg L.L.C. (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.7*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.9*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.10*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.11*	3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.12*	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

4.13*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

4.14*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

4.15*	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

4.16*	First Supplemental Indenture, relating to the 10 3/8% Senior Notes Due 2007, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).**

10.4*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to EchoStar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.5*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-05575).**

10.6*	2001 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Echostar, Registration No. 333-66490).**

10.7*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.8*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.9*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176).***

10.11*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.12*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.13*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.14*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.15*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.19*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.20*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.21*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and Echostar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.22•	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and Echostar. ***

10.23•	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar. ***

10.24•	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar ***

10.25•	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar. ***

10.26•	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar ***

21•	Subsidiaries of EchoStar Communications Corporation.

23.1•	Consent of KPMG LLP, Independent Auditors.

24.1•	Powers of Attorney authorizing signature of Michael T. Dugan, Cantey Ergen, Raymond L. Friedlob, Steven R. Goodbarn and C. Michael Schroeder.

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is filed herewith.