Form 10-K/A
period 2004-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2005-04-28
CIK 1001082

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “10-K/A”) is being filed with respect to the EchoStar Communications Corporation (“EchoStar”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (the “10-K”). The 10-K omitted the information required by Part III (Items 10, 11, 12 13 and 14) which had been contemplated to be incorporated by reference from EchoStar’s definitive Proxy Statement for its 2005 annual meeting of shareholders expected to be filed with the Securities and Exchange Commission by April 30, 2005, in reliance on General Instruction G(3) of Form 10–K. Due to scheduling conflicts among EchoStar’s directors and officers, the date of EchoStar’s annual meeting has not yet been determined at this time. Therefore, this 10-K/A furnishes the disclosures required to be included in Part III within the period required by General Instruction G(3) of Form 10-K. Except as set forth in this Explanatory Note, this 10-K/A does not modify or update any of the disclosures contained in the 10-K to reflect any events that occurred at a date later than March 16, 2005.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The names of our directors and certain biographical information concerning each of them is set forth below:

Name	Age	Current Tenure as Director Began	Position with EchoStar
James DeFranco	52	1980	Director and Executive Vice President
Michael T. Dugan	56	2004	Director and Senior Advisor
Cantey Ergen	50	2001	Director and Employee
Charles W. Ergen	52	1980	Chairman of the Board of Directors and Chief Executive Officer
Raymond L. Friedlob	60	1995	Director
Steven R. Goodbarn	47	2002	Director
David K. Moskowitz	47	1998	Director, Executive Vice President, General Counsel and Secretary
C. Michael Schroeder	56	2003	Director

James DeFranco. Mr. DeFranco is one of our Executive Vice Presidents and has been one of our vice presidents and a member of our Board of Directors (the “Board”) since our formation. During the past five years he has held various executive officer and director positions with our subsidiaries. Mr. DeFranco co-founded EchoStar with Charles W. Ergen and his wife Cantey Ergen in 1980.

Michael T. Dugan. Mr. Dugan is currently a senior advisor to us. Before being elected to the Board in 2004, he was our President and Chief Operating Officer. In that capacity, Mr. Dugan had been responsible for, among other things, all operations except legal, finance and accounting at EchoStar. Until April 2000, Mr. Dugan had been President of EchoStar Technologies Corporation. Previously he was the Senior Vice President of the Consumer Products Division of EchoStar. Mr. Dugan has been employed with the Company since 1990 and has previously served as one of our directors.

Cantey Ergen. Mrs. Ergen has served on the Board since May 2001 and has had a variety of operational responsibilities with us over the past 25 years. Mrs. Ergen has served on the board of trustees of The Children’s Hospital of Denver since 2001 and served on the board of trustees of The Children’s Hospital Foundation of Denver during 2000. She has also served on the advisory board of the Girl Scouts USA Mile Hi Council based in Denver since 2000. Mrs. Ergen co-founded EchoStar with her husband Charles W. Ergen and James DeFranco in 1980.

Charles W. Ergen. Mr. Ergen has been our Chairman of the Board and Chief Executive Officer since our formation. During the past five years he has also held various executive officer and director positions with our subsidiaries. Mr. Ergen co-founded EchoStar with his wife Cantey Ergen and James DeFranco in 1980.

Raymond L. Friedlob. Mr. Friedlob has served on the Board and as a member of our Audit Committee since October 1995. He also served on our Executive Compensation Committee from October 1995 through December 2002 and rejoined our Compensation Committee again in 2004. In 2005, Mr. Friedlob joined the law firm of McKenna, Long & Aldridge LLP, where he specializes in federal securities law, corporate law, transportation and taxation. From 1995 to 2005, Mr. Friedlob was a member of the law firm of Friedlob Sanderson Paulson & Tourttillott, LLC.

Steven R. Goodbarn. Mr. Goodbarn joined the Board in December 2002 and is a member of our Executive Compensation Committee and Audit Committee, where he serves as our “audit committee financial expert.” Since July 2002, Mr. Goodbarn has served as director and president of Secure64 Software Corporation, a company he co-founded. Mr. Goodbarn was chief financial officer of Janus Capital Corporation from 1992 until late 2000. During that time, he was a member of the executive committee and served on the board of directors of many Janus corporate and investment entities. Until September 2003, Mr. Goodbarn also served as a director of Nighthawk Systems. Mr. Goodbarn is a CPA and spent 12 years at Price Waterhouse prior to joining Janus.

David K. Moskowitz. Mr. Moskowitz is one of our Executive Vice Presidents and our Secretary and General Counsel. Mr. Moskowitz joined us in March 1990. He was elected to the Board in 1998. Mr. Moskowitz is responsible for all of our legal affairs and performs certain business functions for us and our subsidiaries.

C. Michael Schroeder. Mr. Schroeder has served on the Board since November 2003 and is a member of our Audit Committee and Executive Compensation Committee. In 1981, Mr. Schroeder founded Consumer Satellite Systems, Inc. (CSS), which he grew to encompass a 10 state distribution system operating in a region ranging from Wisconsin to Florida. CSS served retailers selling satellite systems, televisions and a range of consumer electronics products. Mr. Schroeder also founded a programming division that grew to serve over 400,000 subscribers.

Executive Officers

Information regarding EchoStar’s executive officers is contained in Part I of the the Form 10-K that was filed by EchoStar on March 16, 2005 under the caption “Item 1. Business—Executive Officers of the Registrant.”

Audit Committee

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Mr. Friedlob, Mr. Goodbarn and Mr. Schroeder. Each of these individuals meets the independence requirements of NASDAQ and applicable SEC rules and regulations. The Audit Committee and the Board have determined that each member of our Audit Committee is financially literate and that Mr. Goodbarn qualifies as an “audit committee financial expert” as defined by applicable SEC rules. The Audit Committee Charter is published in the governance section of our website at http://www.echostar.com/.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our equity securities. We believe that during the 2004 fiscal year, our directors, officers and 10% shareholders complied with all Section 16(a) filing requirements, with the exception of the following inadvertent late reports attributed to the implementation of the expedited and electronic filings requirements of the Sarbanes-Oxley Act of 2002: Mr. DeFranco filed two late Form 4 filings; Mr. and Mrs. Ergen filed two late Form 4 filings; Mr. Friedlob filed one late Form 4 filing; Mr. Goodbarn filed one late Form 4 filing; Mr. Moskowitz filed two late Form 4 filings; Mr. Paul Orban, our vice president and corporate controller, filed two late Form 4 filings; Mr. John Scarborough, a former executive officer, filed one late Form 4 filing; and Mr. Schroeder filed one late Form 4 filing. Each late Form 4 reported above related to a single late transaction or a single series of related transactions. In making these statements, we have relied upon examination of copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and officers.

Code of Ethics

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

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

Our executive officers are compensated by certain of our subsidiaries. The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2004, 2003 and 2002 for our chief executive officer and four other most highly compensated persons acting as one of our executive officers at the end of 2004 (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long Term
					Compensation
					Awards
					Securities
Name and					Underlying	All Other
Principal				Other Annual	Options	Compensation
Position	Year	Salary	Bonus (1)	Compensation	(#) (2)	(3)
Charles W. Ergen	2004	$308,846	$—	—	900,000	$231,948
Chairman and Chief Executive	2003	283,847	—	—	100,000	59,102
Officer	2002	250,006	375,000	—	—	91,795

David K. Moskowitz	2004	$258,850	$150,000	—	200,000	$6,000
Executive Vice President,	2003	235,393	—	—	100,000	6,000
Director, General Counsel and Secretary	2002	208,462	93,750	—	—	2,000

Steven B. Schaver	2004	$259,057	—	—	80,000	$5,000
President	2003	241,432	—	—	20,000	6,555
EchoStar International Corporation	2002	208,463	—	—	—	2,245

Michael Kelly	2004	$254,256	—	—	200,000	$6,000
Executive Vice President	2003	226,970	—	—	60,000	6,000
DISH Network Service	2002	208,462	—	—	—	2,000
LLC and Customer Service Operations

Mark Jackson	2004	$247,348	—	—	200,000	$5,000
President	2003	210,341	—	—	20,000	5,765
EchoStar Technologies Corporation	2002	192,693	—	—	—	2,000

(1)	A portion of the bonuses included in each year were earned in that year, but not paid until the following year.

(2)	During the year ended December 31, 2002 there were no stock options granted to the Named Executive Officers.

(3)	“All Other Compensation” for all of the Named Executive Officers includes amounts contributed pursuant to our 401(k) matching program and our profit sharing program. With respect to Mr. Schaver, “All Other Compensation” also includes tax preparation payments made in 2003 and 2002. With respect to Mr. Ergen, “All Other Compensation” also includes his personal use of corporate aircraft in the amount of $205,428, $33,132, and $70,750, for 2004, 2003 and 2002, respectively, and tax preparation payments in each year. We calculated the value of Mr. Ergen’s personal use of the corporate aircraft based upon the incremental cost of such usage to our Company.

Stock Option Grants, Exercises and Year-end Values for Fiscal 2004

The following table sets forth information regarding options to purchase Class A Shares granted to the Named Executive Officers during fiscal 2004. As of December 31, 2004, we did not have any outstanding stock appreciation rights. The amounts shown for each Named Executive Officer below as potential realizable values are based entirely on hypothetical annualized rates of stock appreciation of five percent and ten percent compounded over the full ten-year terms of the options. There can be no assurance that the Named Executive Officers will receive the potential realizable values shown in this table.

Option Grants in Fiscal 2004

	Number of		Percent of			Potential Realizable Value at Assumed
	Securities		Total Options			Annual Rates of Stock Price
	Underlying		Granted to			Appreciation for Option Term
	Options Granted		Employees	Exercise Price Per	Expiration	Five Percent	Ten Percent
Name	(#)		In Fiscal Year	Share ($/Sh)	Date	($)	($)

Charles W. Ergen	500,000	(1)	11.84%	$33.25	12/31/09	4,593,181	10,149,729
	400,000	(2)	9.47%	$30.75	06/30/14	7,735,404	19,603,032
David K. Moskowitz	200,000	(2)	4.74%	$30.75	06/30/14	3,867,702	9,801,516
Steven B. Schaver	80,000	(2)	1.89%	$30.75	06/30/14	1,547,080	3,920,606
Michael Kelly	200,000	(2)	4.74%	$30.75	06/30/14	3,867,702	9,801,516
Mark Jackson	200,000	(2)	4.74%	$30.75	06/30/14	3,867,702	9,801,516

(1)	The options were immediately exercisable.

(2)	The options vest at 20% per year over five years.

The following table lists option exercises and the 2004 fiscal year end option values for the Named Executive Officers:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Number of		Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired	Value	Options at		In-the-Money Options at
	on Exercise	Realized(1)	December 31, 2004 (#)		December 31, 2004 ($)(2)
Name	(#)	($)	Exercisable	Unexercisable(3)	Exercisable	Unexercisable
Charles W. Ergen	44,000	640,800	900,000	980,000	—	12,249,600
David K. Moskowitz	175,705	5,298,506	234,863	680,000	6,310,011	11,749,600
Steven B. Schaver	478,947	14,009,642	4,000	496,000	17,480	11,169,920
Michael Kelly	—	—	652,000	448,000	52,440	709,760
Mark Jackson	100,000	2,671,923	308,000	616,000	8,301,480	11,469,920

(1)	The value realized is computed by multiplying the difference between the exercise price of the stock option and market price of the Class A Shares on the date of exercise by the number of shares with respect to which the option was exercised.

(2)	The dollar value of each exercisable and unexercisable option was calculated by multiplying the number of Class A Shares underlying the option by the difference between the exercise price of the option and the closing price of $33.25 (as quoted on the NASDAQ National Market) of a Class A Share on December 31, 2004.

(3)	Includes for each of Mr. Ergen, Mr. Schaver, Mr. Moskowitz, and Mr. Jackson, an option to purchase 400,000 Class A Shares, and for Mr. Kelly, an option to purchase 40,000 Class A Shares, under a long term incentive plan. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. We cannot currently predict when or if those goals will be achieved or when or if the options granted under the plan will become exercisable.

Director Compensation and Nonemployee Director Option Plans

Our employee directors are not compensated for their services as directors. Each nonemployee director receives an annual retainer of $20,000 which is paid in equal quarterly installments on the last day of each calendar quarter, provided such person is a member of the Board on the last day of the applicable calendar quarter. Our nonemployee directors also receive $1,000 for each meeting attended in person and $500 for each meeting attended by telephone. Additionally, the chairperson of each committee of the Board receives a $5,000 annual retainer, which is paid in equal quarterly installments on the last day of each calendar quarter, provided such person is the chairperson of the committee on the last day of the applicable calendar quarter. Furthermore, our nonemployee directors receive reimbursement, in full, of travel expenses related to attendance at the annual meetings of the Board and its committees, and the reimbursement, subject to an annual maximum reimbursement of $2,000 per nonemployee director, of travel expenses related to attendance at other meetings of the Board and its committees. During 2004, the Board agreed to reimburse Mr. Schroeder for all of his actual travel costs to attend Board and committee meetings, in the amount of $3,949.

Our nonemployee directors are granted an option to acquire 10,000 Class A Shares upon election to the Board under our 1995 Nonemployee Director Stock Option Plan (our “1995 Director Plan”) or our 2001 Nonemployee Director Stock Option Plan (our “2001 Director Plan,” and together with the 1995 Director Plan, the “Nonemployee Director Plans”). Options granted under our Nonemployee Director Plans are 100% vested upon issuance and have a term of five years. We also currently grant each nonemployee director an option to acquire 5,000 Class A Shares every year in exchange for their continuing services.

We have granted the following options to our directors under these plans: in December 1995, upon appointment to the Board, Mr. Friedlob was granted an option to acquire 8,000 Class A Shares at an exercise price of $2.53125 per share. This option was repriced to $2.1250 per share during July 1997. Mr. Friedlob was subsequently granted the following additional options: 40,000 Class A Shares at an exercise price of $2.1250 per share in February 1997; 40,000 Class A Shares at an exercise price of $6.00 per share in February 1999; 10,000 Class A Shares at an exercise price of $33.109 per share in June 2000; 5,000 Class A Shares at an exercise price of $34.62 per share in June 2003; and 5,000 Class A Shares at an exercise price of $31.12 per share in September 2004.

In December 2002, upon appointment to the Board, Mr. Goodbarn was granted an option to acquire 10,000 Class A Shares at an exercise price of $22.26. He was subsequently granted an option to purchase 5,000 Class A Shares at an exercise price of $34.62 per share in June 2003 and an option to purchase 5,000 Class A Shares at an exercise price of $31.12 in September 2004.

In December 2003, upon appointment to the Board, Mr. Schroeder was granted an option to acquire 10,000 Class A Shares at an exercise price of $33.99. He was subsequently granted an option to purchase 5,000 Class A Shares at an exercise price of $31.12 in September 2004.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised solely of outside directors. The Compensation Committee members are Mr. Friedlob, Mr. Goodbarn and Mr. Schroeder. None of these individuals was an officer or employee of EchoStar at any time during the 2004 fiscal year or at any other time. No executive officer of EchoStar served on the board of directors or compensation committee of another entity, or on any other committee of the board of directors of another entity performing similar functions during the last fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

In addition to the Nonemployee Director Plans and our 1995 Stock Incentive Plan and 1999 Stock Incentive Plan (the “Stock Incentive Plans”), during 2002 we adopted our Class B CEO Stock Option Plan, under which we have reserved 20 million shares of our Class B Shares for issuance. No options have been granted to date under our Class B CEO Stock Option Plan.

The following table sets forth a description of our equity compensation plans as of December 31, 2004:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-average	Future Issuance Under
	to be Issued	Exercise Price	Equity Compensation
	Upon Exercise of	of Outstanding	Plans (excluding
	Outstanding Options	Options, Warrants	securities reflected in
	Warrants and Rights	and Rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,689,216	21.03	96,337,104
Equity compensation plans not approved by security holders(1)	45,000	30.57	195,000

Total	17,734,216	21.06	96,532,104

(1)	Our 2001 Director Plan was adopted by our Board on June 12, 2001, to attract and retain qualified persons who are not our employees for service as members of our Board. Upon initial election or appointment, eligible nonemployee directors currently are granted an option to purchase 10,000 shares of our Class A Shares, effective as of the last day of the calendar quarter in which such person is elected or appointed to our Board. The Board may decide to make further option grants to plan participants. The exercise price of options granted under the 2001 Director Plan is 100% of the fair market value of our Class A Shares as of the last day of the calendar quarter in which the nonemployee director receiving the option is elected, appointed or reelected to our Board, as applicable. We currently have 195,000 of our Class A Shares available for issuance under the 2001 Director Plan. All options granted under the 2001 Director Plan expire not later than five years after the date of grant and typically vest immediately upon grant. Certain options granted under the 2001 Director Plan are subject to separate written agreements restricting exercise until shareholder approval of the 2001 Director Plan is obtained, which will be requested at EchoStar’s 2005 annual meeting of shareholders.

Equity Security Ownership

The following table sets forth, to the best of our knowledge, the beneficial ownership of our voting securities as of the close of business on April 13, 2005 by: (i) each person known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) the Named Executive Officers; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person listed in the following table (alone or with family members) has sole voting and dispositive power over the shares listed opposite such person’s name.

	Amount and
	Nature of
	Beneficial	Percentage of
Name (1)	Ownership	Class
Class A Common Stock (2):
Charles W. Ergen (3), (4), (16), (17)	241,545,026	53.1%
Cantey Ergen (5), (16), (17)	240,625,026	53.0%
FMR Corp. (6)	31,964,888	14.8%
James DeFranco (7), (16)	7,313,951	3.4%
Michael R. Kelly (8), (16)	986,014	*
David K. Moskowitz (9), (16)	776,662	*
Michael T. Dugan (10), (16)	620,818	*
Mark Jackson (11), (16)	324,269	*
Steven B. Schaver (12), (16)	54,644	*
Raymond L. Friedlob (13), (16)	48,000	*
C. Michael Schroeder (14), (16)	28,600	*
Steven R. Goodbarn (15), (16)	21,500	*
All Directors and Executive Officers as a Group (14 persons) (16), (17)	251,834,421	55.1%

Class B Common Stock:
Charles W. Ergen	238,435,208	100.0%
Cantey Ergen	238,435,208	100.0%
All Directors and Executive Officers as a Group (14 persons)	238,435,208	100.0%

*	Less than 1%.

(1)	Except as otherwise noted below, the address of each such person is c/o Echostar Communications Corporation, 9601 S. Meridian Blvd., Englewood, Colorado 80112. As of the close of business on April 13, 2005, there were 215,695,773 outstanding shares of Class A Common Stock and 238,435,208 shares of Class B Common Stock.

(2)	The following table sets forth, to the best knowledge of EchoStar, the actual ownership of EchoStar’s Class A Common Stock (including options exercisable within 60 Days) as of the close of business on April 13, 2005 by: (i) each person known by EchoStar to be the beneficial owner of more than five percent of any class of EchoStar’s voting Shares; (ii) each Director or Director nominee of EchoStar; (iii) each Named Executive Officer; and (iv) all Directors and Executive Officers as a group:

	Amount and
	Nature of
	Beneficial	Percentage of
Name	Ownership	Class
Class A Common Stock:
FMR Corp.	31,964,888	14.8%
James DeFranco	7,313,951	3.4%
Charles W. Ergen	3,109,818	1.4%
Cantey Ergen	2,189,818	1.0%
Michael R. Kelly	986,014	*
David K. Moskowitz	776,662	*
Michael T. Dugan	620,818	*
Mark Jackson	324,269	*
Steven B. Schaver	54,644	*
Raymond L. Friedlob	48,000	*
C. Michael Schroeder	28,600	*
Steven R. Goodbarn	21,500	*
All Directors and Executive Officers as a Group (14 persons)	13,399,213	6.1%

*	Less than 1%.

(3)	Mr. Ergen beneficially owns all of the EchoStar Class A common stock owned by his spouse, Mrs. Ergen. Mr. Ergen’s beneficial ownership includes: (i) 213,902 Class A shares; (ii) 18,141 Class A Shares held in EchoStar’s 401(k) Employee Savings Plan (the “401(k) Plan”); (iii) the right to acquire 920,000 Class A Shares within 60 days upon the exercise of employee stock options; (iv) 110 Class A shares held by Mr. Ergen’s spouse, Cantey Ergen; (v) 749 Class A Shares held in the 401(k) Plan held by Mr. Ergen’s spouse, Cantey Ergen; (vi) 16,800 Class A Shares held as custodian for his children, (vii) 350,000 Class A Shares held as a trustee; and (viii) 238,435,208 Class A Shares issuable upon conversion of Mr. Ergen’s Class B Shares.

(4)	The percentage of total voting power held by Mr. Ergen is approximately 92% after giving effect to the exercise of Mr. Ergen’s options exercisable within 60 days.

(5)	Mrs. Ergen beneficially owns all of the EchoStar Class A common stock owned by her spouse, Mr. Ergen except for Mr. Ergen’s right to acquire 920,000 Class A Shares within 60 days upon the exercise of employee stock options.

(6)	As known to EchoStar pursuant to a Schedule 13G/A filed on February 15, 2005. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(7)	Mr. DeFranco’s beneficial ownership includes: (i) 4,765,202 Class A shares; (ii) 18,141 Class A Shares held in the 401(k) Plan; (iii) the right to acquire 224,000 Class A Shares within 60 days upon the exercise of employee stock options; (iv) 56,608 Class A Shares held as custodian for his minor children; and (v) 2,250,000 Class A Shares controlled by Mr. DeFranco as general partner of a partnership.

(8)	Mr. Kelly’s beneficial ownership includes: (i) 151,010 Class A shares; (ii) 320 Class A Shares held in the 401(k) Plan; (iii) the right to acquire 824,000 Class A Shares within 60 days upon the exercise of employee stock options; (iv) 3,000 Class A Shares held as custodian for his minor children; (v) 3,500 Class A Shares held in the names of his children; and (vi) 4,184 Class A Shares held in the employee stock purchase plan.

(9)	Mr. Moskowitz’s beneficial ownership includes: (i) 509,970 Class A shares; (ii) 17,333 Class A Shares held in the 401(k) Plan; (iii) the right to acquire 206,863 Class A Shares within 60 days upon the exercise of employee stock options; (iv) 1,328 Class A Shares held as custodian for his minor children; (v) 8,184 Class A Shares held as trustee for Mr. Ergen’s children; and (vi) 32,984 Class A Shares held by a charitable foundation for which Mr. Moskowitz is a member of the Board of Directors.

(10)	Mr. Dugan’s beneficial ownership includes: (i) 110,350 Class A shares; (ii) 17,654 Class A Shares held in the 401(k) Plan; and (iii) the right to acquire 492,814 Class A Shares within 60 days upon the exercise of employee stock options.

(11)	Mr. Jackson’s beneficial ownership includes: (i) 350 Class A shares; (ii) 11,919 Class A Shares held in the 401(k) Plan; and (iii) the right to acquire 312,000 Class A Shares within 60 days upon the exercise of employee stock options.

(12)	Mr. Schaver’s beneficial ownership includes: (i) 30,350 Class A shares; (ii) 16,294 Class A Shares held in the 401(k) Plan; and (iii) the right to acquire 8,000 Class A Shares within 60 days upon the exercise of employee stock options.

(13)	Mr. Friedlob’s beneficial ownership includes: (i) 28,000 Class A shares owned by his spouse; and (ii) the right to acquire 20,000 Class A Shares within 60 days upon the exercise of nonemployee director stock options.

(14)	Mr. Schroeder’s beneficial ownership includes: (i) 13,600 Class A shares; and (ii) the right to acquire 15,000 Class A Shares within 60 days upon the exercise of nonemployee director stock options.

(15)	Mr. Goodbarn’s beneficial ownership includes: (i) 1,500 Class A shares; and (ii) the right to acquire 20,000 Class A Shares within 60 days upon the exercise of nonemployee director stock options.

(16)	Class A and Class B Common Stock beneficially owned by both Mr. and Mrs. Ergen is only included once in calculating the aggregate number of shares owned by directors and executive officers as a group. Includes: (i) 5,834,424 Class A shares; (ii) 105,408 Class A Shares held in the 401(k) Plan; (iii) the right to acquire 3,142,677 Class A Shares within 60 days upon the exercise of employee stock options; (iv) 2,250,000 Class A Shares held in a partnership; (v) 238,435,208 Class A Shares issuable upon conversion of Class B Shares; (vi) 439,420 Class A Shares held in the name of, or in trust for, children and other family members; (vii) 32,984 Class A Shares held by a charitable foundation for which Mr. Moskowitz is a member of its board of directors; and (viii) 4,184 Class A Shares held in the employee stock purchase plan.

(17)	The number of shares shown for each of Mr. and Mrs. Ergen includes 1,590,116 Class A Shares over which Mr. and Mrs. Ergen have voting power as trustee for EchoStar’s 401(k) Plan. These shares also are beneficially owned through investment power by each individual 401(k) Plan participant. The Class A Shares individually owned by each of the Named Executive Officers through their participation in the 401(k) Plan are included in each respective Named Executive Officer’s information above.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related party transactions required to be disclosed during fiscal year 2004. During 2005, various members of Mr. Ergen’s family, including Cantey Ergen, will perform a variety of services for the Company for which we expect to pay between $70,000 and $100,000 of total compensation.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Appointment of Independent Auditor

EchoStar’s Audit Committee, in its discretion, may direct the appointment of different independent auditors at any time during the year if the Audit Committee believes that a change would be in the best interests of our shareholders.

Fees Paid to KPMG LLP for 2003 and 2004

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of EchoStar’s annual financial statements for the years ended December 31, 2004, and December 31, 2003, and fees billed for other services rendered by KPMG LLP during those periods.

	2003	2004
Audit Fees (1)	$584,008	$1,760,200
Audit-Related Fees (2)	9,000	57,580

Total audit and audit related fees	593,008	1,817,780
Tax Fees (3)	272,433	117,025
All Other Fees	—	—

Total Fees	$865,441	$1,934,805

(1)	The fees for 2003 have been adjusted to account for payments owed for 2003 that were not billed until later in 2004.

(2)	Consists of fees for audit of financial statements of certain employee benefit plans and other audit related services.

(3)	Consists of fees for tax consultation and tax compliance services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of our independent auditors. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor.

Requests are submitted to the Audit Committee in one of the following ways:

•	Request for approval of services at a meeting of the Audit Committee; or

•	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (3) Exhibits

31.1H	Section 302 Certification by Chairman and Chief Executive Officer.

31.2H	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1H	Section 906 Certification by Chairman and Chief Executive Officer.

32.2H	Section 906 Certification by Executive Vice President and Chief Financial Officer.

H	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION

By:	/s/ David J. Rayner

David J. Rayner
Executive Vice President and Chief Financial Officer

Date: April 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chief Executive Officer and Chairman	April 28, 2005
(Principal Executive Officer)
Charles W. Ergen

/s/ David J. Rayner	Executive Vice President and Chief Financial Officer	April 28, 2005
(Principal Financial and Accounting Officer)
David J. Rayner

/s/ James DeFranco	Director	April 28, 2005

James DeFranco

/s/ David K. Moskowitz	Director	April 28, 2005

David K. Moskowitz

*	Director	April 28, 2005

Michael T. Dugan

*	Director	April 28, 2005

Cantey Ergen

*	Director	April 28, 2005

Raymond L. Friedlob

*	Director	April 28, 2005

Steven R. Goodbarn

*	Director	April 28, 2005

C. Michael Schroeder

* By:	/s/ David J. Rayner

David J. Rayner
Attorney-in-Fact

INDEX TO EXHIBITS

31.1H	Section 302 Certification by Chairman and Chief Executive Officer.

31.2H	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1H	Section 906 Certification by Chairman and Chief Executive Officer.

32.2H	Section 906 Certification by Executive Vice President and Chief Financial Officer.

H	Filed herewith.