Form 10-Q
period 2005-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2005-05-05
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 25, 2004, the Registrant’s outstanding common stock consisted of 215,399,207 shares of Class A common stock and 238,435,208 Shares of Class B common stock.

PART I – FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements		i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – March 31, 2005 and December 31, 2004 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44
Description of the 2005 Long-Term Incentive Plan
Description of the 2005 Cash Incentive Plan
Settlement Agreement
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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors, including telephone companies, are entering the subscription television business, and new technologies are likely to further increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

i

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2004, and while there has been no material change in our internal control over financial reporting during the quarter ended March 31, 2005, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

ii

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	March 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$845,783	$704,560
Marketable investment securities	386,492	451,073
Trade accounts receivable, net of allowance for uncollectible accounts of $10,591 and $9,542, respectively	454,956	478,310
Inventories, net (Note 3)	262,867	271,581
Insurance receivable (Note 5)	214,070	106,000
Other current assets	157,799	101,784

Total current assets	2,321,967	2,113,308
Restricted cash and marketable investment securities	59,509	57,552
Property and equipment, net of accumulated depreciation of $1,694,727 and $1,560,902, respectively	2,961,406	2,640,168
FCC authorizations	739,326	739,326
Intangible assets, net (Note 7)	244,293	240,186
Other noncurrent assets, net	252,477	238,737

Total assets	$6,578,978	$6,029,277

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$255,664	$247,698
Deferred revenue and other	756,402	757,302
Accrued programming	636,322	604,934
Other accrued expenses	473,585	416,869
Current portion of capital lease and other long-term obligations (Note 8)	52,087	45,062

Total current liabilities	2,174,060	2,071,865

Long-term obligations, net of current portion:
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009	446,153	446,153
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 8)	456,699	286,673
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	306,883	277,798

Total long-term obligations, net of current portion	6,234,735	6,035,624

Total liabilities	8,408,795	8,107,489

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 249,305,090 and 249,028,664 shares issued, 216,053,376 and 217,235,150 shares outstanding, respectively	2,493	2,490
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,776,147	1,764,973
Accumulated other comprehensive income (loss)	14,995	53,418
Accumulated earnings (deficit)	(2,583,953)	(2,901,477)
Treasury stock, at cost	(1,041,883)	(1,000,000)

Total stockholders’ equity (deficit)	(1,829,817)	(2,078,212)

Total liabilities and stockholders’ equity (deficit)	$6,578,978	$6,029,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Revenue:
Subscriber-related revenue	$1,893,883	$1,493,510
Equipment sales	105,444	76,630
Other	24,673	9,656

Total revenue	2,024,000	1,579,796

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 11)	990,081	771,634
Satellite and transmission expenses (exclusive of depreciation shown below — Note 11)	33,356	26,012
Cost of sales — equipment	86,033	53,242
Cost of sales — other	8,881	872
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 11)	35,907	175,327
Other subscriber promotion subsidies	266,400	211,219
Subscriber acquisition advertising	31,204	29,753

Total subscriber acquisition costs	333,511	416,299
General and administrative	112,823	87,786
Non-cash, stock-based compensation	—	1,180
Depreciation and amortization (Note 11)	169,081	100,605

Total costs and expenses	1,733,766	1,457,630

Operating income (loss)	290,234	122,166

Other income (expense):
Interest income	7,074	15,289
Interest expense, net of amounts capitalized	(90,363)	(181,460)
Gain on insurance settlement (Note 5)	134,000	—
Other	2,896	165

Total other income (expense)	53,607	(166,006)

Income (loss) before income taxes	343,841	(43,840)
Income tax benefit (provision), net	(26,317)	954

Net income (loss)	$317,524	$(42,886)

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	455,589	478,919

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	488,049	478,919

Net income (loss) per common share:
Basic net income (loss)	$0.70	$(0.09)

Diluted net income (loss)	$0.69	$(0.09)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$317,524	$(42,886)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	169,081	100,605
Equity in losses (earnings) of affiliates	(1,657)	(262)
Realized and unrealized losses (gains) on investments	(4,000)	(1,097)
Gain on insurance settlement (Note 5)	(134,000)	—
Non-cash, stock-based compensation recognized	—	1,180
Deferred tax expense (benefit)	11,076	7,535
Amortization of debt discount and deferred financing costs	1,569	12,832
Change in noncurrent assets	(12,265)	—
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	7,444	(5,231)
Other, net	848	3,894
Changes in current assets and current liabilities, net	121,555	220,346

Net cash flows from operating activities	477,175	296,916

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(8,750)	(690,878)
Sales of marketable investment securities	35,895	1,660,983
Purchases of property and equipment	(303,167)	(116,238)
Proceeds from insurance settlement (Note 5)	25,930	—
Change in cash reserved for satellite insurance	—	63,736
Change in restricted cash and marketable investment securities	(3,295)	(29)
FCC auction deposits	(4,245)	(20,584)
Purchase of technology-based intangibles	(14,000)	—
Purchase of strategic investments	(7,000)	—
Other	(390)	(3,914)

Net cash flows from investing activities	(279,022)	893,076

Cash Flows From Financing Activities:
Redemption of 9 3/8% Senior Notes due 2009	—	(1,423,351)
Class A common stock repurchases	(41,883)	(19,308)
Repayment of capital lease obligations, mortgages and other notes payable	(16,839)	(2,715)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	1,792	1,744

Net cash flows from financing activities	(56,930)	(1,443,630)

Net increase (decrease) in cash and cash equivalents	141,223	(253,638)
Cash and cash equivalents, beginning of period	704,560	1,290,859

Cash and cash equivalents, end of period	$845,783	$1,037,221

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$35,130	$94,224

Capitalized interest	$1,428	$396

Cash received for interest	$5,574	$21,615

Cash paid for income taxes	$1,928	$1,111

Satellite financed under capital lease (Note 8)	$191,950	$—

Vendor financing	$1,940	$—

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

Recent Developments

Shareholder Derivative Lawsuit. On March 14, 2005, a shareholder derivative lawsuit was filed against us, our chairman and chief executive officer Charles W. Ergen and the members of our board of directors in the District Court of Douglas County, Colorado. The complaint alleges, among other things, that the members of our board of directors breached their fiduciary duties in connection with the matters that were the subject of our Audit Committee’s recent review of recordkeeping and internal control issues relating to certain of our vendor and third party relationships.

Filing of Purported Securities Class Action. On March 11, 2005, a purported class action lawsuit was filed against us and several of our current and former officers in the United States District Court for the District of Colorado. On March 16, 2005, the class action lawsuit was dismissed without prejudice.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”).

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

influence the operating decisions of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Net income (loss)	$317,524	$(42,886)
Foreign currency translation adjustments	(306)	(157)
Unrealized holding gains (losses) on available-for-sale securities	(38,117)	28,276
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—

Comprehensive income (loss)	$279,101	$(14,767)

“Accumulated other comprehensive income (loss)” presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Basic and Diluted Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised and convertible securities were converted to common stock.

We recorded a net loss for the three month period ending March 31, 2004; therefore, common stock equivalents and convertible securities were excluded from the computation of diluted net income (loss) per common share for that period since the effect of including them is antidilutive. Since we reported net income for the three month period ending March 31, 2005, the potential dilution from our Subordinated Notes convertible into common stock was computed using the if-converted method, and the potential dilution from stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of our Class A common

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted net income (loss) per common share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Numerator:
Numerator for basic net income (loss) per common share - Net income (loss)	$317,524	$(42,886)
Interest on Subordinated Notes convertible into common shares, net of related tax effects	17,672	—

Numerator for diluted net income (loss) per common share	$335,196	$(42,886)

Denominator:
Denominator for basic net income (loss) per common share - weighted-average common shares outstanding	455,589	478,919
Dilutive impact of options outstanding	2,095	—
Dilutive impact of Subordinated Notes convertible into common shares	30,365	—

Denominator for diluted net income (loss) per common share - weighted-average diluted common shares outstanding	488,049	478,919

Net income (loss) per common share:
Basic net income (loss)	$0.70	$(0.09)

Diluted net income (loss)	$0.69	$(0.09)

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866
3% Convertible Subordinated Note due 2011	399	—

As of March 31, 2005, there were approximately 17.3 million outstanding options to purchase shares of Class A common stock not included in the above denominator as their effect is antidilutive. Included in this total were options to purchase approximately 10.1 million shares which were outstanding under our long term incentive plans. Further, during 2005, we granted rights to certain key employees to acquire 478 thousand shares of our Class A common stock under a long-term incentive plan which are subject to certain vesting and performance criteria (“Restricted Performance Units”). Vesting of these options and Restricted Performance Units are contingent upon meeting certain longer-term goals which have not yet been achieved. Accordingly, the long-term incentive options and Restricted Performance Units are not included in the diluted EPS calculation.

Accounting for Stock-Based Compensation

We apply the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the grant of options under our stock incentive plans because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. We apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS No. 123 to eliminate the

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. On April 14, 2005, the SEC deferred the effective date we are required to adopt this statement until January 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123(R) will have a material negative impact on our results of operations.

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

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Net income (loss), as reported	$317,524	$(42,886)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	1,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,627)	(5,390)

Pro forma net income (loss)	$311,897	$(47,137)

Basic income (loss) per common share, as reported	$0.70	$(0.09)

Diluted income (loss) per common share, as reported	$0.69	$(0.09)

Pro forma basic income (loss) per common share	$0.68	$(0.10)

Pro forma diluted income (loss) per common share	$0.68	$(0.10)

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

Options to purchase 6.8 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 3.3 million shares pursuant to a long-term incentive plan under our 1999 Stock Incentive Plan (the “2005 LTIP”) were outstanding as of March 31, 2005. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.95 under our 1999 LTIP and $29.25 under our 2005 LTIP. Further, pursuant to the 2005 LTIP, we also granted 478 thousand Restricted Performance Units. Vesting of these options and Restricted Performance Units are

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2005 related to these long-term options and Restricted Performance Units. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

3. Inventories

Inventories consist of the following:

	As of
	March 31,	December 31,
	2005	2004
	(In thousands)
Finished goods - DBS	$180,978	$159,350
Raw materials	58,101	68,144
Work-in-process - service repair	18,039	40,720
Work-in-process	13,489	11,112
Consignment	1,175	2,644
Inventory allowance	(8,915)	(10,389)

Inventories, net	$262,867	$271,581

4. Marketable and Non-Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of March 31, 2005 and December 31, 2004, we had unrealized gains of approximately $13.7 million and $51.8 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the three months ended March 31, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. During the three months ended March 31, 2005 and 2004, we realized gains of approximately $4.0 million and net gains of $1.1 million on sales of marketable and non-marketable investment securities, respectively. Realized gains and losses are accounted for on the specific identification method.

Our approximately $1.292 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $136.5 million and $174.3 million as of

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

March 31, 2005 and December 31, 2004, respectively. Our portfolio generally, and our strategic investments particularly, have experienced and continue to experience volatility. If the fair market value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have strategic equity investments in certain non-marketable investment securities which are included in “Other noncurrent assets, net” on our condensed consolidated balance sheets. We account for such unconsolidated investments under either the equity method or cost method of accounting. These securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of these investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these investments is not estimated unless there are identified changes in circumstances that are likely to have a significant adverse effect on the fair value of the investment. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. As of March 31, 2005 and December 31, 2004, we had $96.1 and $90.4 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $52.7 million is accounted for under the cost method. During the three months ended March 31, 2005 and 2004, we did not record any impairment charges with respect to these investments.

5. Settlement of EchoStar IV Arbitration

On March 4, 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. We also retained title to and use of the EchoStar IV satellite. The $134.0 million paid in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” in our condensed consolidated statement of operations during March 2005. As of March 31, 2005, we had received approximately $25.9 million of the amount due under the settlement. We received the remaining $214.1 million subsequent to March 31, 2005.

6. Satellites

We presently have nine owned and three leased satellites in geostationary orbit approximately 22,300 miles above the equator. While we believe that overall our satellite fleet is in general good health, during 2005 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our in-orbit satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

Recent developments with respect to certain of our satellites are discussed below.

EchoStar V

EchoStar V’s momentum wheel failures in prior years resulted in increased fuel consumption and caused a minor reduction of spacecraft life. During 2005, we determined those anomalies will reduce the life of EchoStar V more than previously estimated, and as a result, we reduced the estimated remaining useful life of the satellite from approximately seven years to approximately six years during January 2005. This reduction in the estimated remaining useful life will

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

increase our depreciation expense related to the satellite by approximately $3.0 million annually. There can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. Placement of the satellite into commercial operation, which may occur during 2005, would result in a significant reduction of EchoStar V’s remaining estimated useful life and a material increase in our annual depreciation expense. We will continue to evaluate the performance of EchoStar V and may be required to further reduce its remaining depreciable life as new events or circumstances develop.

EchoStar VI

EchoStar VI has a total of 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. Prior to 2005, EchoStar VI lost a total of 5 solar array strings. During March 2005, EchoStar VI experienced an anomaly resulting in the loss of an additional solar array string. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel, the solar array anomalies may prevent the use of some of those transponders for the full 12-year design life of the satellite. The solar array anomalies have not impacted commercial operation of the satellite or reduced its estimated useful life below 12 years. There can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar VI as new events or changes in circumstances become known.

EchoStar VIII

During January 2005, EchoStar VIII experienced a fault within one of the computer components in the spacecraft control electronics, and as a result, the system had been operating nominally on one processor with limited backup capacity. In April 2005, the processors were successfully reset restoring full redundancy in the spacecraft control electronics. An investigation is underway to determine the root cause of this anomaly. While this and other anomalies previously disclosed are not expected to reduce the estimated design life of the satellite to less than 12 years, and have not impacted commercial operation of the satellite to date, until the root causes of the anomalies are determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets until, at least, such time as our EchoStar X satellite is successfully launched, which is currently expected during the fourth quarter of 2005. In the event that EchoStar VIII experienced a total or substantial failure, we could transfer many, but not all, of those channels to other in-orbit satellites.

Long-Lived Satellite Assets

We account for long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Should any one satellite be abandoned or determined to have no service potential, the net carrying amount would be written off.

7. Goodwill and Intangible Assets

As of March 31, 2005 and December 31, 2004, our identifiable intangibles subject to amortization consisted of the following:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	As of
	March 31, 2005		December 31, 2004
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract-based	$223,873	$(52,046)	$223,873	$(46,852)
Customer relationships	73,298	(18,074)	73,298	(13,493)
Technology-based	31,180	(17,298)	17,181	(17,181)

Total	$328,351	$(87,418)	$314,352	$(77,526)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to twelve years, was $9.9 million for the three months ended March 31, 2005. For all of 2005, the aggregate amortization expense related to these identifiable assets is estimated to be $36.8 million. The aggregate amortization expense is estimated to be approximately $35.9 million for 2006, $35.4 million for 2007, $21.7 million for 2008 and $16.9 million for 2009. In addition, we had approximately $3.4 million of goodwill as of March 31, 2005 and December 31, 2004 which arose from a 2002 acquisition.

8. Capital Lease Obligations

During February 2004, we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, AMC-16, which successfully launched during December 2004 and commenced commercial operations in February 2005. In connection with this agreement, we prepaid $29.0 million to SES Americom during 2004. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom under this agreement over the next ten years beginning in February 2005. In accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), we have accounted for this agreement as a capital lease asset by recording approximately $220.9 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of approximately $191.9 million.

As of March 31, 2005 and December 31, 2004, we had approximately $551.7 million and $330.8 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” respectively, with related accumulated depreciation of approximately $12.0 million and zero, respectively. Future minimum lease payments under our capital lease obligations for our AMC-15 and AMC-16 satellites, together with the present value of net minimum lease payments as of March 31, 2005 are as follows:

For the Year Ending December 31,
2005	$62,173
2006	86,759
2007	86,759
2008	86,759
2009	86,759
Thereafter	432,023

Total minimum lease payments	841,232
Less: Amount representing lease of orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(150,767)

Net minimum lease payments	690,465
Less: Amount representing interest	(226,702)

Present value of net minimum lease payments	463,763
Less: Current portion	(35,320)

Long-term portion of capital lease obligations	$428,443

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

9. Stockholders’ Equity (Deficit)

Common Stock Repurchases

During the third quarter of 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock. During the three months ended March 31, 2005, we purchased approximately 1.5 million shares of our Class A common stock under this plan for approximately $41.9 million.

Stock Incentive Plan

Effective January 26, 2005, we adopted a long-term, performance-based stock incentive plan, the 2005 LTIP, within the terms of our 1999 Stock Incentive Plan. On March 31, 2005, we granted options to purchase 3.3 million shares of our Class A common stock with an exercise price equal to the fair market value of the underlying shares on March 31, 2005, or $29.25, and 478 thousand Restricted Performance Units. The options and Restricted Performance Units will vest at a varying rate over a seven year period; provided, however, that none of the options or Restricted Performance Units will vest if we fail to achieve the specified long-term performance goal. We will record the related compensation when achievement of this performance goal becomes probable, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

10. Commitments and Contingencies

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

In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to find that our method of providing distant network programming did not violate the Satellite Home Viewer Improvement Act (“SHVIA”) and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs –Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We asked the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. On April 13, 2005, Plaintiffs filed a motion with the Court of Appeals asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. We responded on April 25, 2005. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.

In the event the Court of Appeals upholds the injunction or lifts the stay as plaintiffs now request, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. Based upon our settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

TiVo Inc.

During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186, 6,529,685, 6,208,804 and 6,173,112. These patents relate to DVR technology.

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

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted on December 21, 2004 and on February 7, 2005. The Court denied Plaintiff’s motion for class certification on February 10, 2005. The Plaintiff has appealed this decision. Therefore, it is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and we expect the Court to follow with a briefing schedule for the motion for summary judgment. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

Vivendi

In January 2005, Vivendi Universal, S.A. (“Vivendi”), filed suit against us in the United States District Court for the Southern District of New York alleging that we have anticipatorily repudiated or are in breach of an alleged agreement between us and Vivendi pursuant to which we are allegedly required to broadcast a music-video channel provided by Vivendi. Vivendi’s complaint seeks injunctive and declaratory relief, and damages in an unspecified amount. On April 12, 2005, the Court granted Vivendi’s motion for a preliminary injunction and directed us to broadcast the music-video channel during the pendency of the litigation. In connection with that order, we have also agreed to provide marketing support to Vivendi during the pendency of the litigation. In the event that the Court ultimately determines that we have a contractual obligation to broadcast the Vivendi music-video channel and that we are in breach of that obligation, we may be required to continue broadcasting the Vivendi music-video channel and may also be subject to substantial damages. We intend to vigorously defend this case.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Reauthorization of Satellite Home Viewer Improvement Act

We currently offer local broadcast channels in approximately 158 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

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

11. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Equipment leased to customers	$81,639	$37,278
Satellites	46,059	33,640
Furniture, fixtures and equipment	30,040	26,029
Identifiable intangible assets subject to amortization	9,892	2,290
Buildings and improvements	1,189	1,138
Tooling and other	262	230

Total depreciation and amortization	$169,081	$100,605

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or equipment leased to customers.

12. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition we currently operate as two business units. The “All Other” category consists of revenue and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Revenue
DISH Network	$1,949,817	$1,538,888
ETC	51,559	17,490
All other	25,507	24,983
Eliminations	(2,883)	(1,565)

Total revenue	$2,024,000	$1,579,796

Net income (loss)
DISH Network	$312,075	$(45,651)
ETC	(1,537)	(4,709)
All other	6,986	7,474

Total net income (loss)	$317,524	$(42,886)

13. Related Party

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. During the three months ended March 31, 2005, we purchased approximately $52.3 million of security access devices from NagraStar. As of March 31, 2005, we were committed to purchase approximately $50.9 million of security access devices from NagraStar. Approximately $12.5 million of these commitments had been accrued for as of March 31, 2005 on our condensed consolidated balance sheets.

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

Equipment sales. “Equipment sales” consist of sales of non-DISH Network digital receivers and related components by our ETC subsidiary to an international DBS service provider, and by our EchoStar International Corporation (“EIC”) subsidiary to international customers. “Equipment sales” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Equipment sales” does not include revenue from sales of equipment to SBC.

Other. “Other” sales consists principally of subscription television service revenues from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) that we acquired in April 2004 and revenues earned from satellite services.

Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, residual commissions paid to retailers or distributors, billing, lockbox, subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales from equipment sales and expenses related to installation and other services from that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized as the services are performed.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold by our ETC subsidiary to an international DBS service provider and by our EIC subsidiary to international customers. “Cost of sales – equipment” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC.

Cost of sales – other. “Cost of sales – other” principally includes programming and other expenses associated with the C-band subscription television service business of SNG we acquired in April 2004 and costs related to satellite services.

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

SAC and Equivalent SAC. We are not aware of any uniform standards for calculating SAC and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We calculate SAC by dividing total “Subscriber acquisition costs” for a period by the number of gross new DISH Network subscribers added during the period. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs. “Equivalent SAC” adds to “Subscriber acquisition costs” the value of equipment capitalized under our new subscriber lease program less the value of returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us.

General and administrative expenses. “General and administrative expenses” primarily include employee-related costs associated with administrative services such as legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense and other items associated with administration.

Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt and convertible subordinated debt securities (net of capitalized interest) and interest expense associated with our capital lease obligations.

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

During April 2004, we acquired the C-band subscription television service business of SNG, the assets of which primarily consist of acquired customer relationships. Although we are converting some of these customer relationships from C-band subscription television services to our DISH Network DBS subscription television service, acquired C-band subscribers are not included in our DISH Network subscriber count unless they have also subscribed to our DISH Network DBS television service.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

	For the Three Months
	Ended March 31,		Variance
	2005	2004	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$1,893,883	$1,493,510	$400,373	26.8%
Equipment sales	105,444	76,630	28,814	37.6%
Other	24,673	9,656	15,017	155.5%

Total revenue	2,024,000	1,579,796	444,204	28.1%

Costs and Expenses:
Subscriber-related expenses	990,081	771,634	218,447	28.3%
% of Subscriber-related revenue	52.3%	51.7%
Satellite and transmission expenses	33,356	26,012	7,344	28.2%
% of Subscriber-related revenue	1.8%	1.7%
Cost of sales - equipment	86,033	53,242	32,791	61.6%
% of Equipment sales	81.6%	69.5%
Cost of sales - other	8,881	872	8,009	N/A
Subscriber acquisition costs	333,511	416,299	(82,788)	(19.9%)
General and administrative	112,823	87,786	25,037	28.5%
% of Total revenue	5.6%	5.6%
Non-cash, stock-based compensation	—	1,180	(1,180)	(100.0%)
Depreciation and amortization	169,081	100,605	68,476	68.1%

Total costs and expenses	1,733,766	1,457,630	276,136	18.9%

Operating income (loss)	290,234	122,166	168,068	137.6%

Other income (expense):
Interest income	7,074	15,289	(8,215)	(53.7%)
Interest expense, net of amounts capitalized	(90,363)	(181,460)	91,097	(50.2%)
Gain on insurance settlement	134,000	—	134,000	N/A
Other	2,896	165	2,731	N/A

Total other income (expense)	53,607	(166,006)	219,613	N/A

Income (loss) before income taxes	343,841	(43,840)	387,681	N/A
Income tax benefit (provision), net	(26,317)	954	(27,271)	N/A

Net income (loss)	$317,524	$(42,886)	$360,410	N/A

Other Data:
DISH Network subscribers, as of period end (in millions)	11.230	9.785	1.445	14.8%

DISH Network subscriber additions, gross (in millions)	0.801	0.785	0.016	2.0%

DISH Network subscriber additions, net (in millions)	0.325	0.360	(0.035)	(9.7%)

Monthly churn percentage	1.44%	1.48%	(0.04%)	(2.7%)

Average revenue per subscriber (“ARPU”)	$57.00	$51.76	$5.24	10.1%

Average subscriber acquisition costs per subscriber (“SAC”)	$416	$530	$(114)	(21.5%)

Equivalent average subscriber acquition costs per subscriber (“Equivalent SAC”)	$623	$604	$19	3.1%

EBITDA	$596,211	$222,936	$373,275	167.4%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Network subscribers. As of March 31, 2005, we had approximately 11.230 million DISH Network subscribers compared to approximately 9.785 million subscribers at March 31, 2004, an increase of approximately 14.8%. DISH Network added approximately 801,000 gross new subscribers for the quarter ended March 31, 2005, compared to approximately 785,000 gross new subscribers during the same period in 2004. We believe the increase in gross new subscribers resulted from a number of factors, including the commencement of sales under our co-branding agreement with SBC and other distribution relationships, and an increase in our distribution channels.

DISH Network added approximately 325,000 net new subscribers for the quarter ended March 31, 2005, compared to approximately 360,000 net new subscribers during the same period in 2004, a decrease of approximately 9.7%. This decrease was primarily a result of subscriber churn on a continuously increasing subscriber base. Even though our percentage monthly subscriber churn was lower for the three months ended March 31, 2005 as compared to the same period in 2004, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

A material, but decreasing percentage of our new subscriber additions are derived from our relationship with SBC. In addition, SBC recently announced a shift in its DISH Network marketing and sales efforts to focus on certain geographic areas and customer segments of the greatest competitive risk to them. We expect this de-emphasis in SBC’s efforts to acquire DISH Network subscribers to result in a further decrease in net new subscribers acquired under our relationship with SBC. To the extent co-branded subscriber churn increases, and SBC continues to de-emphasize its DISH network marketing efforts, net subscriber additions will decline unless we are able to acquire similar or greater numbers of new subscribers from other sources. SBC also announced that in 2005 it will begin deploying an advanced fiber network that will enable it to offer video services directly, and other regional bell operating companies have announced similar plans. Our net new subscriber additions and certain of our other key operating metrics would be adversely affected to the extent SBC further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, or from competition from other regional bell operating companies.

Our net new subscriber additions would also be negatively impacted to the extent existing or new competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced digital video recorders, video on demand services, and high definition television services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.894 billion for the three months ended March 31, 2005, an increase of $400.4 million or 26.8% compared to the same period in 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU. Monthly average revenue per subscriber was approximately $57.00 during the three months ended March 31, 2005 and approximately $51.76 during the same period in 2004. The $5.24 or 10.1% increase in ARPU is primarily attributable to a reduction in the number of DISH Network subscribers receiving subsidized programming through our free and discounted programming promotions, price increases of up to $3.00 in February 2005 and $2.00 in February 2004 on some of our most popular packages, and higher equipment rental fees resulting from increased penetration of our equipment leasing programs. This increase was also attributable to our relationship with SBC, including revenues from equipment sales, installation and other services related to that agreement. Consequently, the expected decrease in new subscribers acquired through our relationship with SBC will have a negative impact on ARPU. The increase in ARPU during the three months ended March 31, 2005 also resulted from increased availability of local channels by satellite.

During May 2005, we introduced a promotion which offers new Digital Home Advantage lease program subscribers our “America’s Top 180” package for $19.99 for each of the first three months of service. Effective June 2005, the promotion will be modified to provide a $12.00 discount per month on qualifying programming packages, together with free HBO and Showtime programming, for each of the first three months of service. The promotion, which will continue through at least July 31, 2005, requires a one year minimum programming commitment. We expect that our ARPU will be negatively impacted during 2005 to the extent we are successful in acquiring new DISH Network subscribers under this promotion.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in ARPU and a temporary increase in subscriber churn.

Equipment sales. For the three months ended March 31, 2005, “Equipment sales” totaled $105.4 million, an increase of $28.8 million or 37.6% compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components by our ETC subsidiary to an international DBS service provider. The increase was partially off-set by decreases in sales of DBS accessories to retailers and other distributors of our equipment domestically and directly to DISH Network subscribers, and non-DISH Network digital receivers sold by our EIC subsidiary to international customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $990.1 million during the three months ended March 31, 2005, an increase of $218.4 million or 28.3% compared to the same period in 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 52.3% and 51.7% of “Subscriber-related revenue” during the three months ended March 31, 2005 and 2004, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs related to, among other things, more complicated installations required for receivers with multiple tuners and our larger “SuperDISH,” which is used to receive programming from our FSS satellites. The increase also resulted from cost of equipment sales, and expenses related to installation and other services, from our relationship with SBC. Since margins on our co-branded subscribers are lower than for our traditional subscribers, we expect the SBC relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under our SBC agreement. Additionally, the increase in the ratio was partially offset by the increase in “Subscriber-related revenue” discussed above. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could also continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue” and if we are unable to improve efficiencies related to our installation, in-home service and call center operations.

We currently offer local broadcast channels in approximately 158 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

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

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $33.4 million during the three months ended March 31, 2005, a $7.3 million or 28.2% increase compared to the same period in 2004. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed, certain operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively, and increases in our satellite lease payment obligations for AMC-2. “Satellite and transmission expenses” totaled 1.8% and 1.7% of “Subscriber-related revenue” during the three months ended March 31, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally resulted from the operational costs associated with AMC-15 and AMC-16, additional operational costs to support the commencement of service and on-going operations of our local markets, and the increase in our lease obligations discussed above. This increase was partially offset by the increase in our “Subscriber-related revenue” during the period. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $86.0 million during the three months ended March 31, 2005, an increase of $32.8 million or 61.6% compared to the same period in 2004. This increase primarily resulted from the increase in sales of non-DISH Network digital receivers and related components by our ETC subsidiary to an international DBS service provider discussed above, and increased costs associated with sales of DBS accessories to retailers and other distributors of our equipment domestically and directly to DISH Network subscribers. This increase was partially off-set by decreases in non-DISH Network digital receivers sold by our EIC subsidiary to international customers discussed above. “Cost of sales — equipment” represented 81.6% and 69.5% of “Equipment sales,” during the three months ended March 31, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales by our ETC and EIC subsidiaries and on sales of DBS accessories due to sales price reductions and increased sales of lower margin accessories.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $333.5 million for the three months ended March 31, 2005, a decrease of $82.8 million or 19.9% compared to the same period in 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program and increases in the number of co-branded subscribers acquired during the three months ended March 31, 2005 as compared to the same period during 2004. This decrease was partially offset by increases in costs resulting from more complicated installations as discussed under “SAC and Equivalent SAC” below, and a larger number of gross DISH Network subscriber additions during the period.

We have little or no subscriber acquisition costs related to new subscribers acquired through our relationship with SBC. Our subscriber acquisition costs will be negatively impacted by the expected decline in the percentage of our new subscribers acquired through our relationship with SBC to the extent we are able to acquire similar or greater numbers of new subscribers from other sources.

SAC and Equivalent SAC. Subscriber acquisition costs per new subscriber activation were approximately $416 for the three months ended March 31, 2005 and approximately $530 during the same period in 2004. The decrease in SAC during the three months ended March 31, 2005 as compared to the same period in 2004 was primarily attributable to a higher number of DISH Network subscribers participating in our equipment lease program and increases in the number of co-branded subscribers acquired during 2005. This decrease in SAC was partially offset by increased installation costs resulting from a greater number of DISH Network subscribers activating more advanced and complex products, including receivers with multiple tuners, digital video recorders, SuperDISH or other advanced products during 2005 as compared to 2004.

Penetration of our equipment lease program increased during the three months ended March 31, 2005 compared to the same period in 2004. Our capital expenditures will continue to increase to the extent we maintain or increase our lease penetration as a percentage of new subscriber additions. However, we believe the increase in capital expenditures from penetration of our equipment lease program will continue to be partially mitigated by the redeployment of equipment returned by disconnected lease program subscribers. Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, may further materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. See further discussion under “Liquidity and Capital Resources – Subscriber Acquisition and Retention Costs.”

Equipment capitalized under our lease program for new customers totaled approximately $184.7 million and $71.8 million for the three months ended March 31, 2005 and 2004, respectively. Returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

$19.3 million and $13.8 million during the three months ended March 31, 2005 and 2004, respectively. If we included in our calculation of SAC the equipment capitalized less the value of equipment returned and payments received, our Equivalent SAC would have been approximately $623 during the three months ended March 31, 2005 compared to $604 during the same period in 2004. This increase is primarily attributable to a greater number of DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, digital video recorders, high definition receivers and SuperDISH. As discussed above, activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. This increase was partially offset by the increase in the number of co-branded subscribers acquired during 2005.

The expected decline in the percentage of new subscribers acquired through our relationship with SBC will have a negative impact on SAC and Equivalent SAC. Further, to the extent that HD receiver activations increase as a result of our recently announced agreement to distribute Voom HD programming, higher SAC and Equivalent SAC may result.

General and administrative expenses. “General and administrative expenses” totaled $112.8 million during the three months ended March 31, 2005, an increase of $25.0 million or 28.5% compared to the same period in 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.6% of “Total revenue” during each of the three months ended March 31, 2005 and 2004.

Depreciation and amortization. “Depreciation and amortization” expense totaled $169.1 million during the three months ended March 31, 2005, a $68.5 million or 68.1% increase compared to the same period in 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease program. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively, and amortization of certain finite lived intangible assets acquired during April 2004 contributed to this increase.

Interest expense, net of amounts capitalized. “Interest expense” totaled $90.4 million during the three months ended March 31, 2005, a decrease of $91.1 million or 50.2% compared to the same period in 2004. This decrease primarily resulted from a decrease in prepayment premiums and write-off of debt issuance costs totaling approximately $77.5 million, and a net reduction in interest expense of approximately $21.2 million related to the redemption, repurchases and refinancing of our previously outstanding senior debt during 2004. This decrease was partially offset by $6.9 million of additional interest expense during 2005 associated with our capital lease obligations for the AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively.

Gain on insurance settlement. On March 4, 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. The $134.0 million paid in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” during the three months ended March 31, 2005.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $596.2 million during the three months ended March 31, 2005, an increase of $373.3 million or 167.4% compared to the same period in 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses, and the gain on insurance settlement discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $223.7 million and $76.0 million during the three months ended March 31, 2005 and 2004, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
EBITDA	$596,211	$222,936
Less:
Interest expense, net	83,289	166,171
Income tax provision (benefit), net	26,317	(954)
Depreciation and amortization	169,081	100,605

Net income (loss)	$317,524	$(42,886)

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

Income tax benefit (provision), net. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying condensed consolidated balance sheets, as well as operating loss, tax credit and other carry-forwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We currently have an approximate $900.6 million valuation allowance recorded as an offset against all of our net deferred tax assets. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on historical evidence, including trends, and future expectations in each reporting period. In the future, at such time as is required by SFAS 109, all or a portion of the current valuation allowance may be reversed. We recognized net income for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003, and accordingly, now believe that if this trend continues, it is more likely than not we will reverse our current recorded valuation allowance in the near term which will have a material positive impact on our net income. However, there can be no assurance if or when all or a portion of our valuation allowance will be reversed.

Net income (loss). Net income was $317.5 million during the three months ended March 31, 2005, an increase of $360.4 million compared to a net loss of $42.9 million for the same period in 2004. The increase was primarily attributable to higher “Operating income,” the “Gain on insurance settlement” and the decrease in “Interest expense” resulting from the factors discussed above, partially off-set a $27.3 million increase in our net provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of March 31, 2005 totaled $1.292 billion, including approximately $59.5 million of restricted cash and marketable investment securities, compared to $1.213 billion, including $57.6 million of restricted cash and marketable investment securities as of December 31, 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other activities. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure — “Net cash flows from operating activities.”

Free cash flow was $174.0 million and $180.7 million for the three months ended March 31, 2005 and 2004, respectively. The decrease from 2004 to 2005 of approximately $6.7 million resulted from an increase in “Purchases of property and equipment” of approximately $186.9 million partially offset by an increase in “Net cash flows from operating activities” of approximately $180.3 million. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for equipment under our lease programs, satellite construction payments and for general expansion to support the growth of the DISH Network. The increase in “Net cash flows from operating activities” was primarily attributable to higher net income during the three months ended March 31, 2005 compared to the same period in 2004, partially offset by less cash generated from changes in operating assets and liabilities in 2005 as compared to 2004. Cash flow from changes in operating assets and liabilities was $116.7 million during the three months ended March 31, 2005 compared to $215.1 million for the same period in 2004, a decrease of $98.4 million. This decrease principally resulted from decreases in cash flows from net changes in accounts payable and accrued expenses, and decreases in cash flows from changes in deferred revenue primarily attributable to equipment sales to SBC which commenced during the first quarter of 2004. The decrease in cash flows from changes in operating assets and liabilities was partially offset by a decrease in cash used for inventory.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Free cash flow	$174,008	$180,678
Add back:
Purchases of property and equipment	303,167	116,238

Net cash flows from operating activites	$477,175	$296,916

During the three months ended March 31, 2005 and 2004, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

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

air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in ARPU and a temporary increase in subscriber churn.

Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.

Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of March 31, 2005 and December 31, 2004, we had unrealized gains of approximately $13.7 million and $51.8 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the three months ended March 31, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. During the three months ended March 31, 2005 and 2004, we realized gains of approximately $4.0 million and net gains of $1.1 million on sales of marketable and non-marketable investment securities, respectively. Realized gains and losses are accounted for on the specific identification method.

Our approximately $1.292 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $136.5 million and $174.3 million as of March 31, 2005 and December 31, 2004, respectively. Our portfolio generally, and our strategic investments particularly, have experienced and continue to experience volatility. If the fair market value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have strategic equity investments in certain non-marketable investment securities which are included in “Other noncurrent assets, net” on our condensed consolidated balance sheets. We account for such unconsolidated investments under either the equity method or cost method of accounting. These securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of these investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these investments is not estimated unless there are identified changes in circumstances that are likely to have a significant adverse effect on

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the fair value of the investment. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. As of March 31, 2005 and December 31, 2004, we had $96.1 and $90.4 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $52.7 million is accounted for under the cost method. During the three months ended March 31, 2005 and 2004, we did not record any impairment charges with respect to these investments.

Subscriber Turnover

Our percentage monthly subscriber churn for the three months ended March 31, 2005 was approximately 1.44%, compared to our percentage monthly subscriber churn for the same period in 2004 of approximately 1.48%. We believe our subscriber churn may be negatively impacted by a number of factors, including but not limited to competition from digital cable, cable bounties, piracy, temporary customer service deficiencies resulting from rapid expansion of our installation, in-home service and call center operations, and from increasingly complex products, and the changes in promotional mix discussed below. While we believe the impact of many of these factors may diminish over time, there can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

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

We currently offer local broadcast channels in approximately 158 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

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

In addition, if the FCC finds that our current “must carry” methods are not in compliance with the “must carry” rules, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in subscriber churn and a small reduction in ARPU.

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

event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in ARPU and a temporary increase in subscriber churn.

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

Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Subscriber Acquisition and Retention Costs

As previously described, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our costs to acquire subscribers, and to a lesser extent our subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. While there can be no assurance, we believe continued tightening of credit requirements, together with promotions tailored towards subscribers with advanced products such as receivers with multiple tuners, digital video recorders and high definition receivers, will attract better long-term subscribers. Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, or SAC, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

Our equipment lease penetration increased during the three months ended March 31, 2005 as compared to the same period in 2004. This reduced our “Subscriber acquisition costs” and SAC for the current period, and resulted in an increase in capital expenditures. In the event we continue to increase our equipment lease penetration, our SAC will continue to be positively impacted and our capital expenditures will continue to increase. Although we believe these increases in capital expenditures have been, and will continue to be, mitigated by equipment returned from disconnected customers that has been or will be redeployed, new compression technologies will inevitably render some portion of our current and future EchoStar receivers obsolete, and we will incur additional costs, which may be substantial, to upgrade or replace these set-top boxes.

In an effort to reduce subscriber turnover, we offer various programs to existing subscribers including programs for new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of EchoStar receivers pursuant to our subscriber retention programs. During the second half of 2004, we expanded our retention program by offering to lease additional receivers to existing subscribers. Our capital expenditures related to subscriber retention programs could increase in the future to the extent we increase penetration of our existing subscriber equipment lease program, we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

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

Obligations and Future Capital Requirements

As of March 31, 2005, our purchase obligations, primarily consisting of binding purchase orders for EchoStar receiver systems and related equipment, and products and services related to the operation of our DISH Network totaled approximately $1.232 billion. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements. The future maturities of our satellite-related obligations and operating leases did not change materially during the three months ended March 31, 2005. During the quarter ended March 31, 2005, we entered into an agreement to purchase the Rainbow 1 satellite and related assets for $200 million contingent upon approval by the FCC and other closing conditions. This amount is not included in our satellite-related obligations.

We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and marketable investment securities balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance we will be successful in executing our business plan. The amount of capital required to fund our future working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The amount of capital required will also depend on our levels of investment necessary to support local markets and other possible strategic initiatives. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of general economic downturn, among other factors. These factors could require that we raise additional capital in the future.

From time to time, we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital. Our Board of Directors approved the repurchase of up to $1.0 billion of our Class A common stock, which could require that we raise additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of March 31, 2005, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $1.292 billion. Of that amount, a total of approximately $1.155 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the three months ended March 31, 2005 of approximately 2.7%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $2.9 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At March 31, 2005, all of the $1.155 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

Included in our marketable investment securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of March 31, 2005, we held strategic and financial debt and equity investments of public companies with a fair market value of approximately $136.5 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair market value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $13.7 million decrease in the fair market value of that portfolio. The fair market value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of March 31, 2005, we had unrealized gains of approximately $13.7 million as a part of “Accumulated other comprehensive income” within “Total stockholders’ equity (deficit).” During the three months ended March 31, 2005, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized gains of approximately $4.0 million on sales of marketable and non-marketable investment securities. Realized gains and losses are accounted for on the specific identification method. During the three months ended March 31, 2005, our portfolio generally, and our strategic investments particularly, have experienced and continue to experience volatility. If the fair market value of our marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have strategic equity investments in certain non-marketable investment securities which are included in “Other noncurrent assets, net” on our condensed consolidated balance sheets. We account for such unconsolidated investments under either the equity method or cost method of accounting. These securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of these investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these investments is not estimated unless there are identified changes in circumstances that are likely to have a significant adverse effect on the fair value of the investment. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. For the three months ended March 31, 2005, we had $96.1 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $52.7 million was accounted for under the cost method. During the three months ended March 31, 2005, we did not record any impairment charges with respect to these investments.

As of March 31, 2005, we estimated the fair value of our fixed-rate debt and capital lease obligations, mortgages and other notes payable to be approximately $5.918 billion using quoted market prices where available, and third party valuations or discounted cash flow analyses when it was practicable to do so. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $180.1 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of March 31, 2005, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $37.8 million.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to find that our method of providing distant network programming did not violate the Satellite Home Viewer Improvement Act (“SHVIA”) and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

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

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs –Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We asked the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

PART II – OTHER INFORMATION

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. On April 13, 2005, Plaintiffs filed a motion with the Court of Appeals asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. We responded on April 25, 2005. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.

In the event the Court of Appeals upholds the injunction or lifts the stay as plaintiffs now request, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. Based upon our settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

PART II – OTHER INFORMATION

features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186, 6,529,685, 6,208,804 and 6,173,112. These patents relate to DVR technology.

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

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the

PART II – OTHER INFORMATION

court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted on December 21, 2004 and on February 7, 2005. The Court denied Plaintiff’s motion for class certification on February 10, 2005. The Plaintiff has appealed this decision. Therefore, it is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and we expect the Court to follow with a briefing schedule for the motion for summary judgment. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

Vivendi

In January 2005, Vivendi Universal, S.A. (“Vivendi”), filed suit against us in the United States District Court for the Southern District of New York alleging that we have anticipatorily repudiated or are in breach of an alleged agreement between us and Vivendi pursuant to which we are allegedly required to broadcast a music-video channel

PART II – OTHER INFORMATION

provided by Vivendi. Vivendi’s complaint seeks injunctive and declaratory relief, and damages in an unspecified amount. On April 12, 2005, the Court granted Vivendi’s motion for a preliminary injunction and directed us to broadcast the music-video channel during the pendency of the litigation. In connection with that order, we have also agreed to provide marketing support to Vivendi during the pendency of the litigation. In the event that the Court ultimately determines that we have a contractual obligation to broadcast the Vivendi music-video channel and that we are in breach of that obligation, we may be required to continue broadcasting the Vivendi music-video channel and may also be subject to substantial damages. We intend to vigorously defend this case.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2005 through April 25, 2005.

	Total		Total Number of	Maximum Approximate
	Number of	Average	Shares Purchased as	Dollar Value of Shares
	Shares	Price	Part of Publicly	that May Yet be
	Purchased	Paid per	Announced Plans or	Purchased Under the
Period	(a)	Share	Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2005	—	$—	—	$1,000,000
February 1 - February 28, 2005	90,000	$28.96	90,000	$997,394
March 1 - March 31, 2005	1,368,200	$28.71	1,368,200	$958,117
April 1 - April 25, 2005	659,633	$28.91	659,633	$939,048

Total	2,117,833	$28.78	2,117,833	$939,048

(a)	During the period from January 1, 2005 through April 25, 2005 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on September 1, 2004 which expires on the earlier of August 31, 2005 or when an aggregate amount of $1.0 billion of stock has been purchased. We may elect not to purchase the maximum amount of shares allowable under this plan and we may also enter into additional Rule 10b5-1 plans to facilitate the share repurchases authorized by our Board of Directors. All purchases may be through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the period from January 1, 2005 through April 25, 2005. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes.

PART II – OTHER INFORMATION

Item 5. OTHER INFORMATION

Election of New Members to the Board of Directors

We have increased the size of our Board from eight to ten members. Mr. Tom A. Ortolf and Mr. Carl E. Vogel will join the Board as independent directors, effective May 6, 2005. Mr. Ortolf will also serve on our Audit and Compensation Committees.

Mr. Ortolf has been the President of Colorado Meadowlark Corp., a privately held investment management firm, for more then ten years. From 1988 until 1991, Mr. Ortolf served as our President and Chief Operating Officer.

From 2001 until 2005, Mr. Vogel served as the President and CEO of Charter Communications Inc., a publicly-traded company providing cable television and broadband services to approximately six million customers. Prior to joining Charter, Mr. Vogel worked as an executive officer in various capacities for the companies affiliated with Liberty Media Corporation. Mr. Vogel was one of our executive officers from 1994 until 1997, including serving as our President from 1995 until 1997.

Item 6. EXHIBITS

(a) Exhibits.

10.1	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005.

10.2	Description of the 2005 Cash Incentive Plan dated January 22, 2005.

10.3	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite.***

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

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
(Principal Financial Officer)

Date: May 5, 2005