Form 10-Q/A
period 2005-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2005-05-06
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

As of April 25, 2005, the Registrant’s outstanding common stock consisted of 215,399,207 shares of Class A common stock and 238,435,208 Shares of Class B common stock.

EXPLANATORY NOTE

We are filing this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the “Form 10-Q”) filed on May 5, 2005. The sole purpose of the amendment is to correct a typographical error. The front cover of our Form 10-Q shows April 25, 2004 as the date on which we determined the number of shares of our common stock outstanding. The share numbers are correct, but the date should have been shown as April 25, 2005 rather than April 25, 2004. While this Form 10-Q/A also sets forth the complete text of the Form 10-Q, it does not change the share data previously reported or any other information contained in the Form 10-Q as originally filed on May 5, 2005.

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