Form 10-Q
period 2005-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 2005-08-09
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 29, 2005, the Registrant’s outstanding common stock consisted of 213,107,752 shares of Class A common stock and 238,435,208 Shares of Class B common stock.

PART I — FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements	i

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2005 and December 31, 2004 (Unaudited)	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	51

Item 6. Exhibits	52

Signatures	53
Amendment No. 4 to Satellite Service Agreement
Amendment No. 5 to Satellite Service Agreement
Section 302 Certification by Chairman and CEO
Section 302 Certification by Executive VP and CFO
Section 906 Certification by Chairman and CEO
Section 906 Certification by Executive VP and CFO

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers; new competitors, including telephone companies, are entering the subscription television business, and new technologies are likely to further increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	we depend on others to produce programming; we depend on the Communications Act for access to cable-affiliated programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charlie W. Ergen, our chairman and chief executive officer, and other executives; we do not maintain “key man” insurance;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;
  i

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2004, and while there has been no material change in our internal control over financial reporting during the six months ended June 30, 2005, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
  ii

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	June 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$915,479	$704,560
Marketable investment securities	476,468	451,073
Trade accounts receivable, net of allowance for uncollectible accounts of $8,835 and $9,542, respectively	468,816	478,310
Inventories, net (Note 4)	232,562	271,581
Insurance receivable (Note 6)	—	106,000
Current deferred tax assets (Note 3)	130,582	—
Other current assets	134,180	101,784

Total current assets	2,358,087	2,113,308
Restricted cash and marketable investment securities	57,831	57,552
Property and equipment, net of accumulated depreciation of $1,823,190 and $1,560,902, respectively	3,095,604	2,640,168
FCC authorizations	739,326	739,326
Long-term deferred tax assets (Note 3)	509,695	—
Intangible assets, net (Note 8)	235,394	240,186
Other noncurrent assets, net	285,556	238,737

Total assets	$7,281,493	$6,029,277

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$254,471	$247,698
Deferred revenue and other	727,343	757,302
Accrued programming	663,331	604,934
Other accrued expenses	395,292	416,869
Current portion of capital lease and other long-term obligations (Note 9)	48,700	45,062

Total current liabilities	2,089,137	2,071,865

Long-term obligations, net of current portion:
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009	441,964	446,153
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 9)	447,748	286,673
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	249,704	277,798

Total long-term obligations, net of current portion	6,164,416	6,035,624

Total liabilities	8,253,553	8,107,489

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 249,651,608 and 249,028,664 shares issued, 213,700,193 and 217,235,150 shares outstanding, respectively	2,497	2,490
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,861,442	1,764,973
Accumulated other comprehensive income (loss)	7,431	53,418
Accumulated earnings (deficit)	(1,728,426)	(2,901,477)
Treasury stock, at cost	(1,117,388)	(1,000,000)

Total stockholders’ equity (deficit)	(972,060)	(2,078,212)

Total liabilities and stockholders’ equity (deficit)	$7,281,493	$6,029,277

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue:
Subscriber-related revenue	$1,989,555	$1,660,502	$3,883,438	$3,154,012
Equipment sales	81,888	85,700	187,332	162,330
Other	24,043	31,511	48,716	41,167

Total revenue	2,095,486	1,777,713	4,119,486	3,357,509

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 12)	1,010,249	900,808	2,000,330	1,672,442
Satellite and transmission expenses (exclusive of depreciation shown below — Note 12)	30,497	27,550	63,853	53,562
Cost of sales — equipment	65,828	67,642	151,861	120,884
Cost of sales — other	6,931	11,260	15,812	12,132
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 12)	35,532	133,558	71,439	308,885
Other subscriber promotion subsidies	258,450	198,559	524,850	409,778
Subscriber acquisition advertising	50,982	33,227	82,186	62,980

Total subscriber acquisition costs	344,964	365,344	678,475	781,643
General and administrative	113,241	97,158	226,064	184,944
Non-cash, stock-based compensation	—	—	—	1,180
Depreciation and amortization (Note 12)	190,382	123,934	359,463	224,539

Total costs and expenses	1,762,092	1,593,696	3,495,858	3,051,326

Operating income (loss)	333,394	184,017	623,628	306,183

Other income (expense):
Interest income	10,253	11,370	17,327	26,659
Interest expense, net of amounts capitalized	(94,011)	(93,388)	(184,374)	(274,848)
Gain on insurance settlement (Note 6)	—	—	134,000	—
Other	31,186	(11,874)	34,082	(11,709)

Total other income (expense)	(52,572)	(93,892)	1,035	(259,898)

Income (loss) before income taxes	280,822	90,125	624,663	46,285
Income tax benefit (provision), net (Note 3)	574,705	(4,809)	548,388	(3,855)

Net income (loss)	$855,527	$85,316	$1,173,051	$42,430

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	452,795	467,933	454,184	473,389

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	484,901	471,509	486,422	477,302

Net income (loss) per share:
Basic net income (loss)	$1.89	$0.18	$2.58	$0.09

Diluted net income (loss)	$1.79	$0.18	$2.46	$0.09

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$1,173,051	$42,430
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	359,463	224,539
Equity in losses (earnings) of affiliates	(1,683)	(631)
Realized and unrealized losses (gains) on investments	(35,116)	8,452
Gain on insurance settlement (Note 6)	(134,000)	—
Non-cash, stock-based compensation recognized	—	1,180
Deferred tax expense (benefit) (Note 3)	(572,066)	3,822
Amortization of debt discount and deferred financing costs	3,166	14,759
Change in noncurrent assets	(3,886)	(44,525)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(9,526)	68,311
Other, net	1,012	7,165
Changes in current assets and current liabilities, net	87,010	145,759

Net cash flows from operating activities	867,425	471,261

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(374,703)	(1,527,095)
Sales of marketable investment securities	309,269	3,103,974
Purchases of property and equipment	(636,807)	(322,022)
Proceeds from insurance settlement (Note 6)	240,000	—
Change in cash reserved for satellite insurance	—	69,700
Change in restricted cash and marketable investment securities	(3,170)	(20)
Asset acquisition	—	(236,610)
FCC auction deposits	(4,245)	(26,684)
Purchase of technology-based intangibles	(14,000)	—
Purchase of strategic investments	(16,808)	(3,900)
Other	3,078	1,311

Net cash flows from investing activities	(497,386)	1,058,654

Cash Flows From Financing Activities:
Redemption of 9 3/8% Senior Notes due 2009	—	(1,423,351)
Repurchase of 9 1/8% Senior Notes due 2009	(4,189)	(8,847)
Class A common stock repurchases (Note 10)	(130,524)	(702,977)
Repayment of capital lease obligations, mortgages and other notes payable	(29,177)	(2,926)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	4,770	6,184

Net cash flows from financing activities	(159,120)	(2,131,917)

Net increase (decrease) in cash and cash equivalents	210,919	(602,002)
Cash and cash equivalents, beginning of period	704,560	1,290,859

Cash and cash equivalents, end of period	$915,479	$688,857

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$183,037	$248,483

Capitalized interest	$3,242	$1,006

Cash received for interest	$13,046	$36,343

Cash paid for income taxes	$18,880	$4,423

Assumption of net operating liabilities in asset acquisition	$—	$27,685

Assumption of liabilities and long-term deferred revenue	$—	$72,357

Liability assumed in Class A common stock repurchases	$—	$19,488

Employee benefit paid in Class A common stock	$13,055	$16,375

Satellite financed under capital lease obligation (Note 9)	$191,950	$—

Vendor financing	$1,940	$—

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
Recent Developments
Shareholder Derivative Lawsuit. During March 2005, a shareholder derivative lawsuit was filed against us, our chairman and chief executive officer Charles W. Ergen and the members of our board of directors in the District Court of Douglas County, Colorado. The complaint alleges, among other things, that the members of our board of directors breached their fiduciary duties in connection with the matters that were the subject of our Audit Committee’s recent review of recordkeeping and internal control issues relating to certain of our vendor and third party relationships.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) and all of our other reports filed with the SEC after such date and through the date of this report.
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Entities — An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Net income (loss)	$855,527	$85,316	$1,173,051	$42,430
Foreign currency translation adjustments	(287)	(24)	(593)	(181)
Unrealized holding gains (losses) on available-for-sale securities	(3,822)	(45,912)	(41,939)	(17,636)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(16)	(32,805)	(16)	(32,805)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(3,439)	—	(3,439)	—

Comprehensive income (loss)	$847,963	$6,575	$1,127,064	$(8,192)

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
The potential dilution from our subordinated notes convertible into common stock was computed using the if-converted method, and the potential dilution from stock options exercisable into common stock was computed using the treasury stock method based on the average fair market value of our Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted net income (loss) per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$855,527	$85,316	$1,173,051	$42,430
Interest on subordinated notes convertible into common shares, net of related tax effect	11,445	—	22,891	—

Numerator for diluted net income (loss) per share	$866,972	$85,316	$1,195,942	$42,430

Denominator:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	452,795	467,933	454,184	473,389
Dilutive impact of options outstanding	1,741	3,576	1,873	3,913
Dilutive impact of subordinated notes convertible into common shares	30,365	—	30,365	—

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	484,901	471,509	486,422	477,302

Net income (loss) per share:
Basic net income (loss)	$1.89	$0.18	$2.58	$0.09

Diluted net income (loss)	$1.79	$0.18	$2.46	$0.09

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011	399	—	399	—
As of June 30, 2005, there were approximately 9.1 million outstanding options to purchase shares of Class A common stock not included in the above denominator as their effect is antidilutive. Further, as of June 30, 2005, there were options to purchase approximately 10.6 million shares of our Class A common stock, and rights to acquire approximately 528,000 shares of our Class A common stock (“Restricted Performance Units”), outstanding under our long term incentive plans not included in the above denominator. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved, and as a consequence, are not included in the diluted EPS calculation.
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
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. On April 14, 2005, the SEC deferred the effective date we are required to adopt this statement until January 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123(R) will have a material negative impact on our results of operations.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Net income (loss), as reported	$855,527	$85,316	$1,173,051	$42,430
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	—	—	1,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,337)	(5,606)	(7,017)	(10,908)

Pro forma net income (loss)	$852,190	$79,710	$1,166,034	$32,661

Basic income (loss) per share, as reported	$1.89	$0.18	$2.58	$0.09

Diluted income (loss) per share, as reported	$1.79	$0.18	$2.46	$0.09

Pro forma basic income (loss) per share	$1.88	$0.17	$2.57	$0.07

Pro forma diluted income (loss) per share	$1.78	$0.17	$2.44	$0.07

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
Options to purchase 6.7 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 3.9 million shares pursuant to long-term incentive plans under our 1999 Stock Incentive Plan (the “2005 LTIP”) were outstanding as of June 30, 2005. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.93 under our 1999 LTIP and $29.38 under our 2005 LTIP. Further, pursuant to the 2005 LTIP, there were also approximately 528,000 outstanding Restricted Performance Units as of June 30, 2005. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the six months ended June 30, 2005 related to these long-term options and Restricted Performance Units. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our Condensed Consolidated Statements of Operations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
3. Reversal of Deferred Tax Asset Valuation Allowance
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Condensed Consolidated Balance Sheets, as well as operating loss, tax credit and other carry-forwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We had income before taxes for the six months ended June 30, 2005, and for the years ended December 31, 2004 and 2003. We have concluded the recoverability of certain of our deferred tax assets is more likely than not, and accordingly, on June 30, 2005, we reversed our recorded valuation allowance for those deferred tax assets that we believe will become realizable in future years, less approximately $144.3 million which includes deferred tax assets expected to be utilized to offset taxable income during the remainder of 2005 and capital loss and other credit carry-forwards which begin to expire in the year 2006. This reversal of our valuation allowance resulted in an approximate $592.8 million credit to our provision for income taxes for the three and six months ended June 30, 2005, or $1.31 per basic share and $1.22 per diluted share, for each of the three and six months ended, respectively.
As of June 30, 2005, we had current and long-term net deferred tax assets of approximately $640.3 million compared to a current and long-term net deferred tax liability of approximately $20.1 million as of December 31, 2004. The increase in our current and long-term net deferred tax assets was primarily related to our reduction in the valuation allowance recorded against our net deferred tax assets as follows (in thousands):

Valuation Allowance as of December 31, 2004	$(1,001,974)
Decrease of valuation allowance for current period deferred tax activity within the tax provision during the six months ended June 30, 2005	186,458
Decrease of valuation allowance for tax-effected changes in stockholders’ equity during the six months ended June 30, 2005	4,170
Credit to stockholders’ equity related to reversal of valuation allowance	74,261
Credit to provision for income taxes related to reversal of valuation allowance	592,804

Valuation Allowance as of June 30, 2005	$(144,281)

If we are unable to generate sufficient future taxable income through operating results, or if our estimates of expected future taxable income change significantly, a portion or all of our deferred tax assets may have to be reserved through adjustments to net income.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2005	2004
	(In thousands)
Finished goods — DBS	$151,732	$159,350
Raw materials	52,087	68,144
Work-in-process — service repair	25,700	40,720
Work-in-process	11,581	11,112
Consignment	773	2,644
Inventory allowance	(9,311)	(10,389)

Inventories, net	$232,562	$271,581

5. Marketable and Non-Marketable Investment Securities
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
As of June 30, 2005 and December 31, 2004, we had unrealized gains net of related tax effect of approximately $6.4 million and $51.8 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the six months ended June 30, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. During the six months ended June 30, 2005 and 2004, we realized net gains of approximately $1.2 million and net losses of $8.5 million on sales of marketable and non-marketable investment securities, respectively. Realized gains and losses are accounted for on the specific identification method.
Our approximately $1.450 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $131.5 million and $174.3 million as of June 30, 2005 and December 31, 2004, respectively. Our portfolio generally, and our strategic investments particularly, have experienced and continue to experience volatility. If the fair market value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We also have strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. These equity securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of the investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of June 30, 2005 and December 31, 2004, we had $94.3 million and $90.4 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively, of which $52.7 million is accounted for under the cost method. During the six months ended June 30, 2005 and 2004, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statement of Operations. As of June 30, 2005, the fair value of the investment was approximately $44.8 million based on the trading price of the issuer’s shares on that date, and we recognized a pre-tax unrealized gain of approximately $35.1 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares upon conversion.
Our ability to realize value from our strategic investments is dependent on the success of the issuer’s business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them.
6. Settlement of EchoStar IV Arbitration
During March 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. We also retained title to and use of the EchoStar IV satellite. The $134.0 million received in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” in our Condensed Consolidated Statement of Operations during March 2005. As of June 30, 2005, we had received all amounts due under the settlement.
7. Satellites
We presently have nine owned and three leased satellites in geostationary orbit approximately 22,300 miles above the equator. While we believe that overall our satellite fleet is in general good health, during 2005 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.
Recent developments with respect to certain of our satellites are discussed below.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
EchoStar IV
During July 2005, we relocated our EchoStar IV satellite from our 157 degree orbital location to the 77 degree orbital location, which is licensed by a third party. As previously disclosed, EchoStar IV is fully depreciated.
EchoStar V
EchoStar V’s momentum wheel failures in prior years resulted in increased fuel consumption and caused a minor reduction of spacecraft life. During 2005, we determined those anomalies will reduce the life of EchoStar V more than previously estimated, and as a result, we reduced the estimated remaining useful life of the satellite from approximately seven years to approximately six years effective January 2005. EchoStar V has been utilized as an in-orbit spare since February 2003. On June 30, 2005, the FCC approved our request to use this satellite to provide service to the United States from a third party Canadian DBS orbital slot located at 129 degrees. Due to the increase in fuel consumption resulting from the relocation of EchoStar V from the 119 degree orbital location, and our intent to place it into commercial operation at the 129 degree orbital location, effective July 1, 2005, we further reduced the satellite’s estimated remaining useful life from approximately six years to approximately 40 months. These reductions in estimated remaining useful life during 2005 will increase our depreciation expense related to the satellite by approximately $15.3 million annually. There can be no assurance that future anomalies will not further impact the useful life or commercial operation of the satellite.
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
EchoStar VIII
During January 2005, EchoStar VIII experienced a fault within one of the computer components in the spacecraft control electronics, and as a result, the system had been operating nominally on one processor with limited backup capacity. In April 2005, the processors were successfully reset restoring full redundancy in the spacecraft control electronics. In July 2005, a thruster motor anomaly caused improper pointing of EchoStar VIII, resulting in a loss of service. Service was restored within several hours and the thruster motor is currently operating normally. An investigation of the anomaly is continuing. Until the root cause of the anomaly is determined, there can be no assurance that a repeat of the July 2005 anomaly, or other anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. These and other anomalies previously disclosed have not reduced the 12 year estimated design life of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets at least until such time as our EchoStar X satellite is successfully launched, which is currently expected during the first quarter of 2006. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
Long-Lived Satellite Assets
We account for long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
8. Goodwill and Intangible Assets
As of June 30, 2005 and December 31, 2004, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2005		December 31, 2004
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract-based	$223,873	$(56,093)	$223,873	$(46,852)
Customer relationships	73,298	(22,655)	73,298	(13,493)
Technology-based	20,734	(7,123)	17,181	(17,181)

Total	$317,905	$(85,871)	$314,352	$(77,526)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to twelve years, was $20.7 million for the six months ended June 30, 2005. For all of 2005, the aggregate amortization expense related to these identifiable assets is estimated to be $38.5 million. The aggregate amortization expense is estimated to be approximately $35.7 million for 2006, $35.1 million for 2007, $21.5 million for 2008 and $16.7 million for 2009. In addition, we had approximately $3.4 million of goodwill as of June 30, 2005 and December 31, 2004 which arose from a 2002 acquisition.
9. Capital Lease Obligations
During February 2004, we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, AMC-16, which successfully launched during December 2004 and commenced commercial operations in February 2005. In connection with this agreement, we prepaid $29.0 million to SES Americom during 2004. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom under this agreement over the next ten years. In accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), we have accounted for this agreement as a capital lease asset by recording approximately $220.9 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of approximately $191.9 million.
As of June 30, 2005 and December 31, 2004, we had approximately $551.7 million and $330.8 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” respectively, with related accumulated depreciation of approximately $25.7 million and zero, respectively. Approximately $13.8 million and $25.7 million of depreciation expense related to these satellites was recognized during the three and six months ended June 30, 2005, respectively, and is included in “Depreciation and amortization” in our Condensed Consolidated Statement of Operations. Future minimum lease payments under our capital lease obligations for our AMC-15 and AMC-16 satellites, together with the present value of net minimum lease payments as of June 30, 2005 are as follows:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

For the Year Ending December 31,
2005	$36,149
2006	86,759
2007	86,759
2008	86,759
2009	86,759
Thereafter	432,023

Total minimum lease payments	815,208
Less: Amount representing lease of orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(148,054)

Net minimum lease payments	667,154
Less: Amount representing interest	(215,003)

Present value of net minimum lease payments	452,151
Less: Current portion	(31,295)

Long-term portion of capital lease obligations	$420,856

10. Stockholders’ Equity (Deficit)
Common Stock Repurchases
During the third quarter of 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock. During the six months ended June 30, 2005, we purchased approximately 4.6 million shares of our Class A common stock under this plan for approximately $130.5 million.
11. Commitments and Contingencies
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. During March 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs — Fox and the independent affiliate groups associated with each of the four networks.
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
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. On April 13, 2005, Plaintiffs filed a motion asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. We responded on April 25, 2005. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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
TiVo Inc.
During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the ‘685 patent), 6,208,804 (the ‘804 patent) and 6,173,112 (the ‘112 patent). These patents relate to DVR technology.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Acacia
In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.
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
Forgent
In July of 2005, Forgent Networks, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 ( the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
California Action
A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted during December 2004 and February 2005. The Court subsequently denied Plaintiff’s motion for class certification. The Plaintiff has appealed this decision. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
StarBand Shareholder Lawsuit
During August 2002, a limited group of shareholders in StarBand, a broadband Internet satellite venture in which we invested, filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and our position as a shareholder, in StarBand. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On July 21, 2005, the Delaware Supreme Court affirmed the Chancery Court’s judgment.
Enron Commercial Paper Investment Complaint
During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim, which motion was denied but may be subject to an appeal. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama, asserting causes of action for breach of contract, negligent misrepresentation, intentional and reckless misrepresentation, and non-disclosure based on a 2003 contract with us. The action was transferred to the United States District Court for the District of Colorado. Thereafter, we filed a motion to dismiss which is currently pending. The Court recently permitted CCN to amend its complaint to assert the same claims based on a 2000 contract with us. CCN claims approximately $20.0 million in damages plus punitive damages, attorney fees and costs. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Reauthorization of Satellite Home Viewer Improvement Act
We currently offer local broadcast channels in approximately 163 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first quarter of 2006, and operation of our EchoStar V satellite at the 129 degree orbital location. If regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted. It is too early to make a firm determination of the cost of compliance.
12. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Equipment leased to customers	$100,390	$48,057	$182,029	$85,335
Satellites	47,900	33,640	93,959	67,281
Furniture, fixtures and equipment	29,010	25,681	59,051	53,611
Identifiable intangible assets subject to amortization	10,800	9,576	20,692	11,865
Buildings and improvements	1,196	1,132	2,385	2,271
Tooling and other	1,086	5,848	1,347	4,176

Total depreciation and amortization	$190,382	$123,934	$359,463	$224,539

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites or equipment leased to customers.
13. Segment Reporting
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Revenue
DISH Network	$2,038,247	$1,732,662	$3,988,065	$3,271,550
ETC	38,630	25,247	90,188	42,737
All other	21,396	22,142	46,903	47,125
Eliminations	(2,787)	(2,338)	(5,670)	(3,903)

Total revenue	$2,095,486	$1,777,713	$4,119,486	$3,357,509

Net income (loss)
DISH Network	$850,987	$90,967	$1,163,062	$45,316
ETC	(3,542)	(8,629)	(5,079)	(13,339)
All other	8,082	2,978	15,068	10,453

Total net income (loss)	$855,527	$85,316	$1,173,051	$42,430

14. Related Party
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. During the six months ended June 30, 2005, we purchased approximately $86.3 million of security access devices from NagraStar. As of June 30, 2005, we were committed to purchase approximately $66.6 million of security access devices from NagraStar. Approximately $3.0 million of these commitments had been accrued for as of June 30, 2005 on our Condensed Consolidated Balance Sheets.

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
“Other” sales. “Other” sales consists principally of subscription television service revenues from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) that we acquired in April 2004 and revenues earned from satellite services.
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
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold by our ETC subsidiary to an international DBS service provider and by our EIC subsidiary to international customers. “Cost of sales — equipment” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales — equipment” does not include the costs from sales of equipment to SBC.
Cost of sales — other. “Cost of sales — other” principally includes programming and other expenses associated with the C-band subscription television service business of SNG we acquired in April 2004 and costs related to satellite services.
Subscriber acquisition costs. We generally subsidize installation of EchoStar receiver systems and lease receivers in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
advertising. We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.” We also exclude payments we receive in connection with equipment that is not returned, and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program from our calculation of “Subscriber acquisition costs.”
SAC and Equivalent SAC. We are not aware of any uniform standards for calculating “subscriber acquisition costs per new subscriber activation,” or SAC, and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We calculate SAC by dividing the amount of our expense line item “Subscriber acquisition costs” for a period, by our gross new DISH Network subscribers added during that period. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs. To calculate “Equivalent SAC,” we add the value of equipment capitalized under our lease program for new subscribers to the expense line item “Subscriber acquisition costs,” subtract certain offsetting amounts, and divide the result by our gross new subscriber number. These offsetting amounts include payments we receive in connection with equipment that is not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program.
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
“Other” income (expense). The main components of “Other” income and expense are unrealized gains and losses from changes in fair value of non-marketable strategic investments accounted for at fair value, equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.
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
During April 2004, we acquired the C-band subscription television service business of SNG, the assets of which primarily consist of acquired customer relationships. Although we are converting some of these customer relationships from C-band subscription television services to our DISH Network DBS subscription television service, acquired C- band subscribers are not included in our DISH Network subscriber count unless they have also subscribed to our DISH Network DBS television service.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004.

	For the Three Months
	Ended June 30,		Variance
	2005	2004	Amount	%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$1,989,555	$1,660,502	$329,053	19.8%
Equipment sales	81,888	85,700	(3,812)	(4.4%)
Other	24,043	31,511	(7,468)	(23.7%)

Total revenue	2,095,486	1,777,713	317,773	17.9%

Costs and Expenses:
Subscriber-related expenses	1,010,249	900,808	109,441	12.1%
% of Subscriber-related revenue	50.8%	54.2%
Satellite and transmission expenses	30,497	27,550	2,947	10.7%
% of Subscriber-related revenue	1.5%	1.7%
Cost of sales — equipment	65,828	67,642	(1,814)	(2.7%)
% of Equipment sales	80.4%	78.9%
Cost of sales — other	6,931	11,260	(4,329)	(38.4%)
Subscriber acquisition costs	344,964	365,344	(20,380)	(5.6%)
General and administrative	113,241	97,158	16,083	16.6%
% of Total revenue	5.4%	5.5%
Depreciation and amortization	190,382	123,934	66,448	53.6%

Total costs and expenses	1,762,092	1,593,696	168,396	10.6%

Operating income (loss)	333,394	184,017	149,377	81.2%

Other income (expense):
Interest income	10,253	11,370	(1,117)	(9.8%)
Interest expense, net of amounts capitalized	(94,011)	(93,388)	(623)	0.7%
Other	31,186	(11,874)	43,060	NM

Total other income (expense)	(52,572)	(93,892)	41,320	(44.0%)

Income (loss) before income taxes	280,822	90,125	190,697	NM
Income tax benefit (provision), net	574,705	(4,809)	579,514	NM

Net income (loss)	$855,527	$85,316	$770,211	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	11.455	10.125	1.330	13.1%

DISH Network subscriber additions, gross (in millions)	0.799	0.849	(0.050)	(5.9%)

DISH Network subscriber additions, net (in millions)	0.225	0.340	(0.115)	(33.8%)

Monthly churn percentage	1.69%	1.71%	(0.02%)	(1.2%)

Average revenue per subscriber (“ARPU”)	$58.46	$55.59	$2.87	5.2%

Average subscriber acquisition costs per subscriber (“SAC”)	$432	$431	$1	0.2%

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$667	$576	$91	15.8%

EBITDA	$554,962	$296,077	$258,885	87.4%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of June 30, 2005, we had approximately 11.455 million DISH Network subscribers compared to approximately 10.125 million subscribers at June 30, 2004, an increase of approximately 13.1%. DISH Network added approximately 799,000 gross new subscribers for the quarter ended June 30, 2005, compared to approximately 849,000 gross new subscribers during the same period in 2004, a decrease of approximately 5.9%. The decrease in gross new subscribers resulted from a number of factors, including a decline in sales under our co-branding agreement with SBC, partially offset by an increase in sales through other distribution relationships and an increase in our distribution channels. A substantial majority of our gross new subscriber additions are acquired through our equipment lease program.
DISH Network added approximately 225,000 net new subscribers for the quarter ended June 30, 2005, compared to approximately 340,000 net new subscribers during the same period in 2004, a decrease of approximately 33.8%. This decrease was primarily a result of subscriber churn on a continuously increasing subscriber base and the decrease in gross new subscriber additions discussed above. Even though our percentage monthly subscriber churn was lower for the three months ended June 30, 2005 as compared to the same period in 2004, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new subscribers are required to sustain net subscriber growth.
During the first half of 2005, SBC shifted its DISH Network marketing and sales efforts to focus on limited geographic areas and customer segments. As a result of SBC’s de-emphasized sales of DISH Network services, a decreasing percentage of our new subscriber additions are derived from our relationship with SBC. SBC also previously announced that in 2005 it will begin deploying an advanced fiber network that will enable it to offer video services directly, and other regional bell operating companies have announced similar plans. Our net new subscriber additions and certain of our other key operating metrics could continue to be adversely affected to the extent SBC further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, and as a result of competition from video services offered by SBC or other regional bell operating companies.
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
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.990 billion for the three months ended June 30, 2005, an increase of $329.1 million or 19.8% compared to the same period in 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was approximately $58.46 during the three months ended June 30, 2005 and approximately $55.59 during the same period in 2004. The $2.87 or 5.2% increase in ARPU is primarily attributable to price increases of up to $3.00 in February 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, and increased availability of local channels by satellite. This increase was partially offset by a decrease in ARPU from subscribers acquired through our relationship with SBC, and a decrease in the number of subscribers acquired through that relationship. As a result of the inclusion, in ARPU, of revenue from equipment sales, installation and other services attributable to our relationship with SBC, the monthly average revenue per co-branded subscriber is substantially higher than ARPU from our traditional subscribers. To the extent that new subscribers acquired through this relationship do not increase, ARPU will be negatively impacted.
During May 2005, we introduced a promotion which offers new Digital Home Advantage lease program subscribers our “America’s Top 180” package for $19.99 for each of the first three months of service. Effective June 2005, the promotion was modified to provide a $12.00 discount per month on qualifying programming packages, together with free HBO and Showtime programming, for each of the first three months of service. The promotion, which will continue through August 15, 2005, requires a one year minimum programming commitment. Our ARPU has been, and will continue to be, negatively impacted during 2005 as we continue to acquire new DISH Network subscribers under this promotion.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
During August 2005, we plan to introduce an additional promotion which offers new Digital Home Advantage lease program subscribers certain basic qualifying programming packages for free for the first month of service, free HBO, Showtime and Cinemax premium programming for each of the first three months of service, and a free DVR upgrade. Further, the new lease program subscriber is eligible to receive a credit of the one-time set-up fee of $49.99 on their first month’s bill in exchange for an 18 month minimum programming commitment. The promotion will continue through at least January 31, 2006. We expect that our ARPU will be negatively impacted during 2005 as we acquire new DISH Network subscribers under this promotion.
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
Equipment sales. For the three months ended June 30, 2005, “Equipment sales” totaled $81.9 million, a decrease of $3.8 million or 4.4% compared to the same period during 2004. This decrease principally resulted from a decrease in sales of DBS accessories domestically, partially off-set by an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.010 billion during the three months ended June 30, 2005, an increase of $109.4 million or 12.1% compared to the same period in 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 50.8% and 54.2% of “Subscriber-related revenue” during the three months ended June 30, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue” discussed above together with decreases in costs associated with our installation and in-home service operations. This decrease also resulted from an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with this program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. The decrease in the expense to revenue ratio also resulted from an approximate $13.0 million charge during the three months ended June 30, 2004. The decrease in this ratio was partially offset by increases in our programming costs and increases in cost of equipment sales, and expenses related to installation and other services, from our relationship with SBC. Since margins on our co-branded subscribers are lower than for our traditional subscribers, we expect the SBC relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under our SBC agreement. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could also increase if our programming costs increase at a greater rate than our “Subscriber-related revenue,” if we are unable to continue to maintain or improve efficiencies related to our installation, in-home service and call center operations, or continue to increase penetration of our lease program for existing subscribers.
Our “Subscriber-related expenses” and capital expenditures related to our lease program for existing subscribers may materially increase in the future to the extent that we upgrade or replace subscriber equipment periodically as technology changes, we introduce other more aggressive promotions, or for other reasons. See further discussion under “Liquidity and Capital Resources — Subscriber Acquisition and Retention Costs.”
We currently offer local broadcast channels in approximately 163 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first quarter of 2006, and operation of our EchoStar V satellite at the 129 degree orbital location. If regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $30.5 million during the three months ended June 30, 2005, a $2.9 million or 10.7% increase compared to the same period in 2004. This increase primarily resulted from operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively, increases in our satellite lease payment obligations for AMC-2, and commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. The increase was partially offset by a non-recurring credit received from a vendor during the quarter ended June 30, 2005. “Satellite and transmission expenses” totaled 1.5% and 1.7% of “Subscriber-related revenue” during the three months ended June 30, 2005 and 2004, respectively. The decrease in the expense to revenue ratio principally resulted from the vendor credits discussed above and the increase in our “Subscriber-related revenue” during the period. This decrease was partially offset by the higher operational costs discussed above. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.
Cost of sales – equipment. “Cost of sales – equipment” totaled $65.8 million during the three months ended June 30, 2005, a decrease of $1.8 million or 2.7% compared to the same period in 2004. This decrease primarily resulted from the decrease in sales of DBS accessories domestically discussed above, and a $6.7 million defective equipment write-off during the three months ended June 30, 2004. This decrease was partially offset by the increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider discussed above. “Cost of sales — equipment” represented 80.4% and 78.9% of “Equipment sales,” during the three months ended June 30, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales to the international DBS service provider, and on sales of DBS accessories, due to sales price reductions and increased sales of lower margin accessories.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $345.0 million for the three months ended June 30, 2005, a decrease of $20.4 million or 5.6% compared to the same period in 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers, partially offset by an increase in the number of non co-branded subscribers acquired during the three months ended June 30, 2005 as compared to the same period during 2004.
We have little or no subscriber acquisition costs related to new subscribers acquired through our relationship with SBC. Our subscriber acquisition costs will be negatively impacted if the percentage of our new subscribers acquired through our relationship with SBC does not increase to the extent we are able to acquire similar or greater numbers of new subscribers from other sources.
SAC and Equivalent SAC. Subscriber acquisition costs per new subscriber activation were approximately $432 for the three months ended June 30, 2005 and approximately $431 during the same period in 2004, an increase of $1 or 0.2%. Most of the factors contributing to increased Equivalent SAC during the three months ended June 30, 2005, as discussed below, also placed increasing pressure on SAC. However, those factors were almost entirely offset by the greater percentage of new DISH Network subscribers choosing to lease equipment, rather than purchase subsidized equipment.
The value of equipment capitalized under our lease program for new subscribers totaled approximately $208.2 million and $137.7 million for the three months ended June 30, 2005 and 2004, respectively. Payments we received in connection with equipment not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we made that equipment available for sale rather than redeploying it through the lease program, totaled approximately $20.7 million and $14.0 million during the three months ended June 30, 2005 and 2004, respectively. If we included those amounts in our calculation of SAC, our Equivalent SAC would have been approximately $667 during the three months ended June 30, 2005 compared to $576 during the same period in 2004, an increase of $91, or 15.8%. This increase is primarily attributable to a decrease in the number of co-branded subscribers acquired during 2005, a greater number of SuperDISH installations, and more DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, digital video recorders and high definition receivers. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in Equivalent SAC was also attributable to higher costs for acquisition advertising, and promotional incentives paid to our independent dealer network.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
During the three months ended June 30, 2005 we typically leased equipment to new subscribers, while during the same period in 2004 we more often sold subsidized equipment to new subscribers. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” and SAC declined. In the event we continue to increase penetration of our equipment lease program for new subscribers, our capital expenditures will continue to increase while our “Subscriber acquisition costs” and SAC will continue to be positively impacted.
The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace some, or all subscriber equipment periodically as technology changes, and the associated costs will be substantial. For example, we have begun a migration to 8PSK modulation, and we are considering a migration over time to MPEG-4 compression technology, both of which, to the extent implemented, will result in more efficient use of available bandwidth. We have not yet determined the extent to which we will convert our system to these new technologies, or the period of time over which the conversions will occur. To the extent those migrations render existing equipment obsolete, we would cease to benefit from the Equivalent SAC reduction associated with redeployment of that returned lease equipment.
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. To the extent we subsidize those costs, SAC and Equivalent SAC will increase as well. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming successful launch of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce more aggressive promotions in the future, or for other reasons. See further discussion under “Liquidity and Capital Resources – Subscriber Acquisition and Retention Costs.”
Our SAC and Equivalent SAC will also be negatively impacted if the percentage of new subscribers acquired through our relationship with SBC does not increase. Further, SAC and Equivalent SAC may increase to the extent that we increase HD receiver activations as a result of our recently announced agreement to distribute Voom HD programming.
General and administrative expenses. “General and administrative expenses” totaled $113.2 million during the three months ended June 30, 2005, an increase of $16.1 million or 16.6% compared to the same period in 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.4% and 5.5% of “Total revenue” during the three months ended June 30, 2005 and 2004, respectively.
Depreciation and amortization. “Depreciation and amortization” expense totaled $190.4 million during the three months ended June 30, 2005, a $66.4 million or 53.6% increase compared to the same period in 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs. Further, depreciation of our

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively, contributed to this increase.
Other. “Other” income totaled $31.2 million during the three months ended June 30, 2005, an increase of $43.1 million compared to “Other” expense of $11.9 million during the same period in 2004. The increase primarily resulted from an approximate $35.1 million unrealized gain for the change in fair value of a non-marketable strategic investment accounted for at fair value during the three months ended June 30, 2005. “Other” expense during the three months ended June 30, 2004 includes a $9.5 million net realized loss on the sale of investments which also contributed to the comparative current period increase.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $555.0 million during the three months ended June 30, 2005, an increase of $258.9 million or 87.4% compared to the same period in 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses, and the increase in “Other” income discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $235.2 million and $149.6 million during the three months ended June 30, 2005 and 2004, respectively. The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended June 30,
	2005	2004
	(In thousands)
EBITDA	$554,962	$296,077
Less:
Interest expense, net	83,758	82,018
Income tax provision (benefit), net	(574,705)	4,809
Depreciation and amortization	190,382	123,934

Net income (loss)	$855,527	$85,316

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
Income tax benefit (provision), net. Our “Income tax benefit, net” was $574.7 million during the three months ended June 30, 2005, an increase of $579.5 million compared to an “Income tax (provision), net” of $4.8 million during the same period in 2004. This increase was primarily related to an approximate $592.8 million credit to our provision for income taxes resulting from the reversal of our recorded valuation allowance for those deferred tax assets that we believe will become realizable (see Note 3 to the Condensed Consolidated Financial Statements).
Net income (loss). Net income was $855.5 million during the three months ended June 30, 2005, an increase of $770.2 million compared to $85.3 million for the same period in 2004. The increase was primarily attributable to the reversal of our recorded valuation allowance for deferred tax assets, higher “Operating income” and “Other” income resulting from the factors discussed above.
We depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has successfully launched and commenced commercial operations, which is currently expected during the first quarter of 2006. In July 2005, a thruster motor anomaly caused improper pointing of EchoStar VIII, resulting in a loss of service. Service was restored within several hours and the thruster motor is currently operating normally. There can be no assurance that a repeat of this anomaly, or other anomalies, will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004.

	For the Six Months
	Ended June 30,		Variance
	2005	2004	Amount	%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$3,883,438	$3,154,012	$729,426	23.1%
Equipment sales	187,332	162,330	25,002	15.4%
Other	48,716	41,167	7,549	18.3%

Total revenue	4,119,486	3,357,509	761,977	22.7%

Costs and Expenses:
Subscriber-related expenses	2,000,330	1,672,442	327,888	19.6%
% of Subscriber-related revenue	51.5%	53.0%
Satellite and transmission expenses	63,853	53,562	10,291	19.2%
% of Subscriber-related revenue	1.6%	1.7%
Cost of sales — equipment	151,861	120,884	30,977	25.6%
% of Equipment sales	81.1%	74.5%
Cost of sales — other	15,812	12,132	3,680	30.3%
Subscriber acquisition costs	678,475	781,643	(103,168)	(13.2%)
General and administrative	226,064	184,944	41,120	22.2%
% of Total revenue	5.5%	5.5%
Non-cash, stock-based compensation	—	1,180	(1,180)	(100.0%)
Depreciation and amortization	359,463	224,539	134,924	60.1%

Total costs and expenses	3,495,858	3,051,326	444,532	14.6%

Operating income (loss)	623,628	306,183	317,445	103.7%

Other income (expense):
Interest income	17,327	26,659	(9,332)	(35.0%)
Interest expense, net of amounts capitalized	(184,374)	(274,848)	90,474	(32.9%)
Gain on insurance settlement	134,000	—	134,000	NM
Other	34,082	(11,709)	45,791	NM

Total other income (expense)	1,035	(259,898)	260,933	NM

Income (loss) before income taxes	624,663	46,285	578,378	NM
Income tax benefit (provision), net	548,388	(3,855)	552,243	NM

Net income (loss)	$1,173,051	$42,430	$1,130,621	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	11.455	10.125	1.330	13.1%

DISH Network subscriber additions, gross (in millions)	1.599	1.634	(0.035)	(2.1%)

DISH Network subscriber additions, net (in millions)	0.550	0.700	(0.150)	(21.4%)

Monthly churn percentage	1.57%	1.60%	(0.03%)	(1.9%)

Average revenue per subscriber (“ARPU”)	$57.74	$53.71	$4.03	7.5%

Average subscriber acquisition costs per subscriber (“SAC”)	$424	$478	$(54)	(11.3%)

Equivalent average subscriber acquisition costs per subcriber (“Equivalent SAC”)	$645	$590	$55	9.3%

EBITDA	$1,151,173	$519,013	$632,160	121.8%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $3.883 billion for the six months ended June 30, 2005, an increase of $729.4 million or 23.1% compared to the same period in 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per DISH Network subscriber was approximately $57.74 during the six months ended June 30, 2005 and approximately $53.71 during the same period in 2004. The $4.03 or 7.5% increase in ARPU is primarily attributable to price increases of up to $3.00 in February 2005 and $2.00 in February 2004 on some of our most popular packages, a reduction in the number of DISH Network subscribers receiving subsidized programming though our free and discounted programming promotions, and higher equipment rental fees resulting from increased penetration of our equipment leasing programs. This increase was also attributable to the increased availability of local channels by satellite, and our relationship with SBC, including revenues from equipment sales, installation and other services related to that agreement.
Equipment sales. For the six months ended June 30, 2005, “Equipment sales” totaled $187.3 million, an increase of $25.0 million or 15.4% compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider, partially offset by decreases in sales of DBS accessories domestically and non-DISH Network digital receivers sold to other international customers.
Subscriber-related expenses. “Subscriber-related expenses” totaled $2.000 billion during the six months ended June 30, 2005, an increase of $327.9 million or 19.6% compared to the same period in 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 51.5% and 53.0% of “Subscriber-related revenue” during the six months ended June 30, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from increases in “Subscriber-related revenue” together with a decrease in costs associated with our installation and in-home service operations. This decrease also resulted from an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with this program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. The decrease in the expense to revenue ratio also resulted from an approximate $13.0 million charge during the six months ended June 30, 2004. The decrease was partially offset by increases in our programming costs, the cost of equipment sales, and expenses related to installation and other services, from our relationship with SBC, and costs associated with our call center operations.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $63.9 million during the six months ended June 30, 2005, a $10.3 million or 19.2% increase compared to the same period in 2004. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed, certain operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively, and increases in our satellite lease payment obligations for AMC-2. The increase was partially offset by a non-recurring credit received from a vendor during the six months ended June 30, 2005. “Satellite and transmission expenses” totaled 1.6% and 1.7% of “Subscriber-related revenue” during the six months ended June 30, 2005 and 2004, respectively. The decrease in the expense to revenue ratio principally resulted from the vendor credits discussed above and the increase in our “Subscriber-related revenue” during the period. This decrease was partially offset by the higher operational costs discussed above.
Cost of sales — equipment. “Cost of sales — equipment” totaled $151.9 million during the six months ended June 30, 2005, an increase of $31.0 million or 25.6% compared to the same period in 2004. This increase related primarily to the increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider discussed above. This increase was partially offset by decreases in sales of DBS accessories domestically and non-DISH Network digital receivers sold to other international customers discussed above, and a $6.7 million defective equipment write-off during the six months ended June 30, 2004. “Cost of sales — equipment” represented 81.1% and 74.5% of “Equipment sales,” during the six months ended June 30, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales to the international DBS

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
service provider and other international customers, and on sales of DBS accessories, due to sales price reductions and increased sales of lower margin accessories.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $678.5 million for the six months ended June 30, 2005, a decrease of $103.2 million or 13.2% compared to the same period in 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers, a decrease in gross DISH Network subscriber additions, and an increase in the number of co-branded subscribers acquired during the six months ended June 30, 2005 as compared to the same period during 2004.
SAC and Equivalent SAC. SAC was approximately $424 for the six months ended June 30, 2005 and approximately $478 during the same period in 2004. The $54, or 11.3% decrease in SAC was primarily attributable to a greater number of DISH Network subscribers participating in our equipment lease program, partially offset by the factors contributing to the increase in Equivalent SAC discussed below.
Penetration of our equipment lease program for new subscribers increased during the six months ended June 30, 2005 compared to the same period in 2004. The value of equipment capitalized under our lease program for new subscribers totaled approximately $392.9 million and $209.4 million for the six months ended June 30, 2005 and 2004, respectively. Payments we received in connection with equipment not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we made that equipment available for sale rather than redeploying it through the lease program, totaled approximately $40.1 million and $27.8 million during the six months ended June 30, 2005 and 2004, respectively. If we included those amounts in our calculation of SAC, our Equivalent SAC would have been approximately $645 during the six months ended June 30, 2005 compared to $590 during the same period in 2004, an increase of $55, or 9.3%. This increase is primarily attributable to a greater number of SuperDISH installations, and more DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, digital video recorders and high definition receivers. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in Equivalent SAC was also attributable to higher costs for acquisition advertising and promotional incentives paid to our independent dealer network, partially offset by the increase in the number of co-branded subscribers acquired during 2005 (primarily in the first quarter) as compared to 2004.
General and administrative expenses. “General and administrative expenses” totaled $226.1 million during the six months ended June 30, 2005, an increase of $41.1 million or 22.2% compared to the same period in 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.5% of “Total revenue” during each of the six months ended June 30, 2005 and 2004.
Depreciation and amortization. “Depreciation and amortization” expense totaled $359.5 million during the six months ended June 30, 2005, a $134.9 million or 60.1% increase compared to the same period in 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively, contributed to this increase.
Interest expense, net of amounts capitalized. “Interest expense” totaled $184.4 million during the six months ended June 30, 2005, a decrease of $90.5 million, or 32.9% compared to the same period in 2004. This decrease primarily resulted from a decrease in prepayment premiums and write-off of debt issuance costs totaling approximately $78.4

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
million, and a net reduction in interest expense of approximately $30.9 million related to the redemption, repurchases and refinancing of our previously outstanding senior debt during 2004. This decrease was partially offset by $16.9 million of additional interest expense during 2005 associated with our capital lease obligations for the AMC-15 and AMC-16 satellites.
Gain on insurance settlement. During March 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. The $134.0 million received in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” during the six months ended June 30, 2005.
Other. “Other” income totaled $34.1 million during the six months ended June 30, 2005, an increase of $45.8 million compared to “Other” expense of $11.7 million during the same period in 2004. The increase primarily resulted from an approximate $35.1 million unrealized gain for the change in fair value of a non-marketable strategic investment accounted for at fair value during the six months ended June 30, 2005. “Other” expense during the six months ended June 30, 2004 includes an $8.5 million net realized loss on the sale of investments which also contributed to the comparative current period increase.
Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $1.151 billion during the six months ended June 30, 2005, compared to $519.0 million during the same period in 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses, the “Gain on insurance settlement” and the increase in “Other” income discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $458.9 million and $225.6 million during the six months ended June 30, 2005 and 2004, respectively. The following table reconciles EBITDA to the accompanying financial statements:

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands)
EBITDA	$1,151,173	$519,013
Less:
Interest expense, net	167,047	248,189
Income tax provision (benefit), net	(548,388)	3,855
Depreciation and amortization	359,463	224,539

Net income (loss)	$1,173,051	$42,430

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
Income tax benefit (provision), net. Our “Income tax benefit, net” was $548.4 million during the six months ended June 30, 2005, an increase of $552.2 million compared to an “Income tax (provision), net” of $3.9 million during the same period in 2004. This increase was primarily related to an approximate $592.8 million credit to our provision for income taxes resulting from the reversal of our recorded valuation allowance for those deferred tax assets that we believe will become realizable (see Note 3 to the Condensed Consolidated Financial Statements).
Net income (loss). “Net income” was $1.173 billion during the six months ended June 30, 2005, an increase of $1.131 billion compared to $42.4 million for the same period in 2004. The increase was primarily attributable to the reversal of our recorded valuation allowance for deferred tax assets, higher “Operating income,” the “Gain on insurance settlement,” lower “Interest expense, net of amounts capitalized” and the increase in “Other” income resulting from the factors discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of June 30, 2005 totaled $1.450 billion, including approximately $57.8 million of restricted cash and marketable investment securities, compared to $1.213 billion, including $57.6 million of restricted cash and marketable investment securities as of December 31, 2004. As previously discussed, during March 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite. As of June 30, 2005, we had received all of the $240.0 million due under the settlement, which increased our unrestricted cash and marketable investment securities during the period. Repurchases of our Class A common stock reduced our unrestricted cash and marketable investment securities by approximately $130.5 million during the six months ended June 30, 2005.
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
Free cash flow was $230.6 million and $149.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase from 2004 to 2005 of approximately $81.4 million, or 54.6%, resulted from an increase in “Net cash flows from operating activities” of approximately $396.2 million, or 84.1%, offset by a 97.8% increase in “Purchases of property and equipment,” or approximately $314.8 million. The increase in “Net cash flows from operating activities” was primarily attributable to higher net income during the six months ended June 30, 2005 compared to the same period in 2004, partially offset by less cash generated from changes in operating assets and liabilities in 2005 as compared to 2004. Cash flow from changes in operating assets and liabilities was $73.6 million during the six months ended June 30, 2005 compared to $169.5 million for the same period in 2004, a decrease of $95.9 million, or 56.6%. This decrease resulted from decreases in cash flows from net changes in (i) deferred revenue primarily attributable to equipment sales to SBC which commenced during the first quarter of 2004, (ii) accrued expenses and (iii) accounts payable. The decrease in cash flows from changes in operating assets and liabilities was partially offset by an increase in cash flows from net changes in (i) inventory, (ii) accounts receivable and (iii) noncurrent assets primarily attributable to equipment sales to SBC. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for (i) equipment under our lease programs, (ii) satellite construction and (iii) general expansion to support the growth of the DISH Network. The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Free cash flow	$230,618	$149,239
Add back:
Purchases of property and equipment	636,807	322,022

Net cash flows from operating activites	$867,425	$471,261

During the six months ended June 30, 2005 and 2004, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed

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
As of June 30, 2005 and December 31, 2004, we had unrealized gains net of related tax effect of approximately $6.4 million and $51.8 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the six months ended June 30, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. During the six months ended June 30, 2005 and 2004, we realized net gains of approximately $1.2 million and net losses of $8.5 million on sales of marketable and non-marketable investment securities, respectively. Realized gains and losses are accounted for on the specific identification method.
Our approximately $1.450 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $131.5 million and $174.3 million as of June 30, 2005 and December 31, 2004, respectively. Our portfolio generally, and our strategic investments

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
We also have strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. These equity securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of the investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of June 30, 2005 and December 31, 2004, we had $94.3 million and $90.4 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively, of which $52.7 million is accounted for under the cost method. During the six months ended June 30, 2005 and 2004, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statement of Operations. As of June 30, 2005, the fair value of the investment was approximately $44.8 million based on the trading price of the issuer’s shares on that date, and we recognized a pre-tax unrealized gain of approximately $35.1 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares upon conversion.
Our ability to realize value from our strategic investments is dependent on the success of the issuer’s business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them.
Subscriber Turnover
Our percentage monthly subscriber churn for the six months ended June 30, 2005 was approximately 1.57%, compared to our percentage monthly subscriber churn for the same period in 2004 of approximately 1.60%. Our subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in competition from digital cable and video services offered by regional bell operating companies, cable bounties, piracy, and increasingly complex products. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
We currently offer local broadcast channels in approximately 163 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first quarter of 2006, and operation of our EchoStar V satellite at the 129 degree orbital location. If regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
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
Subscriber Acquisition and Retention Costs
Our subscriber acquisition and retention costs can vary significantly from period to period which can in turn cause significant variability to our net income (loss) and free cash flow between periods. Our “Subscriber acquisition costs,” SAC and “Subscriber-related expenses” may materially increase to the extent that we introduce more aggressive promotions in the future if we determine they are necessary to respond to competition, or for other reasons.
During the six months ended June 30, 2005 we typically leased equipment to new subscribers, while during the same period in 2004 we more often sold subsidized equipment to new subscribers. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” and SAC declined. In the event we continue to increase penetration of our equipment lease program for new subscribers, our capital expenditures will continue to increase while our “Subscriber acquisition costs” and SAC will continue to be positively impacted.
The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace some, or all subscriber equipment periodically as technology changes, and the associated costs will be substantial. For example, we have begun a migration to 8PSK modulation, and we are considering a migration over time to MPEG-4 compression technology, both of which, to the extent implemented, will result in more efficient use of available bandwidth. We have not yet determined the extent to which we will convert our system to these new technologies, or the period of time over which the conversions will occur. To the extent those migrations render existing equipment obsolete, we would cease to benefit from the Equivalent SAC reduction associated with redeployment of that returned lease equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. To the extent we subsidize those costs, SAC and Equivalent SAC will increase as well. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming successful launch of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment. We generally lease receivers and subsidize installation of EchoStar receiver systems under these subscriber retention programs. As discussed above, we will have to upgrade or replace subscriber equipment periodically as technology changes. As a consequence, our retention costs for subscribers that currently own equipment, which are included in “Subscriber-related expenses,” and our capital expenditures related to our equipment lease program for existing subscribers, will increase, at least in the short term, to the extent we subsidize the costs of those upgrades and replacements. Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers HD receivers or EchoStar receivers with other enhanced technologies, or for other reasons.
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
Obligations and Future Capital Requirements
As of June 30, 2005, our purchase obligations, primarily consisting of binding purchase orders for EchoStar receiver systems and related equipment, and products and services related to the operation of our DISH Network totaled approximately $1.547 billion. These obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements. The future maturities of our satellite-related obligations and operating leases did not change materially during the six months ended June 30, 2005. During the six months ended June 30, 2005, we entered into an agreement to purchase the Rainbow 1 satellite and related assets for $200 million contingent upon approval by the FCC and other closing conditions. This amount is not included in our satellite-related obligations as of December 31, 2004.
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
amount of capital required will also depend on our levels of investment necessary to support possible strategic initiatives. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of general economic downturn, among other factors. These factors could require that we raise additional capital in the future.
From time to time, we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital. Our Board of Directors has approved the repurchase of up to $1.0 billion of our Class A common stock, which could require that we raise additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of June 30, 2005, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $1.450 billion. Of that amount, a total of approximately $1.214 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2005 of approximately 2.9%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $3.5 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At June 30, 2005, $1.318 billion of our restricted and unrestricted cash, cash equivalents and marketable investment securities was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.
Included in our marketable investment securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of June 30, 2005, we held strategic and financial debt and equity investments of public companies with a fair market value of approximately $131.5 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair market value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $13.2 million decrease in the fair market value of that portfolio. The fair market value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Condensed Consolidated Statement of Operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — Continued
than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.
As of June 30, 2005, we had unrealized gains net of related tax effect of approximately $6.4 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the six months ended June 30, 2005, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net gains of approximately $1.2 million on sales of marketable and non-marketable investment securities. Realized gains and losses are accounted for on the specific identification method. During the six months ended June 30, 2005, our portfolio generally, and our strategic investments particularly, have experienced and continue to experience volatility. If the fair market value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.
We also have strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. These equity securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of the investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of June 30, 2005, we had $94.3 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively, of which $52.7 million is accounted for under the cost method. During the six months ended June 30, 2005, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statement of Operations. We estimate the fair value of the investment using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model. As of June 30, 2005, the fair value of the investment was approximately $44.8 million based on the trading price of the issuer’s shares on that date, and we recognized a pre-tax unrealized gain of approximately $35.1 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares upon conversion. The issuer’s publicly traded shares have experienced, and will continue to experience volatility. The fair value of this investment can be significantly impacted by the risk of adverse changes in the issuer’s share price, currency exchange rates, and to a lesser extent, interest rates. A hypothetical 10% adverse change in the price of the issuer’s common shares, or in the Euro to U.S. dollar currency exchange rate, would result in an approximate $4.5 million decrease in the fair value of this investment.
Our ability to realize value from our strategic investments is dependent on the success of the issuer’s business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them.
As of June 30, 2005, we estimated the fair value of our fixed-rate debt and capital lease obligations, mortgages and other notes payable to be approximately $5.931 billion using quoted market prices where available, and third party valuations or discounted cash flow analyses when it was practicable to do so. The interest rates assumed in these

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — Continued
discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $178.4 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2005, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $37.9 million.
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
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. During March 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs – Fox and the independent affiliate groups associated with each of the four networks.
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

PART II — OTHER INFORMATION
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. On April 13, 2005, Plaintiffs filed a motion asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. We responded on April 25, 2005. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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

PART II — OTHER INFORMATION
TiVo Inc.
During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the ‘685 patent), 6,208,804 (the ‘804 patent) and 6,173,112 (the ‘112 patent). These patents relate to DVR technology.
Acacia
In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.
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
Forgent
In July of 2005, Forgent Networks, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 ( the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION
California Action
A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted during December 2004 and February 2005. The Court subsequently denied Plaintiff’s motion for class certification. The Plaintiff has appealed this decision. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION
StarBand Shareholder Lawsuit
During August 2002, a limited group of shareholders in StarBand, a broadband Internet satellite venture in which we invested, filed an action in the Delaware Court of Chancery against us and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against us and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and our position as a shareholder, in StarBand. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On July 21, 2005, the Delaware Supreme Court affirmed the Chancery Court’s judgment.
Enron Commercial Paper Investment Complaint
During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim, which motion was denied but may be subject to an appeal. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama, asserting causes of action for breach of contract, negligent misrepresentation, intentional and reckless misrepresentation, and non-disclosure based on a 2003 contract with us. The action was transferred to the United States District Court for the District of Colorado. Thereafter, we filed a motion to dismiss which is currently pending. The Court recently permitted CCN to amend its complaint to assert the same claims based on a 2000 contract with us. CCN claims approximately $20.0 million in damages plus punitive damages, attorney fees and costs. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

\

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2005 through July 31, 2005.

				Maximum Approximate
	Total		Total Number of	Dollar Value of
	Number of		Shares Purchased as	Shares that May Yet
	Shares	Average	Part of Publicly	be Purchased Under
	Purchased	Price Paid	Announced Plans or	the Plans or
Period	(a)	per Share	Programs	Programs (b)
		(In thousands, except share data)
January 1 — January 31, 2005	—	$—	—	$1,000,000
February 1 — February 28, 2005	90,000	$28.96	90,000	$997,394
March 1 — March 31, 2005	1,368,200	$28.71	1,368,200	$958,117
April 1 — April 30, 2005	859,633	$28.85	859,633	$933,314
May 1 — May 31, 2005	2,225,700	$28.59	2,225,700	$869,679
June 1 — June 30, 2005	7,000	$29.01	7,000	$869,476
July 1 — July 31, 2005	595,200	$28.80	595,200	$852,333

Total	5,145,733	$28.70	5,145,733	$852,333

(a)	During the period from January 1, 2005 through July 31, 2005 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on September 1, 2004 which expires on the earlier of August 31, 2005 or when an aggregate amount of $1.0 billion of stock has been purchased. We may elect not to purchase the maximum amount of shares allowable under this plan and we may also enter into additional Rule 10b5-1 plans to facilitate the share repurchases authorized by our Board of Directors. All purchases may be through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the period from January 1, 2005 through July 31, 2005. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes.
Item 5. OTHER INFORMATION
We held our 2004 Annual Meeting of Shareholders on May 6, 2004. We anticipate holding our 2005 Annual Meeting of Shareholders on Thursday, October 6, 2005. In light of the foregoing and in accordance with Rules 14a-5(f) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) we will consider shareholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act in connection with our 2005 Annual Meeting to have been submitted in a timely fashion if such proposals were received by us at our principal offices no later than April 26, 2005. A notice of shareholder proposal submitted outside the processes of Rule 14a-8 of the Exchange Act will be considered untimely after July 10, 2005. We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. However, to allow a reasonable time for shareholders to submit proposals, we intend to make reasonable efforts to include in the proxy materials any appropriate proposal not subject to exclusion under the applicable SEC rules, received on or before August 15, 2005. We expect to mail our Annual Report to Shareholders for the year ended December 31, 2004 along with the Notice and Proxy Statement of the 2005 Annual Meeting on or about August 24, 2005.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
(a) Exhibits.

10.1	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar.***

10.2	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar.***

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2005

Exhibit Index

10.1	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar.***

10.2	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar.***

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.