Form 10-Q
period 2005-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 2005-11-08
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑  No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 31, 2005, the Registrant’s outstanding common stock consisted of 211,567,477 shares of Class A common stock and 238,435,208 Shares of Class B common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers; new competitors, including telephone companies, are entering the subscription television business, and new technologies, including video over the internet, are likely to further increase competition;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on the Telecommunications Act of 1996 As Amended (“Communications Act”) and Federal Communications Commission (“FCC”) program access rules to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or may force us to incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charlie W. Ergen, our chairman and chief executive officer, and other executives; we do not maintain “key man” insurance;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

i

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2004, and while there has been no material change in our internal control over financial reporting during the nine months ended September 30, 2005, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

ii

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	September 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$1,012,522	$704,560
Marketable investment securities	504,986	451,073
Trade accounts receivable, net of allowance for uncollectible accounts of $10,086 and $9,542, respectively	471,011	478,310
Inventories, net (Note 4)	236,322	271,581
Insurance receivable (Note 6)	—	106,000
Current deferred tax assets (Note 3)	124,483	—
Other current assets	154,400	101,784

Total current assets	2,503,724	2,113,308
Restricted cash and marketable investment securities	67,909	57,552
Property and equipment, net of accumulated depreciation of $1,976,462 and $1,560,902, respectively	3,188,589	2,640,168
FCC authorizations	739,326	739,326
Long-term deferred tax assets (Note 3)	514,966	—
Intangible assets, net (Note 8)	235,822	240,186
Other noncurrent assets, net	282,881	238,737

Total assets	$7,533,217	$6,029,277

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$290,425	$247,698
Deferred revenue and other	717,525	757,302
Accrued programming	688,870	604,934
Other accrued expenses	440,417	416,869
Current portion of capital lease and other long-term obligations (Note 9)	45,941	45,062

Total current liabilities	2,183,178	2,071,865

Long-term obligations, net of current portion:
5¾% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9⅛% Senior Notes due 2009	441,964	446,153
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5¾% Senior Notes due 2008	1,000,000	1,000,000
6⅜% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6⅝% Senior Notes due 2014	1,000,000	1,000,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 9)	438,217	286,673
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	230,033	277,798

Total long-term obligations, net of current portion	6,135,214	6,035,624

Total liabilities	8,318,392	8,107,489

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 249,999,640 and 249,028,664 shares issued, 213,287,425 and 217,235,150 shares outstanding, respectively	2,500	2,490
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,865,697	1,764,973
Accumulated other comprehensive income (loss)	3,133	53,418
Accumulated earnings (deficit)	(1,519,562)	(2,901,477)
Treasury stock, at cost	(1,139,327)	(1,000,000)

Total stockholders’ equity (deficit)	(785,175)	(2,078,212)

Total liabilities and stockholders’ equity (deficit)	$7,533,217	$6,029,277

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenue:
Subscriber-related revenue	$2,007,592	$1,733,494	$5,891,030	$4,887,506
Equipment sales	98,724	97,777	286,056	260,107
Other	21,905	31,342	70,621	72,509

Total revenue	2,128,221	1,862,613	6,247,707	5,220,122

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 12)	986,693	929,008	2,987,023	2,601,450
Satellite and transmission expenses (exclusive of depreciation shown below — Note 12)	34,239	28,697	98,092	82,259
Cost of sales — equipment	82,906	85,659	234,767	206,543
Cost of sales — other	4,811	11,431	20,623	23,563
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 12)	23,641	90,361	95,080	399,246
Other subscriber promotion subsidies	330,690	256,389	855,540	666,167
Subscriber acquisition advertising	48,234	30,354	130,420	93,334

Total subscriber acquisition costs	402,565	377,104	1,081,040	1,158,747
General and administrative	116,250	101,817	342,314	286,761
Non-cash, stock-based compensation	—	—	—	1,180
Depreciation and amortization (Note 12)	208,873	133,973	568,336	358,512

Total costs and expenses	1,836,337	1,667,689	5,332,195	4,719,015

Operating income (loss)	291,884	194,924	915,512	501,107

Other income (expense):
Interest income	12,668	7,868	29,995	34,527
Interest expense, net of amounts capitalized	(94,022)	(92,176)	(278,396)	(367,024)
Gain on insurance settlement (Note 6)	—	—	134,000	—
Other	7,342	(1,516)	41,424	(13,225)

Total other income (expense)	(74,012)	(85,824)	(72,977)	(345,722)

Income (loss) before income taxes	217,872	109,100	842,535	155,385
Income tax benefit (provision), net (Note 3)	(9,008)	(6,839)	539,380	(10,694)

Net income (loss)	$208,864	$102,261	$1,381,915	$144,691

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	451,732	454,556	453,358	467,065

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	483,792	457,803	485,536	470,781

Net income (loss) per share:
Basic net income (loss)	$0.46	$0.22	$3.05	$0.31

Diluted net income (loss)	$0.46	$0.22	$2.92	$0.31

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$1,381,915	$144,691
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	568,336	358,512
Equity in losses (earnings) of affiliates	(385)	(100)
Realized and unrealized losses (gains) on investments	(46,567)	6,955
Gain on insurance settlement (Note 6)	(134,000)	—
Non-cash, stock-based compensation recognized	—	1,180
Deferred tax expense (benefit) (Note 3)	(569,214)	6,899
Amortization of debt discount and deferred financing costs	4,734	16,593
Change in noncurrent assets	6,845	(91,656)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(29,197)	112,206
Other, net	3,919	5,604
Changes in current assets and current liabilities, net	185,633	193,700

Net cash flows from operating activities	1,372,019	754,584

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(553,793)	(1,631,358)
Sales and maturities of marketable investment securities	462,490	3,587,163
Purchases of property and equipment	(951,994)	(638,841)
Proceeds from insurance settlement (Note 6)	240,000	—
Change in cash reserved for satellite insurance	—	75,664
Change in restricted cash and marketable investment securities	(16,677)	(10)
Asset acquisition	—	(238,610)
FCC auction deposits	(4,245)	(26,684)
Purchase of technology-based intangibles	(25,500)	—
Purchase of strategic investments	(24,878)	(6,900)
Other	(524)	468

Net cash flows from investing activities	(875,121)	1,120,892

Cash Flows From Financing Activities:
Proceeds from issuance of 3% Convertible Subordinated Note due 2011	—	25,000
Redemption of 9⅜% Senior Notes due 2009	—	(1,423,351)
Repurchase of 9⅛% Senior Notes due 2009	(4,189)	(8,847)
Class A common stock repurchases (Note 10)	(152,464)	(809,609)
Repayment of capital lease obligations, mortgages and other notes payable	(41,467)	(6,268)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	9,184	8,438

Net cash flows from financing activities	(188,936)	(2,214,637)

Net increase (decrease) in cash and cash equivalents	307,962	(339,161)
Cash and cash equivalents, beginning of period	704,560	1,290,859

Cash and cash equivalents, end of period	$1,012,522	$951,698

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$222,244	$276,533

Capitalized interest	$5,264	$1,947

Cash received for interest	$23,981	$48,231

Cash paid for income taxes	$8,280	$5,337

Assumption of net operating liabilities in asset acquisition	$—	$25,685

Assumption of liabilities and long-term deferred revenue	$—	$69,357

Employee benefits paid in Class A common stock	$13,055	$16,375

Satellite financed under capital lease obligation (Note 9)	$191,950	$—

Vendor financing	$1,940	$6,519

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
(Unaudited)

1.     Organization and Business Activities
Principal Business
EchoStar Communications Corporation (“ECC”) is a holding company. Its subsidiaries (which together with ECC are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two interrelated business units:
•	The DISH Network — which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.
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
2.     Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) and all of our other reports filed with the SEC after such date and through the date of this report.
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income (loss)	$208,864	$102,261	$1,381,915	$144,691
Foreign currency translation adjustments	(101)	19	(694)	(162)
Unrealized holding gains (losses) on available-for-sale securities	(1,222)	12,277	(43,161)	(5,359)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(5,235)	(1,342)	(5,251)	(34,147)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	2,260	—	(1,179)	—

Comprehensive income (loss)	$204,566	$113,215	$1,331,630	$105,023

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
The potential dilution from our subordinated notes convertible into common stock was computed using the if-converted method, and the potential dilution from stock options exercisable into common stock was computed using the treasury stock method based on the average market value of our Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted net income (loss) per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$208,864	$102,261	$1,381,915	$144,691
Interest on subordinated notes convertible into common shares, net of related tax effect	11,537	—	34,611	—

Numerator for diluted net income (loss) per share	$220,401	$102,261	$1,416,526	$144,691

Denominator:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	451,732	454,556	453,358	467,065
Dilutive impact of options outstanding	1,695	3,247	1,813	3,716
Dilutive impact of subordinated notes convertible into common shares	30,365	—	30,365	—

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	483,792	457,803	485,536	470,781

Net income (loss) per share:
Basic net income (loss)	$0.46	$0.22	$3.05	$0.31

Diluted net income (loss)	$0.46	$0.22	$2.92	$0.31

Shares of Class A common stock issuable upon conversion of:
5¾% Convertible Subordinated Notes due 2008	23,100	23,100	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011	399	399	399	399
As of September 30, 2005, there were approximately 8.0 million outstanding options to purchase shares of Class A common stock not included in the above denominator as their effect is antidilutive. Further, as of September 30, 2005, there were options to purchase approximately 11.4 million shares of our Class A common stock, and rights to acquire approximately 548,000 shares of our Class A common stock (“Restricted Performance Units”), outstanding under our long term incentive plans not included in the above denominator. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved, and as a consequence, are not included in the diluted EPS calculation.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income (loss), as reported	$208,864	$102,261	$1,381,915	$144,691
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	—	—	1,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,260)	(6,259)	(10,585)	(16,982)

Pro forma net income (loss)	$205,604	$96,002	$1,371,330	$128,848

Basic income (loss) per share, as reported	$0.46	$0.22	$3.05	$0.31

Diluted income (loss) per share, as reported	$0.46	$0.22	$2.92	$0.31

Pro forma basic income (loss) per share	$0.46	$0.21	$3.02	$0.28

Pro forma diluted income (loss) per share	$0.45	$0.21	$2.90	$0.27

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
Options to purchase 6.6 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 4.8 million shares pursuant to long-term incentive plans under our 1999 Stock Incentive Plan (the “2005 LTIP”) were outstanding as of September 30, 2005. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.95 under our 1999 LTIP and $29.42 under our 2005 LTIP. Further, pursuant to the 2005 LTIP, there were also approximately 548,000 outstanding Restricted Performance Units as of September 30, 2005. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the nine months ended September 30, 2005 related to these long-term options and Restricted Performance Units. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our Condensed Consolidated Statements of Operations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

3.     Reversal of Deferred Tax Asset Valuation Allowance
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Condensed Consolidated Balance Sheets, as well as operating loss, tax credit and other carry-forwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We had income before taxes for the nine months ended September 30, 2005, and for the years ended December 31, 2004 and 2003. We concluded the recoverability of certain of our deferred tax assets is more likely than not, and accordingly, on June 30, 2005, we reversed our recorded valuation allowance for those deferred tax assets that we believe will become realizable in future years, less approximately $144.3 million which includes deferred tax assets expected to be utilized to offset taxable income during the remainder of 2005 and capital loss and other credit carry-forwards which begin to expire in the year 2006. The second quarter 2005 reversal of our valuation allowance resulted in an approximate $592.8 million credit to our provision for income taxes during the nine months ended September 30, 2005, or $1.31 per basic share and $1.22 per diluted share. Further, we reversed an additional net amount of approximately $72.6 million from our remaining recorded tax valuation allowance related to income before taxes generated during the three months ended September 30, 2005. As a result, net income increased by a corresponding amount.
As of September 30, 2005, we had current and long-term net deferred tax assets of approximately $639.4 million compared to a current and long-term net deferred tax liability of approximately $20.1 million as of December 31, 2004. The increase in our current and long-term net deferred tax assets was primarily related to our reduction in the valuation allowance recorded against our net deferred tax assets as follows (in thousands):

Valuation Allowance as of December 31, 2004	$(1,001,974)
Decrease of valuation allowance for current period deferred tax activity within the tax provision during the nine months ended September 30, 2005	259,098
Valuation allowance offsetting deferred tax asset adjustments for filed returns	(12,205)
Decrease of valuation allowance for tax-effected changes in stockholders’ equity during the nine months ended September 30, 2005	4,170
Credit to stockholders’ equity related to reversal of valuation allowance	74,261
Credit to provision for income taxes related to reversal of valuation allowance	592,804

Valuation Allowance as of September 30, 2005	$(83,846)

If we are unable to generate sufficient future taxable income through operating results, or if our estimates of expected future taxable income change significantly, a portion or all of our deferred tax assets may have to be reserved through adjustments to net income.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

4.     Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2005	2004
	(In thousands)
Finished goods — DBS	$132,088	$159,350
Raw materials	77,671	68,144
Work-in-process — service repair	25,439	40,720
Work-in-process	10,813	11,112
Consignment	419	2,644
Inventory allowance	(10,108)	(10,389)

Inventories, net	$236,322	$271,581

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
Some of our investments in marketable securities have declined below our cost. The following table reflects the length of time that the individual securities have been in a continuous unrealized loss position, aggregated by investment category, where those declines are considered temporary in accordance with our policy:

	As of September 30, 2005
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$—	$—	$19,812	$(186)	$100,878	$(1,062)	$120,690	$(1,248)
Corporate equity securities	—	—	50,437	(19,481)	—	—	50,437	(19,481)

Total	$—	$—	$70,249	$(19,667)	$100,878	$(1,062)	$171,127	$(20,729)

	As of December 31, 2004
Government bonds	$—	$—	$143,928	$(1,377)	$50,759	$(692)	$194,687	$(2,069)

Government Bonds. The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. At September 30,

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

2005 and December 31, 2004, maturities on these government bonds ranged from one to nine months. We have the ability and intent to hold these investments until maturity when the Government is required to redeem them at their full face value. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2005 or December 31, 2004.
Corporate Equity Securities. The unrealized loss on our investments in corporate equity securities represents an investment in the marketable common stock of a company in the home entertainment industry. We believe the unrealized loss is generally attributable to market uncertainty surrounding the company’s business outlook. However, after evaluating, among other factors, the company, the length of time the investment has been in a loss position and recent analyst reports, we believe that it is currently undervalued. Although there is significant risk the investment will not recover its full value, we are not aware of any specific factors which indicate the unrealized loss is other than temporary. We continue to evaluate the company’s performance, and if the fair market value of our investment remains below its cost basis as of the year ended December 31, 2005, we will recognize an impairment on this investment as a charge to earnings, absent specific factors to the contrary, in accordance with our policies discussed above.
As of September 30, 2005 and December 31, 2004, we had unrealized gains net of related tax effect of approximately $2.2 million and $51.8 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. During the nine months ended September 30, 2005 and 2004, we realized net gains of approximately $8.7 million and net losses of $7.0 million on sales of marketable and non-marketable investment securities, respectively. Realized gains and losses are accounted for on the specific identification method.
Our approximately $1.585 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $113.0 million and $174.3 million as of September 30, 2005 and December 31, 2004, respectively. Our portfolio generally, and our strategic investments particularly, have experienced and continue to experience volatility. If the fair market value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.
We also have strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under the equity method or cost method of accounting, or as available-for-sale. These equity securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of the investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of September 30, 2005 and December 31, 2004, we had $98.1 million and $90.4 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively, of which $52.7 million is accounted for under the cost method. During the nine months ended September 30, 2005 and 2004, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statement of Operations. As of September 30, 2005, the fair value of the investment was approximately $50.6 million based on the trading price of the issuer’s shares on that date, and we recognized a pre-tax unrealized gain of approximately $40.9 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares.
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
6.     Settlement of EchoStar IV Arbitration
During March 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. We also retained title to and use of the EchoStar IV satellite. The $134.0 million received in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” in our Condensed Consolidated Statement of Operations during March 2005. We have received all amounts due under the settlement.
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
EchoStar I and II
EchoStar I and II currently operate at the 148 degree orbital location. Each of these Series 7000 class satellites, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), has 16 transponders that operate at approximately 130 watts of power. While both satellites are currently functioning properly in orbit, similar Lockheed Series 7000 class satellites owned by third parties have experienced total in-orbit failure. While no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures. EchoStar I and II are each equipped with 24 Traveling Wave Tube Amplifiers (“TWTA”), of which 16 are required to support full operation on each satellite. Prior to 2005, anomalies left each satellite with 23 usable TWTAs. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures may impact commercial operation of the satellites.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

EchoStar III
Our EchoStar III satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and the satellite was equipped with a total of 44 TWTAs to provide redundancy. Prior to 2005, nine TWTA pairs failed. During May 2005, an additional TWTA pair failed resulting in a total of 20 failed TWTAs on the satellite to date. As a result, EchoStar III can now operate a maximum of 24 transponders, but due to redundancy switching limitations and specific channel authorizations, it currently can only operate 18 of the 19 FCC authorized frequencies we utilize at the 61.5 degree west orbital location. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. The TWTA failures have not reduced the remaining estimated useful life of the satellite.
EchoStar IV
During July 2005, we relocated our EchoStar IV satellite from our 157 degree orbital location to a third party Mexican DBS orbital slot located at 77 degrees. During the relocation, EchoStar IV experienced a thruster anomaly which has not impacted commercial operation of the satellite. As previously disclosed, EchoStar IV is only capable of operating six of its 44 transponders and is fully depreciated.
EchoStar V
EchoStar V momentum wheel failures in prior years resulted in increased fuel consumption and caused a minor reduction of spacecraft life. During 2005, we determined those anomalies will reduce the life of EchoStar V more than previously estimated, and as a result, we reduced the estimated remaining useful life of the satellite from approximately seven years to approximately six years effective January 2005. EchoStar V has been utilized as an in-orbit spare since February 2003. On June 30, 2005, the FCC approved our request to use this satellite to provide service to the United States from a third party Canadian DBS orbital slot located at 129 degrees. Due to the increase in fuel consumption resulting from the relocation of EchoStar V from the 119 degree orbital location, and our intent to place it into commercial operation at the 129 degree orbital location, effective July 1, 2005, we further reduced the satellite’s estimated remaining useful life from approximately six years to approximately 40 months. These reductions in estimated remaining useful life during 2005 will increase our depreciation expense related to the satellite by approximately $7.7 million in 2005 and by approximately $15.3 million annually thereafter. Prior to 2005, EchoStar V experienced anomalies resulting in the loss of five solar array strings out of a total of 96 available, reducing solar array power to approximately 95% of its original capacity. During August 2005, EchoStar V lost an additional solar array string. The loss is not expected to impact commercial operation of the satellite or its remaining useful life. There can be no assurance that future anomalies will not further impact the useful life or commercial operation of the satellite.
EchoStar VI
EchoStar VI has a total of 112 solar array strings. Approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. Prior to 2005, EchoStar VI lost a total of five solar array strings. During 2005, EchoStar VI experienced anomalies resulting in the loss of 11 additional solar array strings bringing the total number of string losses to 16, and reducing the number of functional solar array strings available to 96. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel, the solar array anomalies will prevent the use of some of those transponders for the full 12-year design life of the satellite. See discussion of evaluation for impairment below. The solar array anomalies have not impacted commercial operation of the satellite or reduced its estimated useful life below 12 years. There can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

EchoStar VIII
During January 2005, one of the computer components in our EchoStar VIII satellite control electronics experienced an anomaly. The processors were successfully reset, during April 2005, restoring full redundancy in the spacecraft control electronics. In July 2005, a thruster experienced a “bubble” event in a propellant line which caused improper pointing of the satellite resulting in a loss of service. Service was restored within several hours and the thruster is currently operating normally. An investigation of the anomaly is continuing. During February 2005, EchoStar VIII lost a solar array string, reducing solar array power to approximately 99% of its original capacity. Until the root cause of these anomalies are determined, there can be no assurance that a repeat of the July 2005 anomaly, or other anomalies, will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. These and other anomalies previously disclosed have not reduced the 12 year estimated design life of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets at least until such time as our EchoStar X satellite is successfully launched and placed in operation, which is currently expected during the first half of 2006. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
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
8.     Goodwill and Intangible Assets
As of September 30, 2005 and December 31, 2004, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2005		December 31, 2004
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$189,426	$(25,692)	$223,873	$(46,852)
Customer relationships	73,298	(27,237)	73,298	(13,493)
Technology-based	32,234	(9,567)	17,181	(17,181)

Total	$294,958	$(62,496)	$314,352	$(77,526)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to twelve years, was $29.9 million for the nine months ended September 30, 2005. For all of 2005, the aggregate amortization expense related to these identifiable assets is estimated to be $39.0 million. The aggregate amortization expense is estimated to be approximately $36.7 million for 2006, $36.1 million for 2007, $22.5 million for 2008, $17.7 million for 2009 and $110.3 million thereafter. In addition, we had approximately $3.4 million of goodwill as of September 30, 2005 and December 31, 2004 which arose from a 2002 acquisition.

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
As of September 30, 2005 and December 31, 2004, we had approximately $551.7 million and $330.8 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” respectively, with related accumulated depreciation of approximately $39.5 million and zero, respectively. Approximately $13.8 million and $39.5 million of depreciation expense related to these satellites was recognized during the three and nine months ended September 30, 2005, respectively, and is included in “Depreciation and amortization” in our Condensed Consolidated Statement of Operations. Future minimum lease payments under our capital lease obligations for our AMC-15 and AMC-16 satellites, together with the present value of net minimum lease payments as of September 30, 2005 are as follows:

For the Year Ending December 31,
2005	$14,460
2006	86,759
2007	86,759
2008	86,759
2009	86,759
Thereafter	432,023

Total minimum lease payments	793,519
Less: Amount representing lease of orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(145,945)

Net minimum lease payments	647,574
Less: Amount representing interest	(205,240)

Present value of net minimum lease payments	442,334
Less: Current portion	(29,248)

Long-term portion of capital lease obligations	$413,086

10.   Stockholders’ Equity (Deficit)
Common Stock Repurchases
During the third quarter of 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock. During the nine months ended September 30, 2005, we purchased approximately 5.3 million shares of our Class A common stock under this plan for approximately $152.5 million.

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
The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

nonetheless receive those channels by satellite. Further, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. The case is stayed pending the District Court’s ruling. A trial date has not been set. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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
During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In August of 2005,

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. Charter has filed a petition for rehearing and the CAFC has asked Broadcom to respond to the petition. Our case remains stayed pending resolution of the Charter case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
TiVo Inc.
During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. The trial has been continued to March 2006 in Marshall, Texas unless TiVo consents to move the trial to Texarkana, Texas for an earlier trial date. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the ‘685 patent), 6,208,804 (the ‘804 patent) and 6,173,112 (the ‘112 patent). These patents relate to digital video recorder (“DVR”) technology. Trial is currently scheduled for February 2007.
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
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. Trial is currently scheduled for May 2007 in Tyler, Texas. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Enron Commercial Paper Investment Complaint
During October 2001, EchoStar received approximately $40.0 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim, which motion was denied but is subject to an appeal. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Bank One
During March 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in the Court of Common Pleas of Franklin County, Ohio alleging breach of a duty to indemnify. Bank One alleges that EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. Bank One alleges that we entered into a guarantee wherein we agreed to pay any indemnity obligation incurred by Bank One. During April 2004, we removed the case to federal court in Columbus, Ohio. We deny the allegations and intend to vigorously defend against the claims. We filed a motion to dismiss the Complaint which was granted in part and denied in part. The Court granted our motion, agreeing we did not owe Bank One a duty to defend the underlying lawsuit. However, the Court denied the motion in that Bank One will be allowed to attempt to prove that we owed Bank One a duty to indemnify. The case is currently in discovery. A trial date has not been set. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama, asserting causes of action for breach of contract, negligent misrepresentation, intentional and reckless misrepresentation, and non-disclosure based on a 2003 contract with us. The action was transferred to the United States District Court for the District of Colorado. The Court permitted CCN to amend its complaint to assert the same claims based on a 2000 contract with us. We have filed motions for summary judgment on all claims in the case. CCN has filed a motion for summary judgment on the issue of liability on its intentional and reckless misrepresentation claim. CCN claims approximately $20.0 million in damages plus punitive damages, attorney fees and costs. Discovery has been concluded but no trial date has been set. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Shareholder Derivative Lawsuit
During March 2005, a shareholder derivative lawsuit was filed against us, our chairman and chief executive officer Charles W. Ergen and the members of our board of directors in the District Court of Douglas County, Colorado. The complaint alleges, among other things, that the members of our board of directors breached their fiduciary duties in connection with the matters that were the subject of our Audit Committee’s review, during late 2004 and early 2005, of recordkeeping and internal control issues relating to certain of our vendor and third party relationships. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
Reauthorization of Satellite Home Viewer Improvement Act
We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets, a second dish is necessary to receive some local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first half of 2006 and continued operation of our EchoStar V satellite at the 129 degree orbital location until that time. Delays in launch or commencement of commercial operation of EchoStar X would likely require us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligation. Further, if regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted. It is too early to make a firm determination of the cost of compliance.
12.   Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Equipment leased to customers	$116,431	$58,939	$298,460	$144,274
Satellites	50,982	33,640	144,941	100,921
Furniture, fixtures and equipment	30,485	27,659	89,536	81,270
Identifiable intangible assets subject to amortization	9,171	11,724	29,864	23,590
Buildings and improvements	1,712	1,155	4,096	3,425
Tooling and other	92	856	1,439	5,032

Total depreciation and amortization	$208,873	$133,973	$568,336	$358,512

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue
DISH Network	$2,057,768	$1,800,342	$6,045,833	$5,071,892
ETC	40,730	36,913	130,918	79,650
All other	32,762	27,635	79,666	74,760
Eliminations	(3,039)	(2,277)	(8,710)	(6,180)

Total revenue	$2,128,221	$1,862,613	$6,247,707	$5,220,122

Net income (loss)
DISH Network	$198,044	$100,967	$1,361,106	$146,284
ETC	(4,538)	(9,336)	(9,617)	(22,674)
All other	15,358	10,630	30,426	21,081

Total net income (loss)	$208,864	$102,261	$1,381,915	$144,691

14.   Related Party
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. During the nine months ended September 30, 2005, we purchased approximately $104.7 million of security access devices from NagraStar. As of September 30, 2005, we were committed to purchase approximately $69.4 million of security access devices from NagraStar.
15.   Subsequent Events
Cablevision Satellite Acquisition
On October 12, 2005, the FCC approved our purchase for $200.0 million of certain satellite assets from Rainbow DBS Co., a subsidiary of Cablevision Systems Corporation. We have agreed to purchase Rainbow 1, a direct broadcast satellite located at 61.5 degrees west longitude, together with rights to 11 DBS frequencies at that location. The satellite includes 13 transponders, up to 12 of which can be operated in “spot beam” mode. Also, as part of this transaction, which is expected to close during the fourth quarter 2005, we will acquire ground facilities and related assets in Black Hawk, S.D.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, DVR fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes and other subscriber revenue. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”) during the first quarter of 2004, “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that agreement. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.
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
“Other” sales. “Other” sales consist principally of revenues from subscription and satellite services from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) that we acquired in April 2004.
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
Cost of sales — other. “Cost of sales — other” principally includes costs related to satellite services and programming and other expenses associated with the C-band subscription television service business of SNG we acquired in April 2004.
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

“Subscriber acquisition costs.” We also exclude payments we receive in connection with equipment that is not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program from our calculation of “Subscriber acquisition costs.”
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
Monthly average revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenues” for the period (total “Subscriber-related revenue” during the period divided by the number of months in the period) by our average DISH Network subscribers for the period. Average DISH Network subscribers are calculated for the period by adding the average DISH Network subscribers for each month and dividing by the number of months in the period. Average DISH Network subscribers for each month are calculated by adding the beginning and ending DISH Network subscribers for the month and dividing by two.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Subscriber churn/subscriber turnover. We are not aware of any uniform standards for calculating subscriber churn and believe presentations of subscriber churn may not be calculated consistently by different companies in the same or similar businesses. We calculate percentage monthly subscriber churn by dividing the number of DISH Network subscribers who terminate service during each month by total DISH Network subscribers as of the beginning of that month. We calculate average subscriber churn for any period by dividing the number of DISH Network subscribers who terminated service during that period by the average number of DISH Network subscribers subject to churn during the period, and further dividing by the number of months in the period. Average DISH Network subscribers subject to churn during the period are calculated by adding the DISH Network subscribers as of the beginning of each month in the period and dividing by the total number of months in the period.
Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.
Impact on metrics of revised SBC agreement. We recently modified and extended our distribution and sales agency agreement with SBC. We believe our overall economic return will be similar under both arrangements. However, the impact of subscriber acquisition on many of our line item business metrics was substantially different under the prior SBC agreement, compared to most other sales channels (including the revised SBC agreement).
Among other things, our “Subscriber-related revenue” will be impacted in a number of respects. Commencing in the fourth quarter of 2005, new subscribers acquired under our SBC agreement will no longer generate equipment sales, installation or other services revenue. However, our programming services revenue will be greater for subscribers acquired under the revised SBC agreement.
Deferred equipment sales revenue relating to subscribers acquired through our prior SBC agreement will continue to have a positive impact on “Subscriber-related revenue” over the estimated average life of those subscribers. Further, development and implementation fees received from SBC will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the previous and revised agreements with SBC.
The changes to our agreement with SBC will also impact ARPU. The magnitude of that impact, and whether ARPU increases or decreases during particular future periods, will depend on the timing and number of subscribers acquired pursuant to the modified agreement with SBC.
Under the revised SBC agreement, we will include costs from equipment and installations in “Subscriber acquisition costs” or in capital expenditures, rather than in “Subscriber-related expenses.” To the extent all other factors remain constant, this will tend to improve operating margins. We will continue to include in “Subscriber-related expenses” the costs deferred from equipment sales made to SBC. These costs will be amortized over the life of the subscribers acquired under the previous SBC agreement.
Since equipment and installation costs previously reflected in “Subscriber-related expenses” will be included in “Subscriber acquisition costs” or in capital expenditures under the revised agreement, to the extent all other factors remain constant, the revised SBC agreement will also cause increases in “Subscriber acquisition costs,” SAC and Equivalent SAC. This will tend to negatively impact free cash flow in the short term if substantial additional subscribers are added through SBC in the future, but we believe that free cash flow will improve over time since better operating margins are expected from those customers under the terms of the revised SBC agreement. We also expect that the historical negative impact on subscriber turnover from subscribers acquired pursuant to our agreement with SBC will decline.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2005	2004	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$2,007,592	$1,733,494	$274,098	15.8%
Equipment sales	98,724	97,777	947	1.0%
Other	21,905	31,342	(9,437)	(30.1%)

Total revenue	2,128,221	1,862,613	265,608	14.3%

Costs and Expenses:
Subscriber-related expenses	986,693	929,008	57,685	6.2%
% of Subscriber-related revenue	49.1%	53.6%
Satellite and transmission expenses	34,239	28,697	5,542	19.3%
% of Subscriber-related revenue	1.7%	1.7%
Cost of sales — equipment	82,906	85,659	(2,753)	(3.2%)
% of Equipment sales	84.0%	87.6%
Cost of sales — other	4,811	11,431	(6,620)	(57.9%)
Subscriber acquisition costs	402,565	377,104	25,461	6.8%
General and administrative	116,250	101,817	14,433	14.2%
% of Total revenue	5.5%	5.5%
Depreciation and amortization	208,873	133,973	74,900	55.9%

Total costs and expenses	1,836,337	1,667,689	168,648	10.1%

Operating income (loss)	291,884	194,924	96,960	49.7%

Other income (expense):
Interest income	12,668	7,868	4,800	61.0%
Interest expense, net of amounts capitalized	(94,022)	(92,176)	(1,846)	2.0%
Other	7,342	(1,516)	8,858	NM

Total other income (expense)	(74,012)	(85,824)	11,812	(13.8%)

Income (loss) before income taxes	217,872	109,100	108,772	99.7%
Income tax benefit (provision), net	(9,008)	(6,839)	(2,169)	31.7%

Net income (loss)	$208,864	$102,261	$106,603	104.2%

Other Data:
DISH Network subscribers, as of period end (in millions)	11.710	10.475	1.235	11.8%

DISH Network subscriber additions, gross (in millions)	0.900	0.895	0.005	0.6%

DISH Network subscriber additions, net (in millions)	0.255	0.350	(0.095)	(27.1%)

Monthly churn percentage	1.86%	1.77%	0.09%	5.1%

Average revenue per subscriber (“ARPU”)	$57.78	$56.11	$1.67	3.0%

Average subscriber acquisition costs per subscriber (“SAC”)	$447	$421	$26	6.2%

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$670	$588	$82	13.9%

EBITDA	$508,099	$327,381	$180,718	55.2%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of September 30, 2005, we had approximately 11.710 million DISH Network subscribers compared to approximately 10.475 million subscribers at September 30, 2004, an increase of approximately 11.8%. DISH Network added approximately 900,000 gross new subscribers for the quarter ended September 30, 2005, compared to approximately 895,000 gross new subscribers during the same period in 2004, an increase of approximately 5,000 gross new subscribers. The increase in gross new subscribers resulted from a number of factors, including an increase in sales through our agency relationships and an increase in our distribution channels, partially offset by a decline in gross activations under our co-branding agreement with SBC. A substantial majority of our gross new subscriber additions are acquired through our equipment lease program.
DISH Network added approximately 255,000 net new subscribers for the quarter ended September 30, 2005, compared to approximately 350,000 net new subscribers during the same period in 2004, a decrease of approximately 27.1%. This decrease was primarily a result of increased subscriber churn on a larger subscriber base, and the estimated impact of hurricanes Katrina and Rita discussed below. In addition, even if percentage subscriber churn had remained constant or had declined, increasing numbers of gross new subscribers are required to sustain net subscriber growth.
During August and September 2005, hurricanes Katrina and Rita caused damage to significant portions of Louisiana, Mississippi, Alabama and Texas. While many of our customers in the impacted areas whom we have not been able to contact remain current in their payments to us, we have estimated the number of these customers we believe are unlikely to continue as subscribers and have reflected that estimate in churn and subscriber counts for the quarter. Although we continue to assess the potential impact of these hurricanes, and hurricane Wilma, on our subscriber base, we currently do not expect lost revenue or additional expenses incurred as a result of these storms to have a material affect on our overall financial position.
During the first half of 2005, SBC shifted its DISH Network marketing and sales efforts to focus on limited geographic areas and customer segments. As a result of SBC’s de-emphasized sales of DISH Network services, a decreasing percentage of our new subscriber additions are derived from our relationship with SBC. SBC also previously announced that in 2005 it will begin deploying an advanced fiber network that will enable it to offer video services directly, and other regional bell operating companies have announced similar plans. While it is possible that the fourth quarter 2005 revision to our SBC agreement may drive increased subscriber growth, our net new subscriber additions and certain of our other key operating metrics could continue to be adversely affected to the extent SBC further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, and as a result of competition from video services offered by SBC or other regional bell operating companies.
Our net new subscriber additions would also be negatively impacted to the extent existing or new competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced DVRs, video on demand services, and high definition television services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.008 billion for the three months ended September 30, 2005, an increase of $274.1 million or 15.8% compared to the same period in 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was approximately $57.78 during the three months ended September 30, 2005 and approximately $56.11 during the same period in 2004. The $1.67 or 3.0% increase in ARPU is primarily attributable to price increases in February 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, increased availability of local channels by satellite and fees for DVRs. This increase was partially offset by a greater number of new DISH Network subscribers receiving subsidized programming through our free and discounted programming promotions discussed below.
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
with free HBO and Showtime programming, for each of the first three months of service. The promotion, which continued through August 15, 2005, required a one year minimum programming commitment. Our ARPU has been, and will continue to be, negatively impacted during 2005 as a result of DISH Network subscribers acquired under this promotion.
During August 2005, we introduced a promotion which offers new Digital Home Advantage lease program subscribers a free month of qualifying programming, three free months of HBO, Showtime and Cinemax programming, and a free DVR upgrade. Further, in exchange for an 18 month minimum programming commitment, new lease program subscribers receive a credit of the one-time set-up fee of $49.99. Effective November 3, 2005, instead of one month free, new lease program subscribers can elect to receive a $12.00 discount for the first three months of service on qualifying programming. These promotions will continue through at least January 31, 2006. As a result, our ARPU has been, and will continue to be, negatively impacted during 2005 and into 2006 as we acquire new DISH Network subscribers under these promotions.
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
Equipment sales. For the three months ended September 30, 2005, “Equipment sales” totaled $98.7 million, an increase of $0.9 million or 1.0% compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers to an international DBS service provider and to other international customers, partially off-set by a decrease in sales of DBS accessories domestically.
Subscriber-related expenses. “Subscriber-related expenses” totaled $986.7 million during the three months ended September 30, 2005, an increase of $57.7 million or 6.2% compared to the same period in 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. The increase was partially offset by a $35.1 million non-recurring vendor credit. “Subscriber-related expenses” represented 49.1% and 53.6% of “Subscriber-related revenue” during the three months ended September 30, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue” and the vendor credit discussed above, and an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with our lease program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. To a lesser extent, the decrease in the ratio also resulted from reduced costs associated with our installation and in-home service operations, partially offset by increases in certain of our programming costs during the three months ended September 30, 2005. In addition, the quarter ended September 30, 2004 was positively impacted by approximately $21.0 million of accrual reductions. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could increase if our programming costs increase at a greater rate than our “Subscriber-related revenue,” if we are unable to continue to maintain or improve efficiencies related to our installation, in-home service and call center operations, or if a significant number of our existing subscribers desire to purchase rather than lease upgraded equipment.
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
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $34.2 million during the three months ended September 30, 2005, a $5.5 million or 19.3% increase compared to the same period in 2004. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite discussed below, and operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively. “Satellite and transmission expenses” totaled 1.7% of “Subscriber-related revenue” during each of the three months ended September 30, 2005 and 2004. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.
Cost of sales — equipment. “Cost of sales — equipment” totaled $82.9 million during the three months ended September 30, 2005, a decrease of $2.8 million or 3.2% compared to the same period in 2004. Cost of sales — equipment” represented 84.0% and 87.6% of “Equipment sales,” during the three months ended September 30, 2005 and 2004, respectively. The improvement in the expense to revenue ratio principally related to lower 2005 charges for slow moving and obsolete inventory and higher margins on sales to international customers. This improvement was partially offset by a decline in margins on sales to an international DBS service provider, and on sales of DBS accessories domestically.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $402.6 million for the three months ended September 30, 2005, an increase of $25.5 million, or 6.8%, compared to the same period in 2004. The increase in “Subscriber acquisition costs” was attributable to an increase in the number of non co-branded subscribers acquired during the three months ended September 30, 2005, partially offset by a greater percentage of DISH Network subscribers participating in our equipment lease program for new subscribers as compared to the same period during 2004.
SAC and Equivalent SAC. Subscriber acquisition costs per new subscriber activation were approximately $447 for the three months ended September 30, 2005 and approximately $421 during the same period in 2004, an increase of $26 or 6.2%. Most of the factors contributing to the increase in Equivalent SAC during the three months ended September 30, 2005, as discussed below, also placed increasing pressure on SAC. However, those factors were partially offset by the greater percentage of new DISH Network subscribers choosing to lease equipment, rather than purchase subsidized equipment.
Equivalent SAC was approximately $670 during the three months ended September 30, 2005 compared to $588 during the same period in 2004, an increase of $82, or 13.9%. This increase was primarily attributable to a decrease in the number of co-branded subscribers acquired during 2005, a greater number of SuperDISH installations, and more DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, DVRs and high definition receivers. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in Equivalent SAC was also attributable to higher costs for acquisition advertising, and promotional incentives paid to our independent dealer network. The value of equipment capitalized under our lease program for new subscribers totaled approximately $225.0 million and $165.8 million for the three months ended September 30, 2005 and 2004, respectively.
During the three months ended September 30, 2005, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to the three months ended September 30, 2004. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” and SAC declined.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would cease to benefit from the Equivalent SAC reduction associated with redeployment of that returned lease equipment.
Several years ago we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment.
As we implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. Similarly beginning in late 2005 or early 2006, we intend to make MPEG-4 technology standard in all satellite receivers for new customers who subscribe to our high definition programming packages. This technology will result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Provided EchoStar X launches successfully during 2006 and other planned satellites are successfully deployed, our 8PSK transition will afford us greater flexibility in delaying and reducing the costs to convert our subscriber base to MPEG-4.
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
General and administrative expenses. “General and administrative expenses” totaled $116.3 million during the three months ended September 30, 2005, an increase of $14.4 million or 14.2% compared to the same period in 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.5% of “Total revenue” during each of the three months ended September 30, 2005 and 2004.
Depreciation and amortization. “Depreciation and amortization” expense totaled $208.9 million during the three months ended September 30, 2005, a $74.9 million or 55.9% increase compared to the same period in 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively, contributed to this increase.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $508.1 million during the three months ended September 30, 2005, an increase of $180.7 million or 55.2% compared to the same period in 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $248.9 million and $187.2 million during the three months ended September 30, 2005 and 2004, respectively. The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended September 30,
	2005	2004
	(In thousands)
EBITDA	$508,099	$327,381
Less:
Interest expense, net	81,354	84,308
Income tax provision (benefit), net	9,008	6,839
Depreciation and amortization	208,873	133,973

Net income (loss)	$208,864	$102,261

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
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
Income tax benefit (provision), net. During the three months ended September 30, 2005, we reversed a net amount of approximately $72.6 million from our recorded valuation allowance related to income before taxes generated during the three months ended September 30, 2005 (see Note 3 to the Condensed Consolidated Financial Statements), which increased our income tax benefit for the quarter.
Net income (loss). Net income was $208.9 million during the three months ended September 30, 2005, an increase of $106.6 million compared to $102.3 million for the same period in 2004. The increase was primarily attributable to higher “Operating income” resulting from the factors discussed above.
We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets, a second dish is necessary to receive some local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operation of our EchoStar X satellite during the first half of 2006 and continued operation of our EchoStar V satellite at the 129 degree orbital location until that time. Delays in launch or commencement of commercial operation of EchoStar X would likely require us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligation. Further, if regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
In addition, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has successfully launched and commenced commercial operations. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2005	2004	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$5,891,030	$4,887,506	$1,003,524	20.5%
Equipment sales	286,056	260,107	25,949	10.0%
Other	70,621	72,509	(1,888)	(2.6%)

Total revenue	6,247,707	5,220,122	1,027,585	19.7%

Costs and Expenses:
Subscriber-related expenses	2,987,023	2,601,450	385,573	14.8%
% of Subscriber-related revenue	50.7%	53.2%
Satellite and transmission expenses	98,092	82,259	15,833	19.2%
% of Subscriber-related revenue	1.7%	1.7%
Cost of sales — equipment	234,767	206,543	28,224	13.7%
% of Equipment sales	82.1%	79.4%
Cost of sales — other	20,623	23,563	(2,940)	(12.5%)
Subscriber acquisition costs	1,081,040	1,158,747	(77,707)	(6.7%)
General and administrative	342,314	286,761	55,553	19.4%
% of Total revenue	5.5%	5.5%
Non-cash, stock-based compensation	—	1,180	(1,180)	(100.0%)
Depreciation and amortization	568,336	358,512	209,824	58.5%

Total costs and expenses	5,332,195	4,719,015	613,180	13.0%

Operating income (loss)	915,512	501,107	414,405	82.7%

Other income (expense):
Interest income	29,995	34,527	(4,532)	(13.1%)
Interest expense, net of amounts capitalized	(278,396)	(367,024)	88,628	(24.1%)
Gain on insurance settlement	134,000	—	134,000	NM
Other	41,424	(13,225)	54,649	NM

Total other income (expense)	(72,977)	(345,722)	272,745	(78.9%)

Income (loss) before income taxes	842,535	155,385	687,150	NM
Income tax benefit (provision), net	539,380	(10,694)	550,074	NM

Net income (loss)	$1,381,915	$144,691	$1,237,224	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	11.710	10.475	1.235	11.8%

DISH Network subscriber additions, gross (in millions)	2.499	2.529	(0.030)	(1.2%)

DISH Network subscriber additions, net (in millions)	0.805	1.050	(0.245)	(23.3%)

Monthly churn percentage	1.67%	1.66%	0.01%	0.6%

Average revenue per subscriber (“ARPU”)	$57.75	$54.54	$3.21	5.9%

Average subscriber acquisition costs per subscriber (“SAC”)	$433	$458	$(25)	(5.5%)

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$654	$589	$65	11.0%

EBITDA	$1,659,272	$846,394	$812,878	96.0%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $5.891 billion for the nine months ended September 30, 2005, an increase of $1.004 billion or 20.5% compared to the same period in 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per DISH Network subscriber was approximately $57.75 during the nine months ended September 30, 2005 and approximately $54.54 during the same period in 2004. The $3.21 or 5.9% increase in ARPU is primarily attributable to price increases in February 2005 and 2004 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs, and a reduction in the number of DISH Network subscribers receiving subsidized programming through our free and discounted programming promotions. This increase was also attributable to the increased availability of local channels by satellite, and our relationship with SBC, including revenues from equipment sales, installation and other services related to that agreement.
Equipment sales. For the nine months ended September 30, 2005, “Equipment sales” totaled $286.1 million, an increase of $25.9 million or 10.0% compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider, partially offset by decreases in sales of DBS accessories domestically.
Subscriber-related expenses. “Subscriber-related expenses” totaled $2.987 billion during the nine months ended September 30, 2005, an increase of $385.6 million or 14.8% compared to the same period in 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network, partially offset by a $35.1 million non-recurring vendor credit. “Subscriber-related expenses” represented 50.7% and 53.2% of “Subscriber-related revenue” during the nine months ended September 30, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue,” the vendor credit discussed above, and an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with this program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. The decrease in the ratio also resulted from improved efficiencies associated with our installation and in-home service operations. The decrease in this expense to revenue ratio was partially offset by increases in certain of our programming costs, the cost of equipment sales, and expenses related to installation and other services, from our relationship with SBC, and costs associated with our call center operations. The decrease in the ratio was also partially offset by an approximate $13.0 million reduction in our accrual for the replacement of smart cards in satellite receivers sold to and owned by subscribers during the nine months ended September 30, 2004, and an approximate $22.2 million charge for the replacement of smart cards in satellite receivers leased to subscribers during the nine months ended September 30, 2005.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $98.1 million during the nine months ended September 30, 2005, a $15.8 million or 19.2% increase compared to the same period in 2004. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed, increases in our satellite lease payment obligations for AMC-2, and operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively. The increase was partially offset by a non-recurring credit received from a vendor during the nine months ended September 30, 2005. “Satellite and transmission expenses” totaled 1.7% of “Subscriber-related revenue” during each of the nine months ended September 30, 2005 and 2004.
Cost of sales — equipment. “Cost of sales — equipment” totaled $234.8 million during the nine months ended September 30, 2005, an increase of $28.2 million or 13.7% compared to the same period in 2004. This increase related primarily to the increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider discussed above. Charges for slow moving and obsolete inventory were lower during 2005 compared to 2004. This difference, together with the decrease in sales of DBS accessories domestically discussed above, and a decrease in sales of non-DISH Network digital receivers sold to other international customers partially offset the amount of the increase. “Cost of sales — equipment” represented 82.1% and 79.4% of “Equipment sales,” during the nine months ended September 30, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales to the international DBS service provider, and on sales of DBS accessories

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
domestically. This increase was partially offset by the lower 2005 charges for slow moving and obsolete inventory discussed above.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.081 billion for the nine months ended September 30, 2005, a decrease of $77.7 million or 6.7% compared to the same period in 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers and a decrease in gross DISH Network subscriber additions.
SAC and Equivalent SAC. SAC was approximately $433 for the nine months ended September 30, 2005 and approximately $458 during the same period in 2004. The $25, or 5.5% decrease in SAC was primarily attributable to a greater number of DISH Network subscribers participating in our equipment lease program, partially offset by an increase in the number of non co-branded subscribers acquired and by the other factors contributing to the increase in Equivalent SAC discussed below.
Equivalent SAC was approximately $654 during the nine months ended September 30, 2005 compared to $589 during the same period in 2004, an increase of $65, or 11.0%. This increase was primarily attributable to a greater number of SuperDISH installations, and more DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, DVRs and high definition receivers. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in Equivalent SAC was also attributable to higher costs for acquisition advertising and promotional incentives paid to our independent dealer network. Penetration of our equipment lease program for new subscribers increased during the nine months ended September 30, 2005 compared to the same period in 2004. The value of equipment capitalized under our lease program for new subscribers totaled approximately $617.8 million and $375.2 million for the nine months ended September 30, 2005 and 2004, respectively.
General and administrative expenses. “General and administrative expenses” totaled $342.3 million during the nine months ended September 30, 2005, an increase of $55.6 million or 19.4% compared to the same period in 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.5% of “Total revenue” during each of the nine months ended September 30, 2005 and 2004.
Depreciation and amortization. “Depreciation and amortization” expense totaled $568.3 million during the nine months ended September 30, 2005, a $209.8 million or 58.5% increase compared to the same period in 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively, contributed to this increase.
Interest expense, net of amounts capitalized. “Interest expense” totaled $278.4 million during the nine months ended September 30, 2005, a decrease of $88.6 million, or 24.1% compared to the same period in 2004. This decrease primarily resulted from a decrease in prepayment premiums and write-off of debt issuance costs totaling approximately $78.4 million, and a net reduction in interest expense of approximately $40.7 million related to the redemption, repurchases and refinancing of our previously outstanding senior debt during 2004. This decrease was partially offset by $26.8 million of additional interest expense during 2005 associated with our capital lease obligations for the AMC-15 and AMC-16 satellites.
Gain on insurance settlement. During March 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. The $134.0 million received in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” during the nine months ended September 30, 2005.
Other. “Other” income totaled $41.4 million during the nine months ended September 30, 2005, an increase of $54.6 million compared to “Other” expense of $13.2 million during the same period in 2004. The increase primarily resulted

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
from an approximate $40.9 million unrealized gain for the change in fair value of a non-marketable strategic investment accounted for at fair value during the nine months ended September 30, 2005. “Other” expense during the nine months ended September 30, 2004 includes a $7.0 million net realized loss on the sale of investments which also contributed to the comparative current period increase.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.659 billion during the nine months ended September 30, 2005, compared to $846.4 million during the same period in 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses, the “Gain on insurance settlement” and the increase in “Other” income discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $707.8 million and $412.8 million during the nine months ended September 30, 2005 and 2004, respectively. The following table reconciles EBITDA to the accompanying financial statements:

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
EBITDA	$1,659,272	$846,394
Less:
Interest expense, net	248,401	332,497
Income tax provision (benefit), net	(539,380)	10,694
Depreciation and amortization	568,336	358,512

Net income (loss)	$1,381,915	$144,691

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
Income tax benefit (provision), net. Our “Income tax benefit, net” was $539.4 million during the nine months ended September 30, 2005, an increase of $550.1 million compared to an “Income tax (provision), net” of $10.7 million during the same period in 2004. This increase was primarily related to an approximate $592.8 million credit to our provision for income taxes in June 2005 resulting from the reversal of our recorded valuation allowance for those deferred tax assets that we believe will become realizable. Further, we reversed an additional net amount of approximately $72.6 million from our remaining recorded valuation allowance related to net income activity during the three months ended September 30, 2005 (see Note 3 to the Condensed Consolidated Financial Statements).
Net income (loss). “Net income” was $1.382 billion during the nine months ended September 30, 2005, an increase of $1.237 billion compared to $144.7 million for the same period in 2004. The increase was primarily attributable to the reversal of our recorded valuation allowance for deferred tax assets, higher “Operating income,” the “Gain on insurance settlement,” lower “Interest expense, net of amounts capitalized” and the increase in “Other” income resulting from the factors discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of September 30, 2005 totaled $1.585 billion, including approximately $67.9 million of restricted cash and marketable investment securities, compared to $1.213 billion, including $57.6 million of restricted cash and marketable investment securities as of December 31, 2004. As previously discussed, during March 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite. As of September 30, 2005, we had received all of the $240.0 million due under the settlement, which increased our unrestricted cash and marketable investment securities during the period. Repurchases of our Class A common stock reduced our unrestricted cash and marketable investment securities by approximately $152.5 million during the nine months ended September 30, 2005.
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
Free cash flow was $420.0 million and $115.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase from 2004 to 2005 of approximately $304.3 million, or 263.0%, resulted from an increase in “Net cash flows from operating activities” of approximately $617.4 million, or 81.8%, offset by a 49.0% increase in “Purchases of property and equipment,” or approximately $313.2 million. The increase in “Net cash flows from operating activities” was primarily attributable to higher net income during the nine months ended September 30, 2005 compared to the same period in 2004, partially offset by less cash generated from changes in operating assets and liabilities in 2005 as compared to 2004. Cash flow from changes in operating assets and liabilities was $163.3 million during the nine months ended September 30, 2005 compared to $214.3 million for the same period in 2004, a decrease of $51.0 million, or 23.8%. This decrease resulted from decreases in cash flows from net changes in (i) deferred revenue primarily attributable to equipment sales to SBC which commenced during the first quarter of 2004, (ii) accrued expenses and (iii) accounts payable. The decrease in cash flows from changes in operating assets and liabilities was partially offset by an increase in cash flows from net changes in (i) inventory, (ii) accounts receivable and (iii) noncurrent assets primarily attributable to equipment sales to SBC. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for (i) equipment under our lease programs, (ii) satellite construction and (iii) general expansion to support the growth of the DISH Network. The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
Free cash flow	$420,025	$115,743
Add back:
Purchases of property and equipment	951,994	638,841

Net cash flows from operating activities	$1,372,019	$754,584

During the nine months ended September 30, 2005 and 2004, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows. Operating asset and liability balances can fluctuate significantly from period

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
We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets, a second dish is necessary to receive some local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first half of 2006 and continued operation of our EchoStar V satellite at the 129 degree orbital location until that time. Delays in launch or commencement of commercial operation of EchoStar X would likely require us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligation. Further, if regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
In addition, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has successfully launched and commenced commercial operations. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.
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
Our marketable investment securities portfolio includes an investment in the publicly traded common stock of a company in the home entertainment industry with a fair market value of approximately $50.4 million, including an unrealized loss of approximately $19.5 million as of September 30, 2005. We believe the unrealized loss is generally attributable to market uncertainty surrounding the company’s business outlook. However, after evaluating, among other factors, the company, the length of time the investment has been in a loss position and recent analyst reports, we believe that it is currently undervalued. Although there is significant risk the investment will not recover its full value, we are not aware of any specific factors which indicate the unrealized loss is other than temporary. We continue to evaluate the company’s performance, and if the fair market value of our investment remains below its cost basis as of the year ended December 31, 2005, we will recognize an impairment on this investment as a charge to earnings, absent specific factors to the contrary, in accordance with our policies discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
As of September 30, 2005 and December 31, 2004, we had unrealized gains net of related tax effect of approximately $2.2 million and $51.8 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. During the nine months ended September 30, 2005 and 2004, we realized net gains of approximately $8.7 million and net losses of $7.0 million on sales of marketable and non-marketable investment securities, respectively. Realized gains and losses are accounted for on the specific identification method.
Our approximately $1.585 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair market value of these strategic marketable investment securities aggregated approximately $113.0 million and $174.3 million as of September 30, 2005 and December 31, 2004, respectively. Our portfolio generally, and our strategic investments particularly, have experienced and continue to experience volatility. If the fair market value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.
We also have strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under the equity method or cost method of accounting, or as available-for-sale. These equity securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of the investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of September 30, 2005 and December 31, 2004, we had $98.1 million and $90.4 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively, of which $52.7 million is accounted for under the cost method. During the nine months ended September 30, 2005 and 2004, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statement of Operations. As of September 30, 2005, the fair value of the investment was approximately $50.6 million based on the trading price of the issuer’s shares on that date, and we recognized a pre-tax unrealized gain of approximately $40.9 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares.
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
Subscriber Turnover
Our percentage monthly subscriber churn for the nine months ended September 30, 2005 was approximately 1.67%, compared to our percentage monthly subscriber churn for the same period in 2004 of approximately 1.66%. Absent the impact of hurricanes Katrina and Rita, our percentage monthly churn would have been slightly improved over the prior period. While the impact of hurricane Wilma on our subscriber churn has not yet been determined, it could be more significant than the affect of hurricanes Katrina and Rita since a greater number of our subscribers reside in the impacted area. Our subscriber churn may be negatively impacted by a number of other factors, including but not limited

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
We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets, a second dish is necessary to receive some local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first half of 2006 and continued operation of our EchoStar V satellite at the 129 degree orbital location until that time. Delays in launch or commencement of commercial operation of EchoStar X would likely require us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligation. Further, if regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
In addition, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has successfully launched and commenced commercial operations. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.
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
During the nine months ended September 30, 2005, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to the nine months ended September 30, 2004. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” and SAC declined.
The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would cease to benefit from the Equivalent SAC reduction associated with redeployment of that returned lease equipment.
Several years ago we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment.
As we implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. Similarly beginning in late 2005 or early 2006, we intend to make MPEG-4 technology standard in all satellite receivers for new customers who subscribe to our high definition programming packages. This technology will result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Provided EchoStar X launches successfully during 2006 and other planned satellites are successfully deployed, our 8PSK transition will afford us greater flexibility in delaying and reducing the costs to convert our subscriber base to MPEG-4.
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
Obligations and Future Capital Requirements
As of September 30, 2005, our purchase obligations, primarily consisting of binding purchase orders for EchoStar receiver systems and related equipment, and products and services related to the operation of our DISH Network totaled approximately $1.352 billion. These obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
During August 2005, we entered into an agreement for capacity on a Canadian DBS satellite currently scheduled to be launched during 2008. We can renew the ten-year agreement on a year to year basis following the initial term. Following commencement of commercial operations, we are required to make monthly payments over the ten-year term of the agreement, with an option during construction to prepay as much as approximately $100.0 million of the total amount.
On October 12, 2005, the FCC approved our agreement to purchase the Rainbow 1 satellite and related assets for $200.0 million, which is expected to close during the fourth quarter 2005 (See Note 15 to the Condensed Consolidated Financial Statements).
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
From time to time, we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital. Our Board of Directors has approved the repurchase of up to $1.0 billion of our Class A common stock, which could require that we raise additional capital. Further, effective January 15, 2006, we can redeem our outstanding 9 1/8% Senior Notes due 2009 at a price of 104.563%. While we have not yet determined whether to redeem any or all of those notes, a total of $462.1 million plus accrued and unpaid interest would be required to repurchase the notes on January 15, 2006. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of September 30, 2005, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $1.585 billion. Of that amount, a total of approximately $1.368 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the nine months ended September 30, 2005 of approximately 3.1%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $4.0 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At September 30, 2005, $1.472 billion of our restricted and unrestricted cash, cash equivalents and marketable investment securities was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.
Included in our marketable investment securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of September 30, 2005, we held strategic and financial debt and equity investments of public companies with a fair market value of approximately $113.0 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair market value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair market value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $11.3 million decrease in the fair market value of that portfolio. The fair market value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
Our marketable investment securities portfolio includes an investment in the publicly traded common stock of a company in the home entertainment industry with a fair market value of approximately $50.4 million, including an unrealized loss of approximately $19.5 million as of September 30, 2005. We believe the unrealized loss is generally attributable to market uncertainty surrounding the company’s business outlook. However, after evaluating, among other factors, the company, the length of time the investment has been in a loss position and recent analyst reports, we believe that it is currently undervalued. Although there is significant risk the investment will not recover its full value, we are not aware of any specific factors which indicate the unrealized loss is other than temporary. We continue to evaluate the company’s performance, and if the fair market value of our investment remains below its cost basis as of the year ended December 31, 2005, we will recognize an impairment on this investment as a charge to earnings, absent specific factors to the contrary, in accordance with our policies discussed above.
As of September 30, 2005, we had unrealized gains net of related tax effect of approximately $2.2 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2005, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities, and we realized net gains of approximately $8.7 million on sales of marketable and non-marketable investment securities. Realized gains and losses are accounted for on the specific identification method. During the nine months ended September 30, 2005, our portfolio generally, and our strategic investments particularly, have experienced and continue to experience volatility. If the fair market value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our strategic marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.
We also have strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under the equity method or cost method of accounting, or as available-for-sale. These equity securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of the investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of September 30, 2005, we had $98.1 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively, of which $52.7 million is accounted for under the cost method. During the nine months ended September 30, 2005, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statement of Operations. We estimate the fair value of the investment using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model. As of September 30, 2005, the fair value of the investment was approximately $50.6 million based on the trading price of the issuer’s shares on that date, and we recognized a pre-tax unrealized gain of approximately $40.9 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares. The issuer’s publicly traded shares have experienced, and will continue to experience volatility. The fair value of this investment can be significantly impacted by the risk of adverse changes in the issuer’s share price, currency exchange rates, and to a lesser extent, interest rates. A hypothetical 10% adverse change in the price of the issuer’s common shares, or in the Euro to U.S. dollar currency exchange rate, would result in an approximate $5.1 million decrease in the fair value of this investment.
Our ability to realize value from our strategic investments is dependent on the success of the issuer’s business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them.
As of September 30, 2005, we estimated the fair value of our variable and fixed-rate debt and capital lease obligations, mortgages and other notes payable to be approximately $5.891 billion using quoted market prices where available, and third party valuations or discounted cash flow analyses when it was practicable to do so. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $167.2 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2005, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $38.0 million.
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
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to nonetheless receive those channels by satellite. Further, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our

PART II — OTHER INFORMATION
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. The case is stayed pending the District Court’s ruling. A trial date has not been set. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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
During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In August of 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. Charter has filed a petition for rehearing and the CAFC has asked Broadcom to respond to the petition. Our case remains stayed pending resolution of the Charter case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION
TiVo Inc.
During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. The trial has been continued to March 2006 in Marshall, Texas unless TiVo consents to move the trial to Texarkana, Texas for an earlier trial date. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the ‘685 patent), 6,208,804 (the ‘804 patent) and 6,173,112 (the ‘112 patent). These patents relate to digital video recorder (“DVR”) technology. Trial is currently scheduled for February 2007.
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
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. Trial is currently scheduled for May 2007 in Tyler, Texas. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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

PART II — OTHER INFORMATION
Enron Commercial Paper Investment Complaint
During October 2001, EchoStar received approximately $40.0 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim, which motion was denied but is subject to an appeal. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Bank One
During March 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in the Court of Common Pleas of Franklin County, Ohio alleging breach of a duty to indemnify. Bank One alleges that EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. Bank One alleges that we entered into a guarantee wherein we agreed to pay any indemnity obligation incurred by Bank One. During April 2004, we removed the case to federal court in Columbus, Ohio. We deny the allegations and intend to vigorously defend against the claims. We filed a motion to dismiss the Complaint which was granted in part and denied in part. The Court granted our motion, agreeing we did not owe Bank One a duty to defend the underlying lawsuit. However, the Court denied the motion in that Bank One will be allowed to attempt to prove that we owed Bank One a duty to indemnify. The case is currently in discovery. A trial date has not been set. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama, asserting causes of action for breach of contract, negligent misrepresentation, intentional and reckless misrepresentation, and non-disclosure based on a 2003 contract with us. The action was transferred to the United States District Court for the District of Colorado. The Court permitted CCN to amend its complaint to assert the same claims based on a 2000 contract with us. We have filed motions for summary judgment on all claims in the case. CCN has filed a motion for summary judgment on the issue of liability on its intentional and reckless misrepresentation claim. CCN claims approximately $20.0 million in damages plus punitive damages, attorney fees and costs. Discovery has been concluded but no trial date has been set. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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

PART II — OTHER INFORMATION
Shareholder Derivative Lawsuit
During March 2005, a shareholder derivative lawsuit was filed against us, our chairman and chief executive officer Charles W. Ergen and the members of our board of directors in the District Court of Douglas County, Colorado. The complaint alleges, among other things, that the members of our board of directors breached their fiduciary duties in connection with the matters that were the subject of our Audit Committee’s review, during late 2004 and early 2005, of recordkeeping and internal control issues relating to certain of our vendor and third party relationships. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2005 through October 31, 2005.

			Total Number of Shares	Maximum Approximate Dollar
	Total Number		Purchased as Part of	Value of Shares that May Yet
	of Shares	Average Price	Publicly Announced	be Purchased Under the Plans
Period	Purchased (a)	Paid per Share	Plans or Programs (b)	or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2005	—	$—	—	$1,000,000
February 1 - February 28, 2005	90,000	$28.96	90,000	$997,394
March 1 - March 31, 2005	1,368,200	$28.71	1,368,200	$958,117
April 1 - April 30, 2005	859,633	$28.85	859,633	$933,314
May 1 - May 31, 2005	2,225,700	$28.59	2,225,700	$869,679
June 1 - June 30, 2005	7,000	$29.01	7,000	$869,476
July 1 - July 31, 2005	595,200	$28.80	595,200	$852,333
August 1 - August 31, 2005	10,000	$28.86	10,000	$852,044
September 1 - September 30, 2005	155,600	$28.97	155,600	$847,536
October 1 - October 31, 2005	1,729,000	$27.76	1,729,000	$799,542

Total	7,040,333	$28.47	7,040,333	$799,542

(a)	During the period from January 1, 2005 through October 31, 2005 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on September 1, 2004 which was to expire on August 31, 2005. During the quarter, the Board of Directors extended the plan to expire on the earlier of December 31, 2005 or when an aggregate amount of $1.0 billion of stock has been purchased. We may elect not to purchase the maximum amount of shares allowable under this plan and we may also enter into additional Rule 10b5-1 plans to facilitate the share repurchases authorized by our Board of Directors. All purchases may be through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the period from January 1, 2005 through October 31, 2005. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes.

PART II — OTHER INFORMATION
Item 6.     EXHIBITS
(a)	Exhibits.
31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1	Satellite Service Agreement, dated August 19, 2005, between Ciel Satellite Communications Inc. and EchoStar. ***

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

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
David J. Rayner
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2005

Exhibit Index
Item 6. EXHIBITS
(a) Exhibits.

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1	Satellite Service Agreement, dated August 19, 2005, between Ciel Satellite Communications Inc. and EchoStar.***

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.