Form 10-K
period 2005-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2006-03-15
CIK 1001082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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
Registrant’s telephone number, including area code: (303) 723-1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2005, the aggregate market value of Class A common stock held by non-affiliates* of the Registrant was approximately $6.1 billion based upon the closing price of the Class A common stock as reported on the Nasdaq National Market as of the close of business on that date.
As of March 8, 2006, the Registrant’s outstanding common stock consisted of 205,942,275 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Form 10-K by reference:
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

*	Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers; new competitors, including telephone companies, are entering the subscription television business, and new technologies, including video over the internet, are likely to further increase competition;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been subject to theft and will continue to be subject to theft in the future; theft of service could increase and cause us to lose subscribers and revenue, and result in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on the Telecommunications Act of 1996 as Amended (“Communications Act”) and Federal Communications Commission (“FCC”) program access rules to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or may force us to incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

i

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2005, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
In this document, the words “EchoStar,” the “Company,” “we,” “our” and “us” refer to EchoStar Communications Corporation and its subsidiaries, unless the context otherwise requires. “EDBS” refers to EchoStar DBS Corporation and its subsidiaries.

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
We started offering subscription television services on the DISH Network in March 1996. As of December 31, 2005, the DISH Network had approximately 12.040 million subscribers. We currently have 14 owned or leased in-orbit satellites which enable us to offer over 2,300 video and audio channels to consumers across the United States. Since we use many of these channels for local programming, no particular consumer could subscribe to all channels, but all are available using small consumer satellite antennae, or dishes. We believe that the DISH Network offers programming packages that have a better “price-to-value” relationship than packages currently offered by most other subscription television providers. As of December 31, 2005, there were over 27.0 million subscribers to direct broadcast satellite services in the United States. We believe that there are more than 94.2 million pay television subscribers in the United States, and there continues to be unsatisfied demand for high quality, reasonably priced television programming services.
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
We have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC allocated DBS spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a competitive alternative to cable television service.
Other Information
We were organized in 1995 as a corporation under the laws of the State of Nevada. Our common stock is publicly traded on the Nasdaq National Market under the symbol “DISH.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.
Recent Developments
EchoStar X. EchoStar X, a DBS satellite which can operate up to 49 spot beams using up to 42 active 140 watt TWTAs, was launched on February 15, 2006. Assuming successful completion of in-orbit testing, the satellite is expected to commence commercial operations during the second quarter of 2006 at the 110 degree orbital location. The spot beams on EchoStar X are designed to increase the number of markets where we can offer local channels by satellite, including high definition local channels.

$1.5 Billion Senior Notes Offering. On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016 in a private placement. The proceeds from the sale of the notes were used to redeem our outstanding 9 1/8% Senior Notes due 2009 and are also intended to be used for other general corporate purposes.
9 1/8% Senior Notes Redemption. Effective February 17, 2006, we redeemed the balance of our outstanding 9 1/8% Senior Notes due 2009. In accordance with the terms of the indenture governing the notes, the remaining principal amount of the notes of approximately $442.0 million was redeemed at 104.563% of the principal amount, for a total of approximately $462.1 million. The premium paid of approximately $20.1 million, along with unamortized debt issuance costs of approximately $2.8 million, were recorded as charges to earnings in February 2006.
DISH NETWORK
Programming
Basic Programming Packages. We use a “value-based” strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we currently sell our “America’s Top 60” package for $29.99 per month. This package includes 60 of our most popular video channels in digital format. We estimate that cable operators would typically charge over $40.00 per month, on average, for comparable expanded basic service.
Our “America’s Top 120” package currently sells for $39.99 per month and is similar to an expanded basic cable package plus more than 30 commercial-free, CD-quality music channels. We estimate that cable operators would typically charge over $50.00 per month, on average, for a similar package.
Our “America’s Top 180” currently sells for $49.99 per month, and our “America’s Everything Pak,” which combines our “America’s Top 180” package and more than 30 commercial-free premium movie channels including HBO, Cinemax, Showtime and Starz, currently sells for $84.99 per month.
We also offer satellite-delivered local broadcast channels for an additional $5.99 per month in 164 markets in the United States, representing over 95% of all of U.S. television households. Cable operators typically include local channels in their programming packages at no additional cost. In addition, generally, subscribers to any of our basic packages may add a digital video recorder to their system for an additional cost of only $5.98 per month.
High Definition Programming Packages. We offer high definition (“HD”) programming in our DishHD Bronze ($49.99), DishHD Silver ($59.99), DishHD Gold ($69.99) and DishHD Platinum ($99.99) packages which include from 60 to 180 of our most popular video channels in digital format and 23 channels in HD. The 23 HD channel package may be purchased for $29.99. In addition, HBO and Showtime are offered in HD for those customers who subscribe to these channels. We also currently offer satellite delivered HD local channels in 13 markets and expect to reach more than 50 percent of U.S. households with local HD channels by the end of 2006.
Family-Friendly Programming Package. We recently added a new programming tier, DishFAMILY, which offers 40 “family- friendly” channels including sports, news, children’s programming, lifestyle, hobbies, shopping and public interest, for $19.99 per month, or $24.99 including local channels where available. Comparatively, the family tier prices announced by most pay TV providers are more than $30 per month, and often more than $35 per month.
DISH Latino Programming Packages. We also offer a variety of Spanish-language programming packages. Our “DISH Latino” package includes more than 35 Spanish-language programming channels for $24.99 per month. We also offer “DISH Latino Dos,” which includes over 150 English and Spanish-language programming channels for $34.99 per month. Our “DISH Latino Max” includes more than 175 Spanish and English-language channels for $44.99 per month.

Prepaid Programming Card. During the fourth quarter of 2005, we began test marketing a prepay program, “DISH Now.” This program allows consumers who might not be attracted by our existing promotions to purchase a satellite receiver system and a prepaid card which can be refreshed periodically through additional prepayments. We have not yet determined whether this program will be offered broadly. Certain of our business metrics could be impacted to the extent we ultimately acquire a significant number of subscribers through “DISH Now.” For example, while “DISH Now” may attract subscribers more likely to churn than our traditional customers, our subscriber acquisition costs under this program will also be substantially lower.
Movie Packages. We offer five premium movie packages starting at $11.99 per month and including as many as 10 channels. We believe our movie packages are a better value than similar packages offered by most other multi-channel video providers.
International Programming. We offer over 115 foreign-language channels including Arabic, South Asian, Hindi, Russian, Chinese, Greek and many others. DISH Network remains the pay-TV leader in delivering foreign-language programming to customers in the United States, and our foreign-language programming contributes significantly to our subscriber growth. We believe foreign-language programming is a valuable niche product that attracts new subscribers to DISH Network who are unable to get similar programming elsewhere, and we will continue to explore opportunities to add foreign language programming.
Sales, Marketing and Distribution
Sales Channels. We currently distribute EchoStar receiver systems and solicit orders for DISH Network programming services through direct marketers, independent retailers, consumer electronics stores, independent distributors and telecommunication providers. We also offer receiver systems and programming through our own direct sales channels. Independent retailers are primarily local retailers who specialize in TV and home entertainment systems. We also acquire customers through nationwide retailers such as Costco, Sears and certain regional consumer electronic chains. In addition, RadioShack Corporation offers EchoStar receiver systems and markets DISH Network programming services through approximately 5,200 corporate stores, in approximately 1,000 dealer franchise stores nationwide and in over 500 kiosks located throughout the United States primarily in Sam’s Clubs.
We generally pay distributors, direct marketers and other retailers a fee upon activation of each new subscriber they acquire for us. We also typically make a small monthly payment for as long as the customer continues to subscribe to our programming.
Marketing. We use print, radio and television, on a local and national basis, to advertise and promote the DISH Network. We also offer point-of-sale literature, product displays, demonstration kiosks and signage for retail outlets. We provide guides that describe DISH Network products and services to our retailers and distributors and conduct periodic educational seminars. Our mobile sales and marketing team visits retail outlets regularly to reinforce training and ensure that these outlets have proper point-of-sale materials for our current promotions. Additionally, we dedicate a DISH Network television channel and websites to provide retailers and customers with information about special services and promotions that we offer from time to time.
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

During July 2000, we began offering our DISH Network subscribers the option to lease receiver systems. Our current equipment lease program, the DHA promotion, offers new customers the ability to lease receivers serving up to four rooms, including various premium models such as advanced digital video recorders and HD receivers, when they subscribe to one of several qualifying programming packages. Although there can be no assurance, we expect this marketing strategy will reduce the cost of acquiring future subscribers because we retain ownership of the receiver systems. Upon termination of service, DHA subscribers are required to return the receiver and certain other equipment to us. While we do not recover all of the equipment upon termination of service, equipment that is recovered after deactivation is reconditioned and re-deployed at a lower cost than new equipment. The effectiveness of our plan to reduce subscriber acquisition costs through redeployment of leased equipment is dependent on our ability to retrieve and cost-effectively recondition leased equipment from subscribers who terminate service. Our ability to realize reduced equipment costs from redeploying reconditioned equipment will be negatively impacted by new compression and other technologies that will inevitably render some portion of our current and future EchoStar receivers obsolete. We will incur additional costs, which may be substantial, to upgrade or replace these set-top boxes.
We base our marketing promotions, among other things, on current competitive conditions. In some cases, if competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation would be adversely affected.
Digital Video Recording and Interactive Service
We continue to expand our offerings to include advanced products such as digital video recorders, or “DVRs” and interactive programming services. DISH Network customers can purchase or lease receivers with built-in hard disk drives that permit viewers to pause and record live programs, including programming in HD, without the need for videotape. We now offer receivers capable of storing more than 210 hours of standard definition programming and expect to increase storage capacity on future receiver models. We also currently offer receivers that provide a wide variety of innovative interactive television services and applications, including shopping and weather channels and interactive games.
Bundling Alliances
We have agreements to allow our partners, such as AT&T, Inc. (“AT&T”), formerly known as SBC Communications, Inc., to offer a bundled package of services combining DISH Network satellite television with voice and data services.
Beginning in the first quarter of 2004, AT&T commenced sales of a co-branded service featuring our DISH Network service bundled together with AT&T’s telephony, high-speed data and other communications services. AT&T markets the bundled service and is responsible for certain integrated order-entry, customer service and billing. Initially, AT&T also purchased set-top box equipment from us to lease to bundled service customers. AT&T out-sourced installation and certain customer service functions to us for a fee. As part of the agreement, AT&T paid us certain development and implementation fees during 2003 and 2004.
During the first half of 2005, AT&T shifted its DISH Network marketing and sales efforts to focus on limited geographic areas and customer segments. As a result of AT&T’s de-emphasized sales of DISH Network services, a decreasing percentage of our new subscriber additions were derived from our relationship with AT&T. During fourth quarter 2005, we modified and extended our distribution and sales agency agreement with AT&T. We believe our overall economic return will be similar under both arrangements.
While we expect to continue to pursue opportunities to bundle our DISH Network satellite television service with the voice and data services of AT&T and other telecommunications providers, AT&T has begun deployment of fiber-optic networks that will allow it to offer video services directly to millions of homes as early as the second half of 2006. Other telecommunications companies have announced similar plans. While it is possible that the fourth quarter 2005 revision to our AT&T agreement may drive increased subscriber growth, our net new subscriber additions and certain of our other key operating metrics could continue to be adversely affected to the extent AT&T further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, and as a result of competition from video services offered by AT&T or other telecommunications companies. Moreover, there can be no assurance that we will be successful in developing significant new bundling opportunities with other telecommunications companies.

Our Satellites
Our satellites operate in the “Ku” and “Ka” band portions of the microwave radio spectrum used for satellite communications. The FCC has split the Ku-band spectrum into two segments. The 11.7 to 12.2 GHz downlink band, which is the low and medium power portion of the Ku-band, is known as the Fixed Satellite Service (“FSS”) band. The high power portion of the Ku-band within the 12.2 to 12.7 GHz downlink band is known as the Broadcast Satellite Service (“BSS”) band, which is also referred to as Direct Broadcast Satellite or the “DBS” band.
Unlike the DBS spectrum, the FSS spectrum has no predefined frequency plan such that the number and bandwidth of each individual channel can vary and satellite orbital locations are routinely as close together as two degrees. In addition, there are more severe power limitations placed on FSS spectrum. The result of these differences generally means that, while FSS spectrum can be satisfactorily used for delivery of direct-to-home (“DTH”) services, it can carry somewhat less capacity and generally requires a slightly larger user antenna or consumer dish to adequately receive signals from a satellite.
Ka-band is a higher frequency band than Ku-band and roughly ranges from 18 to 40 GHz. For commercial users, the downlink spectrum is generally considered to consist of frequencies between 18.3 — 18.8 GHz and 19.7 — 20.2 GHz. This part of the Ka-band is also considered to be FSS spectrum, and therefore Ka-band orbital locations can routinely be as close together as two degrees. The higher frequency and closer spacing generally make Ka-band spectrum transmissions more susceptible to various types of signal interference, including interference caused by rain and snow. While several companies in the satellite communications industry have business plans for the use of Ka-band spectrum for video, data and broadband services, the use of Ka-band spectrum for commercial satellite communication services is still in the developmental stage.
Most of our programming is currently transmitted to our customers on DBS frequencies within the Ku-band spectrum. However, we continue to explore other opportunities including partnerships and investments to expand our capacity through the use of other available spectrum, such as FSS services in the Ku and Ka-bands.
Overview of Our Satellites and FCC Authorizations. Our satellites are located in orbital positions, or slots, that are designated by their western longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each DBS orbital position into 32 frequency channels. Each transponder on our satellites typically exploits one frequency channel. Through digital compression technology, we can currently transmit between nine and 13 digital video channels from each transponder. Several of our satellites also include spot-beam technology which enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States.
The FCC has licensed us to operate 104 direct broadcast satellite frequencies at various orbital positions including:
•	21 frequencies at the 119 degree orbital location and 29 frequencies at the 110 degree orbital location, both capable of providing service to the entire continental United States (“CONUS”);

•	22 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States;

•	32 frequencies at the 148 degree orbital location, capable of providing service to the Western United States.
In addition, we currently have the right to use 32 frequencies at a Canadian DBS slot at the 129 degree orbital location, capable of providing service to most of CONUS. A new 32 transponder Canadian satellite, Ciel 2, is being constructed for operation at that location. We will have the right to at least 50% of the capacity of that satellite, with the remaining 50% required by Canadian regulations to be offered for use by Canadians until the time of launch of the satellite. Consequently, until Ciel 2 is launched, we will not know the exact amount of capacity available to us on that satellite.

We also hold licenses or have entered into agreements to lease capacity on satellites at three FSS orbital locations including:
•	500 MHz of Ku spectrum divided into 32 frequencies at the 121 degree orbital location, capable of providing CONUS service, plus 500 MHz of Ka spectrum at the 121 degree orbital location capable of providing service into select spot beams;

•	500 MHz of Ku spectrum divided into 24 frequencies at the 105 degree orbital location, currently capable of providing service to CONUS, Alaska and Hawaii, plus approximately 720 MHz of Ka spectrum capable of providing service through spot beams to CONUS, Alaska and Hawaii; and

•	500 MHz of Ku spectrum divided into 24 frequencies at the 85 degree orbital location, currently capable of providing service to CONUS, plus approximately 720 MHz of Ka spectrum capable of providing service through spot beams to CONUS.
In addition, we were the winning bidder for the remaining 29 DBS frequencies at the 157 degree orbital location at an FCC auction conducted in July 2004. However, the Washington, D.C. Court of Appeals overturned the auction and the FCC has not yet decided how it will allocate those orbital slots and frequencies. We have also applied for the two remaining frequencies at the 61.5 slot. We cannot be certain that the FCC will ultimately grant us the licenses for the additional frequencies at the 61.5 or 157 degree orbital locations.
We currently broadcast the majority of our programming from the 110 and 119 degree orbital locations. Almost all of our customers have satellite receiver systems that are equipped to receive signals from both of these locations.
Satellite Fleet
We presently have 14 owned or leased satellites in geostationary orbit approximately 22,300 miles above the equator. Each of the satellites we own had an original minimum design life of at least 12 years. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2005 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation.
Owned Satellites
We currently own 11 in-orbit satellites.
EchoStar I and II. EchoStar I and II currently operate at the 148 degree orbital location. Each of these Series 7000 class satellites, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), has 16 transponders that operate at approximately 130 watts of power. While both satellites are currently functioning properly in orbit, similar Lockheed Series 7000 class satellites owned by third parties have experienced total in-orbit failure. While no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures. EchoStar I and II are each equipped with 24 Traveling Wave Tube Amplifiers (“TWTA”), of which 16 are required to support full operation on each satellite. Prior to 2005, anomalies left each satellite with 23 usable TWTAs. While we do not expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures may impact commercial operation of the satellites. The TWTA failures have not reduced the remaining estimated useful life of the satellite.
EchoStar III. Our EchoStar III satellite operates at the 61.5 degree orbital location. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, the satellite was equipped with a total of 44 TWTAs to provide redundancy. As of January 8, 2006, this satellite has experienced 11 transponder pair (22 TWTA) failures. As a result, EchoStar III can now operate a maximum of 22 transponders, but due to redundancy switching limitations and specific channel authorizations, it currently can only operate 17 of the 19 FCC authorized frequencies we utilize at the 61.5 degree west orbital location for this spacecraft. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. The TWTA failures have not reduced the remaining estimated useful life of the satellite.

EchoStar IV. Our EchoStar IV satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. During July 2005, we relocated our EchoStar IV satellite from our 157 degree orbital location to a third party Mexican DBS orbital slot located at 77 degrees. During the relocation, EchoStar IV experienced a thruster anomaly which has not impacted commercial operation of the satellite. Prior to 2004, this satellite experienced failures with the deployment of its solar arrays and with 38 of its 44 transponders (including spares), and further experienced anomalies affecting its thermal systems and propulsion systems. Several years ago, we filed an insurance claim for a total loss under the launch insurance policies covering this satellite. During March 2005, we settled this insurance claim and related claims for accrued interest and bad faith with the insurers for a net amount of $240.0 million (see Note 3 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). During September 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. As discussed above, EchoStar IV is only capable of operating six of its 44 transponders and is fully depreciated.
EchoStar V. EchoStar V, which is currently located at the 129 degree orbital location, was designed to operate a maximum of 32 transponders at approximately 110 watts per channel, switchable to 16 transponders operating at over 220 watts per channel. Momentum wheel failures on this satellite in prior years resulted in increased fuel consumption and caused a minor reduction of spacecraft life. During 2005, we determined those anomalies will reduce the life of EchoStar V more than previously estimated, and as a result, we reduced the estimated remaining useful life of the satellite from approximately seven years to approximately six years effective January 2005. EchoStar V has been utilized as an in-orbit spare since February 2003. On June 30, 2005, the FCC approved our request to use this satellite to provide service to the United States from a third party Canadian DBS orbital slot located at the 129 degree orbital location. Due to the increase in fuel consumption resulting from the relocation of EchoStar V from the 119 degree orbital location to the 129 degree orbital location, effective July 1, 2005, we further reduced the satellite’s estimated remaining useful life from approximately six years to approximately 40 months. These reductions in estimated remaining useful life during 2005 increased our depreciation expense related to the satellite by approximately $9.2 million in 2005 and will increase it by approximately $15.3 million annually thereafter. Prior to 2005, EchoStar V experienced anomalies resulting in the loss of five solar array strings out of a total of 96 available, reducing solar array power to approximately 95% of its original capacity. During August 2005, EchoStar V lost an additional solar array string. The loss is not expected to impact commercial operation of the satellite or its remaining useful life. There can be no assurance that future anomalies will not further impact the useful life or commercial operation of the satellite.
EchoStar VI. EchoStar VI, which currently operates at the 110 degree orbital location, was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. This satellite has a total of 108 solar array strings. Approximately 102 are required to assure full power availability for the estimated 12-year estimated useful life of the satellite. Prior to 2005, EchoStar VI lost a total of five solar array strings. During 2005, EchoStar VI experienced anomalies resulting in the loss of 11 additional solar array strings bringing the total number of string losses to 16, and reducing the number of functional solar array strings available to 92. The solar array anomalies will prevent the use of some of those transponders for the full 12-year estimated useful life of the satellite. See discussion of evaluation of impairment in Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. However, the solar array anomalies have not impacted commercial operation of the satellite or reduced its estimated useful life below 12 years. There can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.
EchoStar VII. EchoStar VII, which currently operates at the 119 degree orbital location, was designed to operate 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. Each transponder can transmit multiple digital video, audio and data channels. EchoStar VII also includes spot beam technology. During 2004, our EchoStar VII satellite lost a solar array circuit. EchoStar VII was designed with 24 solar array circuits and needs 23 for the spacecraft to be fully operational at end of life. While this anomaly is not expected to reduce the estimated useful life of the satellite to less than 12 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII. EchoStar VIII, which currently operates at the 110 degree orbital location, was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. During January 2005, one of the computer components in its control electronics experienced an anomaly. The processors were successfully reset during April 2005, restoring full redundancy in the spacecraft control electronics. During July 2005, a thruster experienced a “bubble” event in a propellant line which caused improper pointing of the satellite resulting in a loss of service. Service was restored within several hours and the thruster is currently operating normally. During February 2005, EchoStar VIII lost a solar array string, reducing solar array power to approximately 99% of its original capacity. Until the root cause of these anomalies are determined, there can be no assurance that a repeat of the July 2005 anomaly, or other anomalies, will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. These and other anomalies previously disclosed have not reduced the 12-year estimated useful life of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has commenced commercial operation, which is currently expected during second quarter 2006. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
EchoStar IX. EchoStar IX, which currently operates at the 121 degree orbital location, was designed to operate 32 Ku-band transponders at approximately 110 watts per channel, along with transponders that can provide services in Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services. The satellite also includes a C-band payload which is owned by a third party.
EchoStar X. EchoStar X, a DBS satellite which can operate up to 49 spot beams using up to 42 active 140 watt TWTAs, was launched on February 15, 2006. Assuming successful completion of in-orbit testing, the satellite is expected to commence commercial operations during the second quarter of 2006 at the 110 degree orbital location. The spot beams on EchoStar X are designed to increase the number of markets where we can offer local channels by satellite, including high definition local channels.
EchoStar XII. EchoStar XII, previously known as Rainbow 1, currently operates at the 61.5 degree orbital location. This direct broadcast satellite, which was purchased in November 2005 from Rainbow DBS Co., a subsidiary of Cablevision Systems Corporation, was designed to provide all CONUS, all Spot Beam, or a mixture of CONUS and Spot Beam coverage. In the all CONUS configuration, the spacecraft can operate 13 transponders (26 TWTAs) at 270 watts per channel. In the all Spot Beam mode, the spacecraft can operate up to 22 spot beams using a combination of 135 and 65 watt TWTAs. We are currently using the payload in the all CONUS configuration.
EchoStar XII experienced one north solar array circuit failure during May 2005 and one south solar array circuit failure during September 2004. The south solar array circuit has since partially recovered. The reason for the failures is unknown, but believed to be caused by an internal electrical short circuit. While this anomaly is not expected to reduce the remaining useful life of the satellite to less than 10 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses, which could impact commercial operation of the satellite.

Leased Satellites
We currently lease three in-orbit satellites.
AMC-2. AMC-2 currently operates at the 85 degree orbital location. This SES Americom FSS satellite is equipped with 24 medium power Ku FSS transponders. Our lease of this satellite is scheduled to continue through 2006.
AMC-15. AMC-15 currently operates at the 105 degree orbital location. This SES Americom FSS satellite is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams. We currently use the capacity on AMC-15 to offer a combination of programming including local channels. This programming is expected to be transferred to our EchoStar X satellite following completion of in-orbit testing. We currently do not have a plan to utilize the capacity of AMC-15 once this programming is transferred to EchoStar X. We could use this satellite to offer local network channels in additional markets, together with satellite-delivered high-speed internet services.
AMC-16. AMC-16 is currently located at the 85 degree orbital location. This SES Americom FSS satellite is virtually identical to AMC-15 and is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams capable of covering CONUS from the 85 degree orbital location. We could use this satellite to offer local network channels in additional markets, together with satellite-delivered high-speed internet services. We have applied to the FCC for permission to use the AMC-16 satellite at the 118.7 degree orbital location.
Satellites under Construction
We have entered into contracts to construct six new satellites.
•	EchoStar XI, a Space Systems/Loral, Inc. (“SSL”) DBS satellite, is expected to be completed during 2007. EchoStar XI will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

•	Five additional SSL Ka and/or Ku expanded band satellites are contractually scheduled to be completed during 2008 and 2009 and will enable better bandwidth utilization and could allow DISH Network to offer other value-added services including 2-way broadband and video.
We have also entered into satellite service agreements to lease capacity on three additional satellites currently under construction.
•	An SES Americom DBS satellite (AMC-14) expected to launch during late 2006 and commence commercial operation at an orbital location to be determined at a future date. This satellite could be used as additional backup capacity and to offer other value-added services.

•	The Telesat Anik F3 FSS satellite expected to launch during 2006 and commence commercial operation at the 118.7 degree orbital location. This satellite could allow DISH Network to offer other value-added services.

•	A Canadian DBS satellite, Ciel 2, which is currently scheduled to be launched during 2008 and is expected to be located at the 129 degree orbital location.
We are significantly increasing our satellite capacity as a result of the agreements discussed above and other satellite service agreements currently under negotiation. While we are currently evaluating various opportunities to make profitable use of this capacity (including, but not limited to, launching satellite two-way and wireless broadband, increasing our international programming and other services, and expanding our local and HD programming), we do not have firm plans to utilize all of the additional satellite capacity we expect to acquire. In addition, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this additional capacity. Future costs associated with this additional capacity will negatively impact our margins if we do not have sufficient growth in subscribers or in demand for new programming or services to generate revenue to offset the costs of this increased capacity.

Components of a DBS System
Overview. In order to provide programming services to DISH Network subscribers, we have entered into agreements with video, audio and data programmers who generally make their programming content available to our digital broadcast operations centers via commercial satellites or fiber optic networks. We monitor those signals for quality, and can add promotional messages, public service programming, advertising, and other information. Equipment at our digital broadcast operations centers then digitizes, compresses, encrypts and combines the signal with other necessary data, such as conditional access information. We then “uplink” or transmit the signals to one or more of our satellites and broadcast directly to DISH Network subscribers.
In order to receive DISH Network programming, a subscriber needs:
•	a satellite antenna, which people sometimes refer to as a “dish,” and related components;

•	a “satellite receiver” or “set-top box”; and

•	a television.
EchoStar Receiver Systems. EchoStar receiver systems include a small satellite dish, a digital satellite receiver that decrypts and decompresses signals for television viewing, a remote control and other related components. We offer a number of set-top box models. Our standard system comes with an infrared universal remote control, an on-screen interactive program guide and V-chip type technology for parental control. Our premium models include a hard disk drive enabling additional features such as digital video recording of more than 210 hours of programming and a UHF/infrared universal remote. Certain of our standard and premium systems allow independent satellite TV viewing on two separate televisions. We also offer a variety of specialized products including HD receivers. Set-top boxes communicate with our authorization center through telephone lines to, among other things, report the purchase of pay-per-view movies and other events. DISH Network reception equipment is incompatible with our competitors’ systems.
Although we internally design and engineer our receiver systems, we out-source manufacturing to high-volume contract electronics manufacturers. Sanmina-SCI Corporation is the primary manufacturer of our receiver systems. JVC and Celetronix USA, Inc. also manufacture some of our receiver systems.
We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our receivers and many components of our EchoStar receiver systems that we provide to subscribers. Although there can be no assurance, we do not believe that the loss of any single manufacturer would materially impact our business.
Conditional Access System. We use conditional access technology to encrypt our programming so only those who pay can receive it. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in the satellite receiver, together referred to as “security access devices,” to control access to authorized programming content. We own 50% of NagraStar L.L.C., a joint venture that provides us with security access devices. Nagra USA, a subsidiary of the Kudelski Group, owns the other 50% of NagraStar. NagraStar purchases these security access devices from NagraCard SA, a Swiss company which is also a subsidiary of the Kudelski Group. These security access devices, certain aspects of which we can upgrade over the air or replace periodically, are a key element in preserving the security of our conditional access system. When a consumer orders a particular channel, we send a message by satellite that instructs the security access devices to permit decryption of the programming for viewing by that consumer. The set-top box then decompresses the programming and sends it to the consumer’s television.
It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. Our signal encryption has been compromised by theft of service and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. In addition, theft of our competitors’ programming can also increase our churn. Compromises of our encryption technology could also adversely affect our ability to contract for video and audio services provided by programmers. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat theft of our service and maintain the functionality of active set-top boxes, we recently replaced the majority of our older generation smart cards with newer generation smart cards. These existing smart cards have been compromised, and we are implementing software patches and other security measures to help secure our service. However, there can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost of card replacements could have a material adverse effect on our financial condition, profitability and cash flows. Furthermore, other illegal methods that compromise satellite programming signals may be developed in the future. If we cannot control compromises of our encryption technology, our revenue, net subscriber acquisition costs, churn and our ability to contract for video and audio services provided by programmers could be materially adversely affected.
Installation. While some consumers have the skills necessary to install our equipment in their homes, we believe that most installations are best performed by professionals, and that on time, quality installations are important to our success. Consequently, we are continuing to expand our installation business, which is conducted through our DISH Network Service L.L.C. subsidiary. We use both employees and independent contractors for professional installations. Independent installers are held to DISH Network Service L.L.C. service standards to attempt to ensure each DISH Network customer receives the same quality installation and service. Our offices and independent installers are strategically located throughout the continental United States. Although there can be no assurance, we believe that our internal installation business helps to improve quality control, decrease wait time on service calls and new installations and helps us better accommodate anticipated subscriber growth.
Digital Broadcast Operations Centers. Our principal digital broadcast operations centers are located in Cheyenne, Wyoming and Gilbert, Arizona. Almost all of the functions necessary to provide satellite-delivered services occur at those locations. The digital broadcast operations centers use fiber optic lines and downlink antennas to receive programming and other data from content providers. For most local channels, the programming signals are encoded in the originating city and then backhauled via fiber to our digital broadcast operation centers. These centers then uplink programming content to our direct broadcast satellites. Equipment at our digital broadcast operations centers performs substantially all compression and encryption of DISH Network’s programming signals. We have also built five new regional digital broadcast operations centers that will allow us to better utilize the spot beam capabilities of our satellites.
Customer Service Centers. We currently operate 11 owned or out-sourced customer service centers fielding most of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for hardware, programming, billing, installation and technical support. We continue to work to automate simple phone responses and to increase Internet-based customer assistance in order to better manage customer service costs and improve the customer’s self-service experience.
Subscriber Management. We presently use, and are dependent on, CSG Systems International, Inc.’s software system for the majority of DISH Network subscriber billing and related functions.

Competition for our Dish Network Business
We compete in the subscription television service industry against other DBS television providers, cable television and other system operators offering video, audio and data programming and entertainment services. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our earnings and other operating metrics could be materially adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.
Cable Television. Cable television operators have a large, established customer base, and many cable operators have significant investments in, and access to, programming. Of the total U.S. households in which cable television service was available as of June 30, 2005 approximately 60% subscribed to cable. Cable television operators continue to leverage their advantages relative to satellite operators by, among other things, bundling their analog video service with expanded digital video services, 2-way high speed internet access, and telephone services. Cable television operators with analog systems are also able to provide service to multiple television sets within the same household at a lesser incremental cost to the consumer, and they are able to provide local and other programming in a larger number of geographic areas. As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.
Some digital cable platforms currently offer a VOD service that enables subscribers to choose from a library of programming selections for viewing at their convenience. We are continuing to develop our own VOD service alternative which was launched on a limited scale during 2005. There can be no assurance that our VOD service will be successful in competing with other video providers.
DBS and Other Direct-to-Home System Operators. News Corporation owns a 34% controlling interest in the DirecTV Group, Inc. (“DirecTV”). News Corporation’s diverse world-wide satellite, content and other related businesses may provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other assets valuable to our industry. In addition, DirecTV’s satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. We believe DirecTV continues to be in an advantageous position relative to our Company with regard to, among other things, certain programming packages, and possibly, volume discounts for programming offers. DirecTV recently launched two new satellites and announced plans to launch two additional new satellites in 2007 in order to offer local and national channel programming in HD to most of the U.S. population. Although we have recently launched our own HD initiatives, if DirecTV fully implements these plans, we may be placed at a further competitive disadvantage compared to DirecTV.
Furthermore, other companies in the United States have conditional permits or leased transponders for a comparatively small number of DBS assignments that can be used to provide subscription satellite services to portions of the United States. These new entrants may have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 12 million subscribers.
VHF/UHF Broadcasters. Most areas of the United States can receive traditional terrestrial VHF/UHF television broadcasts of between three and 10 channels. These broadcasters provide local, network and syndicated programming. The local content nature of the programming may be important to the consumer, and VHF/UHF programming is typically provided free of charge. In addition, the FCC has allocated additional digital spectrum to licensed broadcasters. At least during this transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel. Our business could be adversely affected by continued free broadcast of local and other programming and increased program offerings by traditional broadcasters.

Impact of High Definition TV. Although we believe we currently offer more HD content than our competitors, we may be placed at a competitive disadvantage to the extent other multi-channel video providers increase their offering of HD programming. We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD, unless we make substantial additional investments in infrastructure to deliver HD programming. There can be no assurance that we will be able to effectively compete with HD program offerings from other video providers.
New Technologies and Competitors. New technologies could also have a material adverse effect on the demand for our DBS services. For example, we face an increasingly significant competitive threat from the build-out of advanced fiber optic networks. Verizon Communications, Inc. (“Verizon”) and AT&T have begun deployment of fiber-optic networks that will allow them to offer video services bundled with traditional phone and high speed internet directly to millions of homes as early as the second half of 2006. In addition, telephone companies and other entities are also implementing and supporting digital video compression over existing telephone lines and digital “wireless cable” which may allow them to offer video services without having to build a new infrastructure. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the internet.
With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. In addition, there are several initiatives by companies to make it easier to view Internet-based video on television and personal computer screens. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers via digital air waves.
Mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, telephone companies and others also may result in providers capable of offering television services in competition with us. In addition, our competitors are increasingly using existing and new technologies to offer bundles of television and telecommunications services that may prove to be more competitive than our current offerings. As a result, we may not be able to compete successfully with existing competitors or new entrants in the market for television services.
ECHOSTAR TECHNOLOGIES CORPORATION
EchoStar Technologies Corporation (“ETC”), one of our wholly-owned subsidiaries, designs and develops EchoStar receiver systems. Our satellite receivers have won numerous awards from the Consumer Electronics Manufacturers Association, retailers and industry trade publications. We out-source the manufacture of EchoStar receiver systems to third parties who manufacture the receivers in accordance with our specifications.
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
We believe that DTH satellite service is particularly well-suited for countries without extensive cable infrastructure, and we are actively soliciting new business for ETC. However, there can be no assurance that ETC will be able to develop additional international sales or maintain its existing business.
Through 2005, our primary international customer was Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. We currently have certain binding purchase orders from Bell ExpressVu, and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. Our future international revenue depends largely on the success of these and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of DTH satellite TV products and the increasing intensity of competition for international subscription television subscribers.

ETC’s business also includes our Atlanta-based EchoStar Data Networks Corporation and our UK-based Eldon Technology Limited (“Eldon Technology”) subsidiaries. EchoStar Data Networks is a supplier of technology for distributing Internet and other content over satellite networks. Eldon Technology designs and tests various software and other technology used in digital televisions and set-top boxes, strengthening our product design capabilities for satellite receivers and integrated televisions in both the international and United States markets.
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
GOVERNMENT REGULATION
We are subject to comprehensive regulation by the FCC. We are also regulated by other federal agencies, state and local authorities and the International Telecommunication Union (“ITU”). Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.
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
FCC Regulation under the Communications Act
FCC Jurisdiction over our Operations. The Communications Act gives the FCC broad authority to regulate the operations of satellite companies. Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:
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
In order to obtain FCC satellite licenses and authorizations, satellite operators must satisfy strict legal, technical and financial qualification requirements. Once issued, these licenses and authorizations are subject to a number of conditions including, among other things, satisfaction of ongoing due diligence obligations, construction milestones, and various reporting requirements.

Our Basic DBS Frequency Licenses and Authorizations. Most of our programming is transmitted to our customers on frequencies in the 12.2 to 12.7 GHz range, which we refer to as the “DBS” frequencies. We are licensed or authorized by the FCC to operate DBS frequencies at the following orbital locations:
•	22 frequencies at the 61.5 degree orbital location;

•	29 frequencies at the 110 degree orbital location;

•	21 frequencies at the 119 degree orbital location; and

•	32 frequencies at the 148 degree orbital location.
We also sublease six transponders (corresponding to six frequencies) at the 61.5 degree orbital location from licensee Dominion Video Satellite, Inc. (“Dominion”). In addition, we were the winning bidder for the remaining 29 DBS frequencies at the 157 degree orbital location at an FCC auction conducted in July 2004. However, the Washington, D.C. Court of Appeals overturned the auction and the FCC has not yet decided how it will allocate those orbital slots and frequencies. We have also applied for the two remaining frequencies at the 61.5 slot. We cannot be certain that the FCC will ultimately grant us the licenses for the additional frequencies at 61.5 or 157.
Duration of our Satellite Licenses and Authorizations. Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC. While under a recent FCC rulemaking the term of certain satellite licenses has been extended from 10 to 15 years, the term of DBS licenses remains at 10 years; our licenses are currently set to expire at various times starting as early as November 2006. In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject again to possible renewal by the FCC.
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
Risks to our Ka-Band and Ku-Band Authorizations. Our Ka-band license at the 121 degree orbital locations allow us to use only 500 MHz of Ka-band spectrum in each direction, while certain other licensees have been authorized to use 1000 MHz in each direction. Our Ka-band licenses at the 97, 113 and 117 degree orbital locations are for the full 1000 MHz in each direction. With respect to these latter Ka-band licenses, the FCC requires construction, launch and operation of the satellites to be completed by December 2008, October 2009 and March 2009, respectively. During 2004, we submitted satellite construction contracts to the FCC for the proposed Ka-band satellites at the 97 and 117 degree orbital locations. The FCC subsequently ruled that these contracts comply with the first construction milestone requirement. During the fourth quarter of 2005, we changed satellite vendors and submitted the revised contracts for the Ka satellites at the 97 and 117 orbital locations and a new contract for the Ka satellite at the 113 orbital location. In December 2005, we conducted the critical design review for the Ka satellite at the 117 orbital location as required by the conditions of our license. In March 2006, the FCC ruled that we had successfully met the requirements for meeting the critical design review milestone for the 117 degree orbital location contract. We cannot be sure that the FCC will rule that these new contracts we submitted comply with their first construction milestone or critical design review milestone requirements. Moreover, ITU deadlines required Ka-band satellites to be operating at the 97, 113 and 117 degree orbital locations by June of 2005. For our extended Ku-band satellites at the 109 and 121 degree orbital locations, the FCC requires construction, launch and operation of the satellites to be completed by September 2009. We recently submitted construction contracts to the FCC for these two satellites. There can be no assurance that we will develop acceptable plans to meet all of these deadlines, or that we will be able to utilize any of these orbital slots.
Recent FCC Rulemaking Affecting our Licenses and Applications. The FCC changed its system for processing applications to a “first-come, first-served” process. Since that change became effective, we have filed or refiled, and have pending before the FCC, new applications for as many as five satellites in several different frequency bands. Several of our direct or indirect competitors have filed petitions to deny or dismiss certain of our pending applications or have requested that conditions be placed on authorizations we requested. We received conditional Ka-band licenses for the 97, 113 and 117 degree orbital locations, and extended Ku-band licenses for the 109 and 121 degree orbital locations, while a number of our other applications have been denied or dismissed without prejudice by the FCC. We cannot be sure that the FCC will grant any of our outstanding applications, or that the authorizations, if granted, will not be subject to onerous conditions. Moreover, the cost of building, launching and insuring a satellite can be as much as $250.0 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations. The FCC has also imposed a $3.0 million (previously $5.0 million) bond requirement for all future satellite licenses, which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite. We have provided the FCC with letters of credit, collateralized by approximately $14.2 million of our restricted cash and marketable investment securities as of December 31, 2005, to satisfy this requirement for all of our Ka-band and extended Ku-band licenses.
Satellite License Auction Proceedings. The FCC has proposed to auction licenses for two DBS frequencies at the 61.5 degree orbital location. In 2004, the FCC ruled that DBS providers that hold DBS licenses at orbital locations capable of serving the entire continental United States (including EchoStar) would not be eligible to bid for the license for the two frequencies at the 61.5 degree orbital location, and would not be qualified to acquire that license for a period of four years following grant. We have requested a reconsideration of this ruling which Dominion subsequently opposed. As a result, we cannot be certain of a positive outcome.
Expansion DBS Spectrum. The FCC has also allocated additional expansion spectrum for DBS services commencing in 2007. This could create significant additional competition in the market for subscription television services. We filed applications for this additional spectrum during March 2002 but cannot predict whether the FCC will grant these applications.
Other Services in the DBS Band. The FCC has also adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as direct broadcast satellite and Ku-band-based fixed satellite services. In the same rulemaking, the FCC authorized use of the DBS spectrum that we use, by terrestrial communication services and it auctioned licenses for these terrestrial services during January 2004. There can be no assurance that operations by non-geostationary orbit fixed satellite services or terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.
Proposals to allow 4.5 Degree Spacing. During 2002, SES Americom, Inc. requested a declaratory ruling that it is in the public interest for SES Americom to offer satellite capacity for third party DTH services to consumers in the United States and certain British Overseas Territories in the Caribbean. SES Americom proposes to employ a satellite licensed by the Government of Gibraltar to operate in the same uplink and downlink frequency bands as us, from an orbital position located in between two orbital locations where EchoStar and DirecTV have already positioned satellites. DirecTV, which opposes SES’s petition, has itself filed a petition for rulemaking for standards to permit such 4.5 degree spacing. During January 2004, we filed comments in response to DirecTV’s petition for rulemaking. The possibility that the FCC will allow service to the U.S. from closer-spaced DBS slots may permit additional competition against us from other DBS providers.
Competition for Canadian Orbital Slots. DirecTV requested and obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot. We have also requested and subsequently received authority to do the same from the Canadian DBS orbital slot at 129 degrees. A similar request to use an FSS orbital slot at 118.7 degrees remains pending. The possibility that the FCC will allow service to the U.S. from foreign slots may permit additional competition against us from other DBS providers.

Rules Relating to Alaska and Hawaii. The holders of DBS authorizations issued after January 1996 must provide DBS service to Alaska and Hawaii if such service is technically feasible from the authorized orbital location. Our authorizations at the 110 degree and 148 degree orbital locations were received after January 1996. While we provide service to Alaska and Hawaii from both the 110 and 119 degree orbital locations, those states have expressed the view that our service should more closely resemble our service to the mainland United States and otherwise needs improvement. We received temporary conditional waivers of the service requirement for the 148 degree orbital location. However, the FCC could revoke these waivers at any time.
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
A La Carte. Some Members of Congress have proposed the imposition of indecency restrictions on satellite and cable providers. Others, together with the Chairman of the FCC, have suggested that satellite and cable providers be required to offer some or all programming on an individual, or “a la carte” basis. We cannot predict the effect any such obligations would have on our business.
Emergency Alert System. The Emergency Alert System (“EAS”) requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC recently released an order requiring satellite carriers to participate in the “national” portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We believe any such requirement would be difficult to implement, would require costly changes to our system and depending on how it is implemented, could inconvenience or confuse our viewers.
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
Plug and Play. The FCC adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems. That standard was developed through negotiations involving the cable and consumer electronics industries, but not us, and we are concerned that it may impose certain onerous “encoding rules” on all multi-channel video programming distributors, including us, and that the standard and its implementation process favor cable systems. We have filed a petition for review of the FCC’s “plug and play” order with the federal Court of Appeals for the District of Columbia Circuit on various grounds, but we cannot be sure that the court will not uphold the FCC’s decision.
Closed Captioning. The FCC recently initiated a rulemaking proceeding seeking comments on whether its rules that require broadcasters, DBS providers and cable operators to transmit closed captioned content should be revised. We currently do not have the capability of captioning every channel that we carry and rely on the program originators to perform this task. No technology exists that can be applied outside the program originator’s facility to determine if a program is correctly captioned. If we are required to monitor every one of the thousands of programs that we carry to ensure accurate captioning, we will bear substantial equipment, personnel and other related costs.
The Satellite Home Viewer Improvement Act and Satellite Home Viewer Extension and Reauthorization Act
Retransmission of Distant Networks. The Copyright Act, as amended by the Satellite Home Viewer Improvement Act, or “SHVIA,” permits satellite retransmission of distant broadcast channels only to “unserved households.” An example of a distant network station retransmission is a Los Angeles broadcast network station retransmitted by satellite to a subscriber outside of the Los Angeles market. That subscriber qualifies as an “unserved household” if he or she cannot receive, over the air, a signal of sufficient intensity (“Grade B” intensity) from a Los Angeles station affiliated with the same broadcast network.
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
In addition, SHVIA has affected and continues to affect us adversely in several other respects. The legislation prohibits us from carrying more than two distant signals for each broadcasting network and leaves the FCC’s Grade B intensity standard unchanged without future legislation. The FCC recently rejected our petition for reconsideration of its methodology for predicting whether a particular household is served by a signal of Grade B intensity. While we have filed a petition for federal appellate review of the FCC’s action we cannot be sure that the court will not uphold the FCC’s decision. The FCC rules mandated by SHVIA also require us to potentially delete substantial programming (including sports programming) from these signals. Although we have implemented certain measures in order to comply with these rules, these requirements may significantly hamper our ability to retransmit distant network and superstation signals. The burdens the rules impose upon us may become so onerous that we may be required to substantially alter, or stop retransmitting, some programming channels. In addition, the FCC’s sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system.
During 2004, Congress passed the Satellite Home Viewer Extension and Reauthorization Act, or “SHVERA.” SHVERA extends our legal authority to retransmit distant stations under SHVIA to December 31, 2009, but imposes new and complex restrictions on that authority. In general, we can no longer offer distant network stations to new subscribers in markets in which we offer local broadcast stations. In addition, our ability to retransmit distant digital network stations today depends on whether a household is unserved by the analog signal of the local network station. While the statute gives us the ability to engage in signal strength testing to determine whether a household can receive the digital signal of the local network station, this ability does not commence until at least April 30, 2006 or July 15, 2007 (depending on the market and whether extensions are granted), and is also subject to certain restrictions. It is too early to fully assess all of the implications of SHVERA for our retransmissions of distant network stations.

SHVERA also amended the royalty provisions applicable to our retransmission of distant broadcast channels and superstations. While the initial royalty rate specified in SHVERA for analog distant network and superstation signals is that in effect on July 1, 2004, SHVERA has increased the initial rate for digital station retransmissions. In addition, SHVERA provides that these rates may be modified by voluntary negotiation or through arbitration initiated by the Librarian of Congress if no voluntary agreement is reached. While we have reached a conditional agreement with certain (but not all) copyright owners, we may be required to submit to arbitration to obtain agreements with others, and there is a risk we may be required to pay significantly higher royalty rates for these distant stations as a result.
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
Opposition to Our Delivery of Distant Signals. See “Item 3 — Legal Proceedings — Distant Network Litigation” for information regarding opposition to our delivery of distant signals.
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
“Must Carry” and Other Requirements. SHVIA also imposed “must carry” requirements on DBS providers and the FCC has adopted detailed “must carry” rules. These rules generally require that satellite distributors carry all the local broadcast stations requesting carriage in a timely and appropriate manner in areas where they choose to offer local programming, not just the four major networks. Since we have limited capacity, the number of markets in which we can offer local programming is reduced by the “must carry” requirements. The must carry legislation also includes provisions which could expose us to material monetary penalties, and permanent prohibitions on the sale of all local and distant broadcast channels, based on inadvertent violations of the legislation, prior law, or the FCC rules.
At any given time, there may be one or more “must carry” complaints by broadcasters against us pending at the FCC. The FCC has ruled against us in certain of these proceedings, and we cannot be sure that the FCC will rule in our favor in other pending or future proceedings. Adverse rulings could result in a decrease in the number of local areas where we can offer local network programming. This in turn could increase churn in those markets and preclude us from offering local broadcast channels in new markets, thereby reducing our competitiveness.
SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets a second dish was previously required to receive some local channels in the market. While we have subsequently reduced the number of markets where a second dish is necessary, we can not entirely eliminate the second dish necessity in all markets absent full operability of EchoStar X.
In the event EchoStar X experiences any anomalies, satellite capacity limitations could force us to move the local channels in some two dish markets to different satellites, requiring subscribers in those markets to install a second or different dish to continue receiving their local broadcast channels. We could be forced, in that event, to stop offering local channels in some of those markets altogether. The transition of all local broadcast channels in a market to a single dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the continued operation of our EchoStar V satellite at the 129 degree orbital location until commencement of commercial operation of EchoStar X. EchoStar V or EchoStar X anomalies could force us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligations. If impediments to our preferred transition plan arise, it is possible that the costs of compliance with the single dish requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
In addition, while the FCC has decided for now not to impose on satellite carriers “must carry” for HD television stations or dual digital/analog or multicast carriage obligations — i.e., additional requirements in connection with the carriage of digital television stations that go beyond carriage of one video signal (whether analog or standard definition digital) for each station — the FCC still has pending rulemaking proceedings on these matters. While the FCC recently ruled against dual and multicast carriage for cable companies, we cannot be certain that this decision will be upheld on review, that there will not be legislation overturning it, or that it will be applied to satellite carriers. In addition, certain parties have continued to urge the FCC to require satellite HD television must-carry. These proceedings may result in further, even more onerous, digital carriage requirements. HD television must-carry would likely require us to reduce the number of markets that we are otherwise able to serve with local stations in order to carry multiple signals for local stations in the markets that we would continue to serve.
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
The International Telecommunication Union
Our DBS system also must conform to the International Telecommunication Union, or “ITU,” broadcasting satellite service plan. If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants’ operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. The United States government has filed or is in the process of filing modification requests with the ITU for EchoStar I through VIII, EchoStar X and EchoStar XII. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. We cannot predict when the ITU will act upon these requests for modification or if they will be made.

Export Control Regulation
We are required to obtain import and general destination export licenses from the United States government to receive and deliver components of DTH satellite TV systems. In addition, the delivery of satellites and related technical information for the purpose of launch by foreign launch services providers is subject to strict export control and prior approval requirements.
PATENTS AND TRADEMARKS
Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.
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
ENVIRONMENTAL REGULATIONS
We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2006 or 2007. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.
SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA
For operating segment and principal geographic area data for 2005, 2004 and 2003 see Note 11 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
EMPLOYEES
We had approximately 21,000 employees at December 31, 2005, most of whom are located in the United States. We generally consider relations with our employees to be good.

Although a total of approximately 60 employees in two of our field offices have voted to unionize, we are not currently a party to any collective bargaining agreements. However, we are currently negotiating collective bargaining agreements at these offices.
WHERE YOU CAN FIND MORE INFORMATION
We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.
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
The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	53	Chairman, Chief Executive Officer and Director
O. Nolan Daines	46	Executive Vice President, Business Development
James DeFranco	53	Executive Vice President and Director
Michael T. Dugan	57	Chief Technical Officer and Director
Mark W. Jackson	45	President, EchoStar Technologies Corporation
Michael Kelly	44	Executive Vice President, Fixed Satellite Services Business Development
David K. Moskowitz	47	Executive Vice President, General Counsel, Secretary and Director
David J. Rayner	48	Executive Vice President and Chief Financial Officer
Steven B. Schaver	52	President, EchoStar International Corporation
Carl Vogel	48	Vice Chairman and Director
Charles W. Ergen. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar’s subsidiaries. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980.
O. Nolan Daines. Mr. Daines is currently the Executive Vice President of Business Development. He joined Echostar in September 2002 and served as a Senior Vice President and Executive Vice President of Information Technology and Broadband until December 2005 and was responsible for EchoStar’s broadband initiatives including strategic alliances with telecommunication partners. Mr. Daines served on EchoStar’s Board of Directors and its Audit Committee from March 1998 until September 2002. In addition, until May 2002, Mr. Daines served as a member of EchoStar’s Executive Compensation Committee.
James DeFranco. Mr. DeFranco, an Executive Vice President of EchoStar, has been a Vice President and a Director of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar’s subsidiaries. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen’s spouse, was a co-founder of EchoStar in 1980.
Michael T. Dugan. Mr. Dugan is the Chief Technical Officer of EchoStar and is responsible for all technical development and operations. Mr. Dugan, an EchoStar board member, has been with the Company since 1990 and was most recently a Senior Technical Advisor to the Executive Management Team. He also was President and Chief Operating Officer of EchoStar from April 2000 to April 2004, and prior to 2000, he was President of EchoStar Technologies Corporation.
Mark W. Jackson. Mr. Jackson is the President of EchoStar Technologies Corporation. Mr. Jackson served as Senior Vice President of EchoStar Technologies Corporation from April 2000 until June 2004 and as Senior Vice President of Satellite Services from December 1997 until April 2000.
Michael Kelly. Mr. Kelly is currently the Executive Vice President of Fixed Satellite Services Business Development. Mr. Kelly served as the Executive Vice President of DISH Network Service LLC and Customer Service from February 2004 until December 2005 and as Senior Vice President of DISH Network Service L.L.C. from March 2001 until February 2004. Mr. Kelly joined EchoStar in March 2000 as Senior Vice President of International Programming following our acquisition of Kelly Broadcasting Systems, Inc.

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
Carl E. Vogel. Mr. Vogel has served on the Board of Directors since May 2005 and became a full-time employee in June 2005 serving as our Vice Chairman. From 2001 until 2005, Mr. Vogel served as the President and CEO of Charter Communications Inc. (“Charter”), a publicly-traded company providing cable television and broadband services to approximately six million customers. Prior to joining Charter, Mr. Vogel worked as an executive officer in various capacities for the companies affiliated with Liberty Media Corporation. Mr. Vogel was one of our executive officers from 1994 until 1997, including serving as our President from 1995 until 1997.
There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.
Item 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we currently believe to be immaterial also may become important factors that affect us.
If any of the following events occur, our business, financial condition or results of operations could be materially and adversely affected.
Risks Related to Our Business
We compete with other subscription television service providers and traditional broadcasters, which could affect our ability to grow and increase our earnings and other operating metrics.
We compete in the subscription television service industry against other DBS television providers, cable television and other system operators offering video, audio and data programming and entertainment services. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our earnings and other operating metrics could be materially adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.
Cable television operators have a large, established customer base, and many cable operators have significant investments in, and access to, programming. Of the total U.S. households in which cable television service was available as of June 30, 2005 approximately 60% subscribed to cable. Cable television operators continue to leverage their advantages relative to satellite operators by, among other things, bundling their analog video service with expanded digital video services, 2-way high speed internet access, and telephone services. Cable television operators with analog systems are also able to provide service to multiple television sets within the same household at a lesser incremental cost to the consumer, and they are able to provide local and other programming in a larger number of geographic areas. As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.
Some digital cable platforms currently offer a VOD service that enables subscribers to choose from a library of programming selections for viewing at their convenience. We are continuing to develop our own VOD service alternative which was launched on a limited scale during 2005. There can be no assurance that our VOD service will be successful in competing with other video providers.

News Corporation owns a 34% controlling interest in the DirecTV Group, Inc. (“DirecTV”). News Corporation’s diverse world-wide satellite, content and other related businesses may provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other assets valuable to our industry. In addition, DirecTV’s satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. We believe DirecTV continues to be in an advantageous position relative to our Company with regard to, among other things, certain programming packages, and possibly, volume discounts for programming offers. DirecTV recently launched two new satellites and announced plans to launch two additional new satellites in 2007 in order to offer local and national channel programming in HD to most of the U.S. population. Although we have recently launched our own HD initiatives, if DirecTV fully implements these plans, we may be placed at a further competitive disadvantage compared to DirecTV.
Furthermore, other companies in the United States have conditional permits or leased transponders for a comparatively small number of DBS assignments that can be used to provide subscription satellite services to portions of the United States. These new entrants may have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 12 million subscribers.
Most areas of the United States can receive traditional terrestrial VHF/UHF television broadcasts of between three and 10 channels. These broadcasters provide local, network and syndicated programming. The local content nature of the programming may be important to the consumer, and VHF/UHF programming is typically provided free of charge. In addition, the FCC has allocated additional digital spectrum to licensed broadcasters. At least during this transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel. Our business could be adversely affected by continued free broadcast of local and other programming and increased program offerings by traditional broadcasters.
Although we believe we currently offer more HD content than our competitors, we may be placed at a competitive disadvantage to the extent other multi-channel video providers increase their offering of HD programming. We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD, unless we make substantial additional investments in infrastructure to deliver HD programming. There can be no assurance that we will be able to effectively compete with HD program offerings from other video providers.
New technologies could also have a material adverse effect on the demand for our DBS services. For example, we face an increasingly significant competitive threat from the build-out of advanced fiber optic networks. Verizon Communications, Inc. (“Verizon”) and AT&T have begun deployment of fiber-optic networks that will allow them to offer video services bundled with traditional phone and high speed internet directly to millions of homes as early as the second half of 2006. In addition, telephone companies and other entities are also implementing and supporting digital video compression over existing telephone lines and digital “wireless cable” which may allow them to offer video services without having to build a new infrastructure. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the internet.
With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. In addition, there are several initiatives by companies to make it easier to view Internet-based video on television and personal computer screens. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers via digital air waves.
Mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, telephone companies and others also may result in providers capable of offering television services in competition with us. In addition, our competitors are increasingly using existing and new technologies to offer bundles of television and telecommunications services that may prove to be more competitive than our current offerings. As a result, we may not be able to compete successfully with existing competitors or new entrants in the market for television services.

Satellite programming signals have been subject to theft, which could cause us to lose subscribers and revenue.
It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. Our signal encryption has been compromised by theft of service and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. In addition, theft of our competitors’ programming can also increase our churn. Compromises of our encryption technology could also adversely affect our ability to contract for video and audio services provided by programmers. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat theft of our service and maintain the functionality of active set-top boxes, we recently replaced the majority of our older generation smart cards with newer generation smart cards. These existing smart cards have been compromised, and we are implementing software patches and other security measures to help secure our service. However, there can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost of card replacements could have a material adverse effect on our financial condition, profitability and cash flows. Furthermore, other illegal methods that compromise satellite programming signals may be developed in the future. If we cannot control compromises of our encryption technology, our revenue, net subscriber acquisition costs, churn and our ability to contract for video and audio services provided by programmers could be materially adversely affected.
Increased subscriber turnover could harm our financial performance.
Our subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in competition from other multi-channel video providers and new technology entrants, signal theft, and increasingly complex products. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets a second dish was previously required to receive some local channels in the market. While we have subsequently reduced the number of markets where a second dish is necessary, we can not entirely eliminate the second dish necessity in all markets absent full operability of EchoStar X.
In the event EchoStar X experiences any anomalies, satellite capacity limitations could force us to move the local channels in some two dish markets to different satellites, requiring subscribers in those markets to install a second or different dish to continue receiving their local broadcast channels. We could be forced, in that event, to stop offering local channels in some of those markets altogether. The transition of all local broadcast channels in a market to a single dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the continued operation of our EchoStar V satellite at the 129 degree orbital location until commencement of commercial operation of EchoStar X. EchoStar V or EchoStar X anomalies could force us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligations. If impediments to our preferred transition plan arise, it is possible that the costs of compliance with the single dish requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
In addition, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has commenced commercial operation. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, resulting from failures relating to EchoStar X or EchoStar VIII, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in monthly average revenue per DISH Network subscriber and a temporary increase in subscriber churn.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. There can be no assurance that our existing security measures will not be compromised or that any future security measures we may implement will be effective in reducing theft of our programming signals.
Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Increased subscriber acquisition and retention costs could adversely affect our financial performance.
In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our costs to acquire subscribers, and to a lesser extent our subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Our average subscriber acquisition costs were approximately $439 per new subscriber activation during the year ended December 31, 2005, as compared to approximately $444 per new subscriber activation during 2004.
Subscriber acquisition costs exclude the value of receiver system equipment provided to subscribers under our DHA lease program. Because we retain ownership of such equipment, we capitalize such costs and depreciate them over the equipment’s useful life. Our equipment lease penetration increased during the year ended December 31, 2005 as compared to 2004. This reduced our average subscriber acquisition costs per new subscriber activation, and resulted in an increase in capital expenditures for the year ended December 31, 2005. In the event we continue to increase our equipment lease penetration, our average subscriber acquisition costs per new subscriber activation will continue to be positively impacted and our capital expenditures will continue to increase. If we included in our calculation of average subscriber acquisition costs per new subscriber activation the equipment capitalized under our lease program less the value of equipment returned and payments received, our average subscriber costs would have been approximately $668 per new subscriber activation during the year ended December 31, 2005 compared to $593 per new subscriber activation during 2004. This increase was primarily attributable to a greater number of SuperDISH installations, as well as an increase in DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, DVRs and HD receivers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.
In addition to new subscriber acquisition costs, we incur costs to retain existing subscribers, including costs related to the programs by which we offer existing subscribers new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of our receiver system equipment offered pursuant to our subscriber retention programs. Our capital expenditures related to subscriber retention programs could increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers HD receivers or EchoStar receivers with other enhanced technologies, or for other reasons.
Several years ago we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment. As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. We have implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages. This technology when implemented will result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Provided EchoStar X commences commercial operation during second quarter 2006 and other planned satellites are successfully deployed, our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.
Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.
We have substantial debt outstanding and may incur additional debt
As of December 31, 2005, our total debt, including the debt of our subsidiaries, was approximately $5.935 billion. During February 2006, our total debt increased to approximately $7.005 billion when we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016 and redeemed our outstanding 9 1/8% Senior Notes due 2009 of approximately $442.0 million.
Our debt levels could have significant consequences, including:
•	making it more difficult to satisfy our obligations;

•	increasing our vulnerability to general adverse economic conditions, including changes in interest rates;

•	limiting our ability to obtain additional financing;

•	requiring us to devote a substantial portion of our available cash and cash flow to make interest and principal payments on our debt, thereby reducing the amount of available cash for other purposes;

•	limiting our financial and operating flexibility in responding to changing economic and competitive conditions; and

•	placing us at a disadvantage compared to our competitors that have less debt.
In addition, we may incur substantial additional debt in the future. The terms of the indentures relating to our senior notes permit us to incur additional debt. If new debt is added to our current debt levels, the related risks we now face could intensify.
We may need additional capital, which may not be available, in order to continue growing, to increase earnings and to make payments on our debt.
Our ability to increase earnings and to make interest and principal payments on our debt will depend in part on our ability to continue growing our business by maintaining and increasing our subscriber base. This may require significant additional capital that may not be available to us.
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

In addition to our DBS business plan, we have contracts to construct, and conditional licenses and pending FCC applications for, a number of FSS Ku-band, Ka-band and extended Ku-band satellites. We may need to raise additional capital to construct, launch, and insure satellites and complete these systems and other satellites we may in the future apply to operate. We also periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital. There can be no assurance that additional financing will be available on acceptable terms, or at all.

We also have substantial satellite-related payment obligations under our various satellite service agreements.
Our business depends substantially on FCC licenses that can expire or be revoked or modified and applications that may not be granted.
If the FCC were to cancel, revoke, suspend or fail to renew any of our licenses or authorizations, it could have a material adverse effect on our financial condition, profitability and cash flows. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of programming and other services available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress often considers and enacts legislation that could affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.
We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.
DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, state and local authorities. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties any of which could have a material adverse effect on our business, financial condition and results of operations. You should review the regulatory disclosures under the caption “Item 1. Business — Government Regulation — FCC Regulation under the Communication Act, Other Communications Act Provisions” of this Annual Report on Form 10-K.
We may be unable to manage rapidly expanding operations.
If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and results of operations. To manage our growth effectively, we must, among other things, continue to develop our internal and external sales forces, installation capability, customer service operations and information systems, and maintain our relationships with third party vendors. We also need to continue to expand, train and manage our employee base, and our management personnel must assume even greater levels of responsibility. If we are unable to continue to manage growth effectively, we may experience a decrease in subscriber growth and an increase in churn, which could have a material adverse effect on our financial condition, profitability and cash flows.
We cannot be certain that we will sustain profitability.
Due to the substantial expenditures necessary to complete construction, launch and deployment of our DBS system and to obtain and service DISH Network customers, we have in the past sustained significant losses. If we do not have sufficient income or other sources of cash, our ability to service our debt and pay our other obligations could be affected. While we had net income of $1.515 billion, $214.8 million and $224.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, we may not be able to sustain this profitability. Improvements in our results of operations will depend largely upon our ability to increase our customer base while maintaining our price structure, effectively managing our costs and controlling churn. We cannot assure you that we will be effective with regard to these matters.

Our satellites are subject to risks related to launch.
Satellite launches are subject to significant risks, including launch failure, incorrect orbital placement or improper commercial operation. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than two years, and to obtain other launch opportunities. Such significant delays could materially adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.
In addition, the occurrence of future launch failures may materially adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. Please see further discussion under the caption “We currently have no commercial insurance coverage on our satellites” below.
We cannot be certain that EchoStar X will be successfully placed in commercial operation.
Our ability to timely comply with SHVERA requirements without incurring significant additional costs is dependent on, among other things, the successful commencement of commercial operation of our EchoStar X satellite during second quarter 2006 and continued operation of our EchoStar V satellite at the 129 degree orbital location until that time. Delays in the commencement of commercial operation of EchoStar X would likely require us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligation. Further, if impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
Our satellites are subject to significant operational risks.
Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite manufacturers’ errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.
Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components.
Any single anomaly or series of anomalies could materially adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our direct broadcast satellites and other satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites. Finally, the occurrence of anomalies may materially adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. You should review the disclosures relating to satellite anomalies set forth under Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
Meteoroid events pose a potential threat to all in-orbit geosynchronous satellites. The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets. Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.
Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points, and present hazards to operational spacecraft, including our satellites. We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers. The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

Our satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.
Our ability to earn revenue depends on the usefulness of our satellites. Each satellite has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our satellites is 12 years. We can provide no assurance, however, as to the actual useful lives of the satellites.
In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have a material adverse effect on our business, financial condition and results of operations. Such a relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that we could obtain such FCC approval. If we choose to use a satellite in this manner, this use could adversely affect our ability to meet the operation deadlines associated with our authorizations. Failure to meet those deadlines could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.
We currently have no commercial insurance coverage on our satellites.
We do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the premium costs are uneconomical relative to the risk of satellite failure. We believe that we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. For example, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has commenced commercial operation. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
Complex technology used in our business could become obsolete.
Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services on a timely basis and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner. The success of new product development depends on many factors, including proper identification of customer need, cost, timely completion and introduction, differentiation from offerings of competitors and market acceptance.
Technology in the subscription television and satellite services industries changes rapidly as new technologies are developed, which could cause our services and products to become obsolete. We and our suppliers may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, we could suffer a material adverse effect on our future competitive position that could cause a reduction in our revenues and earnings. We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 12 million subscribers. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. In addition, delays in the delivery of components or other unforeseen problems in our DBS system or other satellite services may occur that could materially adversely affect our ability to generate revenue, offer new services and remain competitive.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. Competition for the services of these types of employees is vigorous. We may not be able to attract and retain these employees. If we are unable to attract and maintain technically skilled employees, our competitive position could be materially adversely affected.
We depend on few manufacturers, and in some cases a single manufacturer, for many components of consumer premises equipment; we may be adversely affected by product shortages.
We depend on relatively few sources, and in some cases a single source, for many components of the consumer premises equipment that we provide to subscribers in order to deliver our digital television services. Product shortages and resulting installation delays could cause us to lose potential future subscribers to our DISH Network service.
We rely on key personnel.
We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman and Chief Executive Officer and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.
We are controlled by one principal stockholder.
Charles W. Ergen, our Chairman and Chief Executive Officer, currently beneficially owns approximately 48% of our total equity securities and possesses approximately 73% of the total voting power. Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result of Mr. Ergen’s voting power, ECC is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.
We may not be aware of certain foreign government regulations.
Because regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially adversely affect our ability to operate in that country. We cannot assure you that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.
We, our customers and companies with which we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our satellites. Because regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.
Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe their patents and proprietary rights.
Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business — Patents and Trademarks of this Annual Report on Form 10-K.
Our local programming strategy faces uncertainty.
SHVIA generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters we cannot carry their signals. This could have an adverse effect on our ability to compete with cable and other satellite companies which provide local channels. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities will require that we obtain additional retransmission consent agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short term.
Impediments to retransmission of distant broadcast signals; our distant programming strategy faces uncertainty.
The Copyright Act, as amended by SHVIA, permits satellite retransmission of distant broadcast channels only to “unserved households.” An example of a distant network station retransmission is a Los Angeles broadcast network station retransmitted by satellite to a subscriber outside of the Los Angeles market. That subscriber qualifies as an “unserved household” if he or she cannot receive, over the air, a signal of sufficient intensity (“Grade B” intensity) from a Los Angeles station affiliated with the same broadcast network.
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
SHVERA extends our legal authority to retransmit distant stations under SHVIA to December 31, 2009, but imposes new and complex restrictions on that authority. In general, we will no longer be able to offer distant network stations to new subscribers in markets in which we offer local broadcast stations. In addition, our ability to retransmit distant digital network stations today depends on whether a household is unserved by the analog signal of the local network station. While the statute gives us the ability to engage in signal strength testing to determine whether a household can receive the digital signal of the local network station, this ability does not commence until at least April 30, 2006 or July 15, 2007 (depending on the market and whether extensions are granted), and is also subject to certain restrictions. It is too early to fully assess all of the implications of SHVERA for our retransmissions of distant network stations. Please see further discussion under “Item 1. Business — Government Regulation — The Satellite Home Viewer Improvement Act and Satellite Home Viewer Extension and Reauthorization Act — Retransmission of Distant Networks” of this Annual Report on Form 10-K.
“Must carry” will negatively affect our ability to offer local network stations.
SHVIA also imposed “must carry” requirements on DBS providers and the FCC has adopted detailed “must carry” rules. These rules generally require that satellite distributors carry all the local broadcast stations requesting carriage in a timely and appropriate manner in areas where they choose to offer local programming, not just the four major networks. Since we have limited capacity, the number of markets in which we can offer local programming is reduced by the “must carry” requirements. The “must carry” legislation also includes provisions which could expose us to material monetary penalties, and permanent prohibitions on the sale of all local and distant broadcast channels, based on inadvertent violations of the legislation, prior law, or the FCC rules. Imposition of these penalties would have a material adverse effect on our business, financial condition and results of operations. Please see further discussion under “Item 1. Business — Government Regulation — The Satellite Home Viewer Improvement Act and Satellite Home Viewer Extension and Reauthorization Act — “Must Carry” and Other Requirements” of this Annual Report on Form 10-K.

TV networks oppose our strategy of delivering distant network signals.
We are party to a lawsuit in which the FOX Broadcasting Company (“FOX’) network and the independent affiliate groups associated with each of the four major broadcast networks have, among other things, attempted to enjoin us from selling distant network programming. If the plaintiffs in this lawsuit are successful in preventing us from selling distant network programming, and if we do not reach private settlement agreements with additional stations, we will attempt to assist our affected subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets.
However, we cannot predict with any degree of certainty how many of our affected subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all of our subscribers in the event the plaintiffs prevail on their claims and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.
Please see our more detailed discussion of this lawsuit under the caption Item 3. Legal Proceedings — Distant Network Litigation.
We depend on the Cable Act for access to others’ programming.
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
We depend on others to produce programming.
We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term. If we are unable to renew any of these agreements or the other parties cancel the agreements, we cannot assure you that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, programming costs may continue to increase. We may be unable to pass programming costs on to our customers which could have a material adverse effect on our financial condition, profitability and cash flows.
We face increasing competition from other distributors of foreign language programming.
We face increasing competition from other distributors of foreign language programming, including the Spanish-language programming previously discussed and foreign language programming distributed over the Internet. There can be no assurance that we will continue to experience growth in subscribers to our foreign-language programming services. In addition, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn. Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all.
We depend on independent retailers and others to solicit orders for DISH network services.
While we sell receiver systems and programming directly, independent distributors, direct marketers, retailers and consumer electronics stores are responsible for most of our sales. We also sell EchoStar receiver systems through nationwide retailers and certain regional consumer electronic chains. If we are unable to continue our arrangements with these retailers, we cannot guarantee that we would be able to obtain other sales agents, thus adversely affecting our business.
We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.
We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes internal control over financial reporting relating to our operations. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2005, and while there has been no material change in our internal control over financial reporting during 2006, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None

Item 2. PROPERTIES
The following table sets forth certain information concerning our principal properties:

		Approximate
	Segment(s)	Square	Owned or
Description/Use/Location	Using Property	Footage	Leased
Corporate headquarters, Englewood, Colorado	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	ETC	144,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	63,000	Owned
EchoStar Data Networks engineering offices, Atlanta, Georgia.	ETC	50,000	Leased
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	143,000	Owned
Digital broadcast operations center, Gilbert, Arizona .	DISH Network	124,000	Owned
Regional digital broadcast operations center, Monee, Illinois	DISH Network	45,000	Owned
Regional digital broadcast operations center, New Braunsfels, Texas	DISH Network	35,000	Owned
Regional digital broadcast operations center, Quicksberg, Virginia	DISH Network	35,000	Owned
Regional digital broadcast operations center, Spokane, Washington	DISH Network	35,000	Owned
Regional digital broadcast operations center, Orange, New Jersey	DISH Network	8,800	Owned
Customer call center and data center, Littleton, Colorado	DISH Network	202,000	Owned
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	Owned
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer call center, Christiansburg, Virginia .	DISH Network	103,000	Owned
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	79,000	Leased
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer call center, Thornton, Colorado	DISH Network	55,000	Owned
Customer call center, Harlingen, Texas	DISH Network	54,000	Owned
Customer call center, Bluefield, West Virginia .	DISH Network	50,000	Owned
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	144,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	209,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse and distribution center, Dallas, Texas	DISH Network	80,000	Leased
Warehouse and distribution center, Chicago, Illinois .	DISH Network	48,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	44,000	Owned
Warehouse and distribution center, Baltimore, Maryland	DISH Network	37,000	Leased
Engineering offices and warehouse, Almelo, The Netherlands .	All Other	55,000	Owned
Engineering offices, Eldon, England	All Other	43,000	Owned
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
A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We asked the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorneys’ fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make an assessment of the probable outcome of plaintiffs’ outstanding request for fees.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. The case is stayed pending the District Court’s ruling. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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
During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In August of 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. Charter has filed a petition for rehearing and the CAFC has asked Broadcom to respond to the petition. Our case remains stayed pending resolution of the Charter case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
TiVo Inc.
During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. The trial is scheduled to commence on March 27, 2006 in Marshall, Texas. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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
Acacia’s various patent infringement cases have now been consolidated for pre-trial purposes in the United States District court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Forgent
In July of 2005, Forgent Networks, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. Trial is currently scheduled for February 2007 in Marshall, Texas. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
California Action
A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The claim was denied class certification. In December 2005, we reached a settlement for an immaterial amount with the individual plaintiffs.
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
Shareholder Derivative Lawsuit
During March 2005, a shareholder derivative lawsuit was filed against EchoStar, its chairman and chief executive officer Charles W. Ergen and the members of its board of directors in the District Court of Douglas County, Colorado. On November 7, 2005, Plaintiffs filed a Notice of Dismissal asking that the suit be dismissed without prejudice.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were voted upon at the annual meeting of our shareholders held on October 6, 2005:
a.	The election of James DeFranco, Michael T. Dugan, Cantey Ergen, Charles W. Ergen, Steven R. Goodbarn, David K. Moskowitz, Tom A. Ortolf, C. Michael Schroeder and Carl E. Vogel as directors to serve until the 2006 annual meeting of shareholders; and

b.	Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005.

c.	Amend and restate the 1999 Stock Incentive Plan.

d.	Amend and restate the 2001 Non-employee Director Stock Plan.

e.	Shareholder proposal to amend EchoStar’s Equal Opportunity Policy.
All matters voted on at the annual meeting were approved except the shareholder proposal to amend our Equal Opportunity Policy. The voting results were as follows:

	Votes
	For	Against	Withheld
Election as directors:
James DeFranco	2,518,653,978	—	48,835,968
Michael T. Dugan	2,519,834,374	—	47,655,572
Cantey Ergen	2,518,657,672	—	48,832,274
Charles W. Ergen	2,524,083,024	—	43,406,922
Steven R. Goodbarn	2,555,942,371	—	11,547,575
David K. Moskowitz	2,518,685,042	—	48,804,904
Tom A. Ortolf	2,554,963,244	—	12,526,702
C. Michael Schroeder	2,556,152,099	—	11,337,847
Carl E. Vogel	2,520,090,589	—	47,399,357

Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005	2,565,786,666	1,624,162	—

Amend and Restate the 1999 Stock Incentive Plan	2,445,413,214	92,572,919	—

Amend and Restate the 2001 Non-Employee Director Stock Plan	2,436,589,364	101,387,488	—

Shareholder Proposal to Amend EchoStar’s Equal Opportunity Policy	39,163,576	2,486,852,264	—

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
Market Information. Our Class A common stock is quoted on the Nasdaq National Market under the symbol “DISH.” The sale prices shown below reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The high and low closing sale prices of our Class A common stock during 2005 and 2004 on the Nasdaq National Market (as reported by Nasdaq) are set forth below.

2004	High	Low
First Quarter	$39.33	$32.40
Second Quarter	34.65	29.54
Third Quarter	31.89	27.26
Fourth Quarter	34.27	30.02

2005
First Quarter	$33.12	28.31
Second Quarter	30.31	27.93
Third Quarter	32.11	28.61
Fourth Quarter	29.60	24.52
As of March 8, 2006, there were approximately 17,779 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of March 8, 2006, 188,435,208 of the 238,435,208 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman and Chief Executive Officer. During the fourth quarter of 2005, the remaining 50,000,000 outstanding shares of Class B common stock were gifted to a trust for members of Mr. Ergen’s family. There is currently no trading market for our Class B common stock.
Dividend. On December 14, 2004, we paid a one-time cash dividend of $1.00 per share, or approximately $455.7 million, on outstanding shares of our Class A and Class B common stock to shareholders of record at the close of business on December 8, 2004.
We currently do not intend to declare additional dividends on our common stock. Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans. See Item 12 — Security Ownership of Certain Beneficial Owners and Management.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2005 through March 8, 2006.

	Total		Total Number of	Maximum Approximate
	Number of		Shares Purchased	Dollar Value of Shares
	Shares	Average	as Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(a)	per Share	or Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2005	—	$—	—	$1,000,000
February 1 - February 28, 2005	90,000	$28.96	90,000	$997,394
March 1 - March 31, 2005	1,368,200	$28.71	1,368,200	$958,117
April 1 - April 30, 2005	859,633	$28.85	859,633	$933,314
May 1 - May 31, 2005	2,225,700	$28.59	2,225,700	$869,679
June 1 - June 30, 2005	7,000	$29.01	7,000	$869,476
July 1 - July 31, 2005	595,200	$28.80	595,200	$852,333
August 1 - August 31, 2005	10,000	$28.86	10,000	$852,044
September 1 - September 30, 2005	155,600	$28.97	155,600	$847,536
October 1 - October 31, 2005	1,729,000	$27.76	1,729,000	$799,542
November 1 - November 30, 2005	2,300,000	$26.10	2,300,000	$739,514
December 1 - December 31, 2005	3,842,403	$26.55	3,842,403	$637,488
January 1 - January 31, 2006	342,445	$27.22	342,445	$628,167
February 1 - February 28, 2006	86,737	$27.17	86,737	$625,811
March 1 - March 8, 2006	—	$—	—	$625,811

Total	13,611,918	$27.49	13,611,918	$625,811

(a)	During the period from January 1, 2005 through March 8, 2006 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on September 1, 2004. During the year, the Board of Directors extended the plan to expire on the earlier of June 30, 2006 or when an aggregate amount of $1.0 billion of stock has been purchased under the plan. We may elect not to purchase the maximum amount of shares allowable under this plan and we may also enter into additional Rule 10b5-1 plans to facilitate the share repurchases authorized by our Board of Directors. All purchases may be through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the period from January 1, 2005 through December 31, 2005. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes.
Item 6. SELECTED FINANCIAL DATA
The selected consolidated financial data as of and for each of the five years ended December 31, 2005 have been derived from, and are qualified by reference to our Consolidated Financial Statements. Beginning January 1, 2004, we combined certain revenue and cost of sales items into other captions. All prior period amounts have been conformed to the current period presentation. See further discussion under Item 7. — “Explanation of Key Metrics and Other Items.” This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2005, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
	2001	2002		2003	2004	2005
Statements of Operations Data	(In thousands, except per share data)
Revenue:
Subscriber-related revenue	$3,605,724	$4,429,699		$5,409,875	$6,677,370	$7,954,740
Equipment sales	359,934	348,629		295,409	373,253	377,948
Other	35,480	42,497		34,012	100,593	92,813

Total revenue	4,001,138	4,820,825		5,739,296	7,151,216	8,425,501

Costs and Expenses:
Subscriber related expenses (exclusive of depreciation shown below)	1,792,542	2,200,239		2,707,898	3,567,409	4,030,617
Satellite and transmission expenses (exclusive of depreciation shown below)	40,899	62,131		79,322	112,239	134,545
Cost of sales — equipment	263,046	227,670		194,491	305,313	323,073
Cost of sales — other	6,967	6,466		3,496	33,265	23,339
Subscriber acquisition costs	1,080,819	1,168,649		1,312,068	1,527,886	1,492,581
General and administrative	305,738	319,915		336,267	398,898	456,206
Non-cash, stock-based compensation	20,173	11,279		—	—	—
Depreciation and amortization	278,652	372,958		398,206	502,901	797,892

Total costs and expenses	3,788,836	4,369,307		5,031,748	6,447,911	7,258,253

Operating income (loss)	$212,302	$451,518		$707,548	$703,305	$1,167,248

Net income (loss)	$(215,498)	$(852,034	)(1)	$224,506	$214,769	$1,514,540	(3)

Basic and diluted net income (loss) to common stockholders	$(215,835)	$(414,601	)(2)	$224,506	$214,769	$1,514,540	(3)

Basic weighted-average common shares outstanding	477,172	480,429		483,098	464,053	452,118

Diluted weighted-average common shares outstanding	477,172	480,429		488,314	467,598	484,131

Basic net income (loss) per share	$(0.45)	$(0.86)		$0.46	$0.46	$3.35

Diluted net income (loss) per share	$(0.45)	$(0.86)		$0.46	$0.46	$3.22

Cash dividend per common share	$—	$—		$—	$1.00	$—

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data	(In thousands)
Cash, cash equivalents and marketable investment securities	$2,828,297	$2,686,995	$3,972,974	$1,155,633	$1,181,360
Restricted cash and marketable investment securities	1,288	9,972	19,974	57,552	67,120
Cash reserved for satellite insurance	122,068	151,372	176,843	—	—
Total assets	6,519,686	6,260,585	7,585,018	6,029,277	7,410,210
Long-term obligations (including current portion):
Senior Notes	3,700,000	3,700,000	5,378,351	3,946,153	3,941,964
Convertible Notes	2,000,000	2,000,000	1,500,000	1,525,000	1,525,000
Capital lease obligations, mortgages and other notes payable	21,602	47,053	59,322	320,408	468,337
Total stockholders’ equity (deficit)	(777,772)	(1,176,022)	(1,032,524)	(2,078,212)	(866,624)

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
Other Data
DISH Network subscribers, as of year end (in millions)	6.830	8.180	9.425	10.905	12.040
DISH Network subscriber additions, gross (in millions)	2.722	2.764	2.894	3.441	3.397
DISH Network subscriber additions, net (in millions)	1.570	1.350	1.245	1.480	1.135
Monthly churn percentage	1.60%	1.59%	1.57%	1.62%	1.65%
Average revenue per subscriber (“ARPU”)	$49.56	$49.37	$51.21	$54.87	$57.81
Average subscriber acquisition costs per subscriber (“SAC”)	$395	$421	$453	$444	$439
Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$519	$507	$480	$593	$668
Net cash flows from (in thousands):
Operating activities	$489,483	$66,744	$575,581	$1,001,442	$1,774,074
Investing activities	$(1,279,119)	$(682,387)	$(1,761,870)	$1,078,281	$(1,460,342)
Financing activities	$1,610,707	$420,832	$994,070	$(2,666,022)	$(402,623)

(1)	Net loss in 2002 includes $689.8 million related to merger termination costs.

(2)	The net loss to common stockholders in 2002 of $414.6 million differs significantly from the net loss in 2002 of $852.0 million due to a gain on repurchase of Series D Convertible Preferred Stock of approximately $437.4 million.

(3)	Net income in 2005 includes $592.8 million resulting from the reversal of our recorded valuation allowance for those net deferred tax assets that we believe are more likely than not to be realized in the future (see Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Our strategy for 2006 will continue to focus on improving our operating results and free cash flow by attempting to increase our subscriber base, reduce churn, control rising subscriber acquisition costs and maintain or improve operating margins. We will also continue to focus on improving our competitive position by leveraging our increased satellite capacity to pursue strategic initiatives and new technology. In addition, we may make investments in or partner with others to expand our business into mobile and portable video, data and voice services.
Operational Results and Goals
Increase our subscriber base and reduce churn. We added approximately 1.135 million net new subscribers during 2005, ending the year with approximately 12.040 million DISH Network subscribers. We intend to continue growing our subscriber base by offering compelling consumer promotions. These promotions include offers of free or low cost advanced consumer electronics products, such as DVRs and HD receivers, as well as various promotional offers of our DISH Network programming packages, which we believe generally have a better “price-to-value” relationship than packages currently offered by most other subscription television providers.
However, there are many reasons we may not be able to maintain our current rate of new subscriber growth. For example, our subscriber growth would decrease if our telecommunications partners and other distributors de-emphasize or discontinue their efforts to acquire DISH network subscribers, or if they begin offering non-DISH Network video services. Our subscriber growth would also be negatively impacted to the extent our competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced DVRs, VOD services, and HD television services, including HD local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the internet.
In order to increase our subscriber base we must control our rate of customer turnover, or “churn.” Our percentage monthly churn for the year ended December 31, 2005 was approximately 1.65%, compared to our percentage churn for 2004 of approximately 1.62%. Our principal strategy to control churn is to maintain disciplined credit requirements, such as requiring new subscribers to provide a valid major credit card, their social security number and have an acceptable credit score, and tailor our promotions toward subscribers desiring multiple receivers and advanced products such as DVRs and HD receivers. We also plan to continue to offer advanced products to existing customers through our lease promotions and to initiate other programs to improve our overall subscriber retention. However, there can be no assurance that these and other actions we may take to control subscriber churn will be successful, and we will be unable to continue to grow our subscriber base at current rates if we cannot control our customer churn.
We also continue to undertake initiatives with respect to our conditional access system to improve the security of the DISH Network signal and attempt to make theft of our programming commercially impractical or uneconomical. However, theft of service and many other factors may have a material adverse impact on our subscriber churn.
Control rising subscriber acquisition costs. In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, we cannot fully recover the acquisition costs of subscribers who remain customers for relatively short periods of time. Our principal strategies to control rising subscriber acquisition costs involve reducing the overall cost of subsidized equipment we provide to new customers and improving the cost effectiveness of our sales efforts. Our principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new subscribers rather than selling systems to them at little or no cost. Leasing enables us to, among other things, reduce our future subscriber acquisition costs by redeploying equipment returned by disconnected lease subscribers. We are further reducing the cost of subscriber equipment through our design and deployment of EchoStar receivers with multiple tuners that allow the subscriber to receive our DISH Network services in multiple rooms using a single set-top box, thereby reducing the number of EchoStar receivers we deploy to each subscriber household. However, our overall subscriber acquisition costs, including amounts expensed and capitalized, both in the aggregate and on a per

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
new subscriber basis, may materially increase in the future to the extent that we introduce more aggressive promotions or newer, more expensive consumer electronics products in response to new promotions and products offered by our competitors or for other reasons. In addition, expanded use of new compression technologies, such as MPEG-4 and 8PSK, will inevitably render some portion of our current and future EchoStar receivers obsolete, and we will incur additional costs, which may be substantial, to upgrade or replace these set-top boxes.
Maintain or improve operating margins. We will continue to work to generate cost savings during 2006 by attempting to improve our operating efficiency and to control rising programming costs. We are attempting to control costs by improving the quality of the initial installation, providing better subscriber education in the use of our products and services, and enhancing our training programs for our in-home service and call center representatives. However, these initiatives may not be sufficient to maintain or increase our operational efficiencies and we may not be able to continue to grow our operations cost effectively.
Our operating margins have also been adversely impacted by rising programming costs. Payments we make to programmers for programming content represent one of the largest components of our operating costs. We expect programming providers to continue to demand higher rates for their programming. We will continue to negotiate aggressively with programming providers in an effort to control rising programming costs. However, there can be no assurance we will be successful in controlling these costs, and we may be forced to drop one or more channels if we cannot reach acceptable agreements with all of our content providers. In addition, there can be no assurance that we will be able to increase the price of our programming to offset programming rate increases without affecting the attractiveness of our programming packages.
Leverage increased satellite capacity. We have recently entered into agreements to purchase or lease a substantial amount of additional satellite capacity. We are currently evaluating various opportunities to utilize this capacity, including, but not limited to, launching satellite two-way and wireless broadband data services, increasing our international programming and expanding our HD programming, including HD local channels. However, we face a variety of risks and uncertainties that may prevent us from utilizing this additional satellite capacity profitably. These risks include, among other things, the risks that there may be insufficient market demand for these new services and program offerings, or that customers might find competing services and program offerings more attractive. In addition, many of these new services depend on successful development of new technologies which may not perform as we expect. Our results of operation and financial condition will be adversely affected if we cannot make profitable use of this additional satellite capacity.
New technology. We continue to explore new advanced products and services that we may offer in order to improve our overall subscriber retention and grow our subscriber base. These new products and services include, among other things, our recently released hand-held products, such as our PocketDish, as well as new VOD service alternatives and HD programming. In addition, we may expand our business to include mobile and portable video, data and voice services, among other things.
However, there can be no assurance new products or services we may develop and offer to our subscribers will be successful in competing with similar products and services offered by our competitors. For example, some digital cable platforms currently offer a VOD service that enables subscribers to choose from a library of programming selections for viewing at their convenience. Our own VOD service alternative, which was launched on a limited scale during 2005, is still under development. Also, although we believe we currently offer more HD content than our competitors, we may be placed at a competitive disadvantage to the extent other multi-channel video providers increase their offering of HD programming. We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD, unless we make substantial additional investments in infrastructure to deliver HD programming. There can be no assurance that we will be able to effectively compete with VOD service and HD program offerings from other video providers.
Explanation of Key Metrics and Other Items
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, DVR fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes and other subscriber revenue. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with AT&T during the first quarter

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
of 2004, “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that agreement. Revenue from equipment sales to AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services.

Development and implementation fees received from AT&T are being recognized in “Subscriber-related revenue” over the next several years. In order to estimate the amount recognized monthly, we first divide the number of subscribers activated during the month under the AT&T agreement by total estimated subscriber activations during the life of the contract. We then multiply this percentage by the total development and implementation fees received from AT&T. The resulting estimated monthly amount is recognized as revenue over the estimated average subscriber life.
During the fourth quarter 2005, we modified and extended our distribution and sales agency agreement with AT&T. We believe our overall economic return will be similar under both arrangements. However, the impact of subscriber acquisition on many of our line item business metrics was substantially different under the prior AT&T agreement, compared to most other sales channels (including the revised AT&T agreement).
Among other things, our “Subscriber-related revenue” will be impacted in a number of respects. Commencing in the fourth quarter 2005, new subscribers acquired under our AT&T agreement do not generate equipment sales, installation or other services revenue. However, our programming services revenue will be greater for subscribers acquired under the revised AT&T agreement.
Deferred equipment sales revenue relating to subscribers acquired through our prior AT&T agreement will continue to have a positive impact on “Subscriber-related revenue” over the estimated average life of those subscribers. Further, development and implementation fees received from AT&T will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the previous and revised agreements with AT&T.
Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
Equipment sales. “Equipment sales” consist of sales of non-DISH Network digital receivers and related components by our ETC subsidiary to an international DBS service provider and by our EchoStar International Corporation (“EIC”) subsidiary to international customers. “Equipment sales” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Equipment sales” does not include revenue from sales of equipment to AT&T.
Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EIC subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.
“Other” sales. “Other” sales consist principally of revenues from subscription and satellite services from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) that we acquired in April 2004 and satellite transmission revenue.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, residual commissions paid to retailers or distributors, billing, lockbox, subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with AT&T during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales from equipment sales, and expenses related to installation and other services from that relationship. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
Under the revised AT&T agreement, we are including costs from equipment and installations in “Subscriber acquisition costs” or in capital expenditures, rather than in “Subscriber-related expenses.” To the extent all other factors remain constant, this will tend to improve operating margins compared to previous periods. We will continue to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are being amortized over the life of the subscribers acquired under the previous AT&T agreement.
Since equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures under the revised agreement, to the extent all other factors remain constant, the revised AT&T agreement will also cause increases in “Subscriber acquisition costs,” SAC and Equivalent SAC. This will tend to negatively impact free cash flow in the short term if substantial additional subscribers are added through AT&T in the future, but we believe that free cash flow will improve over time since better operating margins are expected from those customers under the terms of the revised AT&T agreement. We also expect that the historical negative impact on subscriber turnover from subscribers acquired pursuant to our agreement with AT&T will decline.
Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services.
Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold by our ETC subsidiary to an international DBS service provider and by our EIC subsidiary to international customers. “Cost of sales – equipment” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales – equipment” does not include the costs from sales of equipment to AT&T.
Effective January 1, 2004, “Cost of sales – equipment” includes non-DISH Network receivers and other accessories sold by our EIC subsidiary to international customers which were previously included in “Cost of sales – other.” All prior period amounts conform to the current period presentation.
Cost of sales – other. “Cost of sales – other” principally includes costs related to satellite transmission services and programming and other expenses associated with the C-band subscription television service business of SNG we acquired in April 2004.
Subscriber acquisition costs. In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition advertising. We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.” We also exclude payments we receive in connection with equipment that is not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program from our calculation of “Subscriber acquisition costs.”
Since equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures under the revised agreement, to the extent all other factors remain constant, the revised AT&T agreement will also cause increases in “Subscriber acquisition costs,” SAC and Equivalent SAC. This will tend to negatively impact free cash flow in the short term if substantial additional subscribers are added through AT&T in the future, but we believe that free cash flow will improve over time since better operating margins are expected from those customers under the terms of the revised AT&T agreement. We also expect that the historical negative impact on subscriber turnover from subscribers acquired pursuant to our agreement with AT&T will decline.
SAC and Equivalent SAC. We are not aware of any uniform standards for calculating “subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs. Historically and in this Annual Report on Form 10-K, we have calculated SAC by dividing the amount of our expense line item “Subscriber acquisition costs” for a period, by our gross new DISH Network subscribers added during that period. Separately, we have disclosed our “Equivalent SAC” by adding certain capital expenditures and other amounts, as discussed below, to our “Subscriber acquisition cost” expense line item prior to dividing by our gross new subscriber number.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
Effective January 1, 2006, we will disclose only the combined “Equivalent SAC” number, which we will simply refer to as SAC. To calculate SAC (previously “Equivalent SAC”) we add the value of equipment capitalized under our lease program for new subscribers to the expense line item “Subscriber acquisition costs,” subtract certain offsetting amounts, and divide the result by our gross new subscriber number. These offsetting amounts include payments we receive in connection with equipment that is not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program.
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
DISH Network subscribers. We include customers obtained through direct sales, and through our retail networks, including our co-branding relationship with AT&T and other distribution relationships, in our DISH Network subscriber count. We believe our overall economic return for co-branded and traditional subscribers will be comparable. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, AT60 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.
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
The changes to our agreement with AT&T will also impact ARPU. The magnitude of that impact, and whether ARPU increases or decreases during particular future periods, will depend on the timing and number of subscribers acquired pursuant to the modified agreement with AT&T.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
RESULTS OF OPERATIONS
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

	For the Years Ended December 31,		Variance
	2005	2004	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber—related revenue	$7,954,740	$6,677,370	$1,277,370	19.1%
Equipment sales	377,948	373,253	4,695	1.3%
Other	92,813	100,593	(7,780)	(7.7%)

Total revenue	8,425,501	7,151,216	1,274,285	17.8%

Costs and Expenses:
Subscriber—related expenses	4,030,617	3,567,409	463,208	13.0%
% of Subscriber-related revenue	50.7%	53.4%
Satellite and transmission expenses	134,545	112,239	22,306	19.9%
% of Subscriber—related revenue	1.7%	1.7%
Cost of sales — equipment	323,073	305,313	17,760	5.8%
% of Equipment sales	85.5%	81.8%
Cost of sales — other	23,339	33,265	(9,926)	(29.8%)
Subscriber acquisition costs	1,492,581	1,527,886	(35,305)	(2.3%)
General and administrative	456,206	398,898	57,308	14.4%
% of Total revenue	5.4%	5.6%
Depreciation and amortization	797,892	502,901	294,991	58.7%

Total costs and expenses	7,258,253	6,447,911	810,342	12.6%

Operating income (loss)	1,167,248	703,305	463,943	66.0%

Other income (expense):
Interest income	43,518	42,287	1,231	2.9%
Interest expense, net of amounts capitalized	(373,844)	(505,732)	131,888	26.1%
Gain on insurance settlement	134,000	—	134,000	NM
Other	36,169	(13,482)	49,651	NM

Total other income (expense)	(160,157)	(476,927)	316,770	66.4%

Income (loss) before income taxes	1,007,091	226,378	780,713	NM
Income tax benefit (provision), net	507,449	(11,609)	519,058	NM

Net income (loss)	$1,514,540	$214,769	$1,299,771	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	12.040	10.905	1.135	10.4%

DISH Network subscriber additions, gross (in millions)	3.397	3.441	(0.044)	(1.3%)

DISH Network subscriber additions, net (in millions)	1.135	1.480	(0.345)	(23.3%)

Monthly churn percentage	1.65%	1.62%	0.03%	1.9%

Average revenue per subscriber (“ARPU”)	$57.81	$54.87	$2.94	5.4%

Average subscriber acquisition costs per subscriber (“SAC”)	$439	$444	$(5)	(1.1%)

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$668	$593	$75	12.6%

EBITDA	$2,135,309	$1,192,724	$942,585	79.0%

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
DISH Network subscribers. As of December 31, 2005, we had approximately 12.040 million DISH Network subscribers compared to approximately 10.905 million subscribers at December 31, 2004, an increase of approximately 10.4%. DISH Network added approximately 3.397 million gross new subscribers for the year ended December 31, 2005, compared to approximately 3.441 million gross new subscribers during 2004, a decrease of approximately 44,000 gross new subscribers. The decrease in gross new subscribers resulted primarily from a decline in gross activations under our co-branding agreement with AT&T, partially offset by an increase in sales through our agency relationships and an increase in our other distribution channels. A substantial majority of our gross new subscriber additions are acquired through our equipment lease program.
DISH Network added approximately 1.135 million net new subscribers for the year ended December 31, 2005, compared to approximately 1.480 million net new subscribers during 2004, a decrease of approximately 23.3%. This decrease was primarily a result of increased subscriber churn on a larger subscriber base, and the result of a decline in gross and net activations under our co-branding agreement with AT&T. In addition, even if percentage subscriber churn had remained constant or had declined, increasing numbers of gross new subscribers are required to sustain net subscriber growth.
During the first half of 2005, AT&T shifted its DISH Network marketing and sales efforts to focus on limited geographic areas and customer segments. As a result of AT&T’s de-emphasized sales of DISH Network services, a decreasing percentage of our new subscriber additions were derived from our relationship with AT&T. During fourth quarter 2005, we modified and extended our distribution and sales agency agreement with AT&T and we now bear the cost of equipment and installation costs associated with subscriber acquisitions under the revised agreement. We believe our overall per subscriber economic return will be similar under both arrangements.
While we expect to continue to pursue opportunities for AT&T and other telecommunications providers to bundle our DISH Network satellite television service with their voice and data services, AT&T has begun deployment of fiber-optic networks that will allow it to offer video services directly to millions of homes as early as the second half of 2006. Other telecommunications companies have announced similar plans. While it is possible that the fourth quarter 2005 revision to our AT&T agreement may drive increased subscriber growth, our net new subscriber additions and certain of our other key operating metrics could continue to be adversely affected to the extent AT&T further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, and as a result of competition from video services offered by AT&T or other telecommunications companies. Moreover, there can be no assurance that we will be successful in developing significant new bundling opportunities with other telecommunications companies.
During the fourth quarter of 2005, we began test marketing a prepay program, “DISH Now.” This program allows consumers who might not be attracted by our existing promotions to purchase a satellite receiver system and a prepaid card which can be refreshed periodically through additional prepayments. We have not yet determined whether this program will be offered broadly. Certain of our business metrics could be impacted to the extent we ultimately acquire a significant number of subscribers through “DISH Now.” For example, while “DISH Now” may attract subscribers more likely to churn than our traditional customers, our subscriber acquisition costs under this program will also be substantially lower.
Our net new subscriber additions would also be negatively impacted to the extent existing or new competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced DVRs, VOD services, and HD television services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the internet.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $7.955 billion for the year ended December 31, 2005, an increase of $1.277 billion or 19.1% compared to 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
ARPU. Monthly average revenue per subscriber was approximately $57.81 during the year ended December 31, 2005 and approximately $54.87 during 2004. The $2.94 or 5.4% increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases in February 2005 and 2004 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, availability of local channels by satellite and fees for DVRs. This increase was also attributable to our relationship with AT&T, including revenues from equipment sales, installation and other services related to that agreement. These improvements in ARPU were partially offset by an increase in our free and discounted programming promotions. We provided local channels by satellite in 164 markets as of December 31, 2005 compared to 152 markets as of December 31, 2004. We regularly have promotions to acquire new DISH Network subscribers which provide free and/or discounted programming that negatively impact ARPU.
Effective February 2004, our DHA promotion provided new lease subscribers up to four installed EchoStar receivers, including various premium models, with a qualifying programming subscription. The subscriber was required to pay a monthly rental fee for each leased receiver and a one-time set-up fee of $49.99, but was not required to agree to a minimum lease period. The subscriber received a $49.99 credit on their first month’s bill. Effective October 2004, the promotion was expanded whereby the consumer may agree to either a one or two year commitment in exchange for receiving the benefits of our Digital Home Protection Plan, an optional extended warranty program, without charge for one or two years, respectively. In February 2005, the promotion was modified to allow new residential customers who subscribed to “America’s Top 180” to obtain that programming at the same price as “America’s Top 120” for the first three months. This promotion expired during April 2005.
During May 2005, we introduced a promotion which offers new DHA lease program subscribers our “America’s Top 180” package for $19.99 for each of the first three months of service. Effective June 2005, the promotion was modified to provide a $12.00 discount per month on qualifying programming packages, together with free HBO and Showtime programming, for each of the first three months of service. The promotion, which continued through August 15, 2005, required a one year minimum programming commitment.
During August 2005, we introduced a promotion which offers new DHA lease program subscribers a free month of qualifying programming, three free months of HBO, Showtime and Cinemax programming, and a free DVR upgrade. Further, in exchange for an 18 month minimum programming commitment, new lease program subscribers receive a credit of the one-time set-up fee of $49.99. Effective November 3, 2005, instead of one month free, new lease program subscribers can elect to receive a $12.00 discount for the first three months of service on qualifying programming. These promotions expired January 31, 2006.
Effective February 1, 2006, we introduced a promotion which offers $100 back to new DHA lease program subscribers that activate with at least “America’s Top 120,” “DISH Latino Max,” “DishHD Silver,” or higher qualified programming package. After the first month’s bill, a credit of $10 per month will be provided for 10 consecutive months after a redemption form has been submitted by the new subscriber. At any time during that period, the remaining credits will be forfeited if the service is (1) downgraded below the required level, (2) put on-hold or (3) cancelled for any reason. In addition, these subscribers and other new customers that subscribe to at least the minimum qualified programming such as “America’s Top 60” “DISH Latino,” “DishHD Bronze,” or higher qualified programming package are eligible to receive Starz programming free for three months. These promotions are expected to continue through at least June 30, 2006.
Effective February 1, 2006, we introduced a new programming tier, DishFAMILY, which offers 40 “family- friendly” channels including sports, news, children’s programming, lifestyle, hobbies, shopping and public interest for $19.99 per month, or $24.99 including local channels where available.
Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in ARPU and a temporary increase in subscriber churn.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
Equipment sales. For the year ended December 31, 2005, “Equipment sales” totaled $377.9 million, an increase of $4.7 million or 1.3% compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider, partially offset by decreases in sales of DBS accessories domestically.
“Other” sales. “Other” sales totaled $92.8 million for the year ended December 31, 2005, a decrease of $7.8 million compared to the same period during 2004. This decrease is primarily attributable to a decline in the subscription television service revenues from C-band subscribers of the SNG business that we acquired in April 2004, partially offset by an increase in our satellite transmission revenue.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.031 billion during the year ended December 31, 2005, an increase of $463.2 million or 13.0% compared to 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network, partially offset by a $35.1 million non-recurring vendor credit. “Subscriber-related expenses” represented 50.7% and 53.4% of “Subscriber-related revenue” during the years ended December 31, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue,” the vendor credit discussed above, and an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with this program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. The decrease in the ratio also resulted from improved efficiencies associated with our installation and in-home service operations. The decrease in this expense to revenue ratio was partially offset by increases in cost associated with deferred equipment sales, installation and other services related to our relationship under our prior agreement with AT&T. The decrease in the ratio was also partially offset by approximately $15.7 million more in charges during 2005 compared to 2004 for the replacement of smart cards.
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
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $134.5 million during the year ended December 31, 2005, an increase of $22.3 million or 19.9% compared to 2004. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local broadcast channels by satellite as previously discussed, increases in our satellite lease payment obligations for AMC-2, and operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operation in January and February 2005, respectively. “Satellite and transmission expenses” totaled 1.7% of “Subscriber-related revenue” during each of the years ended December 31, 2005 and 2004. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.
Cost of sales – equipment. “Cost of sales – equipment” totaled $323.1 million during the year ended December 31, 2005, an increase of $17.8 million or 5.8% compared to 2004. This increase related primarily to the increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider. Charges for slow moving and obsolete inventory were lower during 2005 compared to 2004. This difference, together with the decrease in sales of DBS accessories domestically discussed above, partially offset the amount of the increase. “Cost of sales – equipment” represented 85.5% and 81.8% of “Equipment sales,” during the years ended December 31, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales to the international DBS service provider and on sales of DBS accessories domestically. This increase was partially offset by the lower 2005 charges for slow moving and obsolete inventory.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
Cost of sales – other. “Cost of sales – other” totaled $23.3 million during the year ended December 31, 2005, a decrease of $9.9 million or 29.8% compared to 2004. This decrease is primarily attributable to expenses associated with the C-band subscription television service business of SNG we acquired in April 2004.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.493 billion for the year ended December 31, 2005, a decrease of $35.3 million or 2.3% compared to 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers, partially offset by an increase in the number of non co-branded subscribers acquired and an increase in acquisition advertising.
SAC and Equivalent SAC. Subscriber acquisition costs per new DISH Network subscriber activation were approximately $439 for the year ended December 31, 2005 and approximately $444 during 2004. The $5, or 1.1% decrease in SAC was primarily attributable to a greater number of DISH Network subscribers participating in our equipment lease program. This improvement was partially offset by a decrease in the percentage of co-branded subscribers acquired compared to total subscribers acquired and a greater number of DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, DVRs, HD receivers and SuperDISH. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The decrease in SAC was also offset by the higher costs for acquisition advertising and promotional incentives paid to our independent dealer network.
Equivalent SAC was approximately $668 during the year ended December 31, 2005 compared to $593 during 2004, an increase of $75, or 12.6%. This increase was primarily attributable to a greater number of DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, DVRs, HD receivers and SuperDISH. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in Equivalent SAC was also attributable to higher costs for acquisition advertising and promotional incentives paid to our independent dealer network. Penetration of our equipment lease program for new subscribers increased during 2005 compared to 2004. The value of equipment capitalized under our lease program for new subscribers totaled approximately $861.5 million and $574.8 million for the year ended December 31, 2005 and 2004, respectively.
During the year ended December 31, 2005, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to 2004. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” and SAC declined.
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
Several years ago, we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment. As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. We have implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages. This technology when implemented will result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Provided EchoStar X commences commercial operation during second quarter 2006 and other planned satellites are successfully deployed, our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. To the extent we subsidize those costs for new and existing subscribers, SAC, Equivalent SAC and capital expenditures will increase as well. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming successful commencement of commercial operation of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may further materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. See further discussion under “Liquidity and Capital Resources – Subscriber Retention and Acquisition Costs.”
General and administrative expenses. “General and administrative expenses” totaled $456.2 million during the year ended December 31, 2005, an increase of $57.3 million or 14.4% compared to 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.4% and 5.6% of “Total revenue” during the years ended December 31, 2005 and 2004, respectively. The decrease in this expense to revenue ratio resulted primarily from “Total revenue” increasing at a higher rate than our “General and administrative expenses.”
Depreciation and amortization. “Depreciation and amortization” expense totaled $797.9 million during the year ended December 31, 2005, an increase of $295.0 million or 58.7% compared to 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs and other depreciable assets placed in service to support the DISH Network. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operation during January and February 2005, respectively, contributed to this increase.
Interest expense, net of amounts capitalized. “Interest expense” totaled $373.8 million during the year ended December 31, 2005, a decrease of $131.9 million or 26.1% compared to 2004. This decrease primarily resulted from a decrease in prepayment premiums and write-off of debt issuance costs totaling approximately $134.4 million, and a net reduction in interest expense of approximately $40.2 million related to the redemption, repurchases and refinancing of our previously outstanding senior debt which occurred during 2004. This decrease was partially offset by $38.0 million of additional interest expense during 2005 associated with our capital lease obligations for the AMC-15 and AMC-16 satellites.
Gain on insurance settlement. During March 2005, we settled an insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. The $134.0 million received in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” during the year ended December 31, 2005.
Other. “Other” income totaled $36.2 million during the year ended December 31, 2005 compared to “Other” expense of $13.5 million during 2004. The increase of $49.7 million primarily resulted from an approximate $38.8 million unrealized gain for the change in fair value of a non-marketable strategic investment accounted for at fair value and approximately $28.4 million in gains related to the conversion of bond instruments into common stock during the year ended December 31, 2005. These gains were partially offset by an approximate $25.4 million charge to earnings for other than temporary declines in the fair value of an investment in the marketable common stock of a company in the home entertainment industry during the fourth quarter of 2005.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.135 billion during the year ended December 31, 2005, an increase of $942.6 million or 79.0% compared to $1.193 billion during 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $982.8 million and $654.9 million during the years ended December 31, 2005 and 2004, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2005	2004
	(In thousands)
EBITDA	$2,135,309	$1,192,724
Less:
Interest expense, net	330,326	463,445
Income tax provision (benefit), net	(507,449)	11,609
Depreciation and amortization	797,892	502,901

Net income (loss)	$1,514,540	$214,769

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
Income tax benefit (provision), net. Our income tax benefit was $507.4 million during the year ended December 31, 2005 compared to an income tax provision of $11.6 million during 2004. This decrease was primarily related to an approximate $592.8 million credit to our provision for income taxes in 2005 resulting from the reversal of our recorded valuation allowance for those deferred tax assets that we believe are more likely than not to be realizable (see Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). During 2006, we expect our income tax provision to approximate statutory Federal and state tax rates.
Net income (loss). “Net income” was $1.515 billion during the year ended December 31, 2005, an increase of $1.300 billion compared to $214.8 million for 2004. The increase was primarily attributable to the reversal of our recorded valuation allowance for deferred tax assets, higher “Operating income,” the “Gain on insurance settlement” and lower “Interest expense, net of amounts capitalized.”
SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets a second dish was previously required to receive some local channels in the market. While we have subsequently reduced the number of markets where a second dish is necessary, we can not entirely eliminate the second dish necessity in all markets absent full operability of EchoStar X.
In the event EchoStar X experiences any anomalies, satellite capacity limitations could force us to move the local channels in some two dish markets to different satellites, requiring subscribers in those markets to install a second or different dish to continue receiving their local broadcast channels. We could be forced, in that event, to stop offering local channels in some of those markets altogether. The transition of all local broadcast channels in a market to a single dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the continued operation of our EchoStar V satellite at the 129 degree orbital location until commencement of commercial operation of EchoStar X. EchoStar V or EchoStar X anomalies could force us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligations. If impediments to our preferred transition plan arise, it is possible that the costs of compliance with the single dish requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
In addition, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has commenced commercial operation. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, resulting from failures relating to EchoStar X or EchoStar VIII, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

	For the Years Ended December 31,		Variance
	2004	2003	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber—related revenue	$6,677,370	$5,409,875	$1,267,495	23.4%
Equipment sales	373,253	295,409	77,844	26.4%
Other	100,593	34,012	66,581	NM

Total revenue	7,151,216	5,739,296	1,411,920	24.6%

Costs and Expenses:
Subscriber—related expenses	3,567,409	2,707,898	859,511	31.7%
% of Subscriber—related revenue	53.4%	50.1%
Satellite and transmission expenses	112,239	79,322	32,917	41.5%
% of Subscriber—related revenue	1.7%	1.5%
Cost of sales — equipment	305,313	194,491	110,822	57.0%
% of Equipment sales	81.8%	65.8%
Cost of sales —other	33,265	3,496	29,769	NM
Subscriber acquisition costs	1,527,886	1,312,068	215,818	16.4%
General and administrative	398,898	336,267	62,631	18.6%
% of Total revenue	5.6%	5.9%
Depreciation and amortization	502,901	398,206	104,695	26.3%

Total costs and expenses	6,447,911	5,031,748	1,416,163	28.1%

Operating income (loss)	703,305	707,548	(4,243)	(0.6%)

Other income (expense):
Interest income	42,287	65,058	(22,771)	(35.0%)
Interest expense, net of amounts capitalized	(505,732)	(552,490)	46,758	8.5%
Other	(13,482)	18,766	(32,248)	NM

Total other income (expense)	(476,927)	(468,666)	(8,261)	(1.8%)

Income (loss) before income taxes	226,378	238,882	(12,504)	5.2%
Income tax benefit (provision), net	(11,609)	(14,376)	2,767	19.2%

Net income (loss)	$214,769	$224,506	$(9,737)	4.3%

Other Data:
DISH Network subscribers, as of period end (in millions)	10.905	9.425	1.480	15.7%

DISH Network subscriber additions, gross (in millions)	3.441	2.894	0.547	18.9%

DISH Network subscriber additions, net (in millions)	1.480	1.245	0.235	18.9%

Monthly churn percentage	1.62%	1.57%	0.05%	3.2%

Average revenue per subscriber (“ARPU”)	$54.87	$51.21	$3.66	7.1%

Average subscriber acquisition costs per subscriber (“SAC”)	$444	$453	$(9)	(2.0%)

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$593	$480	$113	23.5%

EBITDA	$1,192,724	$1,124,520	$68,204	6.1%

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
DISH Network subscribers. As of December 31, 2004, we had approximately 10.905 million DISH Network subscribers compared to approximately 9.425 million at December 31, 2003, an increase of approximately 15.7%. DISH Network added approximately 3.441 million gross new subscribers for the year ended December 31, 2004, compared to approximately 2.894 million gross new subscribers during 2003, an increase of approximately 547,000 gross new subscribers. The increase in gross new subscribers resulted from a number of factors, including the commencement of sales under our co-branding agreement with AT&T and other distribution relationships and an increase in our distribution channels. Temporary product shortages and installation delays during the second half of 2003 were substantially eliminated during the first quarter of 2004 which also contributed to the current year increase.
DISH Network added approximately 1.480 million net new subscribers for the year ended December 31, 2004 compared to approximately 1.245 million net new subscribers during 2003, an increase of approximately 18.9%. The increase in net new subscribers resulted from the factors discussed above.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $6.677 billion for the year ended December 31, 2004, an increase of $1.267 billion or 23.4% compared to 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was approximately $54.87 during the year ended December 31, 2004 and approximately $51.21 during 2003. The $3.66 or 7.1% increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, and from equipment sales, installation and other services related to our relationship with AT&T. This increase was also attributable to a reduction in the number of DISH Network subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite, increases in our advertising sales and increases in the number of DISH Network subscribers with multiple set-top boxes and DVRs. We provided local channels by satellite in 152 markets as of December 31, 2004 compared to 101 markets as of December 31, 2003.
Equipment sales. For the year ended December 31, 2004, “Equipment sales” totaled $373.3 million, an increase of $77.8 million or 26.4% compared to the same period during 2003. This increase principally resulted from an increase in sales of DBS accessories to retailers and other distributors of our equipment domestically and directly to DISH Network subscribers.
“Other” sales. “Other” sales totaled $100.6 million for the year ended December 31, 2004, an increase of $66.6 million compared to the same period during 2003. This increase is primarily attributable to the subscription television service revenues from C-band subscribers of the SNG business that we acquired in April 2004.
Subscriber-related expenses. “Subscriber-related expenses” totaled $3.567 billion during the year ended December 31, 2004, an increase of $859.5 million or 31.7% compared to 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.4% and 50.1% of “Subscriber-related revenue” during the years ended December 31, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by receivers with multiple tuners and a larger dish, or “SuperDISH” which is used to receive programming from our FSS satellites. The increase also resulted from cost of sales and expenses from equipment sales, installation and other services related to our relationship with AT&T.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $112.2 million during the year ended December 31, 2004, an increase of $32.9 million or 41.5% compared to 2003. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local broadcast channels by satellite as previously discussed, and increases in our FSS satellite lease payment obligations. “Satellite and transmission expenses” totaled 1.7% and 1.5% of “Subscriber-related revenue” during each of the years ended December 31, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support the commencement of service and on-going operations of our local markets discussed above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
Cost of sales – equipment. “Cost of sales – equipment” totaled $305.3 million during the year ended December 31, 2004, an increase of $110.8 million or 57.0% compared to 2003. This increase primarily resulted from the increase in sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers discussed above, and approximately $18.4 million in charges related to slow moving and obsolete inventory. “Cost of sales – equipment” represented 81.8% and 65.8% of “Equipment sales,” during the years ended December 31, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to the charges for slow moving and obsolete inventory discussed above, and an approximate $6.8 million reduction in the cost of set-top box equipment during 2003 resulting from a change in estimated royalty obligations. This increase in the expense to revenue ratio also related to a decline in margins on the sales of DBS accessories and on sales by our ETC subsidiary to an international DBS service provider due to reductions in prices and increased sales of lower margin accessories.
Cost of sales – other. “Cost of sales – other” totaled $33.3 million during the year ended December 31, 2004, an increase of $29.8 million compared to 2003. This increase is primarily attributable to expenses associated with the C-band subscription television service business of SNG we acquired in April 2004.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.528 billion for the year ended December 31, 2004, an increase of $215.8 million or 16.4% compared to 2003. “Subscriber acquisition costs” during the year ended December 31, 2003 included a benefit of approximately $77.2 million comprised of approximately $42.8 million related to a reduction in the cost of set-top box equipment resulting from a change in estimated royalty obligations and $34.4 million from a litigation settlement. The increase in “Subscriber acquisition costs” was attributable to a larger number of gross DISH Network subscriber additions during the year ended December 2004 compared to 2003, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC and Equivalent SAC” below.
SAC and Equivalent SAC. Subscriber acquisition costs per new DISH Network subscriber activation were approximately $444 for the year ended December 31, 2004 and approximately $453 during 2003. SAC during the year ended December 31, 2003 included the benefit of approximately $77.2 million discussed above. Absent this benefit, our SAC for 2003 would have been approximately $27 higher, or $480. The decrease in SAC during the year ended December 31, 2004 as compared to 2003 (excluding this benefit) was directly attributable to the acquisition of co-branded subscribers during 2004. Excluding the effect of co-branded subscribers, SAC would have increased during the current year as compared to 2003. The increase in SAC (excluding the effect of co-branded subscribers) was primarily related to more expensive promotions offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as DVRs and HD receivers. Further, during 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to 2003. These factors were partially offset by an increase in DISH Network subscribers participating in our equipment lease program and reduced subscriber acquisition advertising.
Equipment capitalized under our lease program for new customers totaled approximately $574.8 million and $108.1 million for the year ended December 31, 2004 and 2003, respectively. Returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $60.8 million and $30.2 million during the years ended December 31, 2004 and 2003, respectively. If we included in our calculation of SAC the equipment capitalized less the value of equipment returned and payments received, our Equivalent SAC would have been approximately $593 during 2004 compared to $480 during 2003. As discussed above, “Subscriber acquisition costs” during 2003 included a benefit of approximately $77.2 million or $27 per subscriber. Absent this benefit, our Equivalent SAC would have been $507 for the year ended December 31, 2003. This increase is primarily attributable to a greater number of DISH Network subscribers activating multiple receivers, and advanced products, such as SuperDISH, DVRs and HD receivers.
General and administrative expenses. “General and administrative expenses” totaled $398.9 million during the year ended December 31, 2004, an increase of $62.6 million or 18.6% compared to 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
growth of the DISH Network. “General and administrative expenses” represented 5.6% and 5.9% of “Total revenue” during the years ended December 31, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from “Total revenue” increasing at a higher rate than our “General and administrative expenses.”
Depreciation and amortization. “Depreciation and amortization” expense totaled $502.9 million during the year ended December 31, 2004, an increase of $104.7 million or 26.3% compared to 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other depreciable assets, including finite lived intangible assets, placed in service during 2003 and 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the year ended December 31, 2004. This partially offset the increase in depreciation expense discussed above.
Interest income. “Interest income” totaled $42.3 million during the year ended December 31, 2004, a decrease of $22.8 million or 35.0% compared to 2003. This decrease principally resulted from lower cash and marketable investment securities balances in 2004 as compared to 2003, partially offset by higher total returns earned on our cash and marketable investment securities during 2004.
Interest expense, net of amounts capitalized. “Interest expense” totaled $505.7 million during the year ended December 31, 2004, a decrease of $46.8 million or 8.5% compared to 2003. This decrease primarily resulted from a net reduction in interest expense of approximately $98.3 million for the year ended December 31, 2004 related to the debt redemptions and repurchases of our previously outstanding senior debt during 2003 and 2004. This decrease was partially offset by an increase in prepayment premiums and the write-off of debt issuance costs totaling approximately $134.7 million in 2004 compared to approximately $97.1 million in 2003. See Note 5 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
Other. “Other” expense totaled $13.5 million during the year ended December 31, 2004 compared to “Other” income of $18.8 million during 2003, a decrease of $32.2 million. The decrease is primarily attributable to net losses on the sale of securities from our marketable investments portfolio for the year ended December 31, 2004 as compared to net gains during 2003.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.193 billion during the year ended December 31, 2004, an increase of $68.2 million or 6.1% compared to $1.125 billion during 2003. EBITDA during the year ended December 31, 2003 included a benefit of approximately $77.2 million related to the change in estimated royalty obligations and litigation settlement discussed above. Absent this 2003 benefit, our increase in EBITDA for the year ended December 31, 2004 would have been $145.4 million. The increase in EBITDA (excluding this benefit) was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $654.9 million and $118.6 million during the years ended December 31, 2004 and 2003, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
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
Net income (loss). “Net income” was $214.8 million during the year ended December 31, 2004, a decrease of $9.7 million, or 4.3%, compared to $224.5 million for 2003. The decrease was primarily attributable to lower “Operating income,” “Interest income” and “Other income” partially offset by the decrease in “Interest expense” resulting from the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash during 2005 were operating activities, sales of certain marketable investment securities and an insurance claim settlement. Our principal uses of cash during 2005 were to purchase property and equipment, repurchase our Class A common stock and purchases of marketable investment securities.
On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016 in a private placement. The proceeds of the sale of the notes were used to redeem our outstanding 9 1/8% Senior Notes due 2009 and are also intended to be used for other general corporate purposes.
We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance we will be successful in executing our business plan. The amount of capital required to fund our 2006 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The amount of capital required in 2006 will also depend on our levels of investment in infrastructure necessary to support HD local markets and other possible strategic initiatives. We currently anticipate that 2006 capital expenditures will be higher than 2005 capital expenditures of $1.506 billion due to, among other things, increased spending on equipment leased to subscribers and expenditures on satellites. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, in the event we make strategic investments or acquisitions, or in the event of general economic downturn, among other factors. These factors could require that we raise additional capital in the future. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
Cash, cash equivalents and marketable investment securities. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of December 31, 2005, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $1.248 billion, including approximately $67.1 million of restricted cash and marketable investment securities, compared to $1.213 billion, including $57.6 million of restricted cash and marketable investment securities, as of December 31, 2004.
The following discussion highlights our free cash flow and cash flow activities during the years ended December 31, 2005, 2004 and 2003.
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
Free cash flow was $267.7 million, $20.9 million, and $253.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 of approximately $246.8 million resulted from an increase in “Net cash flows from operating activities” of approximately $772.6 million, or 77.2%, offset by a 53.6% increase in “Purchases of property and equipment,” or approximately $525.8 million. The increase in “Net cash flows from operating activities” was primarily attributable to higher net income during the year ended December 31, 2005 compared to 2004, partially offset by less cash generated from changes in operating assets and liabilities in 2005 as compared to 2004. Cash flow from changes in operating assets and liabilities was $169.0 million during the year ended December 31, 2005 compared to $241.7 million for 2004, a decrease of $72.7 million, or 30.1%. This decrease resulted from decreases in cash flows from net changes in (i) deferred revenue primarily attributable to equipment sales to AT&T which commenced during the first quarter of 2004, (ii) accounts payable and (iii) accrued expenses. The decrease in cash flows from changes in operating assets and liabilities was partially offset by an increase in cash flows from net changes in (i) inventory, (ii) accounts receivable and (iii) noncurrent assets primarily attributable to equipment sales to AT&T. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for (i) equipment under our lease programs, (ii) satellite construction and (iii) general expansion to support the growth of the DISH Network.
The decrease from 2003 to 2004 of approximately $232.9 million resulted from an increase in “Purchases of property and equipment” of approximately $658.8 million, offset by an increase in “Net cash flows from operating activities” of approximately $425.9 million. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for equipment under our lease programs, satellite construction payments and prepayments under our satellite service agreements, and for general expansion to support the growth of the DISH Network. The increase in “Net cash flows from operating activities” was primarily attributable to significantly more cash flow generated by changes in operating assets and liabilities in 2004 as compared to 2003. Cash flow from changes in operating assets and liabilities was $241.7 million during 2004 compared to negative $75.7 million in 2003. The improvement in cash flow from changes in operating assets and liabilities resulted from (i) increases in accounts payable, (ii) accrued programming expenses, and (iii) an increase in net deferred revenue primarily attributable to equipment sales to AT&T, partially offset by (i) rising inventory levels, (ii) increased subscriber accounts receivable and (iii) receivables related to AT&T.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Free Cash Flow	$267,680	$20,855	$253,762
Add back:
Purchases of property and equipment	1,506,394	980,587	321,819

Net cash flows from operating activities	$1,774,074	$1,001,442	$575,581

During the years ended December 31, 2005, 2004 and 2003, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets a second dish was previously required to receive some local channels in the market. While we have subsequently reduced the number of markets where a second dish is necessary, we can not entirely eliminate the second dish necessity in all markets absent full operability of EchoStar X.
In the event EchoStar X experiences any anomalies, satellite capacity limitations could force us to move the local channels in some two dish markets to different satellites, requiring subscribers in those markets to install a second or different dish to continue receiving their local broadcast channels. We could be forced, in that event, to stop offering local channels in some of those markets altogether. The transition of all local broadcast channels in a market to a single dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the continued operation of our EchoStar V satellite at the 129 degree orbital location until commencement of commercial operation of EchoStar X. EchoStar V or EchoStar X anomalies could force us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligations. If impediments to our preferred transition plan arise, it is possible that the costs of compliance with the single dish requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
In addition, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has commenced commercial operation. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, resulting from failures relating to EchoStar X or EchoStar VIII, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.
Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
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
Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure. For the years ended December 31, 2005, 2004 and 2003, we reported net cash flows from operating activities of $1.774 billion, $1.001 billion, and $575.6 million, respectively. See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.
Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities and cash used to grow our subscriber base and expand our infrastructure. For the years ended December 31, 2005, 2004 and 2003, we reported net cash flows from investing activities of negative $1.460 billion, $1.078 billion, and negative $1.762 billion, respectively.
The decrease from 2004 to 2005 of approximately $2.538 billion primarily resulted from a decrease in net sales of marketable investment securities and an increase in cash used for capital expenditures during 2005. The decrease in net cash flows from investing activities was partially offset by an increase in cash due to the insurance settlement of $240.0 million previously discussed and the decrease in asset acquisitions during 2005.
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
Cash flows from financing activities. Our financing activities include net proceeds related to the issuance of long-term debt, and cash used for the repurchase or redemption of long-term debt and capital lease obligations, mortgages or other notes payable, repurchases of our Class A common stock and our 2004 dividend payment. For the years ended December 31, 2005, 2004 and 2003, we reported net cash flows from financing activities of negative $402.6 million, negative $2.666 billion, and $994.1 million, respectively.
The positive variance from 2004 to 2005 of approximately $2.263 billion principally resulted from a decrease in cash used for redemptions and repurchases of long-term debt and in cash used for dividends during 2005 compared to 2004. Additionally, less cash was used during 2005 for the repurchases of our Class A common stock discussed below.
•	During 2005, we repurchased approximately 13.2 million shares of our Class A common stock in open market transactions for a total cost of approximately $362.5 million.
The decrease from 2003 to 2004 of approximately $3.660 billion principally resulted from the following 2004 financing activities:
•	Effective February 2, 2004, we redeemed the remaining $1.423 billion outstanding principal amount of our 9 3/8% Senior Notes due 2009.

•	Effective October 1, 2004, we redeemed all of our $1.0 billion outstanding principal amount of the 10 3/8% Senior Notes due 2007.

•	During 2004, we repurchased approximately 25.9 million shares of our Class A common stock in open market transactions for a total cost of approximately $809.6 million.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
•	On December 14, 2004, we paid a cash dividend of $455.7 million to holders of our Class A and Class B common stock.
This decrease from 2003 to 2004 was partially offset by the following financing sources of cash:
•	On October 1, 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes due 2014.

•	On August 25, 2004, we sold a $25.0 million 3% Convertible Subordinated Note due 2011 to CenturyTel Service Group L.L.C.
In addition to the 2004 financing activities described above, the decrease in net cash flows from financing activities from 2003 to 2004 was also partially due to $1.178 billion in net cash flows received during 2003 from the issuance of long-term debt and the share repurchases during 2003 as described below.
•	On July 21, 2003, we sold a $500.0 million 3% Convertible Subordinated Note due 2010 to AT&T Communications, Inc.

•	On October 2, 2003, we sold (i) $1.0 billion principal amount of our 5 3/4% Senior Notes due 2008; (ii) $1.0 billion principal amount of our 6 3/8% Senior Notes due 2011; and (iii) $500.0 million principal amount of our Floating Rate Senior Notes due 2008.

•	Effective February 1, 2003, we redeemed all of the $375.0 million outstanding principal amounts of our 9 1/4% Senior Notes due 2006.

•	Effective September 3, 2003, we redeemed $245.0 million of the $700.0 million outstanding principal amount of our 9 1/8 % Senior Notes due 2009.

•	Effective October 20, 2003, we redeemed all of the $1.0 billion outstanding principal amount of our 4 7/8% Convertible Subordinated Notes due 2007.

•	During the fourth quarter of 2003, we repurchased approximately $201.6 million of the $1.625 billion principal amount outstanding on our 9 3/8% Senior Notes due 2009 in open market transactions.

•	During the fourth quarter of 2003, we repurchased shares of our Class A common stock in open market transactions for a total cost of approximately $190.4 million.
Other Liquidity Items
Subscriber turnover. Our percentage monthly subscriber churn for the year ended December 31, 2005 was approximately 1.65%, compared to our percentage subscriber churn for 2004 of approximately 1.62%. Our subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in competition from other multi-channel video providers and new technology entrants, signal theft and increasingly complex products. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets a second dish was previously required to receive some local channels in the market. While we have subsequently reduced the number of markets where a second dish is necessary, we can not entirely eliminate the second dish necessity in all markets absent full operability of EchoStar X.
In the event EchoStar X experiences any anomalies, satellite capacity limitations could force us to move the local channels in some two dish markets to different satellites, requiring subscribers in those markets to install a second or different dish to continue receiving their local broadcast channels. We could be forced, in that event, to stop offering local channels in some of those markets altogether. The transition of all local broadcast channels in a market to a single dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the continued operation of our EchoStar V satellite

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
at the 129 degree orbital location until commencement of commercial operation of EchoStar X. EchoStar V or EchoStar X anomalies could force us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligations. If impediments to our preferred transition plan arise, it is possible that the costs of compliance with the single dish requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
In addition, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has commenced commercial operation. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, resulting from failures relating to EchoStar X or EchoStar VIII, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn.
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
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat theft of our service and maintain the functionality of active set-top boxes, we recently replaced the majority of our older generation smart cards with newer generation smart cards. This process was completed during the fourth quarter of 2005. These existing smart cards have been compromised, and we are implementing software patches and other security measures to help secure our service. However, there can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost of card replacements could have a material adverse effect on our financial condition, profitability and cash flows.
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
During the year ended December 31, 2005, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to 2004. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” and SAC declined.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued
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
Several years ago we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment. As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. We have implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages. This technology when implemented will result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Provided EchoStar X commences commercial operation during second quarter 2006 and other planned satellites are successfully deployed, our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. To the extent we subsidize those costs for new and existing subscribers, SAC, Equivalent SAC and capital expenditures will increase as well. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming successful commencement of commercial operation of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment. We generally lease receivers and subsidize installation of EchoStar receiver systems under these subscriber retention programs. As discussed above, we will have to upgrade or replace subscriber equipment periodically as technology changes. As a consequence, our retention costs for subscribers that currently own equipment, which are included in “Subscriber-related expenses,” and our capital expenditures related to our equipment lease program for existing subscribers, will increase, at least in the short term, to the extent we subsidize the costs of those upgrades and replacements. Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers more aggressive promotions for HD receivers or EchoStar receivers with other enhanced technologies, or for other reasons.
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
Obligations and Future Capital Requirements
Contractual obligations and off-balance sheet arrangements. We have never engaged in off-balance sheet financing activities. Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	Payments due by period
	Total	2006	2007-2008	2009-2010	Thereafter
	(In thousands)
Long-term debt obligations	$5,466,964	$441,964	$2,500,000	$500,000	$2,025,000
Satellite-related obligations	2,771,224	390,452	892,824	355,392	1,132,556
Capital lease obligations	438,062	31,094	72,462	89,304	245,202
Operating lease obligations	85,533	28,469	41,688	12,808	2,568
Purchase obligations	820,578	649,908	94,890	75,780	—
Mortgages and other notes payable	30,275	5,376	6,445	4,122	14,332

Total	$9,612,636	$1,547,263	$3,608,309	$1,037,406	$3,419,658

Interest on Long-Term Debt
We have quarterly and semi-annual cash interest requirements for our outstanding long-term debt securities (see Note 5 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for details), as follows:

		Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements
5 3/4% Convertible Subordinated Notes due 2008	May 15 and November 15	$57,500,000
3 % Convertible Subordinated Notes due 2010	June 30 and December 31	$15,000,000
Floating Rate Senior Notes due 2008	January 1, April 1, July 1 and October 1	$38,900,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3 % Convertible Subordinated Notes due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000

*	The table above does not include interest of $5.2 million on the 9 1/8% Senior Notes due 2009 which were redeemed on February 17, 2006 or the $106.9 million of interest on the 7 1/8% Senior Notes due 2016.
Interest accrues on our Floating Rate Senior Notes due 2008 based on the three month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The interest rate at December 31, 2005 was 7.78%. There are no scheduled principal payment or sinking fund requirements prior to maturity on any of these notes.
We also have periodic cash interest requirements for our outstanding capital lease obligations, mortgages and other notes payable. Future maturities of the cash interest requirements for all of our outstanding long-term debt are summarized as follows:

	Payments due by period
	Total	2006	2007-2008	2009-2010	Thereafter
	(In thousands)
Long-term debt	$1,489,413	$304,803	$570,550	$284,822	$329,238
Capital lease obligations, mortgages and other notes payable	212,269	38,921	68,427	53,902	51,019
Total

	$1,701,682	$343,724	$638,977	$338,724	$380,257

*	The table above does not include interest on the 7 1/8% Senior Notes due 2016 of $53.1 million in 2006, $213.8 million in 2007 and 2008, $213.8 million in 2009 and 2010, and $587.8 million thereafter.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Satellite-Related Obligations
Satellites under Construction. We have entered into contracts to construct six new satellites, see “Item 1 – Business – Our Satellites.”
•	During 2004, we entered into a contract for the construction of EchoStar XI. Construction is expected to be completed during 2007. Future commitments related to this satellite are included in the table above.

•	During 2004 and 2005, we entered into contracts for the construction of five additional SSL Ka and/or Ku expanded band satellites which are expected to be completed during 2008 and 2009. Future commitments related to this satellite are included in the table above.
Satellites under Lease. In addition to our lease of the AMC-15 and AMC-16 satellites discussed below under Capital Lease Obligations, we have also entered into satellite service agreements to lease capacity on four other satellites, see “Item 1 – Business – Our Satellites.”
•	In connection with the SES Americom agreement for the lease of the AMC-15 satellite discussed below, we are currently leasing all of the capacity on an existing in-orbit FSS satellite, AMC-2, at the 85 degree orbital location. Our lease of this satellite is scheduled to continue through 2006. We have accounted for the AMC-2 satellite agreement as an operating lease. Future commitments related to this satellite are included in the table above.

•	During August 2003, we exercised our option under the SES Americom agreement for AMC-15 to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. In connection with this agreement, we prepaid $20.9 million to SES Americom during 2004. We anticipate that this satellite will be launched during the second half of 2006 and could be used as additional backup capacity and to offer other value-added services. We are still evaluating the accounting treatment for this satellite lease.

•	During February 2004, we entered into a satellite service agreement for capacity on an FSS satellite which is planned for launch during the second half of 2006. This additional satellite could allow DISH Network to offer other value-added services. In connection with this agreement, we prepaid $55.0 million during 2004 and are required to make monthly payments for this satellite for the 15-year period following commencement of commercial operation. Future commitments related to this satellite are included in the table above. We are still evaluating the accounting treatment for this satellite lease.

•	During August 2003, we entered into a satellite service agreement for capacity on a Canadian DBS satellite at the 129 degree orbital location for an initial ten-year term. We anticipate that this satellite will be launched during 2008. We are still evaluating the accounting treatment for this satellite lease.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase when we commence payments for the launches of EchoStar XI and the Ka-band satellites, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Capital Lease Obligations
During 2003, we entered into a satellite service agreement with SES Americom for all of the capacity on AMC-15. The ten-year satellite service agreement for this satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for this satellite over the next ten years beginning in 2005.
During 2004, we entered into a satellite service agreement with SES Americom for all of the capacity on AMC-16. The ten-year satellite service agreement for this satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for this satellite over the next ten years beginning in 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
In accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), we have accounted for the satellite component of these agreements as a capital lease (See Note 5 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). The commitment related to the present value of the net future minimum lease payments for the satellite component of the agreement is included under Capital Lease Obligations in the table above. The commitment related to future minimum payments designated for the lease of the orbital slots and other executory costs is included under Satellite-Related Obligations in the table above. The commitment related to the amount representing interest is included under Interest on Long-Term Debt in the table above.
Purchase Obligations
Our 2006 purchase obligations primarily consist of binding purchase orders for EchoStar receiver systems and related equipment, and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
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
Satellite insurance. We currently have no commercial insurance coverage on our satellites. We do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the premium costs are uneconomical relative to the risk of satellite failure. We believe that we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. For example, we depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has commenced commercial operation. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
Future capital requirements. In addition to our DBS business plan, we are exploring business plans for FSS Ku-(extended) band and FSS Ka-band satellite systems, including licenses to operate at the 97, 109, 113, 117 and 121 degree orbital locations.
As a result of expected penetration of our new and existing subscriber equipment lease programs, we anticipate an increase in capitalized subscriber equipment during 2006. As previously discussed, we expect our capital expenditures for 2006 to be higher than 2005 capital expenditures of $1.506 billion.
From time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. We may make investments in or partner with others to expand our business into mobile and portable video, data and voice services. Future material investments or acquisitions may require that we obtain additional capital. Also, as discussed previously, our Board of Directors approved the repurchase of up to an additional $1.0 billion of our Class A common stock, which could require that we raise additional capital. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

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
Critical Accounting Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
•	Capitalized satellite receivers. Since we retain ownership of certain equipment provided pursuant to our new and existing subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale. Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence. Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.

•	Accounting for investments in private and publicly-traded securities. We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Valuation of investments in non-marketable investment securities. We calculate the fair value of our interest in non-marketable investment securities either at consideration given, or for non-cash acquisitions, based on the results of valuation analyses performed by a third party valuation specialist or utilizing a discounted cash flow or DCF model. The DCF methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
•	Valuation of long-lived assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•	Valuation of goodwill and intangible assets with indefinite lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position.

•	Smart card replacement. We use conditional access technology, including embedding microchips in credit card-sized access cards, or “smart cards,” to encrypt our programming so only those who pay can receive it. Our signal encryption has been compromised by theft of service and could be further compromised in the future. Theft of our programming reduces future potential revenue and increases our net subscriber acquisition costs. In addition, theft of our competitors’ programming can also increase our churn. Compromises of our encryption technology could also adversely affect our ability to contract for video and audio services provided by programmers. In order to combat theft of our service and maintain the functionality of active set-top boxes, we recently replaced the majority of our older generation smart cards with newer generation smart cards. These existing smart cards have been compromised, and we are implementing software patches and other security measures to help secure our service. However, there can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost of card replacements could have a material adverse effect on our financial condition, profitability and cash flows.

•	Allowance for doubtful accounts. Management estimates the amount of required allowances for the potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

•	Income taxes. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our results of operations.

•	Contingent liabilities. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingency matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R) (As Amended), “Share-Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions. Effective January 1, 2006, we adopted SFAS 123(R) under the modified prospective method. We expect the adoption of SFAS 123(R) to impact our results of operation and earnings per share similar to our pro forma disclosure in Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of December 31, 2005, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $1.248 billion. Of that amount, a total of approximately $1.095 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2005 of approximately 3.4%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $4.4 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At December 31, 2005, all of the $1.095 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.
Included in our marketable investment securities portfolio balance is debt and equity of public and private companies we hold for strategic and financial purposes. As of December 31, 2005, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $148.5 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $14.9 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2005, we had unrealized gains net of related tax effect of approximately $3.3 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the year ended December 31, 2005, we recorded $25.4 million in charges to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during 2005, we realized net gains of approximately $34.3 million on sales of marketable and non-marketable investment securities and conversion of bond instruments into common stock. Realized gains and losses are accounted for on the specific identification method. During the twelve months ended December 31, 2005, our portfolio generally, and our strategic investments particularly, has experienced and continues to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have strategic equity investments in certain non-marketable investment securities which are included in “Other noncurrent assets, net” in our Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. These equity securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. For the year ended December 31, 2005, we had $94.2 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $52.7 million is accounted for under the cost method. During the year ended December 31, 2005, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for this available for sale investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). We estimate the fair value of the investment using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model. As of December 31, 2005, the fair value of the investment was approximately $42.3 million based on the trading price of the issuer’s shares on that date, and we recognized a pre-tax unrealized gain of approximately $38.8 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares. The issuer’s publicly traded shares have experienced, and will continue to experience volatility. The fair value of this investment can be significantly impacted by the risk of adverse changes in the issuer’s share price, currency exchange rates, and to a lesser extent, interest rates. A hypothetical 10% adverse change in the price of the issuer’s common shares, or in the Euro to U.S. dollar currency exchange rate, would result in an approximate $4.2 million decrease in the fair value of this investment.
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
As of December 31, 2005, we estimated the fair value of our variable and fixed-rate debt, mortgages and other notes payable to be approximately $5.357 billion using quoted market prices where available, and third party valuations or discounted cash flow analyses when it was practicable to do so. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $140.6 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2005, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $34.2 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued
We have not used derivative financial instruments for hedging or speculative purposes.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B. OTHER INFORMATION
None

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
EchoStar Communications Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EchoStar Communications Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that EchoStar Communications Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, EchoStar Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EchoStar Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Denver, Colorado
March 14, 2006

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 23 of this report under the caption “Executive Officers.”
Item 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.3*	Registration Rights Agreement, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001, by and between EchoStar and UBS Warburg L.L.C. (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.4*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.5*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg L.L.C. (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.6*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.7*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.9*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.10*	3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.11*	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.12*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.13*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.14*	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276). **

10.4*	Amended and Restated EchoStar 1999 Stock Incentive Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005). **

10.5*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of EchoStar, Registration No. 333-05575). **

10.6*	Amended and Restated 2001 Non-employee Director Stock Option Plan (incorporated by reference Appendix B to EchoStar’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005. **

10.7*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.8*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.9*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.11*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.12*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.13*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.14*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.15*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.19*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.20*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.21*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.22*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.23*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.24*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.25*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.26*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.27*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176). **

10.28*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176). **

10.29*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176).

10.30*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No.0-26176).

10.31*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No.0-26176).

10.32*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.33*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.34*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.35*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.36*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.37*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.38*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.39*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

21•	Subsidiaries of EchoStar Communications Corporation.

23.1•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1•	Powers of Attorney authorizing signature of Michael T. Dugan, Cantey Ergen, Steven R. Goodbarn, Gary Howard, Tom A. Ortolf, C. Michael Schroeder and Carl E. Vogel.

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION
By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President and Chief Financial Officer

Date: March 15, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chief Executive Officer and Chairman	March 15, 2006

Charles W. Ergen	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President and Chief Financial Officer	March 15, 2006

David J. Rayner	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 15, 2006

James DeFranco

/s/ David K. Moskowitz	Director	March 15, 2006

David K. Moskowitz

*	Director	March 15, 2006

Michael T. Dugan

*	Director	March 15, 2006

Cantey Ergen

*	Director	March 15, 2006

Gary Howard

*	Director	March 15, 2006

Steven R. Goodbarn

*	Director	March 15, 2006

Tom A. Ortolf

*	Director	March 15, 2006

C. Michael Schroeder

*	Director	March 15, 2006

Carl E. Vogel

* By:	/s/ David K Moskowitz
David K. Moskowitz
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
EchoStar Communications Corporation:
We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EchoStar Communications Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Denver, Colorado
March 14, 2006

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$615,669	$704,560
Marketable investment securities	565,691	451,073
Trade accounts receivable, net of allowance for uncollectible accounts of $11,523 and $9,542, respectively	478,414	478,310
Inventories, net	221,329	271,581
Insurance receivable (Note 3)	—	106,000
Current deferred tax assets (Note 6)	397,076	—
Other current assets	118,866	101,784

Total current assets	2,397,045	2,113,308
Restricted cash and marketable investment securities	67,120	57,552
Property and equipment, net (Note 4)	3,514,539	2,640,168
FCC authorizations	748,287	739,326
Long-term deferred tax assets (Note 6)	206,146	—
Intangible assets, net (Note 2)	226,650	240,186
Other noncurrent assets, net (Note 2)	250,423	238,737

Total assets	$7,410,210	$6,029,277

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$239,788	$247,698
Deferred revenue and other	757,484	757,302
Accrued programming	681,500	604,934
Other accrued expenses	434,829	428,196
Current portion of capital lease and other long-term obligations (Note 5)	36,470	33,735

Total current liabilities	2,150,071	2,071,865

Long-term obligations, net of current portion:
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 5)	441,964	446,153
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 5)	431,867	286,673
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	227,932	277,798

Total long-term obligations, net of current portion	6,126,763	6,035,624

Total liabilities	8,276,834	8,107,489

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 250,052,516 and 249,028,664 shares issued, 205,468,898 and 217,235,150 shares outstanding, respectively	2,501	2,490
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,863,488	1,764,973
Deferred stock-based compensation	(2,714)	—
Accumulated other comprehensive income (loss)	4,030	53,418
Accumulated earnings (deficit)	(1,386,937)	(2,901,477)
Treasury stock, at cost	(1,349,376)	(1,000,000)

Total stockholders’ equity (deficit)	(866,624)	(2,078,212)

Total liabilities and stockholders’ equity (deficit)	$7,410,210	$6,029,277

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenue:
Subscriber-related revenue	$7,954,740	$6,677,370	$5,409,875
Equipment sales	377,948	373,253	295,409
Other	92,813	100,593	34,012

Total revenue	8,425,501	7,151,216	5,739,296

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 4)	4,030,617	3,567,409	2,707,898
Satellite and transmission expenses (exclusive of depreciation shown below — Note 4)	134,545	112,239	79,322
Cost of sales — equipment	323,073	305,313	194,491
Cost of sales — other	23,339	33,265	3,496
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 4)	124,455	459,006	502,656
Other subscriber promotion subsidies	1,180,516	925,195	628,928
Subscriber acquisition advertising	187,610	143,685	180,484

Total subscriber acquisition costs	1,492,581	1,527,886	1,312,068
General and administrative	456,206	398,898	336,267
Depreciation and amortization (Note 4)	797,892	502,901	398,206

Total costs and expenses	7,258,253	6,447,911	5,031,748

Operating income (loss)	1,167,248	703,305	707,548

Other income (expense):
Interest income	43,518	42,287	65,058
Interest expense, net of amounts capitalized	(373,844)	(505,732)	(552,490)
Gain on insurance settlement (Note 3)	134,000	—	—
Other	36,169	(13,482)	18,766

Total other income (expense)	(160,157)	(476,927)	(468,666)

Income (loss) before income taxes	1,007,091	226,378	238,882
Income tax benefit (provision), net (Note 6)	507,449	(11,609)	(14,376)

Net income (loss)	$1,514,540	$214,769	$224,506

Foreign currency translation adjustments	(927)	291	1,348
Unrealized holding gains (losses) on available-for-sale securities	(10,327)	6,284	71,480
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(36,346)	(34,148)	1,966
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(1,788)	—	—

Comprehensive income (loss)	$1,465,152	$187,196	$299,300

Basic net income (loss) to common stockholders	$1,514,540	$214,769	$224,506

Diluted net income (loss) to common stockholders (Note 2)	$1,560,688	$214,769	$224,506

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	452,118	464,053	483,098

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	484,131	467,598	488,314

Net income (loss) per share:
Basic net income (loss)	$3.35	$0.46	$0.46

Diluted net income (loss)	$3.22	$0.46	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

							Accumulated
							Deficit and
						Non-Cash,	Accumulated
					Additional	Stock-	Other
	Class A and B Common Stock				Paid-In	Based	Comprehensive	Treasury
	Issued	Treasury	Outstanding	Amount	Capital	Compensation	Income (Loss)	Stock	Total
Balance, December 31, 2002	480,975	—	480,975	$4,809	$1,706,731	$(8,657)	$(2,878,905)	$—	$(1,176,022)

Issuance of Class A common stock:
Exercise of stock options	3,114	—	3,114	31	18,517	—	—	—	18,548
Employee benefits	566	—	566	6	16,347	—	—	—	16,353
Employee Stock Purchase Plan	66	—	66	1	1,889	—	—	—	1,890
Class A common stock repurchases, at cost	—	(5,915)	(5,915)	—	—	—	—	(190,391)	(190,391)
Forfeitures of deferred non-cash, stock-based compensation	—	—	—	—	(3,933)	775	—	—	(3,158)
Deferred stock-based compensation recognized	—	—	—	—	—	6,702	—	—	6,702
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	—	—	(5,746)	—	—	—	(5,746)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	—	73,446	—	73,446
Foreign currency translation	—	—	—	—	—	—	1,348	—	1,348
Net income (loss)	—	—	—	—	—	—	224,506	—	224,506

Balance, December 31, 2003	484,721	(5,915)	478,806	$4,847	$1,733,805	$(1,180)	$(2,579,605)	$(190,391)	$(1,032,524)

Issuance of Class A common stock:
Exercise of stock options	2,175	—	2,175	21	14,448	—	—	—	14,469
Employee benefits	478	—	478	5	16,250	—	—	—	16,255
Employee Stock Purchase Plan	78	—	78	1	2,122	—	—	—	2,123
Class A common stock repurchases, at cost	—	(25,879)	(25,879)	—	—	—	—	(809,609)	(809,609)
Exercise of stock warrants	12	—	12	—	—	—	—	—	—
Deferred stock-based compensation recognized	—	—	—	—	—	1,180	—	—	1,180
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	—	(27,864)	—	(27,864)
Foreign currency translation	—	—	—	—	—	—	291	—	291
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	—	—	(1,652)	—	—	—	(1,652)
Cash dividend on Class A and Class B common stock ($1.00 per share)	—	—	—	—	—	—	(455,650)	—	(455,650)
Net income (loss)	—	—	—	—	—	—	214,769	—	214,769

Balance, December 31, 2004	487,464	(31,794)	455,670	$4,874	$1,764,973	$—	$(2,848,059)	$(1,000,000)	$(2,078,212)

Issuance of Class A common stock:
Exercise of stock options	927	—	927	10	7,631	—	—	—	7,641
Employee benefits	—	393	393	—	(81)	—	—	13,136	13,055
Employee Stock Purchase Plan	97	—	97	1	2,397	—	—	—	2,398
Class A common stock repurchases, at cost	—	(13,183)	(13,183)	—	—	—	—	(362,512)	(362,512)
Deferred stock-based compensation	—	—	—	—	3,016	(3,016)	—	—	—
Deferred stock-based compensation recognized		—	—	—	—	302	—	—	302
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	—	(46,673)	—	(46,673)
Foreign currency translation	—	—	—	—	—	—	(927)	—	(927)
Reversal of valuation allowance associated with stock compensation and tax benefits	—	—	—	—	85,471	—	—	—	85,471
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	—	—	—	(1,788)	—	(1,788)
Other	—	—	—	—	81	—	—	—	81
Net income (loss)	—	—	—	—	—	—	1,514,540	—	1,514,540

Balance, December 31, 2005	488,488	(44,584)	443,904	$4,885	$1,863,488	$(2,714)	$(1,382,907)	$(1,349,376)	$(866,624)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$1,514,540	$214,769	$224,506
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	797,892	502,901	398,206
Equity in losses (earnings) of affiliates	(1,579)	(5,686)	1,649
Realized and unrealized losses (gains) on investments	(42,813)	9,031	(19,784)
Gain on insurance settlement (Note 3)	(134,000)	—	—
Non-cash, stock-based compensation recognized	302	1,180	3,544
Deferred tax expense (benefit) (Note 6)	(539,638)	5,362	629
Amortization of debt discount and deferred financing costs	6,301	22,262	26,685
Change in noncurrent assets	21,756	(114,705)	(49,333)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(49,112)	109,522	11,434
Other, net	4,086	9,942	15,835
Changes in current assets and current liabilities:
Trade accounts receivable, net	(3,672)	(125,629)	(14,178)
Inventories	79,669	(70,501)	18,020
Other current assets	(20,052)	(44,757)	(6,860)
Trade accounts payable	(7,426)	76,152	(91,176)
Deferred revenue and other	(2,961)	211,161	71,074
Accrued programming and other accrued expenses	150,781	200,438	(14,670)

Net cash flows from operating activities	1,774,074	1,001,442	575,581

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(676,478)	(1,932,789)	(5,050,502)
Sales and maturities of marketable investment securities	552,521	4,096,005	3,641,939
Purchases of property and equipment	(1,506,394)	(980,587)	(321,819)
Proceeds from insurance settlement (Note 3)	240,000	—	—
Change in cash reserved for satellite insurance	—	176,843	(25,471)
Change in restricted cash and marketable investment securities	(16,728)	(10,918)	(1,533)
Asset acquisition	—	(238,610)	—
FCC auction deposits, net	1,555	(26,684)	—
Purchase of FCC licenses	(8,961)	—	—
Purchase of technology-based intangibles	(25,500)	—	—
Purchase of strategic investments included in noncurrent assets	(19,822)	—	—
Other	(535)	(4,979)	(4,484)

Net cash flows from investing activities	(1,460,342)	1,078,281	(1,761,870)

Cash Flows From Financing Activities:
Proceeds from issuance of 6 5/8% Senior Notes due 2014	—	1,000,000	—
Proceeds from issuance of 3% Convertible Subordinated Notes due 2011 and 2010, respectively	—	25,000	500,000
Proceeds from issuance of Floating Rate Senior Notes due 2008	—	—	500,000
Proceeds from issuance of 5 3/4% Senior Notes due 2008	—	—	1,000,000
Proceeds from issuance of 6 3/8% Senior Notes due 2011	—	—	1,000,000
Redemption of 10 3/8% Senior Notes due 2007	—	(1,000,000)	—
Redemption of 9 1/4% Senior Notes due 2006	—	—	(375,000)
Repurchase and partial redemption of 9 1/8% Senior Notes due 2009, respectively (Note 5)	(4,189)	(8,847)	(245,000)
Redemption of 4 7/8% Convertible Subordinated Notes due 2007	—	—	(1,000,000)
Redemption and repurchase of 9 3/8% Senior Notes due 2009, respectively	—	(1,423,351)	(201,649)
Class A common stock repurchases (Note 7)	(362,512)	(809,609)	(190,391)
Deferred debt issuance costs	—	(3,159)	(12,500)
Cash dividend on Class A and Class B common stock	—	(455,650)	—
Repayment of capital lease obligations, mortgages and other notes payable	(45,961)	(6,998)	(1,828)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	10,039	16,592	20,438

Net cash flows from financing activities	(402,623)	(2,666,022)	994,070

Net increase (decrease) in cash and cash equivalents	(88,891)	(586,299)	(192,219)
Cash and cash equivalents, beginning of period	704,560	1,290,859	1,483,078

Cash and cash equivalents, end of period	$615,669	$704,560	$1,290,859

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
Organization and Legal Structure
The following table summarizes our organizational structure and our principal subsidiaries as of December 31, 2005:

Referred to
Legal Entity	Herein As	Parent
EchoStar Communications Corporation	ECC	Publicly owned
EchoStar Orbital Corporation	EOC	ECC
EchoStar Orbital Corporation II	EOC II	EOC
EchoStar DBS Corporation	EDBS	EOC
EchoStar Satellite L.L.C	ESLLC	EDBS
Echosphere L.L.C	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service L.L.C	DNSLLC	EDBS
As of December 31, 2005, all of our DBS FCC licenses and 10 of our in-orbit satellites were owned by a direct subsidiary of EDBS. Contracts for the construction and launch of EchoStar X, EchoStar XI and our Ka-band satellites are held in EOC II, a sister company to EDBS. Our satellite lease contracts are also held by a direct subsidiary of EDBS. Substantially all of our operations are conducted by subsidiaries of EDBS.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Significant Risks and Uncertainties
Substantial Leverage. We are highly leveraged, which makes us vulnerable to changes in general economic conditions. As of December 31, 2005, we had outstanding long-term debt (including both the current and long-term portions) totaling approximately $5.935 billion. We have quarterly and semi-annual cash interest requirements for all of our outstanding long-term debt securities, as follows:

		Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements
5 3/4% Convertible Subordinated Notes due 2008	May 15 and November 15	$57,500,000
3% Convertible Subordinated Note due 2010	June 30 and December 31	$15,000,000
Floating Rate Senior Notes due 2008	January 1, April 1, July 1 and October 1	$38,900,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3% Convertible Subordinated Note due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000

*The table above does not include interest of $5.2 million on the 9 1/8% Senior Notes due 2009 which were redeemed on February 17, 2006 or the $106.9 million of interest on the 7 1/8% Senior Notes due 2016 (see Note 15).
Interest accrues on our Floating Rate Senior Notes due 2008 based on the three month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The interest rate at December 31, 2005 was 7.78%. Semi-annual cash interest requirements related to our 6 5/8% Senior Notes due 2014 commenced on April 1, 2005. There are no scheduled principal payment or sinking fund requirements prior to maturity on any of these notes. Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.
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
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of options granted under our stock based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.
Foreign Currency Translation
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period end exchange rate and record the translation adjustments as a component of other comprehensive income (loss). We translate revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. Transactions denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and are included in other miscellaneous income and expense. Net transaction gains (losses) during 2005, 2004 and 2003 were not significant.
Statements of Cash Flows Data
The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2005	2004	2003
		(In thousands)
Cash paid for interest	$372,403	$431,785	$477,036
Capitalized interest	7,597	3,105	8,428
Cash received for interest	34,623	56,317	64,490
Cash paid for income taxes	34,295	3,302	11,646
Forfeitures of deferred non-cash, stock-based compensation	—	—	3,933
Assumption of net operating liabilities in asset acquisition (Note 2)	—	25,685	—
Assumption of liabilities and long-term deferred revenue (Note 2)	—	69,357	—
Employee benefits paid in Class A common stock	13,055	16,255	16,353
Satellites financed under capital lease obligations (Note 5)	191,950	286,605	—
Reduction in satellite vendor financing	—	13,712	—
Satellite and other vendor financing	1,940	6,519	13,097
Cash and Cash Equivalents
We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2005 and 2004 consist of money market funds, corporate notes and commercial paper. The cost of these investments approximates their fair value.
Marketable and Non-Marketable Investment Securities and Restricted Cash
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss),

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.
Some of our investments in marketable investment securities have declined below our cost. The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category, where those declines are considered temporary in accordance with our policy.

	As of December 31, 2005
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$—	$—	$—	$—	$119,290	$(662)	$119,290	$(662)
Corporate equity securities	32,444	(379)	—	—	—	—	32,444	(379)

Total	$32,444	$(379)	$—	$—	$119,290	$(662)	$151,734	$(1,041)

As of December 31, 2004
Government bonds	$—	$—	$143,928	$(1,377)	$50,759	$(692)	$194,687	$(2,069)

Government Bonds. The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. At December 31, 2005 and 2004, maturities on these government bonds ranged from one to seven months. We have the ability and intent to hold these investments until maturity when the Government is required to redeem them at their full face value. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2005.
Corporate Equity Securities. The unrealized loss on our investments in corporate equity securities represents an investment in the marketable common stock of a company in the satellite communications service industry. We believe the unrealized loss is generally attributable to temporary market fluctuations. We are not aware of any specific factors which indicate the unrealized loss is other than temporary.
As of December 31, 2005 and 2004, we had unrealized gains net of related tax effect of approximately $3.3 million and $51.8 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the years ended December 31, 2005 and 2003, we recorded aggregate charges to earnings for other than temporary declines in the fair value of certain of our marketable investment securities of approximately $25.4 million and $2.0 million, respectively, and established a new cost basis for these securities. During the year ended December 31, 2004, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the years ended December 31, 2005, 2004 and 2003, we realized net gains (losses) on sales of marketable and non-marketable investment securities and conversion of bond instruments into common stock of $34.3 million, ($9.0) million and $21.9 million, respectively. Realized gains and losses are accounted for on the specific identification method.
Our approximately $1.248 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. The fair value of these strategic marketable investment securities aggregated approximately $148.5 million and $174.3 million as of December

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
31, 2005 and 2004, respectively. During the twelve months ended December 31, 2005, our portfolio generally, and our strategic investments particularly, have experienced and continues to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have strategic equity investments in certain non-marketable investment securities which are included in “Other noncurrent assets, net” in our Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. These equity securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of December 31, 2005 and 2004, we had $94.2 million and $90.4 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $52.7 million in each of the years is accounted for under the cost method. During the years ended December 31, 2005 and 2004, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). We estimate the fair value of the investment using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model. As of December 31, 2005, the fair value of the investment was approximately $42.3 million based on the trading price of the issuer’s shares on that date, and we recognized a pre-tax unrealized gain of approximately $38.8 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The major components of marketable investment securities and restricted cash are as follows:

			Restricted Cash and Marketable
	Marketable Investment Securities		Investment Securities
	As of December 31,		As of December 31,
	2005	2004	2005	2004
		(In thousands)
Government bonds	$92,341	$214,683	$45,804	$46,111
Corporate notes and bonds	324,800	84,093	4,857	8,969
Corporate equity securities	148,550	149,496	—	—
Asset backed obligations	—	2,801	—	—
Restricted cash	—	—	16,459	2,472

Total	$565,691	$451,073	$67,120	$57,552

As of December 31, 2005, marketable investment securities and restricted cash include debt securities of $184.0 million with contractual maturities of one year or less and $283.8 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
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

	As of December 31,
	2005	2004
	(In thousands)
Finished goods — DBS	$140,955	$159,350
Raw materials	55,115	68,144
Work-in-process — service repair	23,705	40,720
Work-in-process	10,936	11,112
Consignment	803	2,644
Inventory allowance	(10,185)	(10,389)

Inventories, net	$221,329	$271,581

Property and Equipment
Property and equipment are stated at cost. Cost includes capitalized interest of approximately $7.6 million, $3.1 million, and $8.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements (Note 10), are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

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
Goodwill and Intangible Assets
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Our intangible assets consist primarily of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
•	FCC spectrum is a non-depleting asset;

•	Existing DBS licenses are integral to our business and will contribute to cash flows indefinitely;

•	Replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	Maintenance expenditures in order to obtain future cash flows are not significant;

•	DBS licenses are not technologically dependent; and

•	We intend to use these assets indefinitely .
In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset,” (“EITF 02-7”) we combine all our indefinite life FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts included current and projected subscribers. In conducting our annual impairment test in 2005, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
The business combination did not have a material impact on our results of operations for the year ended December 31, 2004 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2004. Further, the business combination would not have had a material impact on our results of operations for the comparable period in 2003 had the business combination occurred on January 1, 2003.
As of December 31, 2005 and 2004, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2005		December 31, 2004
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
			(In thousands)
Contract based	$189,426	$(29,739)	$223,873	$(46,852)
Customer relationships	73,298	(31,818)	73,298	(13,493)
Technology based	25,500	(3,377)	17,181	(17,181)

Total	$288,224	$(64,934)	$314,352	$(77,526)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to twelve years, was $39.0 million and $33.5 million for the years ended December 31, 2005 and 2004, respectively. The aggregate amortization expense is estimated to be approximately $36.7 million for 2006, $36.1 million for 2007, $22.5 million for 2008, $17.7 million for 2009, $17.7 million for 2010 and $92.6 million thereafter.
The excess of our investments in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. We had approximately $3.4 million of goodwill as of December 31, 2005 and 2004 which arose from a 2002 acquisition. In conducting our annual impairment test in 2005, we determined that the carrying amount of our goodwill was not impaired.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Smart Card Replacement
Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat theft of our service and maintain the functionality of active set-top boxes, we recently replaced the majority of our older generation smart cards with newer generation smart cards. This process was completed during the fourth quarter of 2005. Accordingly, there is no remaining accrual for smart card replacement as of December 31, 2005. The need to replace smart cards is evaluated at the end of each reporting period.
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
We receive equity interests in content providers in consideration for or in conjunction with affiliation agreements. We account for these equity interests received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”). During the years ended December 31, 2005 and 2004, we made cash payments and entered into agreements and in 2004 assumed certain liabilities in exchange for equity interests in certain entities.
During 2005 and 2004, we recorded approximately zero and $77.3 million related to the fair value of these equity interests in “Other noncurrent assets,” respectively. These unconsolidated investments are accounted for under either the equity method or cost method of accounting. Of the $77.3 million recorded in 2004, approximately $56.5 million in value of these equity interests was recorded as a deferred credit and is recognized as a reduction to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreements in accordance with the guidance under EITF 02-16. These deferred credits are included as a component of current “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our Consolidated Balance Sheets.
Income Taxes
We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that deferred tax assets or liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax bases of assets and liabilities. Deferred tax assets are offset by valuation allowances in accordance with SFAS 109, when we believe it is more likely than not that such net deferred tax assets will not be realized.
Fair Value of Financial Instruments
Fair values for our publicly traded debt securities are based on quoted market prices. The fair values of our privately placed 3% Convertible Subordinated Notes due 2010 and 2011, and mortgages and other notes payable are estimated using third-party valuations or discounted cash flow analyses when it is practicable to do so. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The following table summarizes the book and fair values of our debt facilities at December 31, 2005 and 2004:

	As of December 31, 2005		As of December 31, 2004
	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	973,750	1,000,000	1,023,750
9 1/8% Senior Notes due 2009 *	441,964	462,405	446,153	490,768
3% Convertible Subordinated Note due 2010	500,000	451,500	500,000	465,000
Floating Rate Senior Notes due 2008	500,000	510,000	500,000	518,125
5 3/4% Senior Notes due 2008	1,000,000	980,000	1,000,000	1,012,500
6 3/8% Senior Notes due 2011	1,000,000	968,650	1,000,000	1,047,500
3% Convertible Subordinated Note due 2011	25,000	21,725	25,000	22,500
6 5/8% Senior Notes due 2014	1,000,000	958,750	1,000,000	1,012,500
Mortgages and other notes payable	30,275	30,275	33,803	33,803

Subtotal	5,497,239	5,357,055	5,504,956	5,626,446
Capital lease obligations**	438,062	N/A	286,605	N/A

Total	5,935,301	5,357,055	5,791,561	5,626,446

*	Effective February 17, 2006, these notes were redeemed. See Note 15 — Subsequent Events for further discussion.

**	Pursuant to SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” disclosures regarding fair value of capital leases is not required.
Due to their short-term nature, book value approximates fair value for cash and cash equivalents, trade accounts receivable, net of allowance and current liabilities for the periods ending December 31, 2005 and 2004.
Deferred Debt Issuance Costs
Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (Note 5).
Revenue Recognition
We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers, digital video recorders, equipment rental and other services are recognized as revenue, monthly as earned. Revenue from advertising sales is recognized when the related services are performed. Payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue” in the Consolidated Balance Sheets until earned. Revenue from equipment sales is recognized upon shipment to customers.
Contemporaneous with the commencement of sales of co-branded services pursuant to our prior agreement with AT&T, Inc. (“AT&T”), formerly known as SBC Communications, Inc., during the first quarter of 2004, revenue from equipment sales to AT&T and development and implementation fees received from AT&T were deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T were recognized upon completion of the services.
During the fourth quarter 2005, we modified and extended our distribution and sales agency agreement with AT&T. Commencing in the fourth quarter 2005, new subscribers acquired under the revised AT&T agreement will no longer generate equipment sales, installation or other services revenue. Deferred equipment sales revenue relating to subscribers acquired through our prior AT&T agreement will continue to be recognized as revenue over the estimated average life of those subscribers. Further, development and implementation fees received from AT&T will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the previous and revised agreements with AT&T.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Accounting for our new subscriber promotions which include programming discounts falls under the scope of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Capital Products)” (“EITF 01-9”). In accordance with EITF 01-9, programming revenues under these promotions are recorded at the discounted monthly rate charged to the subscriber. See Subscriber Promotions below for discussion regarding the accounting for costs under these promotions.
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
Contemporaneous with the commencement of sales of co-branded services pursuant to our prior agreement with AT&T during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, direct costs of installation and other services related to that relationship. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed. Under the revised AT&T agreement, we will include costs from equipment and installations in “Subscriber acquisition costs” or in capital expenditures, rather than in “Subscriber-related expenses.” We will continue to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs will be amortized over the life of the subscribers acquired under the previous AT&T agreement.
Subscriber Promotions
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
During the year ended December 31, 2005, our significant subscriber acquisition promotions were as follows:
Effective February 2004, our Digital Home Advantage (“DHA”) promotion provided new lease subscribers up to four installed EchoStar receivers, including various premium models, with a qualifying programming subscription. The subscriber was required to pay a monthly rental fee for each leased receiver and a one-time set-up fee of $49.99, but was not required to agree to a minimum lease period. The subscriber received a $49.99 credit on their first month’s bill. Effective October 2004, the promotion was expanded whereby the consumer may agree to either a one or two year

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
commitment in exchange for receiving the benefits of our Digital Home Protection Plan, an optional extended warranty program, without charge for one or two years, respectively. In February 2005, the promotion was modified to allow new residential customers who subscribed to “America’s Top 180” to obtain that programming at the same price as “America’s Top 120” for the first three months. This promotion expired during April 2005.
During May 2005, we introduced a promotion which offers new DHA lease program subscribers our “America’s Top 180” package for $19.99 for each of the first three months of service. Effective June 2005, the promotion was modified to provide a $12.00 discount per month on qualifying programming packages, together with free HBO and Showtime programming, for each of the first three months of service. The promotion, which continued through August 15, 2005, required a one year minimum programming commitment.
During August 2005, we introduced a promotion which offers new DHA lease program subscribers a free month of qualifying programming, three free months of HBO, Showtime and Cinemax programming, and a free DVR upgrade. Further, in exchange for an 18 month minimum programming commitment, new lease program subscribers receive a credit of the one-time set-up fee of $49.99. Effective November 3, 2005, instead of one month free, new lease program subscribers can elect to receive a $12.00 discount for the first three months of service on qualifying programming. These promotions expired January 31, 2006.
During the fourth quarter of 2005, we began test marketing a prepay program, “DISH Now.” This program allows consumers who might not be attracted by our existing promotions to purchase a satellite receiver system and a prepaid card which can be refreshed periodically through additional prepayments. We have not yet determined whether this program will be offered broadly.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $46.1 million, $40.0 million and $32.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Accounting for Stock-Based Compensation
We apply the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans, which are described more fully in Note 8. Under APB 25, we generally do not recognize compensation expense on the grant of options under our Stock Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. We apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).
Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. We account for forfeitures as they occur. Compensation previously recognized is reversed in the event of forfeitures of unvested options. The following table illustrates the effect on net income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$1,514,540	$214,769	$224,506
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	190	1,139	3,420
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(21,822)	(20,515)	(26,138)

Pro forma net income (loss)	$1,492,908	$195,393	$201,788

Basic income (loss) per share, as reported	$3.35	$0.46	$0.46

Diluted income (loss) per share, as reported	$3.22	$0.46	$0.46

Pro forma basic income (loss) per share	$3.30	$0.42	$0.42

Pro forma diluted income (loss) per share	$3.18	$0.42	$0.41

Options to purchase 6.4 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 4.8 million shares pursuant to the 2005 LTIP were outstanding as of December 31, 2005. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.85 under our 1999 LTIP and $29.40 under our 2005 LTIP. Further, pursuant to the 2005 LTIP, there were also approximately 545,000 outstanding Restricted Performance Units as of December 31, 2005. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the year ended December 31, 2005 related to these long-term options and Restricted Performance Units or is included in the table above. We will record the related compensation upon the achievement of the performance goals, if ever. Such compensation, if recorded, would likely result in total non-cash, stock-based compensation expense of approximately $129.0 million, which would be recognized ratably over the vesting period or expensed immediately, if fully vested, in our Consolidated Statements of Operations and Comprehensive Income (Loss).
For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.09%	3.69%	3.32%
Volatility factor	26.10%	33.26%	71.08%
Expected term of options in years	6.2	5.4	6.7
Weighted-average fair value of options granted	$10.22	$11.66	$20.38
During December 2004, we paid a one-time dividend of $1 per outstanding share of our Class A and Class B common stock (Note 7) for the first time in our company’s history. We do not intend to pay additional dividends on our common stock and accordingly, the dividend yield percentage is zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and so, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
During 2005 and 2004, in accordance with the guidance under SFAS 123 for selecting assumptions to use in an option pricing model, we reduced our estimate of expected volatility based upon a re-evaluation of the variability in the market price of our publicly traded stock. Historically, we have relied on the variability in our daily stock price since inception to derive our estimate of expected volatility. Upon review of this variability in our stock price over more recent periods, we believe unadjusted historical experience is a relatively poor predictor of our future expectation of volatility. Accordingly, we specifically identified extraordinary events in our history which resulted in irregular movements in our stock price, and have disregarded the related periods in calculating our historical average annual volatility. This adjustment, together with changes in the intervals of our regular historical price observations from daily to monthly, contributed to the reduction in our estimated volatility factor.
We will continue to evaluate our assumptions used to derive the estimated fair value of options for EchoStar’s stock as new events or changes in circumstances become known.
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
The potential dilution from our subordinated notes convertible into common stock was computed using the if converted method. Since we reported net income attributable to common stockholders for the years ending December 31, 2005, 2004 and 2003, the potential dilution from stock options exercisable into common stock for these periods was computed using the treasury stock method based on the average market value of our Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$1,514,540	$214,769	$224,506
Interest on subordinated notes convertible into common shares, net of related tax effect	46,148	—	—

Numerator for diluted net income (loss) per common share	$1,560,688	$214,769	$224,506

Denominator:
Denominator for basic net income (loss) per common share – weighted-average common shares outstanding	452,118	464,053	483,098
Dilutive impact of options outstanding	1,648	3,545	5,216
Dilutive impact of subordinated notes convertible into common shares	30,365	—	—

Denominator for diluted net income (loss) per share – weighted-average diluted common shares outstanding	484,131	467,598	488,314

Net income (loss) per share:
Basic net income (loss)	$3.35	$0.46	$0.46

Diluted net income (loss)	$3.22	$0.46	$0.46

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011	399	399	—
As of December 31, 2005, 2004 and 2003 there were approximately 10.4 million, 10.9 million, and 10.1 million options for shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive. Further, as of December 31, 2005, there were options to purchase approximately 11.2 million shares of our Class A common stock, and rights to acquire approximately 545,000 shares of our Class A common stock (“Restricted Performance Units”), outstanding under our long term incentive plans not included in the above denominator. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved, and as a consequence, are not included in the diluted EPS calculation.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R) (As Amended), “Share-Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions. Effective January 1, 2006, we adopted SFAS 123(R) under the modified prospective method. We expect the adoption of SFAS 123(R) to impact our results of operation and earnings per share similar to our pro forma disclosure above.
3. Settlement of EchoStar IV Arbitration
During March 2005, we settled an insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. We also retained title to and use of the EchoStar IV satellite. The $134.0 million received in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” in our Consolidated Statements of Operations and Comprehensive Income (Loss) during first quarter 2005. We have received all amounts due under the settlement.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Property and Equipment
Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2005	2004
		(In thousands)
EchoStar I	12	$201,607	$201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV — fully depreciated	4	78,511	78,511
EchoStar V	9	210,446	210,446
EchoStar VI	12	246,022	246,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	—
Satellites acquired under capital leases (Note 5)	10	551,628	330,800
Furniture, fixtures and equipment	2-10	715,570	664,778
Buildings and improvements	5-40	163,472	159,662
Equipment leased to customers	2-4	1,781,373	1,045,949
Tooling and other	1-5	15,417	14,191
Land	—	30,509	29,583
Vehicles	5-7	19,529	3,414
Construction in progress	—	491,748	273,153

Total property and equipment		$5,638,837	$4,201,070
Accumulated depreciation		(2,124,298)	(1,560,902)

Property and equipment, net		$3,514,539	$2,640,168

Construction in progress consists of the following:

	As of December 31,
	2005	2004
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements, launch, and launch insurance	$292,020	$202,687
Regional digital broadcast operations centers	91,966	3,811
Software related projects	47,028	36,848
Other	60,734	29,807

Construction in progress	$491,748	$273,153

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Equipment leased to customers	$429,906	$210,432	$138,637
Satellites	197,495	134,619	145,232
Furniture, fixtures and equipment	119,088	110,272	93,030
Identifiable intangibles assets subject to amortization	39,035	33,939	10,346
Buildings and improvements	5,331	4,675	4,098
Tooling and other	7,037	8,964	6,863

Total depreciation and amortization	$797,892	$502,901	$398,206

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or DHA equipment.
Our Satellites
We presently have 14 owned or leased satellites in geostationary orbit approximately 22,300 miles above the equator. Each of the satellites we own had an original minimum useful life of at least 12 years. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2005 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.
EchoStar I and II. EchoStar I and II currently operate at the 148 degree orbital location. Each of these Series 7000 class satellites, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), has 16 transponders that operate at approximately 130 watts of power. While both satellites are currently functioning properly in orbit, similar Lockheed Series 7000 class satellites owned by third parties have experienced total in-orbit failure. While no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures. EchoStar I and II are each equipped with 24 Traveling Wave Tube Amplifiers (“TWTA”), of which 16 are required to support full operation on each satellite. Prior to 2005, anomalies left each satellite with 23 usable TWTAs. While we do not expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures may impact commercial operation of the satellites. The TWTA failures have not reduced the remaining estimated useful life of the satellite.
EchoStar III. Our EchoStar III satellite operates at the 61.5 degree orbital location. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, the satellite was equipped with a total of 44 TWTAs to provide redundancy. As of January 8, 2006, this satellite has experienced 11 transponder pair (22 TWTA) failures. As a result, EchoStar III can now operate a maximum of 22 transponders, but due to redundancy switching limitations and specific channel authorizations, it currently can only operate 17 of the 19 FCC authorized frequencies we utilize at the 61.5 degree west orbital location for this spacecraft. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. The TWTA failures have not reduced the remaining estimated useful life of the satellite.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
EchoStar IV. Our EchoStar IV satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. During July 2005, we relocated our EchoStar IV satellite from our 157 degree orbital location to a third party Mexican DBS orbital slot located at 77 degrees. During the relocation, EchoStar IV experienced a thruster anomaly which has not impacted commercial operation of the satellite. Prior to 2004, this satellite experienced failures with the deployment of its solar arrays and with 38 of its 44 transponders (including spares), and further experienced anomalies affecting its thermal systems and propulsion systems. Several years ago, we filed an insurance claim for a total loss under the launch insurance policies covering this satellite. During March 2005, we settled this insurance claim and related claims for accrued interest and bad faith with the insurers for a net amount of $240.0 million (see Note 3). During September 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. As discussed above, EchoStar IV is only capable of operating six of its 44 transponders and is fully depreciated.
EchoStar V. EchoStar V, which is currently located at the 129 degree orbital location, was designed to operate a maximum of 32 transponders at approximately 110 watts per channel, switchable to 16 transponders operating at over 220 watts per channel. Momentum wheel failures on this satellite in prior years resulted in increased fuel consumption and caused a minor reduction of spacecraft life. During 2005, we determined those anomalies will reduce the life of EchoStar V more than previously estimated, and as a result, we reduced the estimated remaining useful life of the satellite from approximately seven years to approximately six years effective January 2005. EchoStar V has been utilized as an in-orbit spare since February 2003. On June 30, 2005, the FCC approved our request to use this satellite to provide service to the United States from a third party Canadian DBS orbital slot located at the 129 degree orbital location. Due to the increase in fuel consumption resulting from the relocation of EchoStar V from the 119 degree orbital location to the 129 degree orbital location, effective July 1, 2005, we further reduced the satellite’s estimated remaining useful life from approximately six years to approximately 40 months. These reductions in estimated remaining useful life during 2005 increased our depreciation expense related to the satellite by approximately $9.2 million in 2005 and will increase it by approximately $15.3 million annually thereafter. Prior to 2005, EchoStar V experienced anomalies resulting in the loss of five solar array strings out of a total of 96 available, reducing solar array power to approximately 95% of its original capacity. During August 2005, EchoStar V lost an additional solar array string. The loss is not expected to impact commercial operation of the satellite or its remaining useful life. There can be no assurance that future anomalies will not further impact the useful life or commercial operation of the satellite.
EchoStar VI. EchoStar VI, which currently operates at the 110 degree orbital location, was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. This satellite has a total of 108 solar array strings. Approximately 102 are required to assure full power availability for the estimated 12-year estimated useful life of the satellite. Prior to 2005, EchoStar VI lost a total of five solar array strings. During 2005, EchoStar VI experienced anomalies resulting in the loss of 11 additional solar array strings bringing the total number of string losses to 16, and reducing the number of functional solar array strings available to 92. The solar array anomalies will prevent the use of some of those transponders for the full 12-year estimated useful life of the satellite. See discussion of evaluation of impairment in Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. However, the solar array anomalies have not impacted commercial operation of the satellite or reduced its estimated useful life below 12 years. There can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.
EchoStar VII. EchoStar VII, which currently operates at the 119 degree orbital location, was designed to operate 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. Each transponder can transmit multiple digital video, audio and data channels. EchoStar VII also includes spot beam technology. During 2004, our EchoStar VII satellite lost a solar array circuit. EchoStar VII was designed with 24 solar array circuits and needs 23 for the spacecraft to be fully operational at end

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
of life. While this anomaly is not expected to reduce the estimated useful life of the satellite to less than 12 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.
EchoStar VIII. EchoStar VIII, which currently operates at the 110 degree orbital location, was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. During January 2005, one of the computer components in its control electronics experienced an anomaly. The processors were successfully reset during April 2005, restoring full redundancy in the spacecraft control electronics. During July 2005, a thruster experienced a “bubble” event in a propellant line which caused improper pointing of the satellite resulting in a loss of service. Service was restored within several hours and the thruster is currently operating normally. During February 2005, EchoStar VIII lost a solar array string, reducing solar array power to approximately 99% of its original capacity. Until the root cause of these anomalies are determined, there can be no assurance that a repeat of the July 2005 anomaly, or other anomalies, will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. These and other anomalies previously disclosed have not reduced the 12-year estimated useful life of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has commenced commercial operation, which is currently expected during second quarter 2006. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
EchoStar IX. EchoStar IX, which currently operates at the 121 degree orbital location, was designed to operate 32 Ku-band transponders at approximately 110 watts per channel, along with transponders that can provide services in Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services. The satellite also includes a C-band payload which is owned by a third party.
EchoStar X. EchoStar X, a DBS satellite which can operate up to 49 spot beams using up to 42 active 140 watt TWTAs, was launched on February 15, 2006. Assuming successful completion of in-orbit testing, the satellite is expected to commence commercial operations during the second quarter of 2006 at the 110 degree orbital location. The spot beams on EchoStar X are designed to increase the number of markets where we can offer local channels by satellite, including high definition local channels.
EchoStar XII. EchoStar XII, previously known as Rainbow 1, currently operates at the 61.5 degree orbital location. This direct broadcast satellite, which was purchased in November 2005 from Rainbow DBS Co., a subsidiary of Cablevision Systems Corporation, was designed to provide all CONUS, all Spot Beam, or a mixture of CONUS and Spot Beam coverage. In the all CONUS configuration, the spacecraft can operate 13 transponders (26 TWTAs) at 270 watts per channel. In the all Spot Beam mode, the spacecraft can operate up to 22 spot beams using a combination of 135 and 65 watt TWTAs. We are currently using the payload in the all CONUS configuration.
EchoStar XII experienced one north solar array circuit failure during May 2005 and one south solar array circuit failure during September 2004. The south solar array circuit has since partially recovered. The reason for the failures is unknown, but believed to be caused by an internal electrical short circuit. While this anomaly is not expected to reduce the remaining useful life of the satellite to less than 10 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses, which could impact commercial operation of the satellite.
SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. While certain of the anomalies discussed above, and

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
5. Long-Term Debt
5 3/4% Convertible Subordinated Notes due 2008
The 5 3/4% Convertible Subordinated Notes mature May 15, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year.
The 5 3/4% Convertible Subordinated Notes are general unsecured obligations and junior in right of payment to:
•	all existing and future senior obligations;

•	all of our secured debts to the extent of the value of the assets securing those debts; and

•	all existing and future debts and other liabilities of our subsidiaries.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
9 1/8% Senior Notes due 2009
During 2003, we redeemed $245.0 million of the original $700.0 million principal amount of our 9 1/8% Senior Notes due 2009. In addition, during 2004 and 2005, we repurchased in open market transactions approximately $8.8 million and $4.2 million principal amounts of these notes, respectively. As of December 31, 2005, the outstanding principal amount was approximately $442.0 million.
Effective February 17, 2006, in accordance with the terms of the indenture governing the notes, the remaining principal amount of the notes of approximately $442.0 million was redeemed at 104.563% of the principal amount, for a total of approximately $462.1 million (Note 15). The premium paid of approximately $20.1 million, along with unamortized debt issuance costs of approximately $2.8 million, were recorded as charges to earnings in February 2006. As a portion of the 9 1/8% Senior Notes remained outstanding as of December 31, 2005, we were subject to the terms of the related indentures until the time the 9 1/8% Senior Notes were fully redeemed.
3% Convertible Subordinated Note due 2010
During the third quarter of 2003, we sold $500.0 million principal amount of the 3% Convertible Subordinated Note due 2010 which mature July 21, 2010 to AT&T in a privately negotiated transaction. Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year.
The 3% Convertible Subordinated Note due 2010 is convertible into approximately 6.87 million shares of our Class A common stock at the option of AT&T at $72.82 per share, subject to adjustment in certain circumstances.
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
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of the holder’s 3% Convertible Subordinated Note due 2010 at a purchase price equal to 100% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase. Commencing July 21, 2008, we may redeem, and AT&T may require us to purchase, all or a portion of the note without premium.
Floating Rate Senior Notes due 2008
During the fourth quarter of 2003, we sold $500.0 million principal amount of our Floating Rate Senior Notes which mature October 1, 2008. Interest accrues at a floating rate based on the three month LIBOR plus 3.25%, and is payable quarterly in cash in arrears on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 2004. The interest rate at December 31, 2005 was 7.78%. The proceeds, along with proceeds from the 5 3/4% and 6 3/8% Senior Notes, were used primarily to repurchase or redeem all or a portion of certain then outstanding higher interest rate notes and for general corporate purposes.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The Floating Rate Senior Notes will be redeemable, in whole or in part, at any time beginning October 1, 2005 at redemption prices decreasing from 102% during the year commencing October 1, 2005 to 100% on or after October 1, 2007. Prior to October 1, 2005, we also could have redeemed up to 35% of each of the Floating Rate Senior Notes at premiums specified in the indenture with the net cash proceeds from certain equity offerings or capital contributions.
The Floating Rate Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s Floating Rate Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
5 3/4% Senior Notes due 2008
During the fourth quarter of 2003, we sold $1.0 billion principal amount of our 5 3/4% Senior Notes which mature October 1, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 6 3/8% Senior Notes, were used primarily to repurchase or redeem all or a portion of certain then outstanding higher interest rate notes and for general corporate purposes.
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
The 5 3/4% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 5 3/4% Senior Notes (the “5 3/4% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
6 3/8% Senior Notes due 2011
During the fourth quarter of 2003, we sold $1.0 billion principal amount of our 6 3/8% Senior Notes which mature October 1, 2011. Interest accrues at an annual rate of 6 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 5 3/4% Senior Notes, were used primarily to repurchase or redeem all or a portion of certain then outstanding higher interest rate notes and for general corporate purposes.
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
The 6 3/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 6 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
3% Convertible Subordinated Note due 2011
During the third quarter of 2004, we sold $25.0 million principal amount of the 3% Convertible Subordinated Note due 2011 which mature August 25, 2011 to CenturyTel Service Group, LLC (“CTL”) in a privately negotiated transaction. Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year, commencing December 31, 2004.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of the holder’s 3% Convertible Subordinated Note due 2011 at a purchase price equal to 100% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase. Commencing August 25, 2009, we may redeem, and CTL may require us to purchase, all or a portion of the note without premium.
6 5/8% Senior Notes due 2014
During the fourth quarter of 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes which mature October 1, 2014. Interest accrues at an annual rate of 6 5/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2005. The proceeds, together with available cash, were used to redeem certain of our then outstanding higher interest rate notes.
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
The 6 5/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 6 5/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Capital Lease Obligations, Mortgages and Other Notes Payable
Capital lease obligations, mortgages and other notes payable consists of the following:

	As of December 31,
	2005	2004
	(In thousands)
Satellites financed under capital lease obligations	$438,062	$286,605
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	12,735	13,549
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	9,141	9,587
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	8,399	10,667

Total	$468,337	$320,408
Less current portion	(36,470)	(33,735)

Capital lease obligations, mortgages and other notes payable, net of current portion	$431,867	$286,673

Capital Lease Obligations
During 2003, we entered into a satellite service agreement with SES Americom for all of the capacity on a Fixed Satellite Service (“FSS”) satellite, AMC-15, which successfully launched during the fourth quarter of 2004 and commenced commercial operation in January 2005. The ten-year satellite service agreement for this satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for this satellite over the ten year satellite service agreement beginning in 2005. In accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), we have accounted for the satellite component of this agreement as a capital lease.
During 2004, we entered into a satellite service agreement for capacity on another FSS satellite, AMC-16, which launched during the fourth quarter of 2004 and commenced commercial operation during the first quarter of 2005. The ten-year satellite service agreement for this satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for this satellite over the ten year satellite service agreement beginning in 2005. In accordance with SFAS 13, we have accounted for the satellite component of this agreement as a capital lease.
As of December 31, 2005 and 2004, we had approximately $551.6 million and $330.8 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” respectively, with related accumulated depreciation of approximately $53.3 million and zero, respectively. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $53.3 million in depreciation expense on satellites acquired under capital lease agreements during the year ended December 31, 2005. During 2004, we did not recognize any depreciation on the satellites acquired under these capital leases.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2005 are as follows:

For the Year Ending December 31,
2006	$86,351
2007	86,351
2008	86,351
2009	86,351
2010	86,351
Thereafter	347,919

Total minimum lease payments	779,674
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(140,999)

Net minimum lease payments	638,675
Less: Amount representing interest	(200,613)

Present value of net minimum lease payments	438,062
Less: Current portion	(31,094)

Long-term portion of capital lease obligations	$406,968

Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2006	2007-2008	2009-2010	Thereafter
	(In thousands)
Long-term debt obligations	$5,466,964	$441,964	$2,500,000	$500,000	$2,025,000
Capital lease obligations, mortgages and other notes payable	468,337	36,470	78,907	93,426	259,534

Total	$5,935,301	$478,434	$2,578,907	$593,426	$2,284,534

6. Income Taxes
As of December 31, 2005, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $2.632 billion and tax benefits related to capital loss and credit carryforwards of approximately $36.6 million. The NOL’s begin to expire in the year 2011 and capital loss and credit carryforwards will begin to expire in the year 2006.
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We had income before taxes for the years ended December 31, 2005, 2004, and 2003. During the second quarter of 2005, we concluded the recoverability of certain of our deferred tax assets was more likely than not and accordingly reversed the portion of the valuation allowance which was no longer required. As of December 31, 2005, there remains approximately $11.4 million of valuation allowance which relates to deferred tax assets for credit carryforwards which begin to expire in the year 2006.
During 2005, we decreased our deferred tax valuation allowance by approximately $990.6 million with $914.8 million of the reversal charged to the income statement and $75.8 million recorded to equity. Reversal of our recorded valuation allowance for those deferred tax assets that we believe are more likely than not to be realizable

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
resulted in an approximate $592.8 million credit to our provision for income taxes. We also recorded valuation allowance activity of $322.0 million throughout 2005 primarily related to the generation of taxable income. As a result, net income increased by corresponding amounts. The amount reversed to equity during the year related to stock compensation and unrealized gains and losses. We recorded this reversal to “Additional paid-in capital” and “Other comprehensive income (loss).”
The Federal NOL includes amounts related to tax deductions totaling approximately $274.7 million for exercised stock options. The tax benefit of these deductions has been allocated directly to contributed capital.
Stock option compensation expenses related to the 1999 Incentive Plan, for which an estimated deferred tax benefit was previously recorded exceeded the actual tax deductions allowed during 2005 and 2004. Tax charges associated with the reversal of the prior tax benefit have been allocated to “Additional paid-in capital” in accordance with APB 25. During 2005 and 2004, charges of $10.4 million and $2.2 million, respectively, were made to additional paid-in capital.
The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Current (provision) benefit:
Federal	$(15,864)	$(523)	$(141)
State	(14,958)	(5,824)	(13,608)
Foreign	(1,367)	(428)	(739)

	(32,189)	(6,775)	(14,488)

Deferred (provision) benefit:
Federal	(363,457)	(75,306)	(71,318)
State	(11,692)	(6,313)	(11,579)
Decrease (increase) in valuation allowance	914,787	76,785	83,009

	539,638	(4,834)	112

Total benefit (provision)	$507,449	$(11,609)	$(14,376)

The actual tax provisions for 2005, 2004 and 2003 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2005	2004	2003
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(1.7)	(3.5)	(6.8)
Foreign taxes and income not U.S. taxable	(0.1)	(0.8)	—
Stock option compensation	(0.5)	(0.6)	(1.2)
Deferred tax asset adjustment for filed returns	(2.8)	2.3	3.7
Intangible amortization and other	(0.3)	(1.5)	(1.5)
Decrease (increase) in valuation allowance	90.8	34.0	34.8

Total benefit (provision) for income taxes	50.4	(5.1)	(6.0)

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, are as follows:

	As of December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$948,958	$1,221,236
Unrealized losses on investments	81,950	53,923
Accrued expenses	9,756	23,858
Stock compensation	2,240	15,122
Deferred revenue	52,849	70,286
Other	14,937	12,742

Total deferred tax assets	1,110,690	1,397,167
Valuation allowance	(11,358)	(1,001,974)

Deferred tax asset after valuation allowance	1,099,332	395,193

Deferred tax liabilities:
Equity method investments	(18,239)	(17,128)
Depreciation and amortization	(456,265)	(385,847)
State taxes net of federal effect	(21,606)	(12,108)
Other	—	(247)

Total deferred tax liabilities	(496,110)	(415,330)

Net deferred tax asset (liability)	$603,222	$(20,137)

Current portion of net deferred tax asset (liability)	$397,076	$21,318
Noncurrent portion of net deferred tax asset (liability)	206,146	(41,455)

Total net deferred tax asset (liability)	$603,222	$(20,137)

7. Stockholders’ Equity (Deficit)
Common Stock
The Class A, Class B and Class C common stock are equivalent except for voting rights. Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock. Upon a change in control of ECC, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held. Our principal stockholder owns the majority of all outstanding Class B common stock and, together with all other stockholders, owns outstanding Class A common stock. There are no shares of Class C common stock outstanding.
Common Stock Repurchase Programs
During the fourth quarter of 2003, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. As of July 15, 2004, we had completed this share repurchase plan, having purchased a total of 31.8 million shares of our Class A common stock for a total of $1.0 billion.
During August 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock pursuant to a new repurchase plan. During 2005, we purchased approximately 13.2 million shares of our Class A common stock for approximately $362.5 million. Our share repurchase program does not require us to acquire any specific number or amount of securities and may be terminated at any time.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Cash Dividend
During 2004, we paid a one-time cash dividend of $1.00 per share, or approximately $455.7 million, on outstanding shares of our Class A and Class B common stock.
8. Stock Compensation Plans
Stock Incentive Plans
We have adopted stock incentive plans to attract and retain officers, directors and key employees. We currently have 80.0 million shares of our Class A common stock reserved for granting awards under our 1995 Stock Incentive Plan and an additional 80.0 million shares of our Class A common stock for granting awards under our 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2005 have included exercise prices not less than the fair value of our Class A common stock at the date of grant, a maximum term of ten years and vest, as determined by our Board of Directors, generally at the rate of 20% per year.
During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, in 1999, we recorded approximately $178.8 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares. The related deferred compensation, net of forfeitures, was recognized over the five-year option vesting period. During the years ended December 31, 2004 and 2003, we recognized expense of $1.2 million and $3.5 million, respectively, under the 1999 incentive plan. Subsequent to December 31, 2004, there was no remaining deferred compensation to be recognized under this plan.
Effective January 26, 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of our 1999 Stock Incentive Plan to provide incentive to our executive officers and certain other key employees upon achievement of specified long-term business objectives. Employees participating in the 2005 LTIP may elect to receive a one-time award of (i) an option to acquire a specified number of shares priced at market value on the date of the awards, (ii) rights to acquire for no additional consideration a specified smaller number of shares of our Class A common stock; or (iii) a corresponding combination of a lesser number of option shares and such rights to acquire our Class A common stock. The options and rights will vest at a varying rate over a seven year period; provided, however, that none of the options or rights will vest if we fail to achieve the specified long-term performance goal. We will record the related compensation if achievement of this performance goal becomes probable.
Options to purchase 6.4 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 4.8 million shares pursuant to the 2005 LTIP were outstanding as of December 31, 2005. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.85 under our 1999 LTIP and $29.40 under our 2005 LTIP. The weighted-average fair value of the options granted during 2005 pursuant to these plans was $14.06. Further, pursuant to the 2005 LTIP, there were also approximately 545,000 outstanding Restricted Performance Units as of December 31, 2005 with a weighted average grant date fair value of $29.33. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the year ended December 31, 2005 related to these long-term options and Restricted Performance Units. We will record the related compensation upon the achievement of the performance goals, if ever. In accordance with SFAS 123(R), such compensation, if recorded, would result in total non-cash, stock-based compensation expense of approximately $129.0 million, which would be recognized ratably over the vesting period or expensed immediately, if fully vested, in our Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
A summary of our stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	17,734,216	$21.06	17,818,818	$16.62	21,000,925	$14.10
Granted	10,361,250	29.17	4,238,000	31.64	1,379,500	30.01
Exercised	(916,328)	8.32	(2,182,498)	6.63	(3,078,713)	5.91
Forfeited and Cancelled	(2,092,255)	26.38	(2,140,104)	19.80	(1,482,894)	15.67

Options outstanding, end of year	25,086,883	24.43	17,734,216	21.06	17,818,818	16.62

Exercisable at end of year	6,914,133	29.54	5,662,416	25.95	5,608,437	19.50

Exercise prices for options outstanding as of December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted-
	Outstanding	Average	Weighted-	Number	Weighted-
	as of	Remaining	Average	Exercisable as	Average
	December 31,	Contractual	Exercise	of December	Exercise
	2005 *	Life	Price	31, 2005	Price
$2.12500 — $3.00000	280,943	1.24	$2.31	280,943	$2.31
$5.48625 — $6.00000	6,324,519	3.02	6.00	980,519	6.00
$10.20315 — $19.17975	1,457,071	3.48	14.09	647,071	12.42
$22.26000 — $28.88000	3,143,500	6.45	27.40	1,848,100	27.28
$29.25000 — $39.50000	12,530,850	8.85	30.66	1,939,500	33.43
$48.75000 — $52.75000	278,000	3.89	49.64	226,000	49.28
$60.12500 — $79.00000	1,072,000	4.34	64.91	992,000	63.78

$2.12500 — $79.00000	25,086,883	6.43	24.43	6,914,133	29.54

*	These amounts include approximately 6.4 million shares and 4.8 million shares outstanding pursuant to the 1999 LTIP and 2005 LTIP, respectively.
9. Employee Benefit Plans
Employee Stock Purchase Plan
During 1997, the Board of Directors and stockholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. Under the ESPP, we are authorized to issue a total of 800,000 shares of Class A common stock. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2005, 2004 and 2003 employees purchased approximately 97,000, 78,000, and 66,000 shares of Class A common stock through the ESPP, respectively.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
401(k) Employee Savings Plan
We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution by us of $1,000 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled approximately $200 thousand during the year ended December 31, 2005. We did not recognize any expense related to matching 401(k) contributions during the year ended December 31, 2004, as 401(k) Plan forfeitures were sufficient to fund all of the Company matching contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled approximately $632 thousand during the year ended December 31, 2003.
We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Discretionary contributions, net of forfeitures, were approximately $15.4 million, $12.8 million, and $15.4 million relating to the 401(k) Plan years ended December 31, 2005, 2004 and 2003, respectively.
10. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2006	2007-2008	2009-2010	Thereafter
	(In thousands)
Satellite-related obligations	$2,771,224	$390,452	$892,824	$355,392	$1,132,556
Operating lease obligations	85,533	28,469	41,688	12,808	2,568
Purchase obligations	820,578	649,908	94,890	75,780	—

Total	$3,677,335	$1,068,829	$1,029,402	$443,980	$1,135,124

Satellite-Related Obligations
Satellites under Construction. We have entered into contracts to construct six new satellites.
During 2004, we entered into a contract for the construction of EchoStar XI, a Space Systems Loral FS1300 class DBS satellite. In connection with this agreement, we obtained an option for the construction of other additional satellites. Construction is expected to be completed during 2007. Future commitments related to this satellite are included in the table above.
During 2005 and 2004, we entered into contracts for the construction of five additional SSL Ka and/or Ku expanded band satellites which are expected to be completed during 2008.
Satellites under Lease. In addition to our lease of the AMC-15 and AMC-16 satellites (Note 5), we have also entered into satellite service agreements to lease capacity on four other satellites.
In connection with the SES Americom agreement for the lease of the AMC-15 satellite discussed under Capital Lease Obligations (Note 5), we are currently leasing all of the capacity on an existing in-orbit FSS satellite, AMC-2, at the 85 degree orbital location. Our lease of this satellite is scheduled to continue through 2006. We have accounted for the AMC-2 satellite agreement as an operating lease.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
During August 2003, we exercised our option under the SES Americom agreement for AMC-15 to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. In connection with this agreement, we prepaid $20.9 million to SES Americom during 2004. We anticipate that this satellite will be launched during the second half of 2006.
During February 2004, we entered into a satellite service agreement for capacity on an FSS satellite which is planned for launch during the second half of 2006. In connection with this agreement, we prepaid $55.0 million during 2004 and are required to make monthly payments for this satellite for the 15-year period following commencement of commercial operation. Future commitments related to this satellite are included in the table above.
During August 2003, we entered into a satellite service agreement for capacity on a Canadian DBS satellite at the 129 degree orbital location for an initial ten-year term. We anticipate that this satellite will be launched during 2008.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase when we commence payments for the launches of EchoStar XI and the Ka-band satellites, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Purchase Obligations
Our 2006 purchase obligations primarily consist of binding purchase orders for EchoStar receiver systems and related equipment, and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.
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
Rent Expense
Total rent expense for operating leases approximated $67.6 million, $59.1 million and $32.2 million in 2005, 2004 and 2003, respectively.
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
A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We asked the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorneys’ fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make an assessment of the probable outcome of plaintiffs’ outstanding request for fees.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. The case is stayed pending the District Court’s ruling. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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
During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In August of 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. Charter has filed a petition for rehearing and the CAFC has asked Broadcom to respond to the petition. Our case remains stayed pending resolution of the Charter case. We intend to

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
TiVo Inc.
During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. The trial is scheduled to commence on March 27, 2006 in Marshall, Texas. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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
Acacia’s various patent infringement cases have now been consolidated for pre-trial purposes in the United States District court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Forgent
In July of 2005, Forgent Networks, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. Trial is currently scheduled for February 2007 in Marshall, Texas. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
California Action
A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The claim was denied class certification. In December 2005, we reached a settlement for an immaterial amount with the individual plaintiffs.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Shareholder Derivative Lawsuit
During March 2005, a shareholder derivative lawsuit was filed against EchoStar, its chairman and chief executive officer Charles W. Ergen and the members of its board of directors in the District Court of Douglas County, Colorado. On November 7, 2005, Plaintiffs filed a Notice of Dismissal asking that the suit be dismissed without prejudice.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
Reauthorization of Satellite Home Viewer Improvement Act
SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets a second dish was previously required to receive some local channels in the market. While we have subsequently reduced the number of markets where a second dish is necessary, we can not entirely eliminate the second dish necessity in all markets absent full operability of EchoStar X.
In the event EchoStar X experiences any anomalies, satellite capacity limitations could force us to move the local channels in some two dish markets to different satellites, requiring subscribers in those markets to install a second or different dish to continue receiving their local broadcast channels. We could be forced, in that event, to stop offering local channels in some of those markets altogether. The transition of all local broadcast channels in a market to a single dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the continued operation of our EchoStar V satellite at the 129 degree orbital location until commencement of commercial operation of EchoStar X. EchoStar V or EchoStar X anomalies could force us to cease offering local channels by satellite in many markets absent regulatory relief from the single dish obligations. If impediments to our preferred transition plan arise, it is possible that the costs of compliance with the single dish requirement could exceed $100.0 million.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
11. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition we currently operate as two business units. The All Other category consists of revenue and expenses from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

		EchoStar
	DISH	Technologies	All		Consolidated
	Network	Corporation	Other	Eliminations	Total
	(In thousands)
Year Ended December 31, 2003
Total revenue	$5,518,183	$131,684	$97,983	$(8,554)	$5,739,296
Depreciation and amortization	347,331	6,717	44,158	—	398,206
Total costs and expenses	4,852,543	115,012	72,747	(8,554)	5,031,748
Interest income	64,750	—	308	—	65,058
Interest expense, net of amounts capitalized	(551,768)	(161)	(561)	—	(552,490)
Income tax benefit (provision), net	(12,604)	(1,085)	(687)	—	(14,376)
Net income (loss)	182,809	15,445	26,252	—	224,506

Year Ended December 31, 2004
Total revenue	$6,926,528	$125,881	$107,675	$(8,868)	$7,151,216
Depreciation and amortization	446,822	6,718	49,361	—	502,901
Total costs and expenses	6,222,175	154,147	80,457	(8,868)	6,447,911
Interest income	41,717	—	570	—	42,287
Interest expense, net of amounts capitalized	(504,612)	(133)	(987)	—	(505,732)
Income tax benefit (provision), net	(11,464)	(385)	240	—	(11,609)
Net income (loss)	215,582	(28,767)	27,954	—	214,769

Year Ended December 31, 2005
Total revenue	$8,150,841	$174,194	$113,977	$(13,511)	$8,425,501
Depreciation and amortization	736,943	4,597	56,352	—	797,892
Total costs and expenses	7,016,590	190,478	64,696	(13,511)	7,258,253
Interest income	42,316	—	1,202	—	43,518
Interest expense, net of amounts capitalized	(372,752)	(105)	(987)	—	(373,844)
Income tax benefit (provision), net	514,048	(2,712)	(3,887)	—	507,449
Net income (loss)	1,488,180	(19,097)	45,457	—	1,514,540
Geographic Information and Transactions with Major Customers

	United
	States	Europe	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2004	$3,604,675	$15,005	$3,619,680

2005	$4,475,177	$14,299	$4,489,476

Revenue
2003	$5,675,078	$64,218	$5,739,296

2004	$7,091,723	$59,493	$7,151,216

2005	$8,368,086	$57,415	$8,425,501

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and international customers. Europe revenue includes transactions with customers in Europe, Africa and the Middle East. Revenues from these customers are included within the All Other operating segment.
During the years ended December 31, 2005, 2004 and 2003, United States revenue included export sales to one international customer which totaled $178.4 million, $125.3 million and $127.6 million, respectively. These international sales accounted for approximately 2.1%, 1.8% and 2.2% of our total revenue during each of the years ended December 31, 2005, 2004 and 2003, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.
12. Valuation and Qualifying Accounts
Our valuation and qualifying accounts as of December 31, 2003, 2004 and 2005 are as follows:

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
	(In thousands)
Year ended December 31, 2003:
Assets:
Allowance for doubtful accounts	$19,164	$61,351	$(68,330)	$12,185
Reserve for inventory	9,967	1,703	(4,900)	6,770

Year ended December 31, 2004:
Assets:
Allowance for doubtful accounts	$12,185	$66,289	$(68,932)	$9,542
Reserve for inventory	6,770	8,428	(4,809)	10,389

Year ended December 31, 2005:
Assets:
Allowance for doubtful accounts	$9,542	$57,351	$(55,370)	$11,523
Reserve for inventory	10,389	3,980	(4,184)	10,185
13. Quarterly Financial Data (Unaudited)
Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	(Unaudited)
Year ended December 31, 2004:
Total revenue	$1,579,796	$1,777,713	$1,862,613	$1,931,094
Operating income (loss)	122,166	184,017	194,924	202,198
Net income (loss)	(42,886)	85,316	102,261	70,078
Basic income per share	$(0.09)	$0.18	$0.22	$0.15
Diluted income per share	$(0.09)	$0.18	$0.22	$0.15

Year ended December 31, 2005:
Total revenue	$2,024,000	$2,095,486	$2,128,221	$2,177,794
Operating income (loss)	290,234	333,394	291,884	251,736
Net income (loss)	317,524	855,527	208,864	132,625
Basic income per share	$0.70	$1.89	$0.46	$0.30
Diluted income per share	$0.69	$1.79	$0.46	$0.28

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
14. Related Party Transactions
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. Nagra USA, a subsidiary of the Kudelski Group, owns the other 50% of NagraStar. NagraStar purchases these security access devices from NagraCard SA, a Swiss company which is also a subsidiary of the Kudelski Group. Because we are not required to consolidate NagraStar, but we do have the ability to significantly influence its operating policies, we accounted for our investment in NagraStar under the equity method of accounting for all periods presented. During the years ended December 31, 2005, 2004 and 2003, we purchased from NagraStar approximately $121.4 million, $123.8 million and $68.4 million, respectively, for security access devices. As of December 31, 2005 and 2004, amounts payable to NagraStar totaled $3.9 million and $22.7 million, respectively. As of December 31, 2005, we were committed to purchase approximately $35.5 million of security access devices from NagraStar.
15. Subsequent Events
$1.5 Billion Senior Notes Offering
On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016 in a private placement in accordance with Securities and Exchange Commission Rule 144A and Regulation S under the Securities Act of 1933. Interest on the notes will be paid February 1 and August 1 of each year, commencing August 1, 2006. The proceeds from the sale of the notes were used to redeem our outstanding 9 1/8% Senior Notes due 2009 and are also intended to be used for other general corporate purposes.
9 1/8% Senior Notes Redemption
Effective February 17, 2006, we redeemed the balance of our outstanding 9 1/8% Senior Notes due 2009. In accordance with the terms of the indenture governing the notes, the remaining principal amount of the notes of approximately $442.0 million was redeemed at 104.563% of the principal amount, for a total of approximately $462.1 million. The premium paid of approximately $20.1 million, along with unamortized debt issuance costs of approximately $2.8 million, were recorded as charges to earnings in February 2006.

Exhibit Index

No.	Description
3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.3*	Registration Rights Agreement, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001, by and between EchoStar and UBS Warburg L.L.C. (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.4*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.5*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg L.L.C. (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.6*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.7*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

No.	Description
4.9*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.10*	3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.11*	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.12*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.13*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.14*	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276). **

10.4*	Amended and Restated EchoStar 1999 Stock Incentive Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005). **

10.5*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of EchoStar, Registration No. 333-05575). **

10.6*	Amended and Restated 2001 Non-employee Director Stock Option Plan (incorporated by reference to Appendix B to EchoStar’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005. **

10.7*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002). **

10.8*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

No.	Description
10.9*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.11*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.12*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.13*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.14*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.15*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.19*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.20*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.21*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

No.	Description
10.22*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.23*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.24*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.25*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.26*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.27*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176). **

10.28*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176). **

10.29*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176).

10.30*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No.0-26176).

10.31*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No.0-26176).

10.32*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.33*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.34*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

No.	Description
10.35*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.36*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.37*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.38*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

10.39*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176). **

21•	Subsidiaries of EchoStar Communications Corporation.

23.1•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1•	Powers of Attorney authorizing signature of Michael T. Dugan, Cantey Ergen, Steven R. Goodbarn, Gary Howard, Tom A. Ortolf, C. Michael Schroeder and Carl E. Vogel.

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.