Form 10-Q
period 2006-03-31
ECHOSTAR COMMUNICATIONS CORP
filed 2006-05-10
CIK 1001082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, the Registrant’s outstanding common stock consisted of 206,006,349 shares of Class A common stock and 238,435,208 Shares of Class B common stock.

PART I – FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements	i

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2006 and December 31, 2005 (Unaudited)	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6. Exhibits	47

Signatures	48
Description of the 2006 Cash Incentive Plan
Section 302 Certification by Chief Executive Officer
Section 302 Certification by Executive Vice President and Chief Financial Officer
Section 906 Certification by Chief Executive Officer
Section 906 Certification by Executive Vice President and Chief Financial Officer

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers; new competitors, including telephone companies, are entering the subscription television business, and new technologies, including video over the internet, are likely to further increase competition;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals are subject to theft and will continue to be in the future; theft of service could cause us to lose subscribers and revenue and could increase in the future, resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on the Telecommunications Act of 1996 as Amended (“Communications Act”) and Federal Communications Commission (“FCC”) program access rules to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or may force us to incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

i

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital which may not be available on acceptable terms;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2005, and while there has been no material change in our internal control over financial reporting during the quarter ended March 31, 2006, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
In this report, the words “EchoStar,” the “Company,” “we,” “our” and “us” refer to EchoStar Communications Corporation and its subsidiaries, unless the context otherwise requires. “EDBS” refers to EchoStar DBS Corporation and its subsidiaries.

ii

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	March 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,879,733	$615,669
Marketable investment securities	694,126	565,691
Trade accounts receivable, net of allowance for uncollectible accounts of $13,373 and $11,523, respectively	520,302	478,414
Inventories, net (Note 4)	251,438	221,329
Current deferred tax assets	336,512	397,076
Other current assets	141,883	118,866

Total current assets	3,823,994	2,397,045
Restricted cash and marketable investment securities	66,545	67,120
Property and equipment, net of accumulated depreciation of $2,303,970 and $2,124,298, respectively	3,552,935	3,514,539
FCC authorizations	748,287	748,287
Long-term deferred tax assets	188,043	206,146
Intangible assets, net (Note 7)	217,479	226,650
Other noncurrent assets, net	337,387	250,423

Total assets	$8,934,670	$7,410,210

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$275,685	$239,788
Deferred revenue and other	801,828	757,484
Accrued programming	803,996	681,500
Other accrued expenses	468,595	434,829
Current portion of capital lease and other long-term obligations	35,745	36,470

Total current liabilities	2,385,849	2,150,071

Long-term obligations, net of current portion:
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 8)	—	441,964
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016 (Note 8)	1,500,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion	420,200	431,867
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	294,018	227,932

Total long-term obligations, net of current portion	7,239,218	6,126,763

Total liabilities	9,625,067	8,276,834

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 250,996,046 and 250,052,516 shares issued, 205,983,246 and 205,468,898 shares outstanding, respectively	2,510	2,501
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,887,378	1,860,774
Accumulated other comprehensive income (loss)	18,040	4,030
Accumulated earnings (deficit)	(1,239,656)	(1,386,937)
Treasury stock, at cost	(1,361,053)	(1,349,376)

Total stockholders’ equity (deficit)	(690,397)	(866,624)

Total liabilities and stockholders’ equity (deficit)	$8,934,670	$7,410,210

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Revenue:
Subscriber-related revenue	$2,183,145	$1,893,883
Equipment sales	87,009	105,444
Other	19,552	24,673

Total revenue	2,289,706	2,024,000

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 11)	1,084,911	990,081
Satellite and transmission expenses (exclusive of depreciation shown below — Note 11)	38,742	33,356
Cost of sales — equipment	84,110	86,033
Cost of sales — other	1,364	8,881
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 11)	33,038	35,907
Other subscriber promotion subsidies	278,500	266,400
Subscriber acquisition advertising	47,417	31,204

Total subscriber acquisition costs	358,955	333,511
General and administrative	129,447	112,823
Tivo litigation expense (Note 10)	73,992	—
Depreciation and amortization (Note 11)	243,989	169,081

Total costs and expenses	2,015,510	1,733,766

Operating income (loss)	274,196	290,234

Other income (expense):
Interest income	21,969	7,074
Interest expense, net of amounts capitalized	(129,607)	(90,363)
Gain on insurance settlement	—	134,000
Other	64,260	2,896

Total other income (expense)	(43,378)	53,607

Income (loss) before income taxes	230,818	343,841
Income tax benefit (provision), net	(83,537)	(26,317)

Net income (loss)	$147,281	$317,524

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	443,926	455,589

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	445,613	488,049

Net income (loss) per share:
Basic net income (loss)	$0.33	$0.70

Diluted net income (loss)	$0.33	$0.69

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$147,281	$317,524
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	243,989	169,081
Equity in losses (earnings) of affiliates	957	(1,657)
Realized and unrealized losses (gains) on investments	(67,957)	(4,000)
Non-cash, stock-based compensation recognized	3,259	—
Gain on insurance settlement	—	(134,000)
Deferred tax expense (benefit)	70,506	11,076
Amortization of debt discount and deferred financing costs	4,359	1,569
Change in noncurrent assets	(239)	(12,265)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	44,906	7,444
Other, net	(178)	848
Changes in current assets and current liabilities, net	183,236	121,555

Net cash flows from operating activities	630,119	477,175

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(375,677)	(8,750)
Sales and maturities of marketable investment securities	286,903	35,895
Purchases of property and equipment	(298,885)	(303,167)
Proceeds from insurance settlement	—	25,930
Change in restricted cash and marketable investment securities	2,910	(3,295)
FCC auction deposits	—	(4,245)
Purchase of technology-based intangibles	—	(14,000)
Purchase of strategic investments included in noncurrent assets	(9,541)	(7,000)
Other	437	(390)

Net cash flows from investing activities	(393,853)	(279,022)

Cash Flows From Financing Activities:
Redemption of 9 1/8% Senior Notes due 2009	(441,964)	—
Issuance of 7 1/8% Senior Notes due 2016	1,500,000	—
Deferred debt issuance costs	(7,500)	—
Class A common stock repurchases	(11,677)	(41,883)
Repayment of capital lease obligations, mortgages and other notes payable	(12,392)	(16,839)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	1,331	1,792

Net cash flows from financing activities	1,027,798	(56,930)

Net increase (decrease) in cash and cash equivalents	1,264,064	141,223
Cash and cash equivalents, beginning of period	615,669	704,560

Cash and cash equivalents, end of period	$1,879,733	$845,783

Cash paid for interest	$43,619	$35,130

Capitalized interest	$2,653	$1,428

Cash received for interest	$11,205	$5,574

Cash paid for income taxes	$5,606	$1,928

Employee benefits paid in Class A common stock	$22,023	$—

Satellites financed under capital lease obligations	$—	$191,950

Satellite and other vendor financing	$—	$1,940

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).
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
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Net income (loss)	$147,281	$317,524
Foreign currency translation adjustments	390	(306)
Unrealized holding gains (losses) on available-for-sale securities	21,781	(38,117)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(8,161)	—

Comprehensive income (loss)	$161,291	$279,101

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
The potential dilution from our subordinated notes convertible into common stock was computed using the if converted method. The potential dilution from stock options exercisable into common stock was computed using the treasury stock method based on the average market value of our Class A common stock. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$147,281	$317,524
Interest on subordinated notes convertible into common shares, net of related tax effect	118	17,672

Numerator for diluted net income (loss) per common share	$147,399	$335,196

Denominator:
Denominator for basic net income (loss) per common share – weighted-average common shares outstanding	443,926	455,589
Dilutive impact of options outstanding	1,288	2,095
Dilutive impact of subordinated notes convertible into common shares	399	30,365

Denominator for diluted net income (loss) per share – weighted-average diluted common shares outstanding	445,613	488,049

Net income (loss) per share:
Basic net income (loss)	$0.33	$0.70

Diluted net income (loss)	$0.33	$0.69

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866
3% Convertible Subordinated Note due 2011	399	399
As of March 31, 2006 there were options to purchase approximately 9.0 million shares of Class A common stock outstanding that are not included in the above denominator as their effect is antidilutive. Further, as of March 31, 2006, there were options to purchase approximately 11.0 million shares of our Class A common stock, and rights to acquire 577,136 shares of our Class A common stock (“Restricted Performance Units”), outstanding under our long- term incentive plans that are not included in the above denominator. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved, and as a consequence, they are not included in the diluted EPS calculation.
3. Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R) (As Amended), “Share-Based Payment” (“SFAS 123(R)”) which (i) revises Statement of Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions. Effective January 1, 2006, we adopted SFAS 123(R) under the modified prospective method.
Total share-based compensation expense, net of related tax effect, was $2.1 million for the three months ended March 31, 2006. Approximately $1.9 million was included in “General and administrative expenses,” approximately $0.1 million was included in “Subscriber-related expenses” and the remaining $0.1 million was included in “Satellite and transmission expenses” on the Condensed Consolidated Statements of Operations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Prior to January 1, 2006, we applied the intrinsic value method of accounting under APB 25 and applied the disclosure only provisions of SFAS 123.
Pro forma information regarding net income and earnings per share was required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period on a straight-line basis. We accounted for forfeitures as they occurred. Compensation previously recognized was reversed upon forfeiture of unvested options. The following table illustrates the effect on net income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method:

For the Three Months
Ended March 31,
2005
(In thousands except
per share amounts)
Net income (loss), as reported	$317,524
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,627)

Pro forma net income (loss)	$311,897

Basic income (loss) per share, as reported	$0.70

Diluted income (loss) per share, as reported	$0.69

Pro forma basic income (loss) per share	$0.68

Pro forma diluted income (loss) per share	$0.68

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months
	Ended March 31,
	2006	2005
Risk-free interest rate	4.83%	4.34%
Volatility factor	25.20%	26.92%
Expected term of options in years	6.4	6.4
Weighted-average fair value of options granted	$11.06	$10.86
During December 2004, we paid a one-time dividend of $1 per outstanding share of our Class A and Class B common stock. We do not currently plan to pay additional dividends on our common stock, and therefore the dividend yield percentage is zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
During 2005, in accordance with the guidance under SFAS 123 for selecting assumptions to use in an option pricing model, we reduced our estimate of expected volatility based upon a re-evaluation of the variability in the market price of our publicly traded stock. Historically, we have relied on the variability in our daily stock price since inception to derive our estimate of expected volatility. Recently, we identified extraordinary events in our history that resulted in

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
irregular movements in our stock price. Since we believe future volatility can more accurately be predicted by excluding those events, we have disregarded the related periods in calculating our historical average annual volatility. This adjustment, together with changes in the intervals of our regular historical price observations from daily to monthly, contributed to the reduction in our estimated volatility factor.
We will continue to evaluate our assumptions used to derive the estimated fair value of options for our stock as new events or changes in circumstances become known.
Stock Incentive Plans
We have adopted stock incentive plans to attract and retain officers, directors and key employees. As of March 31, 2006, we had 66.1 million shares of our Class A common stock authorized for awards under our Stock Incentive Plans. In general, stock options granted through December 31, 2005 have included exercise prices not less than the fair value of our Class A common stock at the date of grant and a maximum term of ten years. While historically our Board of Directors has issued options that vest at the rate of 20% per year, recently significant option grants have been immediately vested.
Effective January 26, 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of our 1999 Stock Incentive Plan to provide incentive to our executive officers and certain other key employees upon achievement of specified long-term business objectives. Employees participating in the 2005 LTIP elect to receive a one-time award of: (i) an option to acquire a specified number of shares priced at market value on the date of the awards; (ii) rights to acquire for no additional consideration a specified smaller number of shares of our Class A common stock; or (iii) a corresponding combination of a lesser number of option shares and such rights to acquire our Class A common stock. The options and rights are subject to certain performance criteria and vest over a seven year period at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.
Options to purchase 6.2 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 4.8 million shares pursuant to the 2005 LTIP were outstanding as of March 31, 2006. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.75 under our 1999 LTIP and $29.41 under our 2005 LTIP. The weighted-average fair value of the options granted during the three months ended March 31, 2006 pursuant to these plans was $14.49. Further, pursuant to the 2005 LTIP, there were also 577,136 outstanding Restricted Performance Units as of March 31, 2006 with a weighted-average grant date fair value of $29.36. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2006 related to these long-term options and Restricted Performance Units. We will record the related compensation when achievement of the performance goals is probable, if ever. In accordance with SFAS 123(R), such compensation, if recorded, would result in total non-cash, stock-based compensation expense of approximately $128.2 million, of which $111.3 million relates to performance based options and $16.9 million relates to Restricted Performance Units. This would be recognized ratably over the vesting period or expensed immediately, if fully vested, in our Condensed Consolidated Statements of Operations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
A summary of our stock option activity for the three months ended March 31, 2006 was as follows:

	For the Three Months
	Ended March 31, 2006
		Weighted-
		Average
	Options	Exercise Price
Options outstanding, beginning of period	25,086,883	$24.43
Granted	460,500	29.87
Exercised	(120,983)	5.82
Forfeited and Cancelled	(1,359,700)	28.13

Options outstanding, end of period	24,066,700	24.42

Exercisable at end of period	7,223,350	30.00

Based on the average market value for the three months ended March 31, 2006, the aggregate intrinsic value for the options outstanding was $168.8 million, of which $39.4 million was exercisable at the end of the period.
Exercise prices for options outstanding and exercisable as of March 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding as	Remaining	Average	Exercisable as	Average
	of March 31,	Contractual	Exercise	of March 31,	Exercise
	2006 *	Life	Price	2006	Price
$ 2.12500 - $ 3.00000	212,576	1.19	$2.30	212,576	$2.30
$ 5.48625 - $ 6.00000	6,235,853	2.77	6.00	971,853	6.00
$10.20315 - $19.17975	1,336,521	3.27	13.91	606,521	12.57
$22.26000 - $28.88000	3,123,700	8.12	27.40	2,026,100	27.42
$29.25000 - $39.50000	11,808,050	8.60	30.67	2,188,300	33.28
$48.75000 - $52.75000	278,000	3.64	49.64	226,000	49.28
$60.12500 - $79.00000	1,072,000	4.09	64.91	992,000	63.78

$ 2.12500 - $79.00000	24,066,700	6.41	24.42	7,223,350	30.00

*	These amounts include approximately 6.2 million shares and 4.8 million shares outstanding pursuant to the 1999 LTIP and 2005 LTIP, respectively.
As of March 31, 2006, our total unrecognized compensation cost related to our non-performance based unvested stock options was $47.6 million. This cost is based on an assumed future forfeiture rate of approximately 8.0% per year and will be recognized over a weighted-average period of approximately three years.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
During the three months ended March 31, 2006, the grant date value of Restricted Share Units outstanding was as follows:

	For the Three Months
	Ended March 31, 2006
	Restricted	Weighted-
	Share	Average Grant
	Units	Date Fair Value
Restricted Share Units outstanding, beginning of period	644,637	$29.46
Granted	42,499	29.87
Exercised	—	—
Forfeited and Cancelled	(10,000)	29.55

Restricted Share Units outstanding, end of period	677,136	29.48

Exercisable at end of period	—	—

* These amounts include 577,136 Restricted Performance Units outstanding pursuant to the 2005 LTIP.
4 . Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2006	2005
	(In thousands)
Finished goods — DBS	$136,357	$140,955
Raw materials	71,959	55,115
Work-in-process — service repair	39,533	23,705
Work-in-process	14,981	10,936
Consignment	502	803
Inventory allowance	(11,894)	(10,185)

Inventories, net	$251,438	$221,329

5 . Marketable and Non-Marketable Investment Securities
We currently classify all marketable investment securities as available-for-sale. Our approximately $2.640 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Some of our marketable investment securities have declined below our cost. The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category, where those declines are considered temporary in accordance with our policy.

	As of March 31, 2006
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$28,902	$(53)	$—	$—	$28,491	$(8)	$57,393	$(61)
Corporate equity securities	40,776	(4,643)					40,776	(4,643)

Total	$69,678	$(4,696)	$—	$—	$28,491	$(8)	$98,169	$(4,704)

	As of December 31, 2005
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$—	$—	$—	$—	$119,290	$(662)	$119,290	$(662)
Corporate equity securities	32,444	(379)	—	—	—	—	32,444	(379)

Total	$32,444	$(379)	$—	$—	$119,290	$(662)	$151,734	$(1,041)

Government Bonds
The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. At March 31, 2006 and December 31, 2005, maturities on these government bonds ranged from one to eleven months. We have the ability and intent to hold these investments until maturity when the Government is required to redeem them at their full face value. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2006.
Corporate Equity Securities
The unrealized loss on our investments in corporate equity securities represents an investment in the marketable common stock of a company in the broadcast television industry. We are not aware of any specific factors which indicate the unrealized loss is due to anything other than temporary market fluctuations.
As of March 31, 2006 and December 31, 2005, we had unrealized gains net of related tax effect of approximately $16.9 million and $3.3 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the three months ended March 31, 2006 and 2005, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. During the three months ended March 31, 2006 and 2005, we realized net gains on sales of marketable and non-marketable investment securities of approximately $20.1 million and $4.0 million, respectively. Realized gains and losses are accounted for on the specific identification method.
The fair value of our strategic marketable investment securities aggregated approximately $179.2 million and $148.5 million as of March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Other Non-Marketable Securities
We also have numerous strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of March 31, 2006 and December 31, 2005, we had $130.0 million and $94.2 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $91.8 million and $52.7 million is accounted for under the cost method, respectively. During the three months ended March 31, 2006 and 2005, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense on our Condensed Consolidated Statements of Operations. We include various assumptions and judgments in the Black-Scholes pricing model and discounted cash flow analysis to estimate the fair value of the investment. As of March 31, 2006 and December 31, 2005, the fair value of the investment was approximately $90.1 million and $42.3 million based on the trading price of the issuer’s shares on that date, respectively. During the three months ended March 31, 2006 and 2005, we recognized a pre-tax unrealized gain of approximately $47.9 million and zero for the change in the fair value of the investment, respectively. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares.
Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them.
6. Satellites
We presently have 14 owned or leased satellites in geostationary orbit approximately 22,300 miles above the equator. Each of the satellites we own had an original minimum useful life of at least 12 years. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2006 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Recent developments with respect to certain of our satellites are discussed below.
EchoStar III
Our EchoStar III satellite operates at the 61.5 degree orbital location. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, the satellite was equipped with a total of 44 TWTAs to provide redundancy. During April 2006, an additional TWTA pair failed for a total of 12 transponder (24 TWTA) failures on the satellite to date. As a result, EchoStar III can now operate a maximum of 20 transponders, but due to redundancy switching limitations and specific channel authorizations, it currently can only operate 16 of the 19 FCC authorized frequencies we utilize at the 61.5 degree west orbital location for this spacecraft. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. The TWTA failures have not reduced the remaining estimated useful life of the satellite.
EchoStar VI
Our EchoStar VI satellite operates at the 110 degree orbital location. This satellite was originally designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel with a total of 108 solar array strings. Approximately 102 solar array strings are required to assure full power availability for the estimated 12-year estimated useful life of the satellite. During 2006, EchoStar VI experienced anomalies resulting in the loss of two additional solar array strings bringing the total number of string losses to 17, and reducing the number of functional solar array strings available to 91. The solar array anomalies will prevent the use of some of those transponders for the full 12-year estimated useful life of the satellite. See discussion of evaluation of impairment below. However, the solar array anomalies have not impacted commercial operation of the satellite or reduced its estimated useful life below 12 years. There can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.
EchoStar VII
EchoStar VII, which currently operates at the 119 degree orbital location, was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VII also includes spot beam technology. During 2004, EchoStar VII lost a solar array circuit. EchoStar VII was designed with 24 solar array circuits and needs 23 for the spacecraft to be fully operational at end of life. While this anomaly is not expected to reduce the estimated useful life of the satellite to less than 12 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. On March 17, 2006, a receiver on the satellite failed. Service was restored through a spare receiver. An investigation of the anomaly has commenced. Until the root causes of these anomalies are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.
EchoStar X
EchoStar X, a DBS satellite which can operate up to 49 spot beams using up to 42 active 140 watt TWTAs, was launched on February 15, 2006 and commenced commercial operations during the second quarter of 2006 at the 110 degree orbital location. The spot beams on EchoStar X are designed to increase the number of markets where we can offer local channels by satellite, including high definition local channels.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Long-Lived Satellite Assets
We account for long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Should any one satellite be abandoned or determined to have no service potential, the net carrying amount would be written off.
7. Goodwill and Intangible Assets
As of March 31, 2006 and December 31, 2005, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2006		December 31, 2005
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$189,426	$(33,785)	$189,426	$(29,739)
Customer relationships	73,298	(36,399)	73,298	(31,818)
Technology-based	25,500	(3,922)	25,500	(3,377)

Total	$288,224	$(74,106)	$288,224	$(64,934)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to fourteen years, was $9.2 million and $9.9 million for the three months ended March 31, 2006 and 2005, respectively. For all of 2006, the aggregate amortization expense related to these identifiable assets is estimated to be $36.7 million. The aggregate amortization expense is estimated to be approximately $36.1 million for 2007, $22.5 million for 2008, $17.7 million for 2009, $17.7 million for 2010, $17.7 million for 2011 and $74.9 million thereafter.
The excess of our investments in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. We had approximately $3.4 million of goodwill as of March 31, 2006 and December 31, 2005 which arose from a 2002 acquisition.
8. Long-Term Debt
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
9. Stockholders’ Equity (Deficit)
Common Stock Repurchases
During the third quarter of 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock. During the three months ended March 31, 2006, we purchased approximately 0.4 million shares of our Class A common stock under this plan for approximately $11.7 million.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. During April 2005, Plaintiffs filed a motion asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. At the same time, we requested leave to add a license defense as to the ‘578 patent in view of our new (at the time) license from Gemstar. The briefing on Thomson’s license defense is now complete, and we are awaiting a decision by the District Court regarding Thomson’s license defense and regarding whether it will hear our license defense. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. Activity in the case has been suspended pending resolution of the license defense; a trial date has not been set. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Tivo Inc.
During 2004, Tivo Inc. (“Tivo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleged infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to methods and devices for providing what the patent calls “time-warping” and other digital video recorder (“DVR”) functionality. On April 13, 2006, a jury determined that we willfully infringed Tivo’s patent, awarding approximately $74.0 million in damages. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and to award attorneys fees and interest to Tivo. Tivo is also expected to seek “supplemental damages” from the judge (which could substantially exceed damages awarded to date), for the period from the date of the jury award through our appeal of the verdict and has publicly stated that it will seek an injunction against future infringement.
As a result of our objection to Tivo’s demand to review certain privileged documents, the trial court judge prohibited us from mentioning during trial opinions of non-infringement we had obtained from outside counsel, and Tivo was permitted to tell the jury we never obtained such an opinion. On May 2, 2006, the Court of Appeals for the Federal Circuit issued a ruling concluding that the district court abused its discretion in requiring us to provide the privileged documents to Tivo. While we believe this is a significant development, the extent to which this ruling will affect the jury verdict or the remainder of the case is not yet clear.
While the jury phase of the trial is complete, the judge has scheduled June 26 through June 28 for consideration of non–jury issues. The judge is also expected to schedule post-trial motions which could reduce the damages award, reverse the jury verdict, or grant us a new trial. It is not possible to predict when the matters to be determined by the trial judge will be resolved or the outcome of those issues. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we would request that the trial judge, or the Court of Appeals, stay the injunction pending appeal. There can be no assurance that a stay will be issued or that modifications can be designed to avoid future infringement. If modifications are possible, they could require us to materially modify or eliminate certain user-friendly features that we currently offer to consumers.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
In the event a stay is issued, we will be required to post and maintain a bond throughout the appeal process to cover the $74.0 million jury award and any other damages and fees imposed by the judge. The appeal process could take several years to conclude and the bond required could be several hundred million dollars. While we have the capacity to post such a bond, it could restrict a significant portion of our cash on hand.
In March 2006, the Director of the United States Patent and Trademark Office initiated a reexamination of the validity of the claims in the ‘389 patent. Even if the results of this reexamination are favorable to our interests, the reexamination may not be concluded prior to the ultimate resolution of this case or such results may not assist us in our defense of this case.
We believe numerous errors were made by the court during trial and that the verdict should ultimately be reversed. However, there can be no assurance we will ultimately prevail. In the event we are prohibited from distributing DVRs we will be at a competitive disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business would likely be material.
In accordance with Statement of Financial Accounting Standards No. 5: “Accounting for Contingencies” (“SFAS 5”), during the three months ended March 31, 2006, we recorded $74.0 million of expense related to this verdict, in “Tivo litigation expense” on our Condensed Consolidated Statements of Operations.
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
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. A special master recently recommended that our motion for summary judgment be denied or that plaintiff be permitted to conduct additional discovery. The judge has not yet considered the special master’s recommendation. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama. The action was transferred to the United States District Court for the District of Colorado. CCN claimed approximately $20.0 million in actual damages, plus punitive damages, attorney fees and costs for, among other things, alleged breaches of two contracts, and negligent, intentional and reckless misrepresentation. On March 17, 2006, the Court granted summary judgment in our favor limiting CCN to one contract claim, and limiting damages to no more than $500,000, plus interest. Subsequently, during April 2006, we reached a settlement for an immaterial amount.
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
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Equipment leased to customers	$145,327	$81,639
Satellites	55,730	46,059
Furniture, fixtures and equipment	31,312	30,040
Identifiable intangibles assets subject to amortization	9,172	9,892
Buildings and improvements	1,243	1,189
Tooling and other	1,205	262

Total depreciation and amortization	$243,989	$169,081

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites or equipment leased to customers.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
12. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition we currently operate as two business units. The All Other category consists of revenue and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Revenue
DISH Network	$2,215,319	$1,949,726
ETC	53,692	51,559
All other	25,141	25,598
Eliminations	(4,446)	(2,883)

Total revenue	$2,289,706	$2,024,000

Net income (loss)
DISH Network	$140,478	$311,407
ETC	(5,402)	(1,537)
All other	12,205	7,654

Total net income (loss)	$147,281	$317,524

13. Related Party
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. During the three months ended March 31, 2006 and 2005, we purchased approximately $20.5 million and $52.3 million of security access devices from NagraStar, respectively. As of March 31, 2006 and December 31, 2005, amounts payable to NagraStar totaled $5.1 million and $3.9 million, respectively. Additionally as of March 31, 2006, we were committed to purchase approximately $35.0 million of security access devices from NagraStar.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, digital video recorder (“DVR”) fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes and other subscriber revenue. “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to our original agreement with AT&T. Revenue from equipment sales to AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services.
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
During the fourth quarter 2005, we modified and extended our distribution and sales agency agreement with AT&T. We believe our overall economic return will be similar under both arrangements. However, the impact of subscriber acquisition on many of our line item business metrics was substantially different under the original AT&T agreement, compared to most other sales channels (including the revised AT&T agreement).
Among other things, our “Subscriber-related revenue” will be impacted in a number of respects. Commencing in the fourth quarter 2005, new subscribers acquired under our revised AT&T agreement do not generate equipment sales, installation or other services revenue. However, our programming services revenue will be greater for subscribers acquired under the revised AT&T agreement.
Deferred equipment sales revenue relating to subscribers acquired through our original AT&T agreement will continue to have a positive impact on “Subscriber-related revenue” over the estimated average life of those subscribers. Further, development and implementation fees received from AT&T will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the original and revised agreements with AT&T.
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
“Other” sales. “Other” sales consist principally of revenues from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) and satellite transmission revenue.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, residual commissions paid to retailers or distributors, billing, lockbox, subscriber retention and other variable subscriber expenses. “Subscriber-related expenses” also include the cost of sales from equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued
Under the revised AT&T agreement, we are including costs from equipment and installations in “Subscriber acquisition costs” or in capital expenditures, rather than in “Subscriber-related expenses.” To the extent all other factors remain constant, this will tend to improve operating margins compared to previous periods. We will continue to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are being amortized over the life of the subscribers acquired under the original AT&T agreement.
Since equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures under the revised AT&T agreement, to the extent all other factors remain constant, this change will also cause increases in “Subscriber acquisition costs” and SAC. This will tend to negatively impact free cash flow in the short term if substantial additional subscribers are added through AT&T in the future, but we believe that free cash flow will improve over time since better operating margins are expected from those customers under the terms of the revised AT&T agreement. We also expect that the historical negative impact on subscriber turnover from subscribers acquired pursuant to our agreement with AT&T will decline.
Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services.
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold by our ETC subsidiary to an international DBS service provider and by our EIC subsidiary to international customers. “Cost of sales — equipment” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales - equipment” does not include the costs from sales of equipment to AT&T.
Cost of sales — other. “Cost of sales — other” principally includes programming and other expenses associated with the C-band subscription television service business of SNG and costs related to satellite transmission services.
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
As discussed above, equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures under the revised AT&T agreement. To the extent all other factors remain constant, this change will also cause increases in “Subscriber acquisition costs” and SAC. This will tend to negatively impact free cash flow in the short term if substantial additional subscribers are added through AT&T in the future, but we believe that free cash flow will improve over time since better operating margins are expected from those customers under the terms of the revised AT&T agreement. We also expect that the historical negative impact on subscriber turnover from subscribers acquired pursuant to our agreement with AT&T will decline.
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
To calculate SAC we add the value of equipment capitalized under our lease program for new subscribers to the expense line item “Subscriber acquisition costs,” subtract certain offsetting amounts, and divide the result by our gross new subscriber number. These offsetting amounts include payments we receive in connection with equipment that is not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program.
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
Monthly average revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenues” for the period (total “Subscriber-related revenue” during the period divided by the number of months in the period) by our average DISH Network subscribers for the period. DISH Network DISH Network DISH Network adding the beginning and ending DISH Network subscribers for the month and dividing by two.
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
Impact on metrics of Tivo litigation. In the event that we ultimately must pay a substantial judgment to Tivo, lose functionality or lose the ability to sell DVRs, a number of our metrics including “Subscriber-related revenue,” “Net income (loss)” and DISH Network subscribers would be negatively impacted (See Note 10 to our Condensed Consolidated Financial Statements).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

	For the Three Months
	Ended March 31,		Variance
	2006	2005	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$2,183,145	$1,893,883	$289,262	15.3%
Equipment sales	87,009	105,444	(18,435)	(17.5%)
Other	19,552	24,673	(5,121)	(20.8%)

Total revenue	2,289,706	2,024,000	265,706	13.1%

Costs and Expenses:
Subscriber-related expenses	1,084,911	990,081	94,830	9.6%
% of Subscriber-related revenue	49.7%	52.3%
Satellite and transmission expenses	38,742	33,356	5,386	16.1%
% of Subscriber-related revenue	1.8%	1.8%
Cost of sales — equipment	84,110	86,033	(1,923)	(2.2%)
% of Equipment sales	96.7%	81.6%
Cost of sales — other	1,364	8,881	(7,517)	(84.6%)
Subscriber acquisition costs	358,955	333,511	25,444	7.6%
General and administrative	129,447	112,823	16,624	14.7%
% of Total revenue	5.7%	5.6%
Tivo litigation expense	73,992	—	73,992	NM
Depreciation and amortization	243,989	169,081	74,908	44.3%

Total costs and expenses	2,015,510	1,733,766	281,744	16.3%

Operating income (loss)	274,196	290,234	(16,038)	(5.5%)

Other income (expense):
Interest income	21,969	7,074	14,895	NM
Interest expense, net of amounts capitalized	(129,607)	(90,363)	(39,244)	43.4%
Gain on insurance settlement	—	134,000	(134,000)	(100.0%)
Other	64,260	2,896	61,364	NM

Total other income (expense)	(43,378)	53,607	(96,985)	NM

Income (loss) before income taxes	230,818	343,841	(113,023)	(32.9%)
Income tax benefit (provision), net	(83,537)	(26,317)	(57,220)	NM

Net income (loss)	$147,281	$317,524	$(170,243)	(53.6%)

Other Data:
DISH Network subscribers, as of period end (in millions)	12.265	11.230	1.035	9.2%

DISH Network subscriber additions, gross (in millions)	0.794	0.801	(0.007)	(0.9%)

DISH Network subscriber additions, net (in millions)	0.225	0.325	(0.100)	(30.8%)

Monthly churn percentage	1.57%	1.44%	0.13%	9.0%

Average revenue per subscriber (“ARPU”)	$59.93	$57.00	$2.93	5.1%

Average subscriber acquisition costs per subscriber (“SAC”)	$665	$623	$42	6.7%

EBITDA	$582,445	$596,211	$(13,766)	(2.3%)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
DISH Network subscribers. As of March 31, 2006, we had approximately 12.265 million DISH Network subscribers compared to approximately 11.230 million subscribers at March 31, 2005, an increase of approximately 9.2%. DISH Network added approximately 794,000 gross new subscribers for the three months ended March 31, 2006, compared to approximately 801,000 gross new subscribers during the same period in 2005, a decrease of approximately 7,000 gross new subscribers. The decrease in gross new subscribers resulted primarily from a decline in gross activations under our relationship with AT&T, partially offset by an increase in activations through our agency relationships and our other distribution channels. A substantial majority of our gross new subscriber additions are acquired through our equipment lease program.
DISH Network added approximately 225,000 net new subscribers for the three months ended March 31, 2006, compared to approximately 325,000 net new subscribers during the same period in 2005, a decrease of approximately 30.8%. This decrease was primarily a result of increased subscriber churn on a larger subscriber base, and the result of a decline in gross and net activations under our relationship with AT&T. In addition, even if percentage subscriber churn had remained constant or had declined, increasing numbers of gross new subscribers are required to sustain net subscriber growth.
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
While we expect to continue to pursue opportunities for AT&T and other telecommunications providers to bundle our DISH Network satellite television service with their voice and data services, AT&T has begun deployment of fiber-optic networks that will allow it to offer video services directly to millions of homes as early as the second half of 2006. Other telecommunications companies have announced similar plans. While it is possible that the fourth quarter 2005 revision to our original AT&T agreement may drive increased subscriber growth, our net new subscriber additions and certain of our other key operating metrics could continue to be adversely affected to the extent AT&T further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, and as a result of competition from video services offered by AT&T or other telecommunications companies. Moreover, there can be no assurance that we will be successful in developing significant new bundling opportunities with other telecommunications companies.
Our net new subscriber additions are also negatively impacted when existing and new competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced DVRs, video on demand (“VOD”) services, and high definition (“HD”) television services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the internet.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.183 billion for the three months ended March 31, 2006, an increase of $289.3 million or 15.3% compared to the same period in 2005. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
ARPU. Monthly average revenue per subscriber was approximately $59.93 during the three months ended March 31, 2006 and approximately $57.00 during the same period in 2005. The $2.93 or 5.1% increase in ARPU is primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, revenue from increased availability of local channels by satellite and fees for DVRs. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T and an increase in our free and discounted programming promotions compared to the same period in 2005. We provided local channels by satellite in 164 markets as of March 31, 2006 compared to 157 markets as of March 31, 2005. Our promotions to acquire new DISH Network subscribers often include free and/or discounted programming which negatively impacts ARPU.
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
Equipment sales. For the three months ended March 31, 2006, “Equipment sales” totaled $87.0 million, a decrease of $18.4 million or 17.5% compared to the same period during 2005. This decrease principally resulted from a decline in sales of DBS accessories domestically and non-DISH Network digital receivers sold to international customers, partially offset by an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.085 billion during the three months ended March 31, 2006, an increase of $94.8 million or 9.6% compared to the same period in 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 49.7% and 52.3% of “Subscriber-related revenue” during the three months ended March 31, 2006 and 2005, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue,” a decrease in the number of SuperDISH installations and other antenna upgrades and a decrease in costs associated with installation and other services related to our original agreement with AT&T.
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
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $38.7 million during the three months ended March 31, 2006, a $5.4 million or 16.1% increase compared to the same period in 2005. This increase primarily resulted from increases in our satellite lease payment obligations for AMC-2 and certain operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively, and from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. “Satellite and transmission

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
expenses” totaled 1.8% of “Subscriber-related revenue” during each of the three months ended March 31, 2006 and 2005. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.
Cost of sales – equipment. “Cost of sales – equipment” totaled $84.1 million during the three months ended March 31, 2006, a decrease of $1.9 million or 2.2% compared to the same period in 2005. This decrease primarily resulted from decreased costs associated with sales of DBS accessories domestically, a decline in the number of non-DISH Network digital receivers sold to international customers and a decrease in the cost of non-DISH Network digital receivers and related components sold to an international DBS service provider. This decrease was partially offset by higher 2006 charges for slow moving and obsolete inventory. “Cost of sales — equipment” represented 96.7% and 81.6% of “Equipment sales,” during the three months ended March 31, 2006 and 2005, respectively. The increase in the expense to revenue ratio principally related to higher 2006 charges for slow moving and obsolete inventory partially offset by an increase in margins on sales of non-DISH Network digital receivers and related components sold to an international DBS service provider.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $359.0 million for the three months ended March 31, 2006, an increase of $25.4 million or 7.6% compared to the same period in 2005. The increase in “Subscriber acquisition costs” was attributable to a decrease in the number of co-branded subscribers acquired under our original AT&T agreement, for which we do not incur subscriber acquisition costs, and an increase in acquisition advertising. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.
SAC. SAC was approximately $665 during the three months ended March 31, 2006 compared to $623 during the same period in 2005, an increase of $42, or 6.7%. This increase was primarily attributable to a decrease in the number of co-branded subscribers acquired under our original AT&T agreement and higher costs for acquisition advertising. This increase was partially offset by reduced hardware and installation costs resulting primarily from increased use of dual tuner receivers, simplified installations, a decrease in the number of SuperDISH installations, increased redeployment of equipment returned by disconnecting lease program subscribers, and a decrease in promotional incentives paid to our independent dealer network. The increase in SAC was also partially offset by an increase in payments received in connection with equipment that is not returned to us by disconnecting lease subscribers, as well as an increase in the amount of returned equipment that is made available for sale rather than redeployed through the lease program.
During the three months ended March 31, 2006, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to the same period in 2005. The value of equipment capitalized under our lease program for new subscribers totaled approximately $194.8 million and $184.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would cease to benefit from the SAC reduction associated with redeployment of that returned lease equipment.
Several years ago, we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment. As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. We have also implemented MPEG-4 technology in all satellite receivers for new customers

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
who subscribe to our HD programming packages. This technology should result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Since EchoStar X commenced commercial operation during second quarter 2006 and provided that other planned satellites are successfully deployed, this increased satellite capacity and our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. SAC will increase to the extent we subsidize those costs for new and existing subscribers. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming continued successful commercial operation of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
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
General and administrative expenses. “General and administrative expenses” totaled $129.4 million during the three months ended March 31, 2006, an increase of $16.6 million or 14.7% compared to the same period in 2005. The increase in “General and administrative expenses” was primarily attributable to increased personnel and benefit costs, including non-cash, stock-based compensation expense recorded related to the adoption of FAS 123(R), and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.7% and 5.6% of “Total revenue” during the three months ended March 31, 2006 and 2005, respectively. This percentage would have decreased to 5.5% in 2006 but for the non-cash, stock-based compensation expense discussed above.
Tivo litigation expense. We recorded $74.0 million of “Tivo litigation expense” during the three months ended March 31, 2006 as a result of the jury verdict in the Tivo lawsuit. This amount may ultimately be increased or reduced (See Note 10 to our Condensed Consolidated Financial Statements).
Depreciation and amortization. “Depreciation and amortization” expense totaled $244.0 million during the three months ended March 31, 2006, a $74.9 million or 44.3% increase compared to the same period in 2005. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, depreciation of EchoStar XII (purchased during the fourth quarter of 2005) and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $22.0 million during the three months ended March 31, 2006, an increase of $14.9 million compared to the same period in 2005. This increase principally resulted from higher cash and marketable investment securities balances in 2006 as compared to 2005, and from higher total returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $129.6 million during the three months ended March 31, 2006, an increase of $39.2 million or 43.4% compared to the same period in 2005. This increase primarily resulted from a prepayment premium and write-off of debt issuance costs totaling approximately $22.9 million, and a net increase in interest expense of approximately $12.5 million related to the issuance of the $1.5 billion 7 1/8% Senior Notes due 2016 and the redemption of our previously outstanding 9 1/8% Senior Notes due 2009 during 2006.
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
Other. “Other” income totaled $64.3 million during the three months ended March 31, 2006, an increase of $61.4 million compared to $2.9 million during the same period in 2005. The increase primarily resulted from an approximate $47.9 million unrealized gain in the value of a non-marketable strategic investment accounted for at fair value and a $19.4 million gain on the exchange of a non-marketable investment for a publicly traded stock during the three months ended March 31, 2006. There can be no assurance that we will ultimately realize any unrealized gains on our non-marketable strategic investments.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $582.4 million during the three months ended March 31, 2006, a decrease of $13.8 million or 2.3% compared to the same period in 2005. EBITDA for the three months ended March 31, 2005 was favorably impacted by the $134.0 million “Gain on insurance settlement” and the three months ended March 31, 2006 was negatively impacted by the $74.0 million “Tivo litigation expense.” Absent these items, our EBITDA for the three months ended March 31, 2006 would have been $194.2 million, or 42.0%, higher than EBITDA for the comparable period in 2005. The increase in EBITDA (excluding these items) was primarily attributable to the net realized and unrealized gains on investments and changes in operating revenues and expenses discussed above.
The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
EBITDA	$582,445	$596,211
Less:
Interest expense, net	107,638	83,289
Income tax provision (benefit), net	83,537	26,317
Depreciation and amortization	243,989	169,081

Net income (loss)	$147,281	$317,524

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
Income tax benefit (provision), net. Our income tax provision was $83.5 million during the three months ended March 31, 2006 compared to $26.3 million during 2005. The income tax provision for the three months ended March 31, 2005 was favorably impacted by the recognition of a deferred tax valuation allowance of $105.5 million. Absent the 2005 deferred tax valuation allowance, our income tax provision for the three months ended March 31, 2006 would have been $48.3 million lower than our income tax provision for the comparable period in 2005. The decrease in the provision (excluding the 2005 deferred tax valuation allowance) is primarily related to the decrease in “Income (loss) before income tax” and a decrease in the effective state tax rate during the three months ended March 31, 2006.
Net income (loss). Net income was $147.3 million during the three months ended March 31, 2006, a decrease of $170.2 million compared to $317.5 million for the same period in 2005. Net income for the three months ended March 31, 2005 was favorably impacted by the $134.0 million “Gain on insurance settlement.” The decrease was also attributable to the Tivo litigation charge in 2006, the increase in our provision for income taxes and the increase in “Interest expense, net of amounts capitalized.”

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of March 31, 2006 totaled $2.640 billion, including approximately $66.5 million of restricted cash and marketable investment securities, compared to $1.248 billion, including $67.1 million of restricted cash and marketable investment securities as of December 31, 2005. The $1.392 billion increase in restricted and unrestricted cash, cash equivalents and marketable investment securities primarily related to the cash proceeds from the $1.5 billion 7 1/8% Senior Notes due 2016 issued on February 2, 2006, partially offset by the redemption of our outstanding 9 1/8% Senior Notes due 2009 of approximately $442.0 million.
The following discussion highlights our free cash flow and cash flow activities during the three months ended March 31, 2006 compared to the same period in 2005.
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
Free cash flow was $331.2 million and $174.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase from 2005 to 2006 of approximately $157.2 million resulted from an increase in “Net cash flows from operating activities” of approximately $152.9 million and a decrease in “Purchases of property and equipment” of approximately $4.3 million. The increase in “Net cash flows from operating activities” was primarily attributable to higher net income after non-cash adjustments during the three months ended March 31, 2006 compared to the same period in 2005 and more cash generated from changes in operating assets and liabilities in 2006 as compared to 2005. Net income was $170.2 million lower during 2006 as compared to the same period in 2005, while adjustments to reconcile net income to net cash flows from operating activities were $212.0 million higher during the same periods. This increase in non-cash adjustments resulted from increased depreciation and deferred tax expense during 2006 and the gain on insurance settlement during 2005, partially offset by increased realized and unrealized gains on investments during 2006. Cash flow from changes in operating assets and liabilities was $227.9 million during the three months ended March 31, 2006 compared to $116.7 million for the same period in 2005, an increase of $111.2 million. This increase principally resulted from increases in net accrued expenses, deferred revenue, other long-term liabilities, including the Tivo litigation charge, and accounts payable. This increase was partially offset by increased accounts receivable and rising inventory levels.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Free Cash Flow	$331,234	$174,008
Add back:
Purchases of property and equipment	298,885	303,167

Net cash flows from operating activities	$630,119	$477,175

During the three months ended March 31, 2006 and 2005, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
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
Subscriber Turnover
Our percentage monthly subscriber churn for the three months ended March 31, 2006 was approximately 1.57%, compared to our percentage subscriber churn for the same period in 2005 of approximately 1.44%. This increase was principally attributable to increased competition, programmer contract renewal disputes resulting in channel takedowns, and our February 2006 price increase, which impacted a greater number of customers than did our 2005 price increase. Our future subscriber churn may be negatively impacted by a number of additional factors, including but not limited to, an increase in competition from new technology entrants and increasingly complex products. Competitor bundling of high speed internet access with video and other communications products may contribute more significantly to churn over time as broadband delivery of video becomes integrated with traditional cable delivery. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat theft of our service and maintain the functionality of active set-top boxes, we recently replaced the majority of our older generation smart cards with newer generation smart cards. This process was completed during the fourth quarter of 2005. The smart card replacement has not successfully resecured our system to date, but we are implementing software patches and other security measures to help secure our service. However, there can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost of card replacements could have a material adverse effect on our financial condition, profitability and cash flows.
SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets a second dish was previously required to receive some local channels in the market. With the successful launch of EchoStar X, we can comply with the single dish obligations of SHVERA. Our ability to continue to comply in the future is dependent, among other things, on the continued health of EchoStar X. Failure to comply could have a material adverse impact on our business, including but not limited to our churn.
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
Subscriber Acquisition and Retention Costs
Our subscriber acquisition and retention costs can vary significantly from period to period which can in turn cause significant variability to our net income (loss) and free cash flow between periods. Our “subscriber acquisition costs,“ SAC and “subscriber-related expenses” may materially increase to the extent that we introduce more aggressive promotions in the future if we determine they are necessary to respond to competition, of for other reasons.
During the three months ended March 31, 2006, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to the same period in 2005. The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would cease to benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Several years ago, we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment. As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. We have also implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages. This technology should result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Since EchoStar X commenced commercial operation during second quarter 2006 and provided that other planned satellites are successfully deployed, this increased satellite capacity and our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. SAC will increase to the extent we subsidize those costs for new and existing subscribers. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming continued successful commercial operation of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
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
Obligations and Future Capital Requirements
The future maturities of our operating leases and purchase obligations did not change materially during the three months ended March 31, 2006. Our satellite-related obligations increased to approximately $2.837 billion as a result of our previously announced investment in a venture, the proceeds of which are expected to be utilized primarily to fund a portion of the construction costs of a satellite.
We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and marketable investment securities balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance we will be successful in executing our business plan. The amount of capital required to fund our future working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The amount of capital required will also depend on our levels of investment necessary to support possible strategic initiatives including our plans to expand the number of local markets where we offer HD channels. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of general economic downturn, among other factors. These factors could require that we raise additional capital in the future.
From time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. We may make investments in or partner with others to expand our business into mobile and portable video, data and voice services. Future material investments or acquisitions may require that we obtain additional capital. We might also need to raise capital to repurchase additional Class A common stock pursuant to our previously disclosed repurchase plan. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of March 31, 2006, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $2.640 billion. Of that amount, a total of approximately $2.364 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the three months ended March 31, 2006 of approximately 4.6%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $8.9 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At March 31, 2006, all of the $2.364 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of March 31, 2006, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $179.2 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $17.9 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued
As of March 31, 2006, we had unrealized gains net of related tax effect of approximately $16.9 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the three months ended March 31, 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. During the three months ended March 31, 2006, we realized net gains on sales of marketable and non-marketable investment securities of approximately $20.1 million. Realized gains and losses are accounted for on the specific identification method. During the three months ended March 31, 2006, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have numerous strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of March 31, 2006, we had $130.0 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $91.8 million is accounted for under the cost method. During the three months ended March 31, 2006, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in the non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. We account for the investment at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense on our Condensed Consolidated Statements of Operations. We include various assumptions and judgments in the Black-Scholes pricing model and discounted cash flow analysis to estimate the fair value of the investment. As of March 31, 2006, the fair value of the investment was approximately $90.1 million based on the trading price of the issuer’s shares on that date. During the three months ended March 31, 2006, we recognized a pre-tax unrealized gain of approximately $47.9 million for the change in the fair value of the investment. Among other factors, as the result of the relatively large number of shares we would hold upon conversion compared to the issuer’s limited public trading volume, there can be no assurance that we will be able to obtain full value for our investment upon a sale of the common shares. The issuer’s publicly traded shares have experienced, and will continue to experience volatility. The fair value of this investment can be significantly impacted by the risk of adverse changes in the issuer’s share price, currency exchange rates, and to a lesser extent, interest rates. A hypothetical 10% adverse change in the price of the issuer’s common shares, or in the Euro to U.S. dollar currency exchange rate, would result in an approximate $9.0 million decrease in the fair value of this investment.
Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them.
As of March 31, 2006, we estimated the fair value of our variable and fixed-rate debt, mortgages and other notes payable to be approximately $6.362 billion using quoted market prices where available, and third party valuations or discounted cash flow analyses when it was practicable to do so. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $204.1 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued
our debt. As of March 31, 2006, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $41.0 million.
We have not used derivative financial instruments for hedging or speculative purposes.
Item 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. During April 2005, Plaintiffs filed a motion asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. At the same time, we requested leave to add a license defense as to the ‘578 patent in view of our new (at the time) license from Gemstar. The briefing on Thomson’s license defense is now complete, and we are awaiting a decision by the District Court regarding Thomson’s license defense and regarding whether it will hear our license defense. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. Activity in the case has been suspended pending resolution of the license defense; a trial date has not been set. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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

PART II — OTHER INFORMATION
could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Tivo Inc.
During 2004, Tivo Inc. (“Tivo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleged infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to methods and devices for providing what the patent calls “time-warping” and other digital video recorder (“DVR”) functionality. On April 13, 2006, a jury determined that we willfully infringed Tivo’s patent, awarding approximately $74.0 million in damages. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and to award attorneys fees and interest to Tivo. Tivo is also expected to seek “supplemental damages” from the judge (which could substantially exceed damages awarded to date), for the period from the date of the jury award through our appeal of the verdict and has publicly stated that it will seek an injunction against future infringement.
As a result of our objection to Tivo’s demand to review certain privileged documents, the trial court judge prohibited us from mentioning during trial opinions of non-infringement we had obtained from outside counsel, and Tivo was permitted to tell the jury we never obtained such an opinion. On May 2, 2006, the Court of Appeals for the Federal Circuit issued a ruling concluding that the district court abused its discretion in requiring us to provide the privileged documents to Tivo. While we believe this is a significant development, the extent to which this ruling will affect the jury verdict or the remainder of the case is not yet clear.
While the jury phase of the trial is complete, the judge has scheduled June 26 through June 28 for consideration of non–jury issues. The judge is also expected to schedule post-trial motions which could reduce the damages award, reverse the jury verdict, or grant us a new trial. It is not possible to predict when the matters to be determined by the trial judge will be resolved or the outcome of those issues. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we would request that the trial judge, or the Court of Appeals, stay the injunction pending appeal. There can be no assurance that a stay will be issued or that modifications can be designed to avoid future infringement. If modifications are possible, they could require us to materially modify or eliminate certain user-friendly features that we currently offer to consumers.
In the event a stay is issued, we will be required to post and maintain a bond throughout the appeal process to cover the $74.0 million jury award and any other damages and fees imposed by the judge. The appeal process could take several years to conclude and the bond required could be several hundred million dollars. While we have the capacity to post such a bond, it could restrict a significant portion of our cash on hand.
In March 2006, the Director of the United States Patent and Trademark Office initiated a reexamination of the validity of the claims in the ‘389 patent. Even if the results of this reexamination are favorable to our interests, the reexamination may not be concluded prior to the ultimate resolution of this case or such results may not assist us in our defense of this case.
We believe numerous errors were made by the court during trial and that the verdict should ultimately be reversed. However, there can be no assurance we will ultimately prevail. In the event we are prohibited from distributing DVRs we will be at a competitive disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business would likely be material.
In accordance with Statement of Financial Accounting Standards No. 5: “Accounting for Contingencies” (“SFAS 5”), during the three months ended March 31, 2006, we recorded $74.0 million of expense related to this verdict, in “Tivo litigation expense” on our Condensed Consolidated Statements of Operations.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Tivo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the

PART II — OTHER INFORMATION
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
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those

PART II — OTHER INFORMATION
motions. A special master recently recommended that our motion for summary judgment be denied or that plaintiff be permitted to conduct additional discovery. The judge has not yet considered the special master’s recommendation. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama. The action was transferred to the United States District Court for the District of Colorado. CCN claimed approximately $20.0 million in actual damages, plus punitive damages, attorney fees and costs for, among other things, alleged breaches of two contracts, and negligent, intentional and reckless misrepresentation. On March 17, 2006, the Court granted summary judgment in our favor limiting CCN to one contract claim, and limiting damages to no more than $500,000, plus interest. Subsequently, during April 2006, we reached a settlement for an immaterial amount.
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2005 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2005.
On April 13, 2006, a jury returned a verdict that we had infringed a patent held by Tivo. If we are unable to have the jury verdict reversed, we will be required to pay substantial damages as well as materially modify or eliminate certain user-friendly features that we currently offer to consumers. We could also be prohibited from distributing digital video recorders, which would have a material adverse affect on our business.
On April 13, 2006, a jury determined that we willfully infringed Tivo’s patent, awarding approximately $74.0 million in damages. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and to award attorneys fees and interest to Tivo. Tivo is also expected to seek “supplemental damages” from the judge (which could substantially exceed damages awarded to date), for the period from the date of the jury award through our appeal of the verdict and has publicly stated that it will seek an injunction against future infringement.
While the jury phase of the trial is complete, the judge has scheduled June 26 through June 28 for consideration of non–jury issues. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we would request that the trial judge, or the Court of Appeals, stay the injunction pending appeal. There can be no assurance that a stay will be issued or that modifications can be designed to avoid future infringement. If modifications are possible, they could require us to materially modify or eliminate certain user-friendly features that we currently offer to consumers.
In the event a stay is issued, we will be required to post and maintain a bond throughout the appeal process to cover the $74.0 million jury award and any other damages and fees imposed by the judge. The appeal process could take several years to conclude and the bond required could be several hundred million dollars. While we have the capacity to post such a bond, it could restrict a significant portion of our cash on hand. If we are prohibited from distributing DVRs we will be at a competitive disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business would likely be material.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2006 through April 30, 2006.

	Total		Total Number of	Maximum Approximate
	Number of	Average	Shares Purchased as	Dollar Value of Shares
	Shares	Price	Part of Publicly	that May Yet be
	Purchased	Paid per	Announced Plans or	Purchased Under the
Period	(a)	Share	Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2006	342,445	$27.22	342,445	$628,167
February 1 - February 28, 2006	86,737	$27.17	86,737	$625,811
March 1 - March 31, 2006	—	$—	—	$625,811
April 1 - April 30, 2006	—	$—	—	$625,811

Total	429,182	$27.21	429,182	$625,811

(a)	During the period from January 1, 2006 through April 30, 2006 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. All purchases were made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 pursuant to our Rule 10b5-1 plan entered into on September 1, 2004. During 2005, the Board of Directors extended the plan to expire on the earlier of June 30, 2006 or when an aggregate amount of $1.0 billion of stock has been purchased under the plan. We may elect not to purchase the maximum amount of shares allowable under this plan and we may also enter into additional Rule 10b5-1 plans to facilitate the share repurchases authorized by our Board of Directors. All purchases may be through open market purchases under the plan or privately negotiated transactions subject to market conditions and other factors. To date, no plans or programs for the purchase of our stock have been terminated prior to their expiration. There were also no other plans or programs for the purchase of our stock that expired during the period from January 1, 2006 through April 30, 2006. Purchased shares have and will be held as Treasury shares and may be used for general corporate purposes.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
(a) Exhibits.
10.1	Description of the 2006 Cash Incentive Plan.

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION

By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2006

Exhibit Index
10.1	Description of the 2006 Cash Incentive Plan.

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.