Form 10-Q
period 2006-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 2006-08-09
CIK 1001082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, the Registrant’s outstanding common stock consisted of 206,375,835 shares of Class A common stock and 238,435,208 Shares of Class B common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers; new competitors, including telephone companies, are entering the subscription television business, and new technologies, including video over the internet, are likely to further increase competition;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals are subject to theft and will continue to be in the future; theft of service could cause us to lose subscribers and revenue and could increase in the future, resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on the Telecommunications Act of 1996 as Amended (“Communications Act”) and Federal Communications Commission (“FCC”) program access rules to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	if we are unable to settle our existing litigation with certain broadcasters, we will probably be required later this year to shut off distant network channels to all of our current subscribers to that programming, and we will probably be prohibited from offering distant network channels to new subscribers in the future. This would reduce our competitiveness in the market, and would result in, among other things, a reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn;

•	absent reversal of the jury verdict in our Tivo patent infringement case, we will be required to pay substantial damages as well as materially modify or eliminate certain user-friendly digital video recorder features that we currently offer to consumers, and we could be forced to discontinue offering digital video recorders to our customers completely, any of which could have a material adverse affect on our business;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

i

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2005, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

ii

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	June 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,863,583	$615,669
Marketable investment securities	855,971	565,691
Trade accounts receivable, net of allowance for uncollectible accounts of $14,899 and $11,523, respectively	573,157	478,414
Inventories, net (Note 4)	250,104	221,329
Current deferred tax assets	290,418	397,076
Other current assets	130,304	118,866

Total current assets	3,963,537	2,397,045
Restricted cash and marketable investment securities	105,967	67,120
Property and equipment, net of accumulated depreciation of $2,488,663 and $2,124,298, respectively	3,585,594	3,514,539
FCC authorizations	748,101	748,287
Long-term deferred tax assets	152,829	206,146
Intangible assets, net (Note 7)	208,306	226,650
Other noncurrent assets, net	340,275	250,423

Total assets	$9,104,609	$7,410,210

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$250,196	$239,788
Deferred revenue and other	811,083	757,484
Accrued programming	797,303	681,500
Other accrued expenses	478,355	434,829
Current portion of capital lease and other long-term obligations	37,208	36,470

Total current liabilities	2,374,145	2,150,071

Long-term obligations, net of current portion:
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 8)	—	441,964
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016 (Note 8)	1,500,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion	424,179	431,867
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	292,788	227,932

Total long-term obligations, net of current portion	7,241,967	6,126,763

Total liabilities	9,616,112	8,276,834

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 251,282,357 and 250,052,516 shares issued, 206,269,557 and 205,468,898 shares outstanding, respectively	2,513	2,501
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,893,888	1,860,774
Accumulated other comprehensive income (loss)	21,642	4,030
Accumulated earnings (deficit)	(1,070,877)	(1,386,937)
Treasury stock, at cost	(1,361,053)	(1,349,376)

Total stockholders’ equity (deficit)	(511,503)	(866,624)

Total liabilities and stockholders’ equity (deficit)	$9,104,609	$7,410,210

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenue:
Subscriber-related revenue	$2,324,761	$1,992,174	$4,510,186	$3,888,328
Equipment sales	114,742	79,269	199,471	182,442
Other	19,186	24,043	38,738	48,716

Total revenue	2,458,689	2,095,486	4,748,395	4,119,486

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 11)	1,182,847	1,016,692	2,280,489	2,013,909
Satellite and transmission expenses (exclusive of depreciation shown below — Note 11)	33,623	30,497	72,365	63,853
Cost of sales — equipment	84,456	58,646	153,253	136,894
Cost of sales — other	1,931	6,931	3,295	15,812
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 11)	46,100	35,532	79,138	71,439
Other subscriber promotion subsidies	273,691	258,450	552,191	524,850
Subscriber acquisition advertising	53,448	50,982	100,865	82,186

Total subscriber acquisition costs	373,239	344,964	732,194	678,475
General and administrative	143,818	113,241	273,265	226,064
Tivo litigation expense (Note 10)	14,243	—	88,235	—
Depreciation and amortization (Note 11)	274,891	191,121	521,462	360,851

Total costs and expenses	2,109,048	1,762,092	4,124,558	3,495,858

Operating income (loss)	349,641	333,394	623,837	623,628

Other income (expense):
Interest income	31,501	10,253	53,470	17,327
Interest expense, net of amounts capitalized	(111,960)	(94,011)	(241,567)	(184,374)
Gain on insurance settlement	—	—	—	134,000
Other	(11,256)	31,186	53,004	34,082

Total other income (expense)	(91,715)	(52,572)	(135,093)	1,035

Income (loss) before income taxes	257,926	280,822	488,744	624,663
Income tax benefit (provision), net	(89,147)	574,705	(172,684)	548,388

Net income (loss)	$168,779	$855,527	$316,060	$1,173,051

Denominator for basic net income (loss) per share - weighted-average common shares outstanding	444,597	452,795	444,263	454,184

Denominator for diluted net income (loss) per share - weighted-average common shares outstanding	453,126	484,901	452,733	486,422

Net income (loss) per share:
Basic net income (loss)	$0.38	$1.89	$0.71	$2.58

Diluted net income (loss)	$0.38	$1.79	$0.71	$2.46

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$316,060	$1,173,051
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	521,462	360,851
Equity in losses (earnings) of affiliates	1,937	(1,683)
Realized and unrealized losses (gains) on investments	(61,713)	(35,116)
Gain on insurance settlement	—	(134,000)
Non-cash, stock-based compensation recognized	7,766	—
Deferred tax expense (benefit)	149,738	(572,066)
Amortization of debt discount and deferred financing costs	5,876	3,166
Change in noncurrent assets	5,188	(3,886)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	43,676	(9,526)
Other, net	(699)	1,012
Changes in current assets and current liabilities, net	161,638	85,622

Net cash flows from operating activities	1,150,929	867,425

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(880,993)	(374,703)
Sales and maturities of marketable investment securities	620,706	309,269
Purchases of property and equipment	(611,716)	(636,807)
Proceeds from insurance settlement	—	240,000
Change in restricted cash and marketable investment securities	(37,901)	(3,170)
FCC auction deposits	—	(4,245)
Purchase of technology-based intangibles	—	(14,000)
Purchase of strategic investments included in noncurrent assets	(17,013)	(16,808)
Other	2,298	3,078

Net cash flows from investing activities	(924,619)	(497,386)

Cash Flows From Financing Activities:
Redemption of 9 1/8% Senior Notes due 2009	(441,964)	(4,189)
Issuance of 7 1/8% Senior Notes due 2016	1,500,000	—
Deferred debt issuance costs	(7,500)	—
Class A common stock repurchases	(11,677)	(130,524)
Repayment of capital lease obligations, mortgages and other notes payable	(21,950)	(29,177)
Proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	4,695	4,770

Net cash flows from financing activities	1,021,604	(159,120)

Net increase (decrease) in cash and cash equivalents	1,247,914	210,919
Cash and cash equivalents, beginning of period	615,669	704,560

Cash and cash equivalents, end of period	$1,863,583	$915,479

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$193,122	$183,037

Capitalized interest	$4,321	$3,242

Cash received for interest	$30,572	$13,046

Cash paid for income taxes	$14,463	$18,880

Employee benefits paid in Class A common stock	$22,026	$13,055

Satellites financed under capital lease obligations	$—	$191,950

Satellite and other vendor financing	$15,000	$1,940

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
We have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC allocated DBS spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi-channel video programming distribution, or MVPD, industry.
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
Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self-insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$168,779	$855,527	$316,060	$1,173,051
Foreign currency translation adjustments	3,044	(287)	3,434	(593)
Unrealized holding gains (losses) on available-for-sale securities	750	(3,822)	22,531	(41,939)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(135)	(16)	(135)	(16)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(57)	(3,439)	(8,218)	(3,439)

Comprehensive income (loss)	$172,381	$847,963	$333,672	$1,127,064

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
The potential dilution from our subordinated notes convertible into common stock was computed using the “if converted” method. The potential dilution from stock options exercisable into common stock was computed using the treasury stock method based on the average market value of our Class A common stock. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$168,779	$855,527	$316,060	$1,173,051
Interest on subordinated notes convertible into common shares, net of related tax effect	2,505	11,445	5,010	22,891

Numerator for diluted net income (loss) per common share	$171,284	$866,972	$321,070	$1,195,942

Denominator:
Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	444,597	452,795	444,263	454,184
Dilutive impact of options outstanding	1,264	1,741	1,205	1,873
Dilutive impact of subordinated notes convertible into common shares	7,265	30,365	7,265	30,365

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	453,126	484,901	452,733	486,422

Net income (loss) per share:
Basic net income (loss)	$0.38	$1.89	$0.71	$2.58

Diluted net income (loss)	$0.38	$1.79	$0.71	$2.46

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011	399	399	399	399
As of June 30, 2006 and 2005, there were options to purchase approximately 9.1 million shares of Class A common stock outstanding that are not included in the above denominator as their effect is antidilutive. Further, as of June 30, 2006 and 2005, there were options to purchase approximately 10.9 million and 10.6 million shares of our Class A common stock, and rights to acquire 614,799 and 528,000 shares of our Class A common stock (“Restricted Performance Units”), respectively, outstanding under our long term incentive plans that are not included in the above denominator. Vesting of these options and Restricted Performance Units is contingent upon meeting certain long-term goals which have not yet been achieved, and as a consequence, they are not included in the diluted EPS calculation.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our financial position and results of operations.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions. Effective January 1, 2006, we adopted SFAS 123(R) under the modified prospective method.
Total non-cash, stock-based compensation expense, net of related tax effect for the three and six months ended June 30, 2006 was $2.9 million and $4.9 million, respectively, and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans, as follows:

	For the Three Months	For the Six Months
	Ended June 30, 2006	Ended June 30, 2006
	(In thousands)
Subscriber-related	$151	$260
Satellite and transmission	87	153
General and administrative	2,629	4,528

Total non-cash, stock based compensation	$2,867	$4,941

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

	For the Three Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2005
	(In thousands)
Net income (loss), as reported	$855,527	$1,173,051
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,337)	(7,017)

Pro forma net income (loss)	$852,190	$1,166,034

Basic income (loss) per share, as reported	$1.89	$2.58

Diluted income (loss) per share, as reported	$1.79	$2.46

Pro forma basic income (loss) per share	$1.88	$2.57

Pro forma diluted income (loss) per share	$1.78	$2.44

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.18%	3.82%	4.93%	3.94%
Volatility factor	24.71%	26.16%	25.05%	26.34%
Expected term of options in years	5.7	6.3	6.2	6.4
Weighted-average fair value of options granted	$10.70	$10.57	$10.95	$10.64
During December 2004, we paid a one-time dividend of $1 per outstanding share of our Class A and Class B common stock. We do not currently plan to pay additional dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
We will continue to evaluate our assumptions used to derive the estimated fair value of options for our stock as new events or changes in circumstances become known.
Stock Incentive Plans
We have adopted stock incentive plans to attract and retain officers, directors and key employees. As of June 30, 2006, we had 66.1 million shares of our Class A common stock authorized for awards under our Stock Incentive Plans. In general, stock options granted through June 30, 2006 have included exercise prices not less than the fair value of our Class A common stock at the date of grant and a maximum term of ten years. While historically our Board of Directors has issued options that vest at the rate of 20% per year, some option grants have been immediately vested.
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
Options to purchase 6.0 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 4.9 million shares pursuant to the 2005 LTIP were outstanding as of June 30, 2006. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.68 under our 1999 LTIP and $29.46 under our 2005 LTIP. The weighted-average fair value of the options granted during the three and six months ended June 30, 2006 pursuant to the 2005 LTIP plan was $15.20 and $15.00, respectively. Further, pursuant to the 2005 LTIP, there were also 614,799 outstanding Restricted Performance Units as of June 30, 2006 with a weighted-average grant date fair value of $29.47. Vesting of these options and Restricted Performance Units is contingent upon meeting certain long-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three and six months ended June 30, 2006 related to these long-term options and Restricted Performance Units. We will record the related compensation when achievement of the performance goals is probable, if ever. In accordance with SFAS 123(R), such compensation, if recorded, would result in total non-cash, stock-based compensation expense of approximately $129.3 million, of which $111.2 million relates to performance based options and $18.1 million relates to Restricted Performance Units. This would be recognized ratably over the vesting period or expensed immediately, if fully vested, in our Condensed Consolidated Statements of Operations.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
A summary of our stock option activity for the six months ended June 30, 2006 was as follows:

	For the Six Months
	Ended June 30, 2006
		Weighted-
		Average
		Exercise
	Options	Price
Options outstanding, beginning of period	25,086,883	$24.43
Granted	801,500	30.27
Exercised	(364,810)	9.55
Forfeited and Cancelled	(1,852,300)	27.24

Options outstanding, end of period	23,671,273	24.63

Exercisable at end of period	7,520,423	30.37

Based on the average market value for the six months ended June 30, 2006, the aggregate intrinsic value for the options outstanding was $189.6 million, of which $43.0 million was exercisable at the end of the period.
Exercise prices for options outstanding and exercisable as of June 30, 2006 were as follows:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			as of	Remaining	Average	as of	Average
			June 30,	Contractual	Exercise	June 30,	Exercise
			2006 *	Life	Price	2006	Price
$2.12500	—	$6.00000	6,177,230	2.47	$5.88	1,073,230	$5.28
$10.20315	—	$19.17975	1,162,093	3.08	13.77	515,093	12.85
$22.26000	—	$28.88000	3,070,100	7.90	27.39	1,981,300	27.40
$29.25000	—	$39.50000	12,023,850	8.39	30.68	2,844,800	32.64
$48.75000	—	$79.00000	1,238,000	3.77	62.95	1,106,000	62.34

$2.12500	—	$79.00000	23,671,273	6.28	24.63	7,520,423	30.37

*	These amounts include approximately 6.0 million shares and 4.9 million shares outstanding pursuant to the 1999 LTIP and 2005 LTIP, respectively.
As of June 30, 2006, our total unrecognized compensation cost related to our non-performance based unvested stock options was $64.0 million. This cost is based on an assumed future forfeiture rate of approximately 8.0% per year and will be recognized over a weighted-average period of approximately three years.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
During the six months ended June 30, 2006, the grant date value of Restricted Share Units (performance and non-performance based) outstanding was as follows:

	For the Six Months
	Ended June 30, 2006
		Weighted-
		Average
	Restricted	Grant
	Share	Date Fair
	Units *	Value
Restricted Share Units outstanding, beginning of period	644,637	$29.46
Granted	86,830	30.35
Exercised	(20,000)	30.16
Forfeited and Cancelled	(16,668)	29.52

Restricted Share Units outstanding, end of period	694,799	29.55

Exercisable at end of period	—	—

*	These amounts include 614,799 Restricted Performance Units outstanding pursuant to the 2005 LTIP.
4. Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2006	2005
	(In thousands)
Finished goods — DBS	$125,208	$140,955
Raw materials	68,023	55,115
Work-in-process — service repair	50,396	23,705
Work-in-process	13,090	10,936
Consignment	7,073	803
Inventory allowance	(13,686)	(10,185)

Inventories, net	$250,104	$221,329

5. Marketable and Non-Marketable Investment Securities
We currently classify all marketable investment securities as available-for-sale. Our approximately $2.826 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.
Some of our marketable investment securities have declined below our cost. The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category, where those declines are considered temporary in accordance with our policy.

	As of June 30, 2006
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Corporate bonds	$75,660	$(66)	$—	$—	$—	$—	75,660	(66)
Government bonds	29,149	(113)	—	—	—	—	29,149	(113)
Corporate equity securities	6,819	(2,023)	—	—	—	—	6,819	(2,023)

Total	$111,628	$(2,202)	$—	$—	$—	$—	$111,628	$(2,202)

	As of December 31, 2005
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$—	$—	$—	$—	$119,290	$(662)	$119,290	$(662)
Corporate equity securities	32,444	(379)	—	—	—	—	32,444	(379)

Total	$32,444	$(379)	$—	$—	$119,290	$(662)	$151,734	$(1,041)

Corporate Bonds
We believe the unrealized losses on our corporate bonds were caused primarily by interest rate increases. At June 30, 2006, maturities on these corporate bonds ranged from two to eleven months. We have the ability and intent to hold these investments until maturity when the obligors are required to redeem them at their full face value, and we believe the obligors have the financial resources to redeem those bonds. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2006.
Government Bonds
We believe the unrealized losses on our investments in government bonds were caused primarily by interest rate increases. At June 30, 2006 and December 31, 2005, maturities on these government bonds ranged from three to nine months. We have the ability and intent to hold these investments until maturity when the Government is required to redeem them at their full face value. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2006.
Corporate Equity Securities
The unrealized loss on our investments in corporate equity securities represents an investment in the marketable common stock of a company in the communications industry. We are not aware of any specific factors which indicate the unrealized loss is due to anything other than temporary market fluctuations.
As of June 30, 2006 and December 31, 2005, we had unrealized gains net of related tax effect of approximately $17.5 million and $3.3 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the six months ended June 30, 2006 and 2005, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. During the six months ended June 30, 2006 and 2005, we realized net gains on sales of marketable and non-

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
marketable investment securities of approximately $78.1 million and $1.2 million, respectively. Realized gains and losses are accounted for on the specific identification method.
The fair value of our strategic marketable investment securities aggregated approximately $231.6 million and $148.5 million as of June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
Other Non-Marketable Securities
We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of June 30, 2006 and December 31, 2005, we had $206.2 million and $94.2 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $91.8 million and $52.7 million is accounted for under the cost method, respectively. During the six months ended June 30, 2006 and 2005, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and have determined that we now have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of our investment under the equity method of accounting. We recorded $73.7 million of goodwill to account for the amount by which the carrying value of our investment in the issuer’s common stock exceeds the value of our portion of the underlying balance sheet equity of the investee. This goodwill is included as part of the total equity investment in “Other non-current assets, net” as of June 30, 2006.
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
Restricted Cash and Marketable Investment Securities
Restricted cash and marketable investment securities, as reflected in the accompanying Consolidated Balance Sheets, includes, among other things, amounts set aside as collateral for investments in marketable securities and our letters of credit.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
6. Satellites
We presently have 14 owned or leased satellites in orbit. Each of the satellites we own had an original minimum useful life of at least 12 years. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2006 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.
Recent developments with respect to certain of our satellites are discussed below.
EchoStar I
EchoStar I, which was launched during December 1995, currently operates at the 148 degree orbital location. During the second quarter of 2006, the satellite experienced anomalies resulting in the possible loss of two solar array strings. An investigation of the anomalies is continuing. The anomalies have not impacted commercial operation of the satellite to date. Even if permanent loss of the two solar array strings is confirmed, the original minimum 12-year design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power availability for the design life of the satellite. However, there can be no assurance future anomalies will not cause further losses which could impact the remaining life or commercial operation of the satellite.
EchoStar III
EchoStar III, which was launched during October 1997, currently operates at the 61.5 degree orbital location. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy. Prior to 2006, traveling wave tube amplifier (“TWTA”) anomalies have caused 22 transponders to fail. During April 2006, further TWTA anomalies caused the failure of two additional transponders. As a result, a maximum of 20 transponders are currently available for use on EchoStar III, but due to redundancy switching limitations and specific channel authorizations, we can only operate 16 of the 19 FCC authorized frequencies we have the right to utilize at the 61.5 degree location. While we don’t expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.
EchoStar V
EchoStar V, which was launched during September 1999, currently operates at the 129 degree orbital location. The satellite was originally designed with a minimum 12-year design life. As previously disclosed, momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption. These issues have not impacted commercial operation of the satellite, but have reduced the remaining spacecraft life to approximately two years as of June 30, 2006. Prior to 2006, EchoStar V also experienced anomalies resulting in the loss of six solar array strings. During July 2006, the satellite lost an additional solar array string. The solar array anomalies have not impacted commercial operation of the satellite to date. Since the satellite only has an approximate two year life, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), are not expected to reduce the current remaining life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
EchoStar VI
EchoStar VI, which was launched during July 2000, is currently stationed at the 110 degree orbital location as an in-orbit spare. The satellite was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year design life of the satellite. Prior to 2006, EchoStar VI experienced anomalies resulting in the loss of 15 solar array strings. During 2006, two additional solar array strings failed, reducing the number of functional solar array strings to 91. While the design life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode currently. The number of transponders to which power can be provided will continue to decline in the future at the rate of approximately one transponder every three years. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar VII
EchoStar VII, which was launched during February 2002, currently operates at the 119 degree orbital location. During March 2006, the satellite experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center, for transmission back to earth by the satellite. The anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the March 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the continental United States (“CONUS”) when operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.
EchoStar X
EchoStar X was launched during February 2006 and commenced commercial operation during the second quarter of 2006. The satellite currently operates at the 110 degree orbital location. Its 49 spot beams use up to 42 active 140 watt TWTAs to provide standard and high definition local channels, and other programming, to markets across the United States.
EchoStar XII
EchoStar XII, which we purchased in orbit from a third party during 2005, currently operates at the 61.5 degree orbital location. The satellite was originally launched during July 2003. EchoStar XII was designed to operate 13 transponders at 270 watts per channel, in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in CONUS mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12 year design life of the satellite. Prior to our purchase, two solar array circuits failed, one of which was subsequently restored to partial use. Between February and April 2006, two additional solar array circuits failed. The cause of the failures is being investigated. While the design life of the satellite has not been affected, in future years the power loss will cause a reduction in the number of transponders which can be operated. The exact extent of this impact has not yet been determined. There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
Long-Lived Satellite Assets
We account for long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.
7. Goodwill and Intangible Assets
As of June 30, 2006 and December 31, 2005, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2006		December 31, 2005
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$189,426	$(37,832)	$189,426	$(29,739)
Customer relationships	73,298	(40,980)	73,298	(31,818)
Technology-based	25,500	(4,466)	25,500	(3,377)

Total	$288,224	$(83,278)	$288,224	$(64,934)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to fourteen years, was $9.2 million and $10.8 million for the three months ended June 30, 2006 and 2005, respectively. In addition, amortization was $18.3 million and $20.7 million for the six months ended June 30, 2006 and 2005, respectively. For all of 2006, the aggregate amortization expense related to these identifiable assets is estimated to be $36.7 million. The aggregate amortization expense is estimated to be approximately $36.1 million for 2007, $22.5 million for 2008, $17.7 million for 2009, $17.7 million for 2010, $17.7 million for 2011 and $74.9 million thereafter.
The excess of our investments in consolidated subsidiaries and unconsolidated affiliates accounted for under the equity method is recorded as goodwill and is not subject to amortization. We had approximately $3.4 million of goodwill as of June 30, 2006 and December 31, 2005 which arose from a 2002 acquisition.
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
9. Stockholders’ Equity (Deficit)
Common Stock Repurchases
During the third quarter of 2004, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. During the six months ended June 30, 2006, we purchased approximately 0.4 million shares of our Class A common stock under this plan for approximately $11.7 million. During the second quarter of 2006, the Board of Directors extended the plan to expire on the earlier of December 31, 2006 or when an aggregate amount of $1.0 billion of stock has been purchased under the plan.
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
In 1999, the networks filed a Motion for Injunction and Contempt against DirecTV, Inc. related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled that lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels during 1999. We do not know if they adhered to this schedule.
During 2002, we reached private settlement agreements with ABC and NBC. During 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation. Over the eight year history of the litigation we have also reached settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original plaintiffs — FOX and the independent affiliate groups associated with each of the four networks.
Following an April 2003 trial, the Federal Court found that with one exception the distant network qualification procedures we utilized comply with the law. We promptly revised our procedures to comply with the District Court’s Order and have continued to use those procedures since that time. Although the broadcasters asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused.
The District Court did issue an injunction which would require us, among other things, to use a computer model to re-qualify all of our subscribers who receive ABC, NBC, CBS or FOX programming from a market other than the city in which the subscriber lives, and who are not subject to a prior settlement agreement. We do not believe compliance with that injunction would have a material impact on our business. The District Court’s decision was appealed. The Court of Appeals stayed our compliance with the injunction during the appeal process.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
In May 2006, the Court of Appeals granted the broadcasters’ appeal, overruling the District Court and concluding the statute requires a much broader injunction prohibiting us from providing distant network channels to any consumers. While we plan to request that the Supreme Court review and overturn the Court of Appeals’ decision, the likelihood we will be successful is very small.
The broadcasters did not claim monetary damages and none were awarded. The broadcasters were awarded approximately $4.8 million in attorneys’ fees in 2004. The amount of attorney fees for which we may be liable may be increased to include amounts expended by the plaintiffs subsequent to the trial, but would not be material to our business. However, the broadcasters are currently demanding that we pay them hundreds of millions of dollars as a condition to settlement of the litigation. The broadcasters are also demanding settlement conditions which would require the shut off of distant network channels to hundreds of thousands of consumers legally entitled to receive those services (absent the Court of Appeals decision), and which would likely cause widespread consumer anger. It is not possible to make an assessment of the probable outcome of any settlement negotiations.
In the event the Court of Appeals’ decision is upheld, and if we are unable to settle with the remaining plaintiffs, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. While the broadcasters have agreed to delay issuance of the injunction until September 11, 2006, we are likely to commence (but not complete) shut offs of distant network channels during the third quarter of 2006. Those shut offs could have a material impact on our results for the quarter. However, we cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. Our revenue from distant network channels is less than $5 per distant network subscriber per month. While less than one million of our subscribers purchase distant network channels from us, termination of distant network programming to those subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We would also be at a competitive disadvantage in the future, since the injunction would prohibit us from offering distant network channels that will be available to certain consumers through our competitors.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. At the same time, we requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case has been suspended pending resolution of the license defense and a trial date has not been set. We are awaiting a decision by the District Court regarding Thomson’s license defense and regarding whether it will hear our license defense. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
Broadcast Innovation, L.L.C.
In 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In August of 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the case pending reexamination. Our case remains stayed pending resolution of the Charter case.
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
Tivo, Inc.
During 2004, Tivo Inc. (“Tivo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas alleging that our satellite receivers equipped with digital video recorder technology infringe Tivo’s United States Patent No. 6,233,389 (the ‘389 patent). During April 2006, a jury concluded most of our digital video recorders infringe the ‘389 patent, that our infringement was willful, and awarded Tivo approximately $74.0 million in damages, plus interest for past infringement. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and whether to award attorney fees and interest.
As a result of our objection to Tivo’s demand to review certain privileged documents, the trial court judge prohibited us from mentioning during trial the non-infringement opinions we had obtained from outside counsel, and, allowed Tivo to tell the jury we never obtained such an opinion. On May 2, 2006, the Court of Appeals concluded that the District Court abused its discretion in requiring us to provide the privileged documents to Tivo. On July 5, 2006, the Court of Appeals denied Tivo’s petition for rehearing of that decision. While we believe this is a significant development, the extent to which this ruling will affect the jury verdict or the remainder of the case is not yet clear.
During July 2006, the trial judge heard additional testimony regarding, among other things: i) proposed “supplemental damages” for continued infringement from the date of the jury award through our appeal of the verdict (which could substantially exceed damages awarded to date); ii) Tivo’s request that we be required to disable the functionality of our digital video recorders in consumer homes; iii) Tivo’s request that we be prohibited from offering infringing digital video recorders to consumers in the future; and iv) our defenses of laches, estoppel and inequitable conduct. On July 24, 2006, we filed our request that the jury verdict be set aside by the judge and that a new trial be granted. It is not possible to predict when the matters to be determined by the judge will be resolved or the outcome of those issues. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we have requested that the trial judge stay the injunction pending our appeal, and we will make the same request to the Court of Appeals if the trial judge does not grant our request.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
We intend to continue our vigorous defense of this case and believe that, for a number of reasons, the verdict should be reversed either through post-trial motions or on appeal. However, there can be no assurance that a stay will be issued or that we will ultimately be successful in overturning the verdict. While we are working on modifications to our DVRs intended to avoid future infringement, there can be no assurance we will be successful. Absent such modifications, we may need to materially modify or eliminate certain user-friendly features that we currently offer to consumers and we could be forced to discontinue offering DVRs to our customers. In that event we would be at a disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
In accordance with Statement of Financial Accounting Standards No. 5: “Accounting for Contingencies” (“SFAS 5”), during the six months ended June 30, 2006, we recorded a total reserve of $88.2 million in “Tivo litigation expense” on our Condensed Consolidated Statements of Operations to reflect the jury verdict and estimated supplemental damages that may be awarded by the judge through June 30, 2006. The reserve does not include any amount for attorney fees and interest which might be awarded, for increased damages based on the finding of willfulness, or for supplemental damages subsequent to June 30, 2006 and consequently may increase substantially in future periods.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Tivo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the ‘685 patent), 6,208,804 (the ‘804 patent) and 6,173,112 (the ‘112 patent). These patents relate to digital video recorder (“DVR”) technology. Tivo filed requests for reexamination of the patents during May 2006. During July 2006 the case was stayed pending the reexamination process, which could take many years.
Acacia
In June 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. During April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. During June 2006, the Court held another Markman hearing on the ‘992 and ‘275 patents but has not yet issued a ruling. Another Markman hearing on the ‘863 and ‘720 patents is currently scheduled to occur in September 2006.
Acacia’s various patent infringement cases have been consolidated for pre-trial purposes in the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
Forgent
In July 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages. Trial is currently scheduled for May 2007 in Marshall, Texas.
Finisar Corporation
Finisar Corporation (“Finisar”) recently obtained a $100.0 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of their system infringe United States Patent No. 5,404,505 (the ‘505 patent).
On July 10, 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment (the “Complaint”) in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. We intend to vigorously defend our rights in this action. In the event that a Court ultimately determines that we infringe on this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. It is not possible to make an assessment of the probable outcome of this action or to determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action was stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process, and a specially appointed master agreed with the plaintiffs, recently recommending to the judge that our motion for summary judgment be denied, or that plaintiffs be permitted to conduct additional discovery. Plaintiffs also asked the Court to go beyond the scope of the special master’s recommendation, and further sanction us for the alleged discovery problems by entering judgment against EchoStar on the issue of liability, leaving only the issue of damages for trial. The judge has not yet considered the special master’s recommendation. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Enron Commercial Paper Investment Complaint
During October 2001, EchoStar received approximately $40.0 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Bank One
During 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in Ohio state court alleging breach of a duty to indemnify. The case was subsequently moved to federal court. Bank One alleges EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. The case is currently in discovery. A trial date has not been set. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Church Communications Network, Inc.
During 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama. CCN claimed approximately $20.0 million in actual damages, plus punitive damages for, among other things, alleged breaches of two contracts, and negligent, intentional and reckless misrepresentation. During March 2006, the Court granted summary judgment in our favor limiting CCN to one contract claim, and limiting damages to no more than $500,000, plus interest. During April 2006, we reached a settlement which did not have a material impact on our financial position or our results of operations during the three or six months ended June 30, 2006.
Vivendi
In January 2005, Vivendi Universal, S.A. (“Vivendi”) filed a breach of contract suit against us. During April 2005, the Court granted Vivendi’s motion for a preliminary injunction requiring that we carry a music-video channel during the pendency of the litigation. On May 23, 2006, the parties settled the litigation and Vivendi’s complaint was dismissed with prejudice. As part of the settlement, we agreed to continue to carry the music-video channel. The settlement amount did not have a material impact on our financial position or our results of operations during the three or six months ended June 30, 2006.
Riyad Alshuaibi
During 2002, Riyad Alshuaibi filed suit against Michael Kelly, one of our executive officers, Kelly Broadcasting Systems, Inc. (“KBS”), and EchoStar in the District Court of New Jersey. Plaintiff alleges breach of contract, breach of fiduciary duty, fraud, negligence, and unjust enrichment. Plaintiff claims that when KBS was acquired by us, Michael Kelly and KBS breached an alleged agreement with the plaintiff. During July 2006, plaintiff’s expert opined that plaintiff’s damages are in excess of $52.0 million. We deny the allegations and intend to vigorously defend against the claims. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Equipment leased to customers	$169,639	$101,129	$317,548	$183,416
Satellites	59,421	47,900	115,151	93,959
Furniture, fixtures, equipment and other	35,021	30,096	67,538	60,399
Identifiable intangible assets subject to amortization	9,172	10,800	18,343	20,692
Buildings and improvements	1,638	1,196	2,882	2,385

Total depreciation and amortization	$274,891	$191,121	$521,462	$360,851

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Revenue
DISH Network	$2,355,736	$2,038,362	$4,571,055	$3,988,088
ETC	77,333	38,630	131,025	90,188
All other	31,166	21,281	56,307	46,880
Eliminations	(5,546)	(2,787)	(9,992)	(5,670)

Total revenue	$2,458,689	$2,095,486	$4,748,395	$4,119,486

Net income (loss)
DISH Network	$156,303	$851,027	$296,781	$1,162,433
ETC	14,751	(3,542)	9,349	(5,079)
All other	(2,275)	8,042	9,930	15,697

Total net income (loss)	$168,779	$855,527	$316,060	$1,173,051

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
 (Unaudited)
13. Related Party
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming. During the six months ended June 30, 2006 and 2005, we purchased approximately $34.4 million and $86.3 million, respectively, of security access devices from NagraStar. As of June 30, 2006 and December 31, 2005, amounts payable to NagraStar totaled $1.6 million and $3.9 million, respectively. Additionally as of June 30, 2006, we were committed to purchase approximately $16.2 million of security access devices from NagraStar.
14. Subsequent Events
During May 2006, we and DirecTV agreed to jointly participate in the FCC Advanced Wireless Services (“AWS”) spectrum auction which commenced August 9, 2006 through Wireless DBS LLC (“Wireless DBS”), a jointly formed and funded entity. The auction is expected to continue for several weeks. In July 2006, we and DirecTV each paid a deposit of $486.3 million enabling Wireless DBS to bid on a significant portion of the licenses available through the auction. Any unused portion of the deposit will be returned to us following completion of the auction. It is not possible to determine at this time the amount that would be needed to purchase all of the licenses we are eligible to bid on at the auction, but that amount would be materially more than the deposit, and could require us to raise additional capital. In the event the companies do not agree whether or how much to bid for particular licenses, either company may cause Wireless DBS to proceed, provided it reimburses the other for the acquisition of such licenses. Based on discussions between the companies at the time of filing of this quarterly report, we believe this procedure will be used going forward. We are currently evaluating business plans and opportunities regarding the spectrum.

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
Development and implementation fees received from AT&T are being recognized in “Subscriber-related revenue” over the next several years. In order to estimate the amount recognized monthly, we first divide the number of subscribers activated during the month under the AT&T agreement by total estimated subscriber activations during the life of the contract. We then multiply this percentage by the total development and implementation fees received from AT&T. The resulting estimated amount is recognized monthly as revenue over the estimated average subscriber life.
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
Among other things, our “Subscriber-related revenue” will be impacted in a number of respects. Commencing in the fourth quarter 2005, new subscribers acquired under our revised AT&T agreement do not generate equipment sales, installation or other services revenue from AT&T. However, our programming services revenue is greater for subscribers acquired under the revised AT&T agreement.
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
Equipment sales. “Equipment sales” consist of sales of non-DISH Network digital receivers and related components by our ETC subsidiary to an international DBS service provider and by our EchoStar International Corporation (“EIC”) subsidiary to international customers. Effective the second quarter of 2006, we reclassified certain warranty and service related revenue from “Equipment sales” to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
“Equipment sales” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Equipment sales” does not include revenue from sales of equipment to AT&T.
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
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold by our ETC subsidiary to an international DBS service provider and by our EIC subsidiary to international customers. Effective the second quarter of 2006, we reclassified certain warranty and service related expenses from “Cost of sales — equipment” to “Subscriber-related expenses” and “Depreciation and amortization.” All prior period amounts were reclassified to conform to the current period presentation.
“Cost of sales — equipment” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales — equipment” does not include the costs from sales of equipment to AT&T.
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
As discussed above, equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures under the revised AT&T agreement. To the extent all other factors remain constant, this change will also cause increases in “Subscriber acquisition costs” and SAC. This will tend to negatively impact free cash flow in the short term if substantial additional subscribers are added through AT&T in the future, but we believe that free cash flow will improve over time since better operating margins are expected from those customers under the terms of the revised AT&T agreement. The historical negative impact on subscriber turnover from subscribers acquired pursuant to our agreement with AT&T declined under the revised AT&T agreement.
SAC. We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Prior to January 1, 2006, we calculated SAC for the period by dividing the amount of our expense line item “Subscriber acquisition costs” for the period, by our gross new DISH Network subscribers added during that period. Separately, we then disclosed our “Equivalent SAC” for the period by adding the value of equipment capitalized under our lease program for new subscribers, and other offsetting amounts, to our “Subscriber acquisition cost” expense line item prior to dividing by our gross new subscriber number. Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution, or MVPD, industry. Because our Equivalent SAC includes all of the costs of acquiring subscribers (i.e., subsidized and capitalized equipment), our management focuses on Equivalent SAC as the more comprehensive measure of how much we are spending to acquire new subscribers. As such, effective January 1, 2006, we began disclosing only “Equivalent SAC,” which we now refer to as SAC. SAC is now calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions. During the first quarter of 2006, we included in our calculation of SAC the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program, as described in that Form 10-Q. Effective the second quarter of 2006, our revised SAC calculation no longer includes these benefits. Instead, these benefits are separately disclosed. All prior period SAC calculations have been revised to conform to the current period calculation.
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
During April 2004, we acquired a C-band subscription television service business, the assets of which primarily consist of acquired customer relationships. Although we are converting some of these customer relationships from C-band subscription television services to our DISH Network DBS subscription television service, acquired C-band subscribers are not included in our DISH Network subscriber count unless they have also subscribed to our DISH Network DBS television service.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

	For the Three Months
	Ended June 30,		Variance
	2006	2005	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$2,324,761	$1,992,174	$332,587	16.7%
Equipment sales	114,742	79,269	35,473	44.8%
Other	19,186	24,043	(4,857)	(20.2%)

Total revenue	2,458,689	2,095,486	363,203	17.3%

Costs and Expenses:
Subscriber-related expenses	1,182,847	1,016,692	166,155	16.3%
% of Subscriber-related revenue	50.9%	51.0%
Satellite and transmission expenses	33,623	30,497	3,126	10.3%
% of Subscriber-related revenue	1.4%	1.5%
Cost of sales — equipment	84,456	58,646	25,810	44.0%
% of Equipment sales	73.6%	74.0%
Cost of sales — other	1,931	6,931	(5,000)	(72.1%)
Subscriber acquisition costs	373,239	344,964	28,275	8.2%
General and administrative	143,818	113,241	30,577	27.0%
% of Total revenue	5.8%	5.4%
Tivo litigation expense	14,243	—	14,243	N/M
Depreciation and amortization	274,891	191,121	83,770	43.8%

Total costs and expenses	2,109,048	1,762,092	346,956	19.7%

Operating income (loss)	349,641	333,394	16,247	4.9%

Other income (expense):
Interest income	31,501	10,253	21,248	N/M
Interest expense, net of amounts capitalized	(111,960)	(94,011)	(17,949)	19.1%
Other	(11,256)	31,186	(42,442)	N/M

Total other income (expense)	(91,715)	(52,572)	(39,143)	74.5%

Income (loss) before income taxes	257,926	280,822	(22,896)	(8.2%)
Income tax benefit (provision), net	(89,147)	574,705	(663,852)	N/M

Net income (loss)	$168,779	$855,527	$(686,748)	(80.3%)

Other Data:
DISH Network subscribers, as of period end (in millions)	12.460	11.455	1.005	8.8%

DISH Network subscriber additions, gross (in millions)	0.824	0.799	0.025	3.1%

DISH Network subscriber additions, net (in millions)	0.195	0.225	(0.030)	(13.3%)

Monthly churn percentage	1.70%	1.69%	0.01%	0.6%

Average revenue per subscriber (“ARPU”)	$62.71	$58.53	$4.18	7.1%

Average subscriber acquisition costs per subscriber (“SAC”)	$683	$692	$(9)	(1.3%)

EBITDA	$613,276	$555,701	$57,575	10.4%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of June 30, 2006, we had approximately 12.460 million DISH Network subscribers compared to approximately 11.455 million subscribers at June 30, 2005, an increase of approximately 8.8%. DISH Network added approximately 824,000 gross new subscribers for the three months ended June 30, 2006, compared to approximately 799,000 gross new subscribers during the same period in 2005, an increase of approximately 25,000 gross new subscribers. The increase in gross new subscribers resulted primarily from an increase in gross activations pursuant to our relationship with AT&T and, to a lesser extent, through an increase in gross activations through our other agency relationships. A substantial majority of our gross new subscriber additions are acquired through our equipment lease program.
DISH Network added approximately 195,000 net new subscribers for the three months ended June 30, 2006, compared to approximately 225,000 net new subscribers during the same period in 2005, a decrease of approximately 13.3%. This decrease was primarily the result of a slight increase in churn on a larger subscriber base. Even if percentage subscriber churn had remained constant or had moderately declined, increasing numbers of gross new subscribers are required to sustain net subscriber growth.
Our net new subscriber additions are negatively impacted when existing and new competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced DVRs, video on demand (“VOD”) services, and high definition (“HD”) television services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the internet.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.325 billion for the three months ended June 30, 2006, an increase of $332.6 million or 16.7% compared to the same period in 2005. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was approximately $62.71 during the three months ended June 30, 2006 and approximately $58.53 during the same period in 2005. The $4.18 or 7.1% increase in ARPU is primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, revenue from increased availability of standard and high definition local channels by satellite, and fees for DVRs. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T compared to the same period in 2005, and an increase in our free and discounted programming promotions. Our promotions to acquire new DISH Network subscribers often include free and/or discounted programming which negatively impacts ARPU. We provided standard definition local channels by satellite in 167 markets as of June 30, 2006 compared to 159 markets as of June 30, 2005. We began providing high definition local channels by satellite during 2006 and as of June 30, 2006, we offered high definition local channels by satellite in 24 markets.
Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. If we are unable to settle with the plaintiffs in the Florida network litigation, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. While the broadcasters have agreed to delay asking the District Court to issue an injunction until September 11, 2006, we are likely to commence (but not complete) shut offs of distant network channels during the third quarter of 2006. Those shut offs could have a material impact on our results for the quarter. However, we cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. Our revenue from distant network channels is less than $5 per distant network subscriber per month. While less than one million of our subscribers purchase distant network channels from us, termination of distant network programming to those subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment sales. For the three months ended June 30, 2006, “Equipment sales” totaled $114.7 million, an increase of $35.5 million or 44.8% compared to the same period during 2005. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider and non-DISH Network digital receivers sold to other international customers, partially offset by a decline in sales of DBS accessories domestically.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.183 billion during the three months ended June 30, 2006, an increase of $166.2 million or 16.3% compared to the same period in 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 50.9% and 51.0% of “Subscriber-related revenue” during the three months ended June 30, 2006 and 2005, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue,” and a decrease in costs associated with installation and other services related to our original agreement with AT&T. This decrease was partially offset by higher costs incurred in connection with our in-home service and call center operations.
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
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $33.6 million during the three months ended June 30, 2006, a $3.1 million or 10.3% increase compared to the same period in 2005. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer standard and high definition local channels by satellite, and an increase in certain operational costs associated with our capital leases of AMC-15 and AMC-16, partially offset by a non-recurring vendor credit. “Satellite and transmission expenses” totaled 1.4% and 1.5% of “Subscriber-related revenue” during the three months ended June 30, 2006 and 2005, respectively. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional standard and high definition local markets and other programming services are launched.
Cost of sales — equipment. “Cost of sales — equipment” totaled $84.5 million during the three months ended June 30, 2006, an increase of $25.8 million or 44.0% compared to the same period in 2005. This increase primarily resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider, an increase in the number of non-DISH Network digital receivers sold to international customers and higher 2006 charges for slow moving and obsolete inventory, partially offset by a decline in costs associated with sales of DBS accessories domestically. “Cost of sales — equipment” represented 73.6% and 74.0% of “Equipment sales,” during the three months ended June 30, 2006 and 2005, respectively. The decrease in the expense to revenue ratio principally related to an increase in margins on sales of non-DISH Network digital receivers and related components, partially offset by lower margins on DBS accessories and higher 2006 charges for slow moving and obsolete inventory.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $373.2 million for the three months ended June 30, 2006, an increase of $28.3 million or 8.2% compared to the same period in 2005. The increase in “Subscriber acquisition costs” was primarily attributable to an increase in gross new subscribers and a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we do not incur subscriber acquisition costs. This increase was also attributable to higher acquisition advertising and installation costs, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
SAC. SAC was approximately $683 during the three months ended June 30, 2006 compared to $692 during the same period in 2005, a decrease of $9, or 1.3%. This decrease was primarily attributable to reduced capital expenditures. The decrease was partially offset by a decline in the number of co-branded subscribers acquired under our original AT&T agreement, and higher installation costs. As previously discussed, the calculation of SAC for all prior periods has been revised to conform to the current year presentation.
Our principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new subscribers rather than selling systems to them at little or no cost. Upon termination of service, lease subscribers are required to return the leased equipment to us or be charged for the equipment. Leased equipment that is returned to us which we redeploy to new lease customers results in reduced capital expenditures, and thus reduced SAC.
The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the three months ended June 30, 2006 compared to the same period in 2005. During the three months ended June 30, 2006 and 2005, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $189.7 million and $208.2 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per receiver, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, and increased redeployment of equipment returned by disconnecting lease program subscribers. Any increases in capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended June 30, 2006 and 2005, these amounts totaled approximately $29.9 million and $20.7 million, respectively.
Several years ago, we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment. As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. We have also implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages. This technology should result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Since EchoStar X commenced commercial operation during the second quarter of 2006 and provided that other planned satellites are successfully deployed, this increased satellite capacity and our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. SAC will increase to the extent we subsidize those costs for new and existing subscribers. These increases may be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.

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
General and administrative expenses. “General and administrative expenses” totaled $143.8 million during the three months ended June 30, 2006, an increase of $30.6 million or 27.0% compared to the same period in 2005. “General and administrative expenses” represented 5.8% and 5.4% of “Total revenue” during the three months ended June 30, 2006 and 2005, respectively. The increase in “General and administrative expenses” and the ratio of those expenses to “Total revenue” was primarily attributable to increased personnel and benefit costs, including non-cash, stock-based compensation expense recorded related to the adoption of FAS 123(R), litigation costs and infrastructure expenses to support the growth of the DISH Network.
Tivo litigation expense. We recorded $14.2 million of additional “Tivo litigation expense” during the three months ended June 30, 2006. This amount may ultimately be increased or reduced (See Note 10 to our Condensed Consolidated Financial Statements).
Depreciation and amortization. “Depreciation and amortization” expense totaled $274.9 million during the three months ended June 30, 2006, an increase of $83.8 million or 43.8% compared to the same period in 2005. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites placed in service and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $31.5 million during the three months ended June 30, 2006, an increase of $21.2 million compared to the same period in 2005. This increase principally resulted from higher cash and marketable investment securities balances in 2006 as compared to 2005, and from higher total returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $112.0 million during the three months ended June 30, 2006, an increase of $17.9 million or 19.1% compared to the same period in 2005. This increase primarily resulted from a net increase in interest expense of approximately $16.5 million related to the issuance of the $1.5 billion 7 1/8% Senior Notes due 2016 and the redemption of our previously outstanding 9 1/8% Senior Notes due 2009 during 2006.
Other. “Other” expense totaled $11.3 million during the three months ended June 30, 2006, a decrease of $42.4 million compared to “Other” income of $31.2 million during the same period in 2005. The decrease primarily resulted from an approximate $9.4 million unrealized loss during 2006 and a $35.1 million unrealized gain during 2005 in the value of a non-marketable strategic investment accounted for at fair value. There can be no assurance that we will ultimately realize any unrealized gains on this, or any other non-marketable strategic investment.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $613.3 million during the three months ended June 30, 2006, an increase of $57.6 million or 10.4% compared to the same period in 2005. The increase in EBITDA was primarily attributable to changes in operating revenues and expenses and “Other” expense discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended June 30,
	2006	2005
	(In thousands)
EBITDA	$613,276	$555,701
Less:
Interest expense, net	80,459	83,758
Income tax provision (benefit), net	89,147	(574,705)
Depreciation and amortization	274,891	191,121

Net income (loss)	$168,779	$855,527

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
Income tax benefit (provision), net. Our income tax provision was $89.1 million during the three months ended June 30, 2006 compared to a benefit of $574.7 million during 2005. The income tax benefit for the three months ended June 30, 2005 included an approximate $673.8 million credit to our provision for income taxes resulting from the reversal of our recorded valuation allowance.

	For the Three Months
	Ended June 30,
	2006	2005
	(In thousands)
Adjusted income tax benefit (provision), net	$(89,147)	$(99,073)
Less:
Valuation allowance	—	(673,778)

Income tax benefit (provision), net	$(89,147)	$574,705

The decrease in the provision (excluding the 2005 deferred tax valuation allowance) is primarily related to the decrease in “Income (loss) before income taxes” and a decrease in the effective state tax rate during the three months ended June 30, 2006.
Net income (loss). Net income was $168.8 million during the three months ended June 30, 2006, a decrease of $686.8 million compared to $855.5 million for the same period in 2005. The decrease was primarily attributable to the 2005 reversal of our recorded valuation allowance for deferred tax assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

	For the Six Months
	Ended June 30,		Variance
	2006	2005	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$4,510,186	$3,888,328	$621,858	16.0%
Equipment sales	199,471	182,442	17,029	9.3%
Other	38,738	48,716	(9,978)	(20.5%)

Total revenue	4,748,395	4,119,486	628,909	15.3%

Costs and Expenses:
Subscriber-related expenses	2,280,489	2,013,909	266,580	13.2%
% of Subscriber-related revenue	50.6%	51.8%
Satellite and transmission expenses	72,365	63,853	8,512	13.3%
% of Subscriber-related revenue	1.6%	1.6%
Cost of sales — equipment	153,253	136,894	16,359	12.0%
% of Equipment sales	76.8%	75.0%
Cost of sales — other	3,295	15,812	(12,517)	(79.2%)
Subscriber acquisition costs	732,194	678,475	53,719	7.9%
General and administrative	273,265	226,064	47,201	20.9%
% of Total revenue	5.8%	5.5%
Tivo litigation expense	88,235	—	88,235	N/M
Depreciation and amortization	521,462	360,851	160,611	44.5%

Total costs and expenses	4,124,558	3,495,858	628,700	18.0%

Operating income (loss)	623,837	623,628	209	0.0%

Other income (expense):
Interest income	53,470	17,327	36,143	N/M
Interest expense, net of amounts capitalized	(241,567)	(184,374)	(57,193)	31.0%
Gain on insurance settlement	—	134,000	(134,000)	(100.0%)
Other	53,004	34,082	18,922	55.5%

Total other income (expense)	(135,093)	1,035	(136,128)	N/M

Income (loss) before income taxes	488,744	624,663	(135,919)	(21.8%)
Income tax benefit (provision), net	(172,684)	548,388	(721,072)	N/M

Net income (loss)	$316,060	$1,173,051	$(856,991)	(73.1%)

Other Data:
DISH Network subscribers, as of period end (in millions)	12.460	11.455	1.005	8.8%

DISH Network subscriber additions, gross (in millions)	1.618	1.599	0.019	1.2%

DISH Network subscriber additions, net (in millions)	0.420	0.550	(0.130)	(23.6%)

Monthly churn percentage	1.64%	1.57%	0.07%	4.5%

Average revenue per subscriber (“ARPU”)	$61.36	$57.81	$3.55	6.1%

Average subscriber acquisition costs per subscriber (“SAC”)	$690	$670	$20	3.0%

EBITDA	$1,198,303	$1,152,561	$45,742	4.0%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $4.510 billion for the six months ended June 30, 2006, an increase of $621.9 million or 16.0% compared to the same period in 2005. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per DISH Network subscriber was approximately $61.36 during the six months ended June 30, 2006 and approximately $57.81 during the same period in 2005. The $3.55 or 6.1% increase in ARPU is primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, revenue from increased availability of standard and high definition local channels by satellite, and fees for DVRs. This increase was partially offset by an increase in our free and discounted programming promotions and a decrease in revenues from installation and other services related to our original agreement with AT&T compared to the same period in 2005.
Equipment sales. For the six months ended June 30, 2006, “Equipment sales” totaled $199.5 million, an increase of $17.0 million or 9.3% compared to the same period during 2005. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider, partially offset by a decline in sales of DBS accessories domestically.
Subscriber-related expenses. “Subscriber-related expenses” totaled $2.280 billion during the six months ended June 30, 2006, an increase of $266.6 million or 13.2% compared to the same period in 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 50.6% and 51.8% of “Subscriber-related revenue” during the six months ended June 30, 2006 and 2005, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue.” The decrease was also attributable to lower subscriber retention costs, and a decline in costs associated with installation and other services related to our original agreement with AT&T. This decrease was partially offset by higher costs incurred in connection with our in-home service and call center operations.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $72.4 million during the six months ended June 30, 2006, an $8.5 million or 13.3% increase compared to the same period in 2005. This increase primarily resulted from higher operational costs associated with our capital leases of AMC-15 and AMC-16, an increase in our satellite lease payment obligations for AMC-2 and from commencement of service and operational costs associated with the increasing number of markets in which we offer standard and high definition local network channels by satellite. “Satellite and transmission expenses” totaled 1.6% of “Subscriber-related revenue” during each of the six months ended June 30, 2006 and 2005.
Cost of sales — equipment. “Cost of sales — equipment” totaled $153.3 million during the six months ended June 30, 2006, an increase of $16.4 million or 12.0% compared to the same period in 2005. This increase primarily resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider and higher 2006 charges for slow moving and obsolete inventory, partially offset by a decline in costs associated with sales of DBS accessories domestically. “Cost of sales — equipment” represented 76.8% and 75.0% of “Equipment sales,” during the six months ended June 30, 2006 and 2005, respectively. The increase in the expense to revenue ratio principally related to higher 2006 charges for slow moving and obsolete inventory, partially offset by an increase in margins on sales of non-DISH Network digital receivers and related components sold to an international DBS service provider.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $732.2 million for the six months ended June 30, 2006, an increase of $53.7 million or 7.9% compared to the same period in 2005. The increase in “Subscriber acquisition costs” was attributable to an increase in gross new subscribers and a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we do not incur subscriber acquisition costs. This increase was also attributable to higher acquisition advertising and installation costs, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
SAC. SAC was approximately $690 during the six months ended June 30, 2006 compared to $670 during the same period in 2005, an increase of $20, or 3.0%. This increase was primarily attributable to a decline in the number of co-branded subscribers acquired under our original AT&T agreement and higher acquisition advertising and installation costs. This increase was partially offset by reduced capital expenditures.
During the six months ended June 30, 2006 and 2005, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $384.5 million and $392.9 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per receiver, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, and increased redeployment of equipment returned by disconnecting lease program subscribers.
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the six months ended June 30, 2006 and 2005, these amounts totaled approximately $55.6 million and $40.1 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $273.3 million during the six months ended June 30, 2006, an increase of $47.2 million or 20.9% compared to the same period in 2005. “General and administrative expenses” represented 5.8% and 5.5% of “Total revenue” during the six months ended June 30, 2006 and 2005, respectively. The increase in “General and administrative expenses” and the ratio of those expenses to “Total revenue” was primarily attributable to increased personnel and benefit costs, including non-cash, stock-based compensation expense recorded related to the adoption of FAS 123(R), litigation costs and infrastructure expenses to support the growth of the DISH Network.
Tivo litigation expense. We recorded $88.2 million of “Tivo litigation expense” during the six months ended June 30, 2006 as a result of the jury verdict in the Tivo lawsuit. This amount may ultimately be increased or reduced (See Note 10 to our Condensed Consolidated Financial Statements).
Depreciation and amortization. “Depreciation and amortization” expense totaled $521.5 million during the six months ended June 30, 2006, an increase of $160.6 million or 44.5% compared to the same period in 2005. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites placed in service and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $53.5 million during the six months ended June 30, 2006, an increase of $36.1 million compared to the same period in 2005. This increase principally resulted from higher cash and marketable investment securities balances in 2006 as compared to 2005, and from higher total returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $241.6 million during the six months ended June 30, 2006, an increase of $57.2 million or 31.0% compared to the same period in 2005. This increase primarily resulted from a net increase in interest expense of approximately $29.0 million related to the issuance of the $1.5 billion 7 1/8% Senior Notes due 2016 and the redemption of our $442.0 million previously outstanding 9 1/8% Senior Notes due 2009 during 2006. In addition, during 2006, we incurred a prepayment premium and wrote-off debt issuance costs totaling approximately $22.9 million related to the redemption of the 9 1/8% Senior Notes.
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
Other. “Other” income totaled $53.0 million during the six months ended June 30, 2006, an increase of $18.9 million compared to $34.1 million during the same period in 2005. The increase primarily resulted from a $19.4 million gain on the exchange of a non-marketable investment for a publicly traded stock during the six months ended June 30, 2006.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.198 billion during the six months ended June 30, 2006, an increase of $45.7 million or 4.0% compared to the same period in 2005. EBITDA for the six months ended June 30, 2005 was favorably impacted by the $134.0 million “Gain on insurance settlement” and the six months ended June 30, 2006 was negatively impacted by the $88.2 million “Tivo litigation expense.” Absent these items, our EBITDA for the six months ended June 30, 2006 would have been $268.0 million, or 26.3%, higher than EBITDA for the comparable period in 2005. The increase in EBITDA (excluding these items) was primarily attributable to changes in operating revenues and expenses discussed above, and the net realized and unrealized gains on investments.
The following table reconciles EBITDA to the accompanying financial statements:

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)
EBITDA	$1,198,303	$1,152,561
Less:
Interest expense, net	188,097	167,047
Income tax provision (benefit), net	172,684	(548,388)
Depreciation and amortization	521,462	360,851

Net income (loss)	$316,060	$1,173,051

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
Income tax benefit (provision), net. Our income tax provision was $172.7 million during the six months ended June 30, 2006 compared to a benefit of $548.4 million during 2005. The income tax benefit for the six months ended June 30, 2005 included an approximate $779.3 million credit to our provision for income taxes resulting from the reversal of our recorded valuation allowance.

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)
Adjusted income tax benefit (provision), net	$(172,684)	$(230,874)
Less:
Valuation allowance	—	(779,262)

Income tax benefit (provision), net	$(172,684)	$548,388

The decrease in the provision (excluding the 2005 deferred tax valuation allowance) is primarily related to the decrease in “Income (loss) before income taxes” and a decrease in the effective state tax rate during the six months ended June 30, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Net income (loss). Net income was $316.1 million during the six months ended June 30, 2006, a decrease of $857.0 million compared to $1.173 billion for the same period in 2005. Net income for the six months ended June 30, 2005 was favorably impacted by the reversal of our recorded valuation allowance for deferred tax assets and the “Gain on insurance settlement.” The decrease was also attributable to the Tivo litigation charge in 2006 and the increase in “Interest expense, net of amounts capitalized.”
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of June 30, 2006 totaled $2.826 billion, including approximately $106.0 million of restricted cash and marketable investment securities, compared to $1.248 billion, including $67.1 million of restricted cash and marketable investment securities as of December 31, 2005. The $1.578 billion increase primarily resulted from our issuance on February 2, 2006 of $1.5 billion of 7 1/8% Senior Notes due 2016, together with cash flow generated from operations, partially offset by the redemption of our outstanding 9 1/8% Senior Notes due 2009 for approximately $442.0 million. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.
The following discussion highlights our free cash flow and cash flow activities during the six months ended June 30, 2006 compared to the same period in 2005.
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
Free cash flow was $539.2 million and $230.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase from 2005 to 2006 of approximately $308.6 million resulted from an increase in “Net cash flows from operating activities” of approximately $283.5 million and a decrease in “Purchases of property and equipment” of approximately $25.1 million. The increase in “Net cash flows from operating activities” during the six months ended June 30, 2006 was attributable to an increase of $145.2 million in net income after non-cash adjustments, and a $138.3 million increase in cash generated from changes in operating assets and liabilities. Non-cash adjustments to reconcile net income to “Net cash flows from operating activities” for the six months ended June 30, 2006 were $624.4 million compared to a negative $377.8 million for the same period in 2005. Non-cash adjustments for 2006 included an increase in depreciation expense of approximately $160.6 million attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites placed in service and other depreciable assets placed in service to support the DISH Network. Non-cash adjustments for 2005 included approximately $706.0 million related to an income tax valuation allowance reversal and an insurance settlement gain. Cash flow from changes in operating assets and liabilities was $210.5 million during the six months ended June 30, 2006 compared to $72.2 million for the same period in 2005. This increase principally resulted from increases in net accrued expenses, deferred revenue and other long-term liabilities, including the Tivo litigation charge, partially offset by an increase in accounts receivable. The 2006 decrease in “Purchases of property and equipment” was primarily attributable to higher spending for general expansion to support the growth of the DISH Network in 2005, partially offset by increased spending during 2006 for satellite construction and for equipment under our lease programs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)
Free cash flow	$539,213	$230,618
Add back:
Purchases of property and equipment	611,716	636,807

Net cash flows from operating activities	$1,150,929	$867,425

During the six months ended June 30, 2006 and 2005, free cash flow was significantly impacted by changes in operating assets and liabilities. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. If we are unable to settle with the plaintiffs in the Florida network litigation, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. While the broadcasters have agreed to delay asking the District Court to issue an injunction until September 11, 2006, we are likely to commence (but not complete) shut offs of distant network channels during the third quarter of 2006. Those shut offs could have a material impact on our results for the quarter. However, we cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. Our revenue from distant network channels is less than $5 per distant network subscriber per month. While less than one million of our subscribers purchase distant network channels from us, termination of distant network programming to those subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We would also be at a competitive disadvantage in the future, since the injunction would prohibit us from offering distant network channels that will be available to certain consumers through our competitors.
Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.
Subscriber Turnover
Our percentage monthly subscriber churn for the six months ended June 30, 2006 was approximately 1.64%, compared to our percentage subscriber churn for the same period in 2005 of approximately 1.57%. This increase was principally attributable to increased competition, programmer contract renewal disputes resulting in channel takedowns, and our February 2006 price increase, which impacted a greater number of customers than did our 2005 price increase. Our future subscriber churn may be negatively impacted by a number of additional factors, including but not limited to, an increase in competition from new technology entrants and increasingly complex products. Competitor bundling of high speed internet access with video and other communications products may contribute more significantly to churn over time as broadband delivery of video becomes integrated with traditional cable delivery. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower

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
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat theft of our service and maintain the functionality of active set-top boxes, we recently replaced the majority of our older generation smart cards with newer generation smart cards. This process was completed during the fourth quarter of 2005. The smart card replacement has not successfully resecured our system to date, but we are implementing software patches and other security measures to help secure our service. However, there can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost of card replacements could have a material adverse effect on our financial condition and results of operations.
The Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, required, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We now comply with the single dish obligations of SHVERA.
Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. If we are unable to settle with the plaintiffs in the Florida network litigation, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. While the broadcasters have agreed to delay asking the District Court to issue an injunction until September 11, 2006, we are likely to commence (but not complete) shut offs of distant network channels during the third quarter of 2006. Those shut offs could have a material impact on our results for the quarter. However, we cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. Our revenue from distant network channels is less than $5 per distant network subscriber per month. While less than one million of our subscribers purchase distant network channels from us, termination of distant network programming to those subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.
Subscriber Acquisition and Retention Costs
Our subscriber acquisition and retention costs can vary significantly from period to period, which can in turn cause significant variability to our net income (loss) and free cash flow between periods. Our “Subscriber acquisition costs,” SAC and “Subscriber-related expenses” may materially increase to the extent that we introduce more aggressive promotions in the future if we determine they are necessary to respond to competition, or for other reasons.
During the six months ended June 30, 2006, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to the same period in 2005. The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would cease to benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Several years ago, we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment. As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. We have also implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages. This technology should result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Since EchoStar X commenced commercial operation during the second quarter of 2006 and provided that other planned satellites are successfully deployed, this increased satellite capacity and our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. SAC will increase to the extent we subsidize those costs for new and existing subscribers. These increases may be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
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
Obligations and Future Capital Requirements
The future maturities of our operating leases and purchase obligations did not change materially during the six months ended June 30, 2006. Our satellite-related obligations decreased to approximately $2.710 billion during the six months ended June 30, 2006 as a result of payments during the period, partially offset by construction costs of an additional satellite.
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
amount of capital required will also depend on the levels of investment necessary to support possible strategic initiatives including our plans to expand the number of local markets where we offer HD channels. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of general economic downturn, among other factors. These factors could require that we raise additional capital in the future.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of June 30, 2006, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $2.826 billion. Of that amount, a total of approximately $2.589 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2006 of approximately 5.0%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $10.8 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At June 30, 2006, all of the $2.589 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of June 30, 2006, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $231.6 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $23.2 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — Continued
As of June 30, 2006, we had unrealized gains net of related tax effect of approximately $17.5 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the six months ended June 30, 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. During the six months ended June 30, 2006, we realized net gains on sales of marketable and non-marketable investment securities of approximately $78.1 million. Realized gains and losses are accounted for on the specific identification method. During the six months ended June 30, 2006, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of June 30, 2006, we had $206.2 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $91.8 million is accounted for under the cost method. During the six months ended June 30, 2006, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in non-public preferred stock and convertible debt of a public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The investment is convertible into the issuer’s common shares. During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and have determined that we now have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of our investment under the equity method of accounting. We recorded $73.7 million of goodwill to account for the amount by which the carrying value of our investment in the issuer’s common stock exceeds the value of our portion of the underlying balance sheet equity of the investee. This goodwill is included as part of the total equity investment in “Other non-current assets, net” as of June 30, 2006.
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
As of June 30, 2006, we estimated the fair value of our variable and fixed-rate debt, mortgages and other notes payable to be approximately $6.326 billion using quoted market prices where available. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $200.3 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2006, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $41.4 million.
In general, we have not used derivative financial instruments for hedging or speculative purposes.

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
In 1999, the networks filed a Motion for Injunction and Contempt against DirecTV, Inc. related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled that lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels during 1999. We do not know if they adhered to this schedule.
During 2002, we reached private settlement agreements with ABC and NBC. During 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation. Over the eight year history of the litigation we have also reached settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original plaintiffs — FOX and the independent affiliate groups associated with each of the four networks.
Following an April 2003 trial, the Federal Court found that with one exception the distant network qualification procedures we utilized comply with the law. We promptly revised our procedures to comply with the District Court’s Order and have continued to use those procedures since that time. Although the broadcasters asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused.
The District Court did issue an injunction which would require us, among other things, to use a computer model to re-qualify all of our subscribers who receive ABC, NBC, CBS or FOX programming from a market other than the city in which the subscriber lives, and who are not subject to a prior settlement agreement. We do not believe compliance with that injunction would have a material impact on our business. The District Court’s decision was appealed. The Court of Appeals stayed our compliance with the injunction during the appeal process.
In May 2006, the Court of Appeals granted the broadcasters’ appeal, overruling the District Court and concluding the statute requires a much broader injunction prohibiting us from providing distant network channels to any consumers. While we plan to request that the Supreme Court review and overturn the Court of Appeals’ decision, the likelihood we will be successful is very small.
The broadcasters did not claim monetary damages and none were awarded. The broadcasters were awarded approximately $4.8 million in attorneys’ fees in 2004. The amount of attorney fees for which we may be liable may be increased to include amounts expended by the plaintiffs subsequent to the trial, but would not be material to our business. However, the broadcasters are currently demanding that we pay them hundreds of millions of dollars as a condition to settlement of the litigation. The broadcasters are also demanding settlement conditions which would require the shut off of distant network channels to hundreds of thousands of consumers legally entitled to receive those services (absent the Court of Appeals decision), and which would likely cause widespread consumer anger. It is not possible to make an assessment of the probable outcome of any settlement negotiations.
In the event the Court of Appeals’ decision is upheld, and if we are unable to settle with the remaining plaintiffs, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. While the broadcasters have agreed to delay issuance of the injunction until September 11, 2006, we are likely to commence (but not

PART II — OTHER INFORMATION
complete) shut offs of distant network channels during the third quarter of 2006. Those shut offs could have a material impact on our results for the quarter. However, we cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. Our revenue from distant network channels is less than $5 per distant network subscriber per month. While less than one million of our subscribers purchase distant network channels from us, termination of distant network programming to those subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We would also be at a competitive disadvantage in the future, since the injunction would prohibit us from offering distant network channels that will be available to certain consumers through our competitors.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. At the same time, we requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case has been suspended pending resolution of the license defense and a trial date has not been set. We are awaiting a decision by the District Court regarding Thomson’s license defense and regarding whether it will hear our license defense. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In August of 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the case pending reexamination. Our case remains stayed pending resolution of the Charter case.
We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to

PART II — OTHER INFORMATION
consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Tivo, Inc.
During 2004, Tivo Inc. (“Tivo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas alleging that our satellite receivers equipped with digital video recorder technology infringe Tivo’s United States Patent No. 6,233,389 (the ‘389 patent). During April 2006, a jury concluded most of our digital video recorders infringe the ‘389 patent, that our infringement was willful, and awarded Tivo approximately $74.0 million in damages, plus interest for past infringement. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and whether to award attorney fees and interest.
As a result of our objection to Tivo’s demand to review certain privileged documents, the trial court judge prohibited us from mentioning during trial the non-infringement opinions we had obtained from outside counsel, and, allowed Tivo to tell the jury we never obtained such an opinion. On May 2, 2006, the Court of Appeals concluded that the District Court abused its discretion in requiring us to provide the privileged documents to Tivo. On July 5, 2006, the Court of Appeals denied Tivo’s petition for rehearing of that decision. While we believe this is a significant development, the extent to which this ruling will affect the jury verdict or the remainder of the case is not yet clear.
During July 2006, the trial judge heard additional testimony regarding, among other things: i) proposed “supplemental damages” for continued infringement from the date of the jury award through our appeal of the verdict (which could substantially exceed damages awarded to date); ii) Tivo’s request that we be required to disable the functionality of our digital video recorders in consumer homes; iii) Tivo’s request that we be prohibited from offering infringing digital video recorders to consumers in the future; and iv) our defenses of laches, estoppel and inequitable conduct. On July 24, 2006, we filed our request that the jury verdict be set aside by the judge and that a new trial be granted. It is not possible to predict when the matters to be determined by the judge will be resolved or the outcome of those issues. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we have requested that the trial judge stay the injunction pending our appeal, and we will make the same request to the Court of Appeals if the trial judge does not grant our request.
We intend to continue our vigorous defense of this case and believe that, for a number of reasons, the verdict should be reversed either through post-trial motions or on appeal. However, there can be no assurance that a stay will be issued or that we will ultimately be successful in overturning the verdict. While we are working on modifications to our DVRs intended to avoid future infringement, there can be no assurance we will be successful. Absent such modifications, we may need to materially modify or eliminate certain user-friendly features that we currently offer to consumers and we could be forced to discontinue offering DVRs to our customers. In that event we would be at a disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
In accordance with Statement of Financial Accounting Standards No. 5: “Accounting for Contingencies” (“SFAS 5”), during the six months ended June 30, 2006, we recorded a total reserve of $88.2 million in “Tivo litigation expense” on our Condensed Consolidated Statements of Operations to reflect the jury verdict and estimated supplemental damages that may be awarded by the judge through June 30, 2006. The reserve does not include any amount for attorney fees and interest which might be awarded, for increased damages based on the finding of willfulness, or for supplemental damages subsequent to June 30, 2006 and consequently may increase substantially in future periods.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Tivo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the ‘685 patent), 6,208,804 (the ‘804 patent) and 6,173,112 (the ‘112 patent). These patents relate to digital video recorder (“DVR”) technology. Tivo filed requests for reexamination of the patents during May 2006. During July 2006 the case was stayed pending the reexamination process, which could take many years.

PART II — OTHER INFORMATION
Acacia
In June 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. During April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. During June 2006, the Court held another Markman hearing on the ‘992 and ‘275 patents but has not yet issued a ruling. Another Markman hearing on the ‘863 and ‘720 patents is currently scheduled to occur in September 2006.
Acacia’s various patent infringement cases have been consolidated for pre-trial purposes in the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Forgent
In July 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages. Trial is currently scheduled for May 2007 in Marshall, Texas.
Finisar Corporation
Finisar Corporation (“Finisar”) recently obtained a $100.0 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of their system infringe United States Patent No. 5,404,505 (the ‘505 patent).
On July 10, 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment (the “Complaint”) in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. We intend to vigorously defend our rights in this action. In the event that a Court ultimately determines that we infringe on this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. It is not possible to make an assessment of the probable outcome of this action or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action was stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process, and a specially appointed master agreed with the plaintiffs, recently recommending to the judge that our motion for summary judgment be denied, or that plaintiffs be permitted to conduct additional discovery. Plaintiffs also asked the Court to go beyond the scope of the special master’s recommendation, and further sanction us for the alleged discovery problems by entering judgment against EchoStar on the issue of liability, leaving only the issue of damages for trial. The judge has not yet considered the special master’s recommendation. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Enron Commercial Paper Investment Complaint
During October 2001, EchoStar received approximately $40.0 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Bank One
During 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in Ohio state court alleging breach of a duty to indemnify. The case was subsequently moved to federal court. Bank One alleges EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. The case is currently in discovery. A trial date has not been set. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
Church Communications Network, Inc.
During 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama. CCN claimed approximately $20.0 million in actual damages, plus punitive damages for, among other things, alleged breaches of two contracts, and negligent, intentional and reckless misrepresentation. During March 2006, the Court granted summary judgment in our favor limiting CCN to one contract claim, and limiting damages to no more than $500,000, plus interest. During April 2006, we reached a settlement which did not have a material impact on our financial position or our results of operations during the three or six months ended June 30, 2006.
Vivendi
In January 2005, Vivendi Universal, S.A. (“Vivendi”) filed a breach of contract suit against us. During April 2005, the Court granted Vivendi’s motion for a preliminary injunction requiring that we carry a music-video channel during the pendency of the litigation. On May 23, 2006, the parties settled the litigation and Vivendi’s complaint

PART II — OTHER INFORMATION
was dismissed with prejudice. As part of the settlement, we agreed to continue to carry the music-video channel. The settlement amount did not have a material impact on our financial position or our results of operations during the three or six months ended June 30, 2006.
Riyad Alshuaibi
During 2002, Riyad Alshuaibi filed suit against Michael Kelly, one of our executive officers, Kelly Broadcasting Systems, Inc. (“KBS”), and EchoStar in the District Court of New Jersey. Plaintiff alleges breach of contract, breach of fiduciary duty, fraud, negligence, and unjust enrichment. Plaintiff claims that when KBS was acquired by us, Michael Kelly and KBS breached an alleged agreement with the plaintiff. During July 2006, plaintiff’s expert opined that plaintiff’s damages are in excess of $52.0 million. We deny the allegations and intend to vigorously defend against the claims. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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
TV networks oppose our strategy of delivering distant network signals, and we could be prohibited from selling distant network channels.
We are party to a lawsuit in which the FOX Broadcasting Company (“FOX”) network and the independent affiliate groups associated with each of the four major broadcast networks have, among other things, attempted to enjoin us from selling distant network programming.
We suffered a setback in this lawsuit during May 2006, when the Court of Appeals interpreted the statute in question to prohibit us from providing distant network channels to any consumers. While we plan to request that the Supreme Court review and overturn the Court of Appeals’ decision, the likelihood we will be successful is very small.
In the event the Court of Appeals’ decision is upheld, and if we are unable to settle with the remaining plaintiffs, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. While the broadcasters have agreed to delay issuance of the injunction until September 11, 2006, we are likely to commence (but not complete) shut offs of distant network channels during the third quarter of 2006. Those shut offs could have a material impact on our results for the quarter. However, we cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. Our revenue from distant network channels is less than $5 per distant network subscriber per month. While less than one million of our subscribers purchase distant network channels from us, termination of distant network programming to those subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We would also be at a competitive disadvantage in the future, since the injunction would prohibit us from offering distant network channels that will be available to certain consumers through our competitors.
Please see our more detailed discussion of this lawsuit under “Distant Network Litigation” in Item 1. “Legal Proceedings” above.

PART II — OTHER INFORMATION
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
On April 13, 2006, a jury determined that we willfully infringed Tivo’s patent, awarding approximately $74.0 million in damages. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and to award attorneys fees and interest to Tivo. Tivo has also sought “supplemental damages” from the judge (which could substantially exceed damages awarded to date), for the period from the date of the jury award through our appeal of the verdict and an injunction against future infringement.
While the jury phase of the trial is complete, the judge has yet to rule on foregoing matters and our equitable defenses. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we have requested that the trial judge stay the injunction pending our appeal, and we will make the same request to the Court of Appeals if the trial judge does not grant our request.
We intend to continue our vigorous defense of this case. However, there can be no assurance that a stay will be issued or that we will ultimately be successful in overturning the verdict. While we are working on modifications to our DVRs intended to avoid future infringement, there can be no assurance we will be successful. Absent such modifications, we may need to materially modify or eliminate certain user-friendly features that we currently offer to consumers and we could be forced to discontinue offering DVRs to our customers. In that event we would be at a disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
In accordance with Statement of Financial Accounting Standards No. 5: “Accounting for Contingencies” (“SFAS 5”), during the six months ended June 30, 2006, we recorded a total reserve of $88.2 million in “Tivo litigation expense” on our Condensed Consolidated Statements of Operations to reflect the jury verdict and estimated supplemental damages that may be awarded by the judge through June 30, 2006. The reserve does not include any amount for attorney fees and interest which might be awarded, for increased damages based on the finding of willfulness, or for supplemental damages subsequent to June 30, 2006 and consequently may increase substantially in future periods.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2006 through July 31, 2006.

	Total		Total Number of	Maximum Approximate
	Number of		Shares Purchased as	Dollar Value of Shares
	Shares	Average	Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 — January 31, 2006	342,445	$27.22	342,445	$628,167
February 1 — February 28, 2006	86,737	$27.17	86,737	$625,811
March 1 — March 31, 2006	—	$—	—	$625,811
April 1 — April 30, 2006	—	$—	—	$625,811
May 1 — May 31, 2006	—	$—	—	$625,811
June 1 — June 30, 2006	—	$—	—	$625,811
July 1 — July 31, 2006	—	$—	—	$625,811

Total	429,182	$27.21	429,182	$625,811

(a)	During the period from January 1, 2006 through July 31, 2006 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. Prior to 2006, we purchased a total of 13.2 million shares for a total of $362.5 million. During the second quarter of 2006, our Board of Directors approved extending this repurchase program to expire on the earlier of December 31, 2006 or when an aggregate amount of $1.0 billion of stock has been purchased. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. As part of our repurchase program, a Rule 10b5-1 trading plan that we had entered into on September 1, 2004 expired on June 30, 2006. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were voted upon at the annual meeting of our shareholders held on May 11, 2006:
a.	The election of James DeFranco, Michael T. Dugan, Cantey Ergen, Charles W. Ergen, Steven R. Goodbarn, Gary S. Howard, David K. Moskowitz, Tom A. Ortolf, C. Michael Schroeder and Carl E. Vogel as directors to serve until the 2007 annual meeting of shareholders;

b.	Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006;

c.	Amend and restate the 2001 Non-employee Director Stock Option Plan; and

d.	Amend and restate the Employee Stock Purchase Plan.
All matters voted on at the annual meeting were approved. The voting results were as follows:

		Votes
		Against/		Broker
	For	Withheld	Abstain	Non-Votes
Election as directors:
James DeFranco	2,529,370,850	37,787,439	—	—
Michael T. Dugan	2,529,167,513	37,990,776	—	—
Cantey Ergen	2,529,153,794	38,004,495	—	—
Charles W. Ergen	2,529,645,276	37,513,013	—	—
Steven R. Goodbarn	2,557,190,175	9,968,114	—	—
Gary S. Howard	2,557,303,250	9,855,039	—	—
David K. Moskowitz	2,529,166,558	37,991,731	—	—
Tom A. Ortolf	2,556,965,440	10,192,849	—	—
C. Michael Schroeder	2,557,191,040	9,967,249	—	—
Carl E. Vogel	2,530,521,968	36,636,321	—	—

Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006	2,566,874,637	235,659	47,993	—

Amend and Restate the 2001 Non-Employee Director Stock Option Plan	2,463,153,559	80,473,442	192,027	23,339,261

Amend and Restate the Employee Stock Purchase Plan	2,518,975,305	24,652,710	191,016	23,339,258

PART II — OTHER INFORMATION
Item 6. EXHIBITS
(a) Exhibits.
31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

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
Date: August 9, 2006

EXHIBIT INDEX
31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.