Form 10-Q
period 2006-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 2006-11-07
CIK 1001082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, the Registrant’s outstanding common stock consisted of 206,559,116 shares of Class A common stock and 238,435,208 Shares of Class B common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; our competitors are increasingly offering bundled television and high speed internet access services that consumers may find attractive and which are likely to further increase competition;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals are subject to theft and will continue to be in the future; theft of service could cause us to lose subscribers and revenue and could increase in the future, resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on the Telecommunications Act of 1996 as Amended (“Communications Act”) and Federal Communications Commission (“FCC”) program access rules to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	if we are unable to protect access to distant network channels through judicial, legislative or other avenues, we will be required by December 1, 2006 to shut off those channels to all of our approximately 900,000 customers who currently subscribe to that programming, and we would be prohibited from offering distant network channels to new subscribers in the future. This would reduce our competitiveness in the market, and would result, among other things, in a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn;

•	absent reversal of the jury verdict in our Tivo patent infringement case, and if we are unable to successfully implement alternative technology, we will be required to pay substantial damages as well as materially modify or eliminate certain user-friendly digital video recorder features that we currently offer to consumers, and we could be forced to discontinue offering digital video recorders to our customers completely, any of which could have an adverse affect on our business;

•	if our EchoStar X satellite experienced a significant failure we could lose the ability to deliver local network channels in many markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

i

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we depend on telecommunications providers, independent retailers and others to solicit orders for DISH network services. Certain of these providers account for a significant percentage of our total new subscriber acquisitions. If we are unable to continue our arrangements with these resellers, we cannot guarantee that we would be able to obtain other sales agents, thus adversely affecting our business;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2005, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
ii

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,755,287	$615,669
Marketable investment securities	1,032,946	565,691
Trade accounts receivable, net of allowance for uncollectible accounts of $12,759 and $11,523, respectively	582,877	478,414
Inventories, net (Note 4)	268,125	221,329
Current deferred tax assets	410,435	397,076
Other current assets	142,472	118,866

Total current assets	4,192,142	2,397,045
Restricted cash and marketable investment securities	197,411	67,120
Property and equipment, net of accumulated depreciation of $2,673,844 and $2,124,298, respectively	3,647,649	3,514,539
FCC authorizations	748,101	748,287
Long-term deferred tax assets	—	206,146
Intangible assets, net (Note 7)	199,135	226,650
Other noncurrent assets, net	367,140	250,423

Total assets	$9,351,578	$7,410,210

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$299,054	$239,788
Deferred revenue and other	837,013	757,484
Accrued programming	786,716	681,500
Other accrued expenses	535,237	434,829
Current portion of capital lease and other long-term obligations	37,878	36,470

Total current liabilities	2,495,898	2,150,071

Long-term obligations, net of current portion:
5 3/4% Convertible Subordinated Notes due 2008	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 8)	—	441,964
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008 (Note 14)	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016 (Note 8)	1,500,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion	414,407	431,867
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	281,161	227,932

Total long-term obligations, net of current portion	7,220,568	6,126,763

Total liabilities	9,716,466	8,276,834

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 251,551,675 and 250,052,516 shares issued, 206,538,875 and 205,468,898 shares outstanding, respectively	2,516	2,501
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,905,296	1,860,774
Accumulated other comprehensive income (loss)	17,230	4,030
Accumulated earnings (deficit)	(931,261)	(1,386,937)
Treasury stock, at cost	(1,361,053)	(1,349,376)

Total stockholders’ equity (deficit)	(364,888)	(866,624)

Total liabilities and stockholders’ equity (deficit)	$9,351,578	$7,410,210

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue:
Subscriber-related revenue	$2,373,888	$2,010,441	$6,884,074	$5,898,769
Equipment sales	74,803	95,875	274,274	278,317
Other	22,675	21,905	61,413	70,621

Total revenue	2,471,366	2,128,221	7,219,761	6,247,707

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 11)	1,220,026	997,473	3,500,515	3,011,382
Satellite and transmission expenses (exclusive of depreciation shown below — Note 11)	36,542	34,239	108,907	98,092
Cost of sales — equipment	58,809	68,763	212,062	205,657
Cost of sales — other	2,093	4,811	5,388	20,623
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 11)	34,634	23,641	113,772	95,080
Other subscriber promotion subsidies	342,864	330,690	895,055	855,540
Subscriber acquisition advertising	61,329	48,234	162,194	130,420

Total subscriber acquisition costs	438,827	402,565	1,171,021	1,081,040
General and administrative	135,366	116,250	408,631	342,314
Tivo litigation expense (Note 10)	1,442	—	89,677	—
Depreciation and amortization (Note 11)	296,451	212,236	817,913	573,087

Total costs and expenses	2,189,556	1,836,337	6,314,114	5,332,195

Operating income (loss)	281,810	291,884	905,647	915,512

Other income (expense):
Interest income	33,884	12,668	87,354	29,995
Interest expense, net of amounts capitalized	(112,795)	(94,022)	(354,362)	(278,396)
Gain on insurance settlement	—	—	—	134,000
Other	1,361	7,342	54,365	41,424

Total other income (expense)	(77,550)	(74,012)	(212,643)	(72,977)

Income (loss) before income taxes	204,260	217,872	693,004	842,535
Income tax benefit (provision), net	(64,644)	(9,008)	(237,328)	539,380

Net income (loss)	$139,616	$208,864	$455,676	$1,381,915

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	444,899	451,732	444,478	453,358

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	446,396	483,792	452,782	485,536

Net income (loss) per share:
Basic net income (loss)	$0.31	$0.46	$1.03	$3.05

Diluted net income (loss)	$0.31	$0.46	$1.02	$2.92

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$455,676	$1,381,915
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	817,913	573,087
Equity in losses (earnings) of affiliates	4,450	(385)
Realized and unrealized losses (gains) on investments	(67,178)	(46,567)
Gain on insurance settlement	—	(134,000)
Non-cash, stock-based compensation recognized	13,153	—
Deferred tax expense (benefit)	194,163	(569,214)
Amortization of debt discount and deferred financing costs	7,392	4,734
Other, net	(2,697)	3,919
Change in noncurrent assets	(10,263)	6,845
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	23,870	(29,197)
Changes in current assets and current liabilities, net	272,372	180,882

Net cash flows from operating activities	1,708,851	1,372,019

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,472,423)	(553,793)
Sales and maturities of marketable investment securities	934,254	462,490
Purchases of property and equipment	(988,595)	(951,994)
Proceeds from insurance settlement	—	240,000
Change in restricted cash and marketable investment securities	(35,498)	(16,677)
FCC auction deposits	—	(4,245)
Purchase of technology-based intangibles	—	(25,500)
Purchase of strategic investments included in noncurrent assets and other	(24,636)	(25,402)

Net cash flows from investing activities	(1,586,898)	(875,121)

Cash Flows From Financing Activities:
Redemption and repurchase of 9 1/8% Senior Notes due 2009, respectively	(441,964)	(4,189)
Issuance of 7 1/8% Senior Notes due 2016	1,500,000	—
Deferred debt issuance costs	(7,500)	—
Class A common stock repurchases	(11,677)	(152,464)
Repayment of capital lease obligations, mortgages and other notes payable	(31,051)	(41,467)
Proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	9,857	9,184

Net cash flows from financing activities	1,017,665	(188,936)

Net increase (decrease) in cash and cash equivalents	1,139,618	307,962
Cash and cash equivalents, beginning of period	615,669	704,560

Cash and cash equivalents, end of period	$1,755,287	$1,012,522

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$266,088	$222,244

Capitalized interest	$6,067	$5,264

Cash received for interest	$46,222	$23,981

Cash paid for income taxes	$29,788	$8,280

Employee benefits paid in Class A common stock	$22,098	$13,055

Satellites financed under capital lease obligations	$—	$191,950

Satellite and other vendor financing	$15,000	$1,940

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All prior period amounts were reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2006 were increased by prior period adjustments totaling approximately $8.9 million and $19.3 million, respectively, primarily related to income tax benefits.
Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities, we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46-R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$139,616	$208,864	$455,676	$1,381,915
Foreign currency translation adjustments	924	(101)	4,358	(694)
Unrealized holding gains (losses) on available-for-sale securities	(7,709)	(1,222)	14,822	(43,161)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(273)	(5,235)	(408)	(5,251)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	2,646	2,260	(5,572)	(1,179)

Comprehensive income (loss)	$135,204	$204,566	$468,876	$1,331,630

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
The potential dilution from our subordinated notes convertible into common stock was computed using the “if converted” method. The potential dilution from stock options exercisable into common stock and non-performance based rights to receive Class A common stock (“Restricted Share Units”) was computed using the treasury stock method based on the average market value of our Class A common stock for each period presented. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$139,616	$208,864	$455,676	$1,381,915
Interest on subordinated notes convertible into common shares, net of related tax effect	117	11,537	7,354	34,611

Numerator for diluted net income (loss) per common share	$139,733	$220,401	$463,030	$1,416,526

Denominator:
Denominator for basic net income (loss) per common share – weighted-average common shares outstanding	444,899	451,732	444,478	453,358
Dilutive impact of options and restricted share units outstanding	1,098	1,695	1,039	1,813
Dilutive impact of subordinated notes convertible into common shares	399	30,365	7,265	30,365

Denominator for diluted net income (loss) per share – weighted-average diluted common shares outstanding	446,396	483,792	452,782	485,536

Net income (loss) per share:
Basic net income (loss)	$0.31	$0.46	$1.03	$3.05

Diluted net income (loss)	$0.31	$0.46	$1.02	$2.92

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011	399	399	399	399
During the three months ended September 30, 2006 and 2005, there were options to purchase approximately 10.4 million and 8.0 million shares outstanding, respectively, that are not included in the above denominator as their effect is antidilutive. Further, during the nine months ended September 30, 2006 and 2005, there were options to purchase approximately 10.6 million and 8.0 million shares outstanding, respectively, that are not included in the above denominator as their effect is antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our long term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	As of
	September 30,
	2006	2005
	(In thousands)
Performance based options	11,210	11,407
Restricted Performance Units	711	548

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
New Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our financial position and results of operations.
3. Stock-Based Compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (R) (As Amended), “Share-Based Payment” (“SFAS 123(R)”) which (i) revises Statement of Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions. Effective January 1, 2006, we adopted SFAS 123(R) under the modified prospective method.
Total non-cash, stock-based compensation expense, net of related tax effect, for the three and nine months ended September 30, 2006 was $3.4 million and $8.2 million, respectively, and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans, as follows:

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(In thousands)
Subscriber-related	$162	$417
Satellite and transmission	94	243
General and administrative	3,098	7,529

Total non-cash, stock based compensation	$3,354	$8,189

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands)
Net income (loss), as reported	$208,864	$1,381,915
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,260)	(10,585)

Pro forma net income (loss)	$205,604	$1,371,330

Basic income (loss) per share, as reported	$0.46	$3.05

Diluted income (loss) per share, as reported	$0.46	$2.92

Pro forma basic income (loss) per share	$0.46	$3.02

Pro forma diluted income (loss) per share	$0.45	$2.90

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.49%	4.18%	4.70%	3.95%
Volatility factor	25.02%	25.66%	25.03%	26.32%
Expected term of options in years	6.1	6.4	6.2	6.4
Weighted-average fair value of options granted	$11.60	$10.57	$11.25	$10.64
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
Stock Incentive Plans
We have adopted stock incentive plans to attract and retain officers, directors and key employees. As of September 30, 2006, we had 65.6 million shares of our Class A common stock authorized for awards under our Stock Incentive Plans. In general, stock options granted through September 30, 2006 have included exercise prices not less than the market value of our Class A common stock at the date of grant and a maximum term of ten years. While historically our Board of Directors has issued options that vest at the rate of 20% per year, some option grants have been immediately vested.
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
Options to purchase 5.9 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 5.3 million shares pursuant to the 2005 LTIP were outstanding as of September 30, 2006. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.72 under our 1999 LTIP and $29.76 under our 2005 LTIP. The weighted-average fair value of the options granted during the three and nine months ended September 30, 2006 pursuant to the 2005 LTIP plan was $15.54 and $15.36, respectively. Further, pursuant to the 2005 LTIP, there were also 711,132 outstanding Restricted Performance Units as of September 30, 2006 with a weighted-average grant date fair value of $30.05. Vesting of these options and Restricted Performance Units is contingent upon meeting certain long-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three and nine months ended September 30, 2006 related to these long-term options and Restricted Performance Units. We will record the related compensation when achievement of the performance goals is probable, if ever. In accordance with SFAS 123(R), such compensation, if recorded, would result in total non-cash, stock-based compensation expense of approximately $138.3 million, of which $116.9 million relates to performance based options and $21.4 million relates to Restricted Performance Units. This would be recognized ratably over the remaining vesting period or expensed immediately, if fully vested, in our Condensed Consolidated Statements of Operations.
A summary of our stock option activity for the nine months ended September 30, 2006 was as follows:

	For the Nine Months
	Ended September 30, 2006
		Weighted-
		Average
		Exercise
	Options	Price
Options outstanding, beginning of period	25,086,883	$24.43
Granted	1,915,000	31.71
Exercised	(606,593)	13.10
Forfeited and Cancelled	(2,627,400)	26.83

Options outstanding, end of period	23,767,890	25.04

Exercisable at end of period	7,372,140	30.66

Based on the average market value for the nine months ended September 30, 2006, the aggregate intrinsic value for the options outstanding was $182.4 million, of which $40.5 million was exercisable at the end of the period.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Exercise prices for options outstanding and exercisable as of September 30, 2006 were as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding as	Average	Weighted-	Exercisable	Weighted-
	of	Remaining	Average	as of	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
	2006 *	Life	Price	2006	Price
$ 2.12500-$ 6.00000	6,029,788	2.22	$5.89	1,005,788	$5.34
$10.20315-$19.17975	1,114,542	2.82	13.80	510,542	13.22
$22.26000-$28.88000	2,478,600	7.41	27.45	1,903,000	27.45
$29.25000-$39.50000	12,909,960	8.30	30.86	2,849,810	32.63
$48.75000-$79.00000	1,235,000	3.52	62.91	1,103,000	62.29

$ 2.12500-$79.00000	23,767,890	6.16	25.04	7,372,140	30.66

*	These amounts include approximately 5.9 million shares and 5.3 million shares outstanding pursuant to the 1999 LTIP and 2005 LTIP, respectively.
As of September 30, 2006, our total unrecognized compensation cost related to our non-performance based unvested stock options was $62.5 million. This cost is based on an assumed future forfeiture rate of approximately 8.0% per year and will be recognized over a weighted-average period of approximately three years.
During the nine months ended September 30, 2006, the grant date value of Restricted Share Units (performance and non-performance based) outstanding was as follows:

	For the Nine Months
	Ended September 30, 2006
		Weighted-
	Restricted	Average
	Share	Grant Date
	Units *	Fair Value
Restricted Share Units outstanding, beginning of period	644,637	$29.46
Granted	262,663	31.95
Exercised	(20,000)	30.16
Forfeited	(46,168)	29.49

Restricted Share Units outstanding, end of period	841,132	30.22

Exercisable at end of period	—	—

*	These amounts include 711,132 Restricted Performance Units outstanding pursuant to the 2005 LTIP.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2006	2005
	(In thousands)
Finished goods – DBS	$136,377	$140,955
Raw materials	57,999	55,115
Work-in-process — service repair and refurbishment	75,179	23,705
Work-in-process	12,635	10,936
Consignment	1,930	803
Inventory allowance	(15,995)	(10,185)

Inventories, net	$268,125	$221,329

5. Marketable and Non-Marketable Investment Securities
We currently classify all marketable investment securities as available-for-sale. Our approximately $2.986 billion of restricted and unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for strategic and financial purposes. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.
As of September 30, 2006 and December 31, 2005, we had unrealized gains net of related tax effect of approximately $12.2 million and $3.3 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2006 and 2005, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. During the nine months ended September 30, 2006 and 2005, we recognized realized and unrealized net gains on marketable and non-marketable investment securities of approximately $67.2 million and $53.2 million, respectively. Gains and losses are generally accounted for on the specific identification method.
The fair value of our strategic marketable investment securities aggregated approximately $285.2 million and $148.5 million as of September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category, where those declines are considered temporary in accordance with our policy.

	As of September 30, 2006
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Corporate bonds	$37,893	$(53)	$—	$—	$—	$—	$37,893	$(53)
Government bonds	35,227	(9)	26,177	(42)	—	—	61,404	(51)
Corporate equity securities	71,367	(4,954)	—	—	—	—	71,367	(4,954)

Total	$144,487	$(5,016)	$26,177	$(42)	$—	$—	$170,664	$(5,058)

	As of December 31, 2005
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$—	$—	$—	$—	$119,290	$(662)	$119,290	$(662)
Corporate equity securities	32,444	(379)	—	—	—	—	32,444	(379)

Total	$32,444	$(379)	$—	$—	$119,290	$(662)	$151,734	$(1,041)

Corporate Bonds
We believe the unrealized losses on our corporate bonds were caused primarily by interest rate increases. At September 30, 2006, maturities on these corporate bonds ranged from one to eleven months. We have the ability and intent to hold these investments until maturity when the obligors are required to redeem them at their full face value, and we believe the obligors have the financial resources to redeem those bonds. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2006.
Government Bonds
We believe the unrealized losses on our investments in government bonds were caused primarily by interest rate increases. At September 30, 2006 and December 31, 2005, maturities on these government bonds ranged from two to twelve months. We have the ability and intent to hold these investments until maturity when the Government is required to redeem them at their full face value. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2006.
Corporate Equity Securities
The unrealized loss on our investments in corporate equity securities represents an investment in the marketable common stock of three companies in the communications industry. We are not aware of any specific factors which indicate the unrealized loss is due to anything other than temporary market fluctuations.
Other Non-Marketable Securities
We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of September 30, 2006 and December 31, 2005, we had $214.6 million and $94.2 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $101.8 million and $52.7 million is accounted for under the cost method, respectively. During the nine months ended September 30, 2006 and 2005, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The debt is convertible into the issuer’s publicly traded common shares. During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of our investment under the equity method of accounting. We recorded $73.7 million of goodwill to account for the amount by which the carrying value of our investment in the issuer’s common stock exceeded the value of our portion of the underlying balance sheet equity of the investee. This goodwill is included as part of the total equity investment in “Other non-current assets, net” as of September 30, 2006.
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
Restricted Cash and Marketable Investment Securities
As of September 30, 2006 and December 31, 2005, restricted cash and marketable investment securities included amounts set aside as collateral for investments in marketable securities and our letters of credit. Additionally, restricted cash and marketable investment securities as of September 30, 2006 included approximately $96.6 million escrowed related to our litigation with Tivo.
6. Satellites and FCC Auction Participation
Satellites
We presently have 11 owned satellites in orbit. Each of these satellites had an original minimum useful life of at least 12 years. In addition, we currently lease three in-orbit satellites. Two of the leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standard No. 13 and are depreciated over the ten-year terms of the satellite service agreements. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2006 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming but could not recover certain local markets, international and other niche programming in the event one of our in-orbit satellites fails. Further, programming continuity cannot be assured in the event of multiple satellite losses, and in the event our EchoStar X satellite experienced a significant failure we could lose the ability to deliver local network channels in many markets.

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
EchoStar III
EchoStar III, which was launched during October 1997, currently operates at the 61.5 degree orbital location. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy. Prior to 2006, traveling wave tube amplifier (“TWTA”) anomalies have caused 22 transponders to fail. During April and October 2006, further TWTA anomalies caused the failure of four additional transponders. As a result, a maximum of 18 transponders are currently available for use on EchoStar III, but due to redundancy switching limitations and specific channel authorizations, we can only operate 15 of the 19 FCC authorized frequencies we have the right to utilize at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.
EchoStar V
EchoStar V, which was launched during September 1999, currently operates at the 129 degree orbital location. The satellite was originally designed with a minimum 12-year design life. As previously disclosed, momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption. These issues have not impacted commercial operation of the satellite, but have reduced the remaining spacecraft life to approximately two years as of September 30, 2006. Prior to 2006, EchoStar V also experienced anomalies resulting in the loss of six solar array strings. During July 2006, the satellite lost an additional solar array string. The solar array anomalies have not impacted commercial operation of the satellite to date. Since the satellite only has an approximate two year life, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), are not expected to reduce the current remaining life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
of 26 transponders in standard power mode, or 13 transponders in high power mode currently. The number of transponders to which power can be provided will continue to decline in the future at the rate of approximately one transponder every three years. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar VII
EchoStar VII, which was launched during February 2002, currently operates at the 119 degree orbital location. During March 2006, the satellite experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center, for transmission back to earth by the satellite. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the March 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the continental United States (“CONUS”) when operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
FCC Auction Participation
During May 2006, EchoStar and DirecTV agreed to jointly participate in the FCC Advanced Wireless Services (“AWS”) spectrum auction which commenced August 9, 2006 through Wireless DBS LLC (“Wireless DBS”), a jointly formed and funded entity. In July 2006, EchoStar and DirecTV each paid a deposit of $486.3 million enabling Wireless DBS to bid on a significant portion of the licenses available through the auction. Wireless DBS was not the winning bidder on any of the auctioned spectrum and the EchoStar deposit was returned in August 2006.
7. Goodwill and Intangible Assets
As of September 30, 2006 and December 31, 2005, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2006		December 31, 2005
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$189,426	$(41,878)	$189,426	$(29,739)
Customer relationships	73,298	(45,561)	73,298	(31,818)
Technology-based	25,500	(5,010)	25,500	(3,377)

Total	$288,224	$(92,449)	$288,224	$(64,934)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to fourteen years, was $9.2 million for each of the three months ended September 30, 2006 and 2005, respectively. In addition, amortization was $27.5 million and $29.9 million for the nine months ended September 30, 2006 and 2005, respectively. For all of 2006, the aggregate amortization expense related to these identifiable assets is estimated to be $36.7 million. The aggregate amortization expense is estimated to be approximately $36.1 million for 2007, $22.5 million for 2008, $17.7 million for 2009, $17.7 million for 2010, $17.7 million for 2011 and $74.9 million thereafter.
The excess of our investments in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill and is not subject to amortization. We had approximately $3.4 million of goodwill as of September 30, 2006 and December 31, 2005, which arose from a 2002 acquisition.
8. Long-Term Debt
$1.5 Billion Senior Notes Offering
On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016. Interest on the notes will be paid February 1 and August 1 of each year. The proceeds from the sale of the notes were used to redeem our outstanding 9 1/8% Senior Notes due 2009 and are also intended to be used for other general corporate purposes.
9 1/8% Senior Notes Redemption
Effective February 17, 2006, we redeemed the balance of our outstanding 9 1/8% Senior Notes due 2009. In accordance with the terms of the indenture governing the notes, the remaining principal amount of the notes of approximately $442.0 million was redeemed at 104.563%, for a total of approximately $462.1 million. The premium paid of approximately $20.1 million, along with unamortized debt issuance costs of approximately $2.8 million, were recorded as charges to earnings in February 2006.
See also Note 14 “Subsequent Events”.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
9. Stockholders’ Equity (Deficit)
Common Stock Repurchases
During the third quarter of 2004, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. During the nine months ended September 30, 2006, we purchased approximately 0.4 million shares of our Class A common stock under this plan for approximately $11.7 million. During the second quarter of 2006, the Board of Directors extended the plan to expire on the earlier of December 31, 2006 or when an aggregate amount of $1.0 billion of stock has been purchased under the plan.
10. Commitments and Contingencies
Contingencies
Distant Network Litigation
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.
Approximately 900,000 of our customers currently subscribe to distant network channels, generating approximately $3.0 million of gross distant network channel revenue per month. We are pursuing judicial, legislative and other avenues to attempt to protect access to these channels by our customers but there can be no assurance we will be successful.
We currently offer local network channels by satellite in approximately 170 markets, serving over 95% of all U.S. households. Consequently, a majority of our distant network subscribers live in markets where we offer local network channels by satellite, but a significant percentage live in the approximately 40 markets where local network channels are not available by satellite. Our customers in those 40 markets are at greatest risk of canceling their subscription for our other services, particularly the substantial percentage of those customers who are eligible to obtain local or distant network channels from our competitors. Further, in approximately a dozen markets where we offer local channels, one or more networks do not have a local affiliate. In those markets distant networks are the only option available for consumers who want access to the network signals missing from the market. Those customers are also at increased risk of canceling their subscription for our other services.
We are beginning to install free off air antennas for the small percentage of those subscribers who can receive local channels off air and are willing to have an antenna installed, and continue to pursue other options to minimize potential disruption to these customers. We are also preparing to provide local channels to our distant network customers who live in the 170 markets where we offer local channels by satellite. Some of those subscribers will need additional equipment to receive local channels. We are beginning to install that equipment without cost to those customers but will not be able to complete all of those installations by December 1, 2006. Some of those customers currently subscribe to both distant and local channels so revenue from those subscribers will decline. Further, we cannot predict the number of customers who currently subscribe to only distant network channels, but will choose not to switch to local channels.
Absent modification, the injunction would negate a settlement agreement we recently reached with the ABC, NBC, CBS and Fox Affiliate Associations, which would have required us to pay $100.0 million in order to retain a limited right to offer distant networks in their markets. It also negates settlement agreements we reached with the ABC, NBC and CBS Networks, and with various independent stations and station groups, over the eight year course of the litigation.
Termination of distant network channels will result, among other things, in a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant channels. We would also be at a competitive disadvantage in the future, since the injunction prohibits us from offering distant network channels that may continue to be offered by our competitors to new customers in markets where they do not offer local channels.

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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. At the same time, we requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case has been suspended pending resolution of the license defense and a trial date has not been set. We are awaiting a decision by the District Court regarding Thomson’s license defense and regarding whether it will hear our license defense. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Tivo, Inc.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. The Texas court subsequently issued an injunction prohibiting us from offering DVR functionality. A Court of Appeals has stayed that injunction during the pendency of our appeal.
In accordance with Statement of Financial Accounting Standards No. 5: “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $89.7 million in “Tivo litigation expense” on our Condensed Consolidated Statement of Operations to reflect the jury verdict, supplemental damages and pre-judgment interest awarded through July 31, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the July 31, 2006 judgment date.
If the verdict is upheld on appeal, we would be required to pay additional amounts from August 1, 2006 until such time, if ever, as we successfully implement alternative technology. Those amounts would be approximately $5.7 million, $5.9 million and $6.0 million for August, September and October 2006, respectively, and would increase each month as the number of our DVR customers increases and as interest compounds. If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. During April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, but has not yet issued a ruling.
Acacia’s various patent infringement cases have been consolidated for pre-trial purposes in the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. Trial is currently scheduled for May 2007 in Marshall, Texas. On October 2, 2006, the Patent and Trademark Office granted our petition for reexamination of the ‘746 patent. On October 27, 2006, the Patent and Trademark Office issued its initial office action rejecting all of the claims of the ‘746 patent in light of several prior art references. Forgent will have an opportunity to challenge the initial office action. We have moved to have the case stayed pending resolution of the reexamination. The Court has not yet ruled on the motion.
Finisar Corporation
Finisar Corporation (“Finisar”) recently obtained a $100.0 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
On July 10, 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. We intend to vigorously defend our rights in this action. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Trans Video
In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent). The patents relate to various methods related to the transmission of digital data. We have not been served with the complaint yet. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action was stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process, and a specially appointed master agreed with the plaintiffs, recently recommending to the judge that our motion for summary judgment be denied, or that plaintiffs be permitted to conduct additional discovery. Plaintiffs also asked the Court to go beyond the scope of the special master’s recommendation, and further sanction us for the alleged discovery problems by entering judgment against us on the issue of liability, leaving only the issue of damages for trial. The judge has not yet ruled on the special master’s recommendation. A trial date has not been set. We cannot

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Enron Commercial Paper Investment Complaint
During October 2001, we received approximately $40.0 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Bank One
During 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in Ohio state court alleging breach of a duty to indemnify. The case was subsequently moved to federal court. Bank One alleges EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. The case is currently in discovery. A trial date has not been set. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Church Communications Network, Inc.
During 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama. CCN claimed approximately $20.0 million in actual damages, plus punitive damages for, among other things, alleged breaches of two contracts, and negligent, intentional and reckless misrepresentation. During March 2006, the Court granted summary judgment in our favor limiting CCN to one contract claim, and limiting damages to no more than $500,000, plus interest. During April 2006, we reached a settlement which did not have a material impact on our results of operations.
Vivendi
In January 2005, Vivendi Universal, S.A. (“Vivendi”) filed a breach of contract suit against us. During April 2005, the Court granted Vivendi’s motion for a preliminary injunction requiring that we carry a music-video channel during the pendency of the litigation. On May 23, 2006, the parties settled the litigation and Vivendi’s complaint was dismissed with prejudice. As part of the settlement, we agreed to continue to carry the music-video channel. The settlement amount did not have a material impact on our results of operations.
Riyad Alshuaibi
During 2002, Riyad Alshuaibi filed suit against Michael Kelly, one of our executive officers, Kelly Broadcasting Systems, Inc. (“KBS”), and EchoStar in the District Court of New Jersey. Plaintiff alleged breach of contract, breach of fiduciary duty, fraud, negligence, and unjust enrichment resulting in damages in excess of $50.0 million. Plaintiff claimed that when KBS was acquired by us, Michael Kelly and KBS breached an alleged agreement with the plaintiff. We denied the allegations of plaintiff’s complaint. On October 26, 2006, we reached a settlement which did not have a material impact on our results of operations.

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
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Equipment leased to customers	$185,959	$119,794	$503,507	$303,211
Satellites	59,421	50,982	174,573	144,941
Furniture, fixtures, equipment and other	40,034	30,577	107,572	90,975
Identifiable intangible assets subject to amortization	9,172	9,171	27,515	29,864
Buildings and improvements	1,865	1,712	4,746	4,096

Total depreciation and amortization	$296,451	$212,236	$817,913	$573,087

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Revenue
DISH Network	$2,413,813	$2,057,881	$6,984,868	$6,045,969
ETC	33,903	40,730	164,928	130,918
All other	29,718	32,649	86,025	79,530
Eliminations	(6,068)	(3,039)	(16,060)	(8,710)

Total revenue	$2,471,366	$2,128,221	$7,219,761	$6,247,707

Net income (loss)
DISH Network	$128,137	$198,105	$424,917	$1,360,538
ETC	(6,869)	(4,538)	2,481	(9,617)
All other	18,348	15,297	28,278	30,994

Total net income (loss)	$139,616	$208,864	$455,676	$1,381,915

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
13. Related Party
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming. During the three months ended September 30, 2006 and 2005, we purchased approximately $6.6 million and $18.4 million, respectively, of security access devices from NagraStar and during the nine months ended September 30, 2006 and 2005, we purchased approximately $41.0 million and $104.7 million, respectively. As of September 30, 2006 and December 31, 2005, amounts payable to NagraStar totaled $6.3 million and $3.9 million, respectively. Additionally as of September 30, 2006, we were committed to purchase approximately $24.2 million of security access devices from NagraStar.
14. Subsequent Events
On October 1, 2006, we redeemed the balance of our outstanding Floating Rate Senior Notes due 2008. In accordance with the terms of the indenture governing the notes, the principal amount of the notes of $500.0 million was redeemed at 101.0%, for a total of $505.0 million. The premium paid of $5.0 million, along with unamortized debt issuance costs of approximately $1.0 million, were recorded as charges to earnings in October 2006.
On October 18, 2006, we sold $500.0 million aggregate principal amount of our seven-year, 7% Senior Notes due October 1, 2013 in a private placement in accordance with Securities and Exchange Commission Rule 144A and Regulation S under the Securities Act of 1933. Interest on the notes will be paid April 1 and October 1 of each year, commencing April 1, 2007. The proceeds from the sale of the notes replaced the cash on hand that was used to redeem our outstanding Floating Rate Senior Notes due 2008 on October 1, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, digital video recorder (“DVR”) fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes, fees earned from our DishHOME Protection Plan and other subscriber revenue. “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to our original agreement with AT&T. Revenue from equipment sales to AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services.
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
Equipment sales. “Equipment sales” include sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers. “Equipment sales” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Equipment sales” does not include revenue from sales of equipment to AT&T.
Effective the second quarter of 2006, we reclassified certain warranty and service related revenue from “Equipment sales” to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
“Other” sales. “Other” sales consist principally of satellite transmission revenue and C-band subscription television service revenue.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, billing costs, residual commissions paid to distributors, direct marketers, retailers and telecommunications partners, refurbishment and repair costs related to EchoStar receiver systems, subscriber retention and other variable subscriber expenses. “Subscriber-related expenses” also include the cost of sales from equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed.

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
Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold to an international DBS service provider and to other international customers. “Cost of sales – equipment” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales – equipment” does not include the costs from sales of equipment to AT&T.
Effective the second quarter of 2006, we reclassified certain warranty and service related expenses from “Cost of sales – equipment” to “Subscriber-related expenses” and “Depreciation and amortization.” All prior period amounts were reclassified to conform to the current period presentation.
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
Subscriber churn rate/subscriber turnover. We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate percentage monthly subscriber churn by dividing the number of DISH Network subscribers who terminate service during each month by total DISH Network subscribers as of the beginning of that month. We calculate average subscriber churn rate for any period by dividing the number of DISH Network subscribers who terminated service during that period by the average number of DISH Network subscribers subject to churn during the period, and further dividing by the number of months in the period. Average DISH Network subscribers subject to churn during the period are calculated by adding the DISH Network subscribers as of the beginning of each month in the period and dividing by the total number of months in the period.
Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005.

	For the Three Months
	Ended September 30,		Variance
	2006	2005	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$2,373,888	$2,010,441	$363,447	18.1%
Equipment sales	74,803	95,875	(21,072)	(22.0%)
Other	22,675	21,905	770	3.5%

Total revenue	2,471,366	2,128,221	343,145	16.1%

Costs and Expenses:
Subscriber-related expenses	1,220,026	997,473	222,553	22.3%
% of Subscriber-related revenue	51.4%	49.6%
Satellite and transmission expenses	36,542	34,239	2,303	6.7%
% of Subscriber-related revenue	1.5%	1.7%
Cost of sales – equipment	58,809	68,763	(9,954)	(14.5%)
% of Equipment sales	78.6%	71.7%
Cost of sales – other	2,093	4,811	(2,718)	(56.5%)
Subscriber acquisition costs	438,827	402,565	36,262	9.0%
General and administrative	135,366	116,250	19,116	16.4%
% of Total revenue	5.5%	5.5%
Tivo litigation expense	1,442	—	1,442	N/M
Depreciation and amortization	296,451	212,236	84,215	39.7%

Total costs and expenses	2,189,556	1,836,337	353,219	19.2%

Operating income (loss)	281,810	291,884	(10,074)	(3.5%)

Other income (expense):
Interest income	33,884	12,668	21,216	N/M
Interest expense, net of amounts capitalized	(112,795)	(94,022)	(18,773)	(20.0%)
Other	1,361	7,342	(5,981)	(81.5%)

Total other income (expense)	(77,550)	(74,012)	(3,538)	(4.8%)

Income (loss) before income taxes	204,260	217,872	(13,612)	(6.2%)
Income tax benefit (provision), net	(64,644)	(9,008)	(55,636)	N/M

Net income (loss)	$139,616	$208,864	$(69,248)	(33.2%)

Other Data:
DISH Network subscribers, as of period end (in millions)	12.755	11.710	1.045	8.9%

DISH Network subscriber additions, gross (in millions)	0.958	0.900	0.058	6.4%

DISH Network subscriber additions, net (in millions)	0.295	0.255	0.040	15.7%

Subscriber churn rate	1.76%	1.86%	(0.10%)	(5.4%)

Average revenue per subscriber (“ARPU”)	$62.86	$57.87	$4.99	8.6%

Average subscriber acquisition costs per subscriber (“SAC”)	$688	$697	$(9)	(1.3%)

EBITDA	$579,622	$511,462	$68,160	13.3%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
DISH Network subscribers. As of September 30, 2006, we had approximately 12.755 million DISH Network subscribers compared to approximately 11.710 million subscribers at September 30, 2005, an increase of 8.9%. DISH Network added approximately 958,000 gross new subscribers for the three months ended September 30, 2006, compared to approximately 900,000 gross new subscribers during the same period in 2005, an increase of 58,000 gross new subscribers. The increase in gross new subscribers resulted in large part from increased advertising and the effectiveness of our promotions and products during the quarter. A substantial majority of our gross new subscribers are acquired through our equipment lease program.
DISH Network added approximately 295,000 net new subscribers for the three months ended September 30, 2006, compared to approximately 255,000 net new subscribers during the same period in 2005, an increase of 15.7%. This increase resulted from a decrease in subscriber churn rate and the increase in gross new subscribers discussed above, offset in part by a larger subscriber base. As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Our net new subscriber additions are negatively impacted when existing and new competitors offer more attractive alternatives, including, among other things video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced DVRs, video on demand (“VOD”) services, and high definition (“HD”) television services or additional local channels. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the internet.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.374 billion for the three months ended September 30, 2006, an increase of $363.4 million or 18.1% compared to the same period in 2005. This increase was attributable to DISH Network subscriber growth and an increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $62.86 during the three months ended September 30, 2006 versus $57.87 during the same period in 2005. The $4.99 or 8.6% increase in ARPU was primarily attributable to price increases in February 2006 on some of our most popular packages, smaller monthly programming discounts than we offered in our 2005 promotions, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs, revenue from increased availability of standard and high definition local channels by satellite and fees earned from our DishHOME Protection Plan. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T compared to the same period in 2005.
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Approximately 900,000 of our customers currently subscribe to distant network channels, generating approximately $3.0 million of gross distant network channel revenue per month. We are pursuing judicial, legislative and other avenues to attempt to protect access to these channels by our customers but there can be no assurance we will be successful. If we are forced to stop offering ABC, NBC, CBS and FOX distant channels, we will attempt to assist subscribers in arranging alternatives, including migration to local channels by satellite where available, and free off air antenna offers in other markets. We cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant channels. Termination of distant network channels will result, among other things, in a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We would also be at a competitive disadvantage in the future, since the injunction prohibits us from offering distant network channels that may continue to be offered by our competitors to new customers in markets where they do not offer local channels.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
Equipment sales. For the three months ended September 30, 2006, “Equipment sales” totaled $74.8 million, a decrease of $21.1 million or 22.0% compared to the same period during 2005. This decrease principally resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.220 billion during the three months ended September 30, 2006, an increase of $222.6 million or 22.3% compared to what was incurred in the same period in 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers together with increased costs described below. “Subscriber-related expenses” represented 51.4% and 49.6% of “Subscriber-related revenue” during the three months ended September 30, 2006 and 2005, respectively. The increase in this expense to revenue ratio primarily resulted from lower programming margins, together with higher refurbishment and repair costs for returned EchoStar receiver systems associated with increased penetration of our equipment lease programs. The increase in this ratio also resulted from higher costs associated with the expansion of our in-home service and call center operations to support DISH Network subscriber growth and to improve service levels. These increases were partially offset by a decrease in costs associated with installation and other services related to our original agreement with AT&T.
In the normal course of business, we enter into various contracts with programmers to provide content. Our programming contracts generally require us to make payments based on the number of subscribers to which the respective content is provided. Consequently, our programming expenses will continue to increase to the extent we are successful in growing our subscriber base. In addition, because programmers continue to raise the price of content, our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” could materially increase absent corresponding price increases in our DISH Network programming packages.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $36.5 million during the three months ended September 30, 2006, a $2.3 million or 6.7% increase compared to the same period in 2005. This increase primarily resulted from an increase in certain operational costs associated with our capital leases of AMC-15 and AMC-16. “Satellite and transmission expenses” totaled 1.5% and 1.7% of “Subscriber-related revenue” during the three months ended September 30, 2006 and 2005, respectively. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we grow our digital broadcast centers and as additional standard and high definition local markets and other programming services are launched.
Cost of sales – equipment. “Cost of sales – equipment” totaled $58.8 million during the three months ended September 30, 2006, a decrease of $10.0 million or 14.5% compared to the same period in 2005. This decrease resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers. “Cost of sales – equipment” represented 78.6% and 71.7% of “Equipment sales,” during the three months ended September 30, 2006 and 2005, respectively. The increase in the expense to revenue ratio was principally related to lower margins on domestic sales of DBS accessories and higher charges for slow moving and obsolete inventory in 2006, partially offset by improved margins on sales of non-DISH Network digital receivers and related components to international customers.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $438.8 million for the three months ended September 30, 2006, an increase of $36.3 million or 9.0% compared to the same period in 2005. The increase in “Subscriber acquisition costs” was primarily attributable to an increase in gross new subscribers and a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we do not incur subscriber acquisition costs. This increase was also attributable to higher installation and acquisition advertising costs, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers. The introduction of new equipment resulted in a decrease in our cost per installation during 2006 compared to 2005, however as a result of increased volume our overall installation expense increased.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
SAC. SAC was $688 during the three months ended September 30, 2006 compared to $697 during the same period in 2005, a decrease of $9, or 1.3%. This decrease was primarily attributable to lower average equipment and installation costs. The decrease was partially offset by a decline in the number of co-branded subscribers acquired under our original AT&T agreement and higher acquisition marketing costs. As previously discussed, the calculation of SAC for prior periods has been revised to conform to the current year presentation.
Our principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new subscribers rather than selling systems to them at little or no cost. Upon termination of service, lease subscribers are required to return the leased equipment to us or be charged for the equipment. Leased equipment that is returned to us which we redeploy to new lease customers, results in reduced capital expenditures, and thus reduced SAC.
The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the three months ended September 30, 2006 compared to the same period in 2005. During the three months ended September 30, 2006 and 2005, the amount of equipment capitalized under our lease program for new subscribers totaled $220.0 million and $225.0 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per receiver, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, increased redeployment of equipment returned by disconnecting lease program subscribers, and a reduction in accessory costs related to the introduction of less costly installation technology and our migration away from relatively expensive and complex SuperDISH installations. Any increases in capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended September 30, 2006 and 2005, these amounts totaled $28.9 million and $24.6 million, respectively.
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
General and administrative expenses. “General and administrative expenses” totaled $135.4 million during the three months ended September 30, 2006, an increase of $19.1 million or 16.4% compared to the same period in 2005. This increase was primarily attributable to increased personnel and related costs to support the growth of the DISH Network, including non-cash, stock-based compensation expense recorded related to the adoption of SFAS 123(R). “General and administrative expenses” represented 5.5% of “Total revenue” for each of the three months ended September 30, 2006 and 2005.
Tivo litigation expense. We previously recorded $88.2 million of “Tivo litigation expense”. During the three months ended September 30, 2006 we recorded an additional $1.4 million, increasing our prior estimate to reflect the full amount of the July 31, 2006 Texas court judgment, which was not issued until August 17, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the July 31, 2006 judgment date.
Depreciation and amortization. “Depreciation and amortization” expense totaled $296.5 million during the three months ended September 30, 2006, an increase of $84.2 million or 39.7% compared to the same period in 2005. The increase in “Depreciation and amortization” expense was primarily attributable to increased penetration of our equipment lease programs which resulted in the capitalization of more equipment and, to a much smaller degree, additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $33.9 million during the three months ended September 30, 2006, an increase of $21.2 million compared to the same period in 2005. This increase principally resulted from higher cash and marketable investment securities balances in 2006 as compared to 2005, and from higher total returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $112.8 million during the three months ended September 30, 2006, an increase of $18.8 million or 20.0% compared to the same period in 2005. This increase primarily resulted from a net increase in interest expense of $16.6 million related to the issuance of the $1.5 billion 7 1/8% Senior Notes due 2016 and the redemption of our previously outstanding 9 1/8% Senior Notes due 2009 during 2006.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $579.6 million during the three months ended September 30, 2006, an increase of $68.2 million or 13.3% compared to the same period in 2005. The increase in EBITDA was primarily attributable to changes in operating revenues and expenses discussed above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
The following table reconciles EBITDA to “Net income (loss)”:

	For the Three Months
	Ended September 30,
	2006	2005
	(In thousands)
EBITDA	$579,622	$511,462
Less:
Interest expense, net	78,911	81,354
Income tax provision (benefit), net	64,644	9,008
Depreciation and amortization	296,451	212,236

Net income (loss)	$139,616	$208,864

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
Income tax benefit (provision), net. Our income tax provision was $64.6 million during the three months ended September 30, 2006 compared to $9.0 million during 2005. The income tax provision for the three months ended September 30, 2005 included an approximate $72.6 million credit resulting from the reversal of our recorded valuation allowance. The three months ended September 30, 2006 includes a credit of $7.1 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the three months ended September 30, 2006, includes a credit of $8.3 million related to amended state filings. Our effective tax rate going forward is expected to be approximately 37.7% of income before income taxes.

	For the Three Months
	Ended September 30,
	2006	2005
	(In thousands)
Adjusted income tax benefit (provision), net	$(80,051)	$(81,648)
Less:
Valuation allowance reversal	—	(72,640)
Prior period adjustments to state NOLs	(7,102)	—
Amended state filings	(8,305)	—

Income tax benefit (provision), net	$(64,644)	$(9,008)

Net income (loss). Net income was $139.6 million during the three months ended September 30, 2006, a decrease of $69.2 million compared to $208.9 million for the same period in 2005. The decrease was attributable to the quarter over quarter changes discussed above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

	For the Nine Months
	Ended September 30,		Variance
	2006	2005	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$6,884,074	$5,898,769	$985,305	16.7%
Equipment sales	274,274	278,317	(4,043)	(1.5%)
Other	61,413	70,621	(9,208)	(13.0%)

Total revenue	7,219,761	6,247,707	972,054	15.6%

Costs and Expenses:
Subscriber-related expenses	3,500,515	3,011,382	489,133	16.2%
% of Subscriber-related revenue	50.8%	51.1%
Satellite and transmission expenses	108,907	98,092	10,815	11.0%
% of Subscriber-related revenue	1.6%	1.7%
Cost of sales – equipment	212,062	205,657	6,405	3.1%
% of Equipment sales	77.3%	73.9%
Cost of sales – other	5,388	20,623	(15,235)	(73.9%)
Subscriber acquisition costs	1,171,021	1,081,040	89,981	8.3%
General and administrative	408,631	342,314	66,317	19.4%
% of Total revenue	5.7%	5.5%
Tivo litigation expense	89,677	—	89,677	N/M
Depreciation and amortization	817,913	573,087	244,826	42.7%

Total costs and expenses	6,314,114	5,332,195	981,919	18.4%

Operating income (loss)	905,647	915,512	(9,865)	(1.1%)

Other income (expense):
Interest income	87,354	29,995	57,359	N/M
Interest expense, net of amounts capitalized	(354,362)	(278,396)	(75,966)	(27.3%)
Gain on insurance settlement	—	134,000	(134,000)	(100.0%)
Other	54,365	41,424	12,941	31.2%

Total other income (expense)	(212,643)	(72,977)	(139,666)	N/M

Income (loss) before income taxes	693,004	842,535	(149,531)	(17.7%)
Income tax benefit (provision), net	(237,328)	539,380	(776,708)	N/M

Net income (loss)	$455,676	$1,381,915	$(926,239)	(67.0%)

Other Data:
DISH Network subscribers, as of period end (in millions)	12.755	11.710	1.045	8.9%

DISH Network subscriber additions, gross (in millions)	2.576	2.499	0.077	3.1%

DISH Network subscriber additions, net (in millions)	0.715	0.805	(0.090)	(11.2%)

Subscriber churn rate	1.68%	1.67%	0.01%	0.6%

Average revenue per subscriber (“ARPU”)	$61.87	$57.83	$4.04	7.0%

Average subscriber acquisition costs per subscriber (“SAC”)	$689	$680	$9	1.3%

EBITDA	$1,777,925	$1,664,023	$113,902	6.8%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $6.884 billion for the nine months ended September 30, 2006, an increase of $985.3 million or 16.7% compared to the same period in 2005. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per DISH Network subscriber was $61.87 during the nine months ended September 30, 2006 and $57.83 during the same period in 2005. The $4.04 or 7.0% increase in ARPU is primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs, revenue from increased availability of standard and high definition local channels by satellite and fees earned from our DishHOME Protection Plan. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T and a greater impact from our discounted programming promotions during 2006 compared to the same period in 2005.
Equipment sales. For the nine months ended September 30, 2006, “Equipment sales” totaled $274.3 million, a decrease of $4.0 million or 1.5% compared to the same period during 2005. This decrease principally resulted from a decline in domestic sales of DBS accessories, partially offset by an increase in sales of non-DISH Network digital receivers and related components to international customers.
Subscriber-related expenses. “Subscriber-related expenses” totaled $3.501 billion during the nine months ended September 30, 2006, an increase of $489.1 million or 16.2% compared to the same period in 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers together with increased costs described below. “Subscriber-related expenses” represented 50.8% and 51.1% of “Subscriber-related revenue” during the nine months ended September 30, 2006 and 2005, respectively. The decrease in this expense to revenue ratio primarily resulted from the decline in costs associated with installation and other services related to our original agreement with AT&T, partially offset by a decrease in programming margins together with an increase in refurbishment and repair costs for returned EchoStar receiver systems.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $108.9 million during the nine months ended September 30, 2006, a $10.8 million or 11.0% increase compared to the same period in 2005. This increase primarily resulted from higher operational costs associated with our capital leases of AMC-15 and AMC-16, and from commencement of service and operational costs associated with the increasing number of markets in which we offer standard and high definition local network channels by satellite. “Satellite and transmission expenses” totaled 1.6% and 1.7% of “Subscriber-related revenue” during the nine months ended September 30, 2006 and 2005, respectively.
Cost of sales – equipment. “Cost of sales – equipment” totaled $212.1 million during the nine months ended September 30, 2006, an increase of $6.4 million or 3.1% compared to the same period in 2005. This increase primarily resulted from an increase in sales of non-DISH Network digital receivers and related components to international customers and higher 2006 charges for slow moving and obsolete inventory in 2006, partially offset by a decline in costs associated with domestic sales of DBS accessories. “Cost of sales – equipment” represented 77.3% and 73.9% of “Equipment sales,” during the nine months ended September 30, 2006 and 2005, respectively. The increase in the expense to revenue ratio principally related to higher charges for slow moving and obsolete inventory in 2006 and a decrease in margins on domestic sales of DBS accessories, partially offset by improved margins on sales of non-DISH Network digital receivers and related components to international customers.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.171 billion for the nine months ended September 30, 2006, an increase of $90.0 million or 8.3% compared to the same period in 2005. The increase in “Subscriber acquisition costs” was primarily attributable to an increase in gross new subscribers and, to a lesser extent, a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we did not incur subscriber acquisition costs. This increase was also attributable to higher installation and acquisition advertising costs, partially offset by a higher number of DISH Network subscribers participating in our equipment lease

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
program for new subscribers. The introduction of new equipment resulted in a decrease in our cost per installation during 2006 compared to 2005, however as a result of increased volume our overall installation expense increased.
SAC. SAC was $689 during the nine months ended September 30, 2006 compared to $680 during the same period in 2005, an increase of $9, or 1.3%. This increase was primarily attributable to a decline in the number of co-branded subscribers acquired under our original AT&T agreement and higher acquisition advertising costs. This increase was partially offset by lower average equipment and installation costs.
The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the nine months ended September 30, 2006 compared to the same period in 2005. During the nine months ended September 30, 2006 and 2005, the amount of equipment capitalized under our lease program for new subscribers totaled $604.5 million and $617.8 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per receiver, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, increased redeployment of equipment returned by disconnecting lease program subscribers, and a reduction in accessory costs related to the introduction of less costly installation technology and our migration away from relatively expensive and complex SuperDISH installations.
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the nine months ended September 30, 2006 and 2005, these amounts totaled $84.5 million and $64.6 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $408.6 million during the nine months ended September 30, 2006, an increase of $66.3 million or 19.4% compared to the same period in 2005. This increase was primarily attributable to increased personnel and related costs to support the growth of the DISH Network, including non-cash, stock-based compensation expense recorded related to the adoption of SFAS 123(R). “General and administrative expenses” represented 5.7% and 5.5% of “Total revenue” during the nine months ended September 30, 2006 and 2005, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to increased infrastructure expenses to support the growth of the DISH Network.
Tivo litigation expense. We recorded $89.7 million of “Tivo litigation expense” during the nine months ended September 30, 2006 as a result of the jury verdict in the Tivo lawsuit. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the July 31, 2006 judgment date.
Depreciation and amortization. “Depreciation and amortization” expense totaled $817.9 million during the nine months ended September 30, 2006, an increase of $244.8 million or 42.7% compared to the same period in 2005. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites placed in service and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $87.4 million during the nine months ended September 30, 2006, an increase of $57.4 million compared to the same period in 2005. This increase principally resulted from higher cash and marketable investment securities balances in 2006 as compared to lower balances in 2005, and from higher total returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $354.4 million during the nine months ended September 30, 2006, an increase of $76.0 million or 27.3% compared to the same period in 2005. This increase primarily resulted from a net increase in interest expense of $45.7 million related to the issuance of the $1.5 billion 7 1/8% Senior Notes due 2016 and the redemption of our $442.0 million previously outstanding 9 1/8% Senior Notes due

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
2009 during 2006. In addition, during 2006, we incurred a prepayment premium and wrote-off debt issuance costs totaling $22.9 million related to the redemption of the 9 1/8% Senior Notes.
Other. “Other” income totaled $54.4 million during the nine months ended September 30, 2006, an increase of $12.9 million compared to $41.4 million during the same period in 2005. The increase primarily resulted from a $19.4 million gain on the exchange of a non-marketable investment for publicly traded stock during the nine months ended September 30, 2006.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.778 billion during the nine months ended September 30, 2006, an increase of $113.9 million or 6.8% compared to the same period in 2005. EBITDA for the nine months ended September 30, 2005 was favorably impacted by the $134.0 million “Gain on insurance settlement” and the nine months ended September 30, 2006 was negatively impacted by the $89.7 million “Tivo litigation expense.” Absent these items, our EBITDA for the nine months ended September 30, 2006 would have been $337.6 million or 22.1% higher than EBITDA for the comparable period in 2005. The increase in EBITDA (excluding these items) was primarily attributable to changes in operating revenues and expenses discussed above.
The following table reconciles EBITDA to “Net income (loss)”:

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)
EBITDA	$1,777,925	$1,664,023
Less:
Interest expense, net	267,008	248,401
Income tax provision (benefit), net	237,328	(539,380)
Depreciation and amortization	817,913	573,087

Net income (loss)	$455,676	$1,381,915

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
Income tax benefit (provision), net. Our income tax provision was $237.3 million during the nine months ended September 30, 2006 compared to a benefit of $539.4 million during 2005. The income tax benefit for the nine months ended September 30, 2005 included an approximate $851.9 million credit to our provision for income taxes resulting from the reversal of our recorded valuation allowance. The nine months ended September 30, 2006 includes a credit of $13.5 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the nine months ended September 30, 2006, includes a credit of $8.3 million related to amended state filings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)
Adjusted income tax benefit (provision), net	$(259,094)	$(312,522)
Less:
Valuation allowance reversal	—	(851,902)
Prior period adjustments to state NOLs	(13,461)	—
Amended state filings	(8,305)	—

Income tax benefit (provision), net	$(237,328)	$539,380

Net income (loss). Net income was $455.7 million during the nine months ended September 30, 2006, a decrease of $926.2 million compared to $1.382 billion for the same period in 2005. Net income for the nine months ended September 30, 2005 was favorably impacted by the $851.9 million reversal of our recorded valuation allowance for deferred tax assets and the $134.0 million “Gain on insurance settlement.” The decrease was also attributable to the Tivo litigation charge in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of September 30, 2006 totaled $2.986 billion, including $197.4 million of restricted cash and marketable investment securities, compared to $1.248 billion, including $67.1 million of restricted cash and marketable investment securities as of December 31, 2005. The $1.738 billion increase primarily resulted from our issuance on February 2, 2006 of $1.5 billion of 7 1/8% Senior Notes due 2016, together with cash flow generated from operations, partially offset by the redemption of our outstanding 9 1/8% Senior Notes due 2009 for approximately $442.0 million. The increase in restricted cash and marketable investment securities resulted primarily from $96.6 million escrowed related to our litigation with Tivo. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.
During October 2006, we redeemed our Floating Rate Senior Notes due 2008 and sold $500.0 million aggregate principal amount of 7% Senior Notes due October 2013 (See Liquidity and Capital Resources - Obligations and Future Capital Requirements).
The following discussion highlights our free cash flow and cash flow activities during the nine months ended September 30, 2006 compared to the same period in 2005.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)
Free cash flow	$720,256	$420,025
Add back:
Purchases of property and equipment	988,595	951,994

Net cash flows from operating activities	$1,708,851	$1,372,019

The $300.2 million increase in free cash flow from 2005 to 2006 resulted from an increase in “Net cash flows from operating activities” of $336.8 million, partially offset by an increase in “Purchases of property and equipment” of $36.6 million. The increase in “Net cash flows from operating activities” during the nine months ended September 30, 2006 was attributable to an increase of $209.4 million in net income after non-cash adjustments, and a $127.4 million increase in cash generated from changes in operating assets and liabilities. This increase principally resulted from increases in deferred revenue and other long-term liabilities, including the Tivo litigation charge, and accrued expenses, partially offset by an increase in accounts receivable and inventory. The 2006 increase in “Purchases of property and equipment” was primarily attributable to increased spending during 2006 for satellite construction and for equipment under our lease programs, partially offset by lower spending for general expansion to support the growth of the DISH Network in 2006 compared to 2005.
During the nine months ended September 30, 2006 and 2005, free cash flow was significantly impacted by changes in operating assets and liabilities. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Approximately 900,000 of our customers currently subscribe to distant network channels, generating approximately $3.0 million of gross distant network channel revenue per month. We are pursuing judicial, legislative and other avenues to attempt to protect access to these channels by our customers but there can be no assurance we will be successful. If we are forced to stop offering ABC, NBC, CBS and FOX distant channels, we will attempt to assist subscribers in arranging alternatives, including migration to local channels by satellite where available, and free off air antenna offers in other markets. We cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant channels. Termination of distant network channels will result, among other things, in a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We would also be at a competitive disadvantage in the future, since the injunction prohibits us from offering distant network channels that may continue to be offered by our competitors to new customers in markets where they do not offer local channels.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.
Subscriber Turnover
Our percentage monthly subscriber churn for the nine months ended September 30, 2006 was 1.68%, compared to our percentage subscriber churn for the same period in 2005 of 1.67%. Our future subscriber churn may be negatively impacted by a number of additional factors, including but not limited to, an increase in competition from new technology entrants and increasingly complex products. Competitor bundling of high speed internet access with video and other communications products may contribute more significantly to churn over time as broadband delivery of video becomes integrated with traditional cable delivery. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
As the size of our subscriber base increases, even if our churn percentage remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in our EchoStar receiver systems to control access to authorized programming content. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat theft of our service and maintain the functionality of active set-top boxes, during the fourth quarter of 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. However, there can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost of card replacements could have a material adverse effect on our results of operations.
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Approximately 900,000 of our customers currently subscribe to distant network channels, generating approximately $3.0 million of gross distant network channel revenue per month. We are pursuing judicial, legislative and other avenues to attempt to protect access to these channels by our customers but there can be no assurance we will be successful. If we are forced to stop offering ABC, NBC, CBS and FOX distant channels, we will attempt to assist subscribers in arranging alternatives, including migration to local channels by satellite where available, and free off air antenna offers in other markets. We cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant channels. Termination of distant network channels will result, among other things, in a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.

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
During the nine months ended September 30, 2006, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to the same period in 2005. The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
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
Obligations and Future Capital Requirements
The future maturities of our operating leases, and satellite and purchase obligations did not change materially during the nine months ended September 30, 2006.
We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and marketable investment securities balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance we will be successful in executing our business plan. The amount of capital required to fund our future working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The amount of capital required will also depend on the levels of investment necessary to support possible strategic initiatives including our plans to expand the number of local markets where we offer HD channels. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, or in the event of general economic downturn, among other factors. These factors could require that we raise additional capital in the future.
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
On October 1, 2006, we redeemed the balance of our outstanding Floating Rate Senior Notes due 2008. In accordance with the terms of the indenture governing the notes, the principal amount of the notes of $500.0 million was redeemed at 101.0%, for a total of $505.0 million.
On October 18, 2006, we sold $500.0 million aggregate principal amount of our seven-year, 7% Senior Notes due October 1, 2013 in a private placement in accordance with Securities and Exchange Commission Rule 144A and Regulation S under the Securities Act of 1933. Interest on the notes will be paid April 1 and October 1 of each year, commencing April 1, 2007. The proceeds from the sale of the notes replaced the cash on hand that was used to redeem our outstanding Floating Rate Senior Notes due 2008 on October 1, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of September 30, 2006, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $2.986 billion. Of that amount, a total of approximately $2.701 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the nine months ended September 30, 2006 of approximately 5.2%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $11.7 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At September 30, 2006, all of the $2.701 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of September 30, 2006, we held strategic and financial debt and equity investments of public companies with a fair value of approximately $285.2 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $28.5 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK — Continued
As of September 30, 2006, we had unrealized gains net of related tax effect of approximately $12.2 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. During the nine months ended September 30, 2006, we recognized realized and unrealized net gains on marketable and non-marketable investment securities of approximately $67.2 million. Gains and losses are generally accounted for on the specific identification method. During the nine months ended September 30, 2006, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of September 30, 2006, we had $214.6 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $101.8 million is accounted for under the cost method. During the nine months ended September 30, 2006, we did not record any impairment charges with respect to these investments.
We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The debt is convertible into the issuer’s publicly traded common shares. During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of our investment under the equity method of accounting. We recorded $73.7 million of goodwill to account for the amount by which the carrying value of our investment in the issuer’s common stock exceeded the value of our portion of the underlying balance sheet equity of the investee. This goodwill is included as part of the total equity investment in “Other non-current assets, net” as of September 30, 2006.
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
As of September 30, 2006, we estimated the fair value of our variable and fixed-rate debt, mortgages and other notes payable to be approximately $6.414 billion using quoted market prices where available. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $187.4 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2006, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $41.4 million.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Distant Network Litigation
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.
Approximately 900,000 of our customers currently subscribe to distant network channels, generating approximately $3.0 million of gross distant network channel revenue per month. We are pursuing judicial, legislative and other avenues to attempt to protect access to these channels by our customers but there can be no assurance we will be successful.
We currently offer local network channels by satellite in approximately 170 markets, serving over 95% of all U.S. households. Consequently, a majority of our distant network subscribers live in markets where we offer local network channels by satellite, but a significant percentage live in the approximately 40 markets where local network channels are not available by satellite. Our customers in those 40 markets are at greatest risk of canceling their subscription for our other services, particularly the substantial percentage of those customers who are eligible to obtain local or distant network channels from our competitors. Further, in approximately a dozen markets where we offer local channels, one or more networks do not have a local affiliate. In those markets distant networks are the only option available for consumers who want access to the network signals missing from the market. Those customers are also at increased risk of canceling their subscription for our other services.
We are beginning to install free off air antennas for the small percentage of those subscribers who can receive local channels off air and are willing to have an antenna installed, and continue to pursue other options to minimize potential disruption to these customers. We are also preparing to provide local channels to our distant network customers who live in the 170 markets where we offer local channels by satellite. Some of those subscribers will need additional equipment to receive local channels. We are beginning to install that equipment without cost to those customers but will not be able to complete all of those installations by December 1, 2006. Some of those customers currently subscribe to both distant and local channels so revenue from those subscribers will decline. Further, we cannot predict the number of customers who currently subscribe to only distant network channels, but will choose not to switch to local channels.
Absent modification, the injunction would negate a settlement agreement we recently reached with the ABC, NBC, CBS and Fox Affiliate Associations, which would have required us to pay $100.0 million in order to retain a limited right to offer distant networks in their markets. It also negates settlement agreements we reached with the ABC, NBC and CBS Networks, and with various independent stations and station groups, over the eight year course of the litigation.
Termination of distant network channels will result, among other things, in a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant channels. We would also be at a competitive disadvantage in the future, since the injunction prohibits us from offering distant network channels that may continue to be offered by our competitors to new customers in markets where they do not offer local channels.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. At the same time, we requested

PART II — OTHER INFORMATION
leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case has been suspended pending resolution of the license defense and a trial date has not been set. We are awaiting a decision by the District Court regarding Thomson’s license defense and regarding whether it will hear our license defense. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo, Inc.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. The Texas court subsequently issued an injunction prohibiting us from offering DVR functionality. A Court of Appeals has stayed that injunction during the pendency of our appeal.
We have accrued $89.7 million for damages and interest awarded by the Texas court through July 31, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the July 31, 2006 judgment date.
If the verdict is upheld on appeal, we would be required to pay additional amounts from August 1, 2006 until such time, if ever, as we successfully implement alternative technology. Those amounts would be approximately $5.7 million, $5.9 million and $6.0 million for August, September and October 2006, respectively, and would increase each month as the number of our DVR customers increases and as interest compounds. If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.

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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. During April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, but has not yet issued a ruling.
Acacia’s various patent infringement cases have been consolidated for pre-trial purposes in the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Forgent
In July 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. Trial is currently scheduled for May 2007 in Marshall, Texas. On October 2, 2006, the Patent and Trademark Office granted our petition for reexamination of the ‘746 patent. On October 27, 2006, the Patent and Trademark Office issued its initial office action rejecting all of the claims of the ‘746 patent in light of several prior art references. Forgent will have an opportunity to challenge the initial office action. We have moved to have the case stayed pending resolution of the reexamination. The Court has not yet ruled on the motion.
Finisar Corporation
Finisar Corporation (“Finisar”) recently obtained a $100.0 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
On July 10, 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. We intend to vigorously defend our rights in this action. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION
Trans Video
In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent). The patents relate to various methods related to the transmission of digital data. We have not been served with the complaint yet. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action was stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process, and a specially appointed master agreed with the plaintiffs, recently recommending to the judge that our motion for summary judgment be denied, or that plaintiffs be permitted to conduct additional discovery. Plaintiffs also asked the Court to go beyond the scope of the special master’s recommendation, and further sanction us for the alleged discovery problems by entering judgment against us on the issue of liability, leaving only the issue of damages for trial. The judge has not yet ruled on the special master’s recommendation. A trial date has not been set. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Enron Commercial Paper Investment Complaint
During October 2001, we received approximately $40.0 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Bank One
During 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in Ohio state court alleging breach of a duty to indemnify. The case was subsequently moved to federal court. Bank One alleges EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. The case is currently in discovery. A trial date has not been set. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION
Church Communications Network, Inc.
During 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama. CCN claimed approximately $20.0 million in actual damages, plus punitive damages for, among other things, alleged breaches of two contracts, and negligent, intentional and reckless misrepresentation. During March 2006, the Court granted summary judgment in our favor limiting CCN to one contract claim, and limiting damages to no more than $500,000, plus interest. During April 2006, we reached a settlement which did not have a material impact on our results of operations.
Vivendi
In January 2005, Vivendi Universal, S.A. (“Vivendi”) filed a breach of contract suit against us. During April 2005, the Court granted Vivendi’s motion for a preliminary injunction requiring that we carry a music-video channel during the pendency of the litigation. On May 23, 2006, the parties settled the litigation and Vivendi’s complaint was dismissed with prejudice. As part of the settlement, we agreed to continue to carry the music-video channel. The settlement amount did not have a material impact on our results of operations.
Riyad Alshuaibi
During 2002, Riyad Alshuaibi filed suit against Michael Kelly, one of our executive officers, Kelly Broadcasting Systems, Inc. (“KBS”), and EchoStar in the District Court of New Jersey. Plaintiff alleged breach of contract, breach of fiduciary duty, fraud, negligence, and unjust enrichment resulting in damages in excess of $50.0 million. Plaintiff claimed that when KBS was acquired by us, Michael Kelly and KBS breached an alleged agreement with the plaintiff. We denied the allegations of plaintiff’s complaint. On October 26, 2006, we reached a settlement which did not have a material impact on our results of operations.
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
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.
Approximately 900,000 of our customers currently subscribe to distant network channels, generating approximately $3.0 million of gross distant network channel revenue per month. We are pursuing judicial, legislative and other avenues to attempt to protect access to these channels by our customers but there can be no assurance we will be successful.
We currently offer local network channels by satellite in approximately 170 markets, serving over 95% of all U.S. households. Consequently, a majority of our distant network subscribers live in markets where we offer local network channels by satellite, but a significant percentage live in the approximately 40 markets where local network channels are not available by satellite. Our customers in those 40 markets are at greatest risk of canceling their subscription for our other services, particularly the substantial percentage of those customers who are eligible to obtain local or distant network channels from our competitors. Further, in approximately a dozen markets where we offer local channels, one or more networks do not have a local affiliate. In those markets distant networks are the only option available for consumers who want access to the network signals missing from the market. Those customers are also at increased risk of canceling their subscription for our other services.
We are beginning to install free off air antennas for the small percentage of those subscribers who can receive local channels off air and are willing to have an antenna installed, and continue to pursue other options to minimize potential disruption to these customers. We are also preparing to provide local channels to our distant network customers who live in the 170 markets where we offer local channels by

PART II — OTHER INFORMATION
satellite. Some of those subscribers will need additional equipment to receive local channels. We are beginning to install that equipment without cost to those customers but will not be able to complete all of those installations by December 1, 2006. Some of those customers currently subscribe to both distant and local channels so revenue from those subscribers will decline. Further, we cannot predict the number of customers who currently subscribe to only distant network channels, but will choose not to switch to local channels.
Absent modification, the injunction would negate a settlement agreement we recently reached with the ABC, NBC, CBS and Fox Affiliate Associations, which would have required us to pay $100.0 million in order to retain a limited right to offer distant networks in their markets. It also negates settlement agreements we reached with the ABC, NBC and CBS Networks, and with various independent stations and station groups, over the eight year course of the litigation.
Termination of distant network channels will result, among other things, in a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. We cannot predict with any degree of certainty how many of our distant network subscribers would cancel their primary DISH Network programming as a result of termination of their distant channels. We would also be at a competitive disadvantage in the future, since the injunction prohibits us from offering distant network channels that may continue to be offered by our competitors to new customers in markets where they do not offer local channels.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. If the verdict is upheld on appeal and we are not able to successfully implement alternative technology, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.
We have accrued $89.7 million for damages and interest awarded by the Texas court through July 31, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the July 31, 2006 judgment date.
If the verdict is upheld on appeal, we would be required to pay additional amounts from August 1, 2006 until such time, if ever, as we successfully implement alternative technology. Those amounts would be approximately $5.7 million, $5.9 million and $6.0 million for August, September and October 2006, respectively, and would increase each month as the number of our DVR customers increases and as interest compounds. If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
If our EchoStar X satellite experienced a significant failure we could lose the ability to deliver local network channels in many markets.
We currently do not have adequate backup satellite capacity to recover all of the local network channels broadcast from our EchoStar X satellite following a complete failure of that satellite. Therefore, our ability to deliver local channels in many markets, as well as our ability to comply with SHVERA requirements without incurring significant additional costs, is dependent on, among other things, the continued successful commercial operation of EchoStar X.
We depend on other telecommunications providers, independent retailers and others to solicit orders for DISH network services.
While we sell receiver systems and programming directly, other telecommunications providers, independent distributors, direct marketers, retailers and consumer electronics stores are responsible for most of our sales. We also sell EchoStar receiver systems through nationwide retailers and certain regional consumer electronic chains. If we are unable to continue our arrangements with these resellers, we cannot guarantee that we would be able to obtain other sales agents, thus adversely affecting our business.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2006 through October 31, 2006.

	Total		Total Number of	Maximum Approximate
	Number of		Shares Purchased as	Dollar Value of Shares
	Shares	Average	Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs	Plans or Programs (b)
		(In thousands, except share data)
January 1 - January 31, 2006	342,445	$27.22	342,445	$628,167
February 1 - February 28, 2006	86,737	$27.17	86,737	$625,811
March 1 - March 31, 2006	—	$—	—	$625,811
April 1 - April 30, 2006	—	$—	—	$625,811
May 1 - May 31, 2006	—	$—	—	$625,811
June 1 - June 30, 2006	—	$—	—	$625,811
July 1 - July 31, 2006	—	$—	—	$625,811
August 1 - August 31, 2006	—	$—	—	$625,811
September 1 - September 30, 2006	—	$—	—	$625,811
October 1 - October 31, 2006	—	$—	—	$625,811

Total	429,182	$27.21	429,182	$625,811

(a)	During the period from January 1, 2006 through October 31, 2006 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. Prior to 2006, we purchased a total of 13.2 million shares for a total of $362.5 million. During the fourth quarter of 2006, our Board of Directors approved extending this repurchase program to expire on the earlier of December 31, 2007 or when an aggregate amount of $1.0 billion of stock has been purchased. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
(a) Exhibits.

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2006

Exhibit Index
(a) Exhibits.

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.