Form 10-K
period 2006-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2007-03-01
CIK 1001082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
Registrant’s telephone number, including area code: (303) 723-1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(b) of the Act: Class A common stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of Class A common stock held by non-affiliates* of the Registrant was $6.1 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.
As of February 22, 2007, the Registrant’s outstanding common stock consisted of 207,672,955 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Form 10-K by reference:
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.
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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; our competitors are increasingly offering video service bundled with 2-way high speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase; we may have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

•	satellite programming signals are subject to theft; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue, and also resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms; our inability to obtain or renew attractive programming could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on Federal Communications Commission (“FCC”) program access rules (which will expire this year unless extended by the FCC), and the Telecommunications Act of 1996 as Amended (“Communications Act”) to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	absent reversal of the jury verdict in our Tivo patent infringement case, and if we are unable to successfully implement alternative technology, we will be required to pay substantial damages as well as materially modify or eliminate certain user-friendly digital video recorder features that we currently offer to consumers, and we could be forced to discontinue offering digital video recorders to our customers completely, any of which could have a significant adverse affect on our business;

•	if our EchoStar X satellite experienced a significant failure we could lose the ability to deliver local network channels in many markets; if our EchoStar VIII satellite experienced a significant failure, we could lose the ability to provide certain CONUS programming;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

i

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we depend on telecommunications providers, independent retailers and others to solicit orders for DISH network services. Certain of these providers account for a significant percentage of our total new subscriber acquisitions. If we are unable to continue our arrangements with these resellers, we cannot guarantee that we would be able to obtain other sales agents, thus adversely affecting our business;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

•	we have entered into certain strategic transactions in Asia, and we may increase our strategic investment activity in these and other international markets. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2006, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
We started offering subscription television services on the DISH Network in March 1996. As of December 31, 2006, the DISH Network had approximately 13.105 million subscribers. We currently have 14 owned or leased in-orbit satellites which enable us to offer over 2,500 video and audio channels to consumers across the United States. Since we use many of these channels for local programming, no particular consumer could subscribe to all channels, but all are available using small consumer satellite antennae, or dishes. We believe that the DISH Network offers programming packages that have a better “price-to-value” relationship than packages currently offered by most other subscription television providers. We believe that there continues to be unsatisfied demand for high quality, reasonably priced television programming services.
DISH Network and EchoStar Technologies Corporation
EchoStar Communications Corporation (“ECC”) is a holding company. Its subsidiaries (which together with ECC are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two primary interrelated business units:
•	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS receivers, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers and others.
We have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.
We will continue to focus on improving our competitive position and growing our business by leveraging our satellite and engineering expertise to pursue complementary strategic initiatives. These initiatives include offering fixed satellite service capacity on a wholesale commercial basis (rather than direct to consumers) and continuing to develop and offer new products and services, such as advanced interactive, home media and portable and mobile products and services. In addition, we are considering various investment and other business opportunities domestically and abroad, and this activity could continue to increase in 2007.
Other Information
We were organized in 1995 as a corporation under the laws of the State of Nevada. Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.” Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

DISH NETWORK
Programming
Basic Programming Packages. We use a “value-based” strategy in structuring the content and pricing of programming packages available from the DISH Network. For example, we currently offer our “America’s Top 100” (“AT100”) package for $29.99 per month. This package includes over 100 of our most popular digital video and audio channels. We estimate that cable operators would typically charge over $45.00 per month, on average, for comparable service.
Our “America’s Top 200” (“AT200”) package, which we currently offer for $42.99 per month, is similar to an expanded basic cable package, and includes over 200 of our most popular digital video and audio channels, including Sirius Music Channels. We estimate that cable operators would typically charge over $55.00 per month, on average, for a similar package. In addition, most of our customers are eligible for a $49.99 per month package that includes AT200, local channels and a digital video recorder (“DVR”). We estimate that cable operators would typically charge over $65.00 per month, on average, for a similar package.
Our “America’s Top 250” (“AT250”) package, which we currently offer for $52.99 per month, includes over 250 digital video and audio channels, and our “America’s Everything Pak,” which combines our AT250 package and more than 30 commercial-free premium movie channels including HBO, Cinemax, Showtime and Starz, is currently offered for $89.99 per month.
We offer satellite-delivered local broadcast channels for an additional $5.00 per month in over 170 markets in the United States, representing over 96% of all of U.S. television households. Cable operators typically include local channels in their programming packages at no additional cost.
Movie Packages. We offer HBO, Cinemax, Showtime, Starz and other premium movie packages starting at $12.99 per month and including as many as 10 channels. We believe many of our movie packages are a better value than similar packages offered by most other multi-channel video providers.
High Definition Programming Packages. We offer over 25 national high definition (“HD”) channels for $20 per month, more than any other major pay TV provider in the United States. Further, customers who subscriber to HBO, Showtime and Starz also receive an HD feed of those channels at no additional cost. Similarly, customers who subscribe to standard definition local channels also receive HD local channels, where available. We expect to offer HD local channels to more than 50 percent of U.S. households by the end of 2007.
DISH Latino Programming Packages. We offer a variety of Spanish-language programming packages. Our “DISH Latino” package includes more than 35 Spanish-language programming channels for $24.99 per month. We also offer “DISH Latino Dos,” which includes over 195 English and Spanish-language programming channels for $36.99 per month. Our “DISH Latino Max” package includes more than 220 Spanish and English-language channels for $46.99 per month. Additionally, subscribers may add more than 35 Spanish-language programming channels to any of our AT100, AT200 and AT250 packages for an additional $12.49 per month.
Family-Friendly Programming Package. Our DishFAMILY package offers over 40 “family- friendly” channels including sports, news, children’s programming, lifestyle, hobbies, shopping and public interest for $19.99 per month, or $24.99 including local channels. Comparatively, the family tier package offered by most other pay TV providers is more than $30 per month.
International Programming. We offer over 130 foreign-language channels including Arabic, Portuguese, Hindi, Russian, Chinese, Greek and many others. DISH Network remains the leader in delivering foreign-language programming to customers in the United States, and our foreign-language programming contributes significantly to our subscriber growth. Foreign-language programming is a valuable niche product that attracts new subscribers to DISH Network who are unable to get similar programming elsewhere, and while this niche is becoming more competitive, we will continue to explore opportunities to add foreign-language programming.

Sales, Marketing and Distribution
Sales Channels. While we offer receiver systems and programming directly, a majority of our new subscriber acquisitions are generated by independent businesses offering our products and services, including small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, telecommunications providers and others.
We generally pay these independent businesses an incentive upon activation of each new subscriber they acquire for us. We also typically pay them a small monthly incentive for up to 60 months provided the customer continuously subscribes to our programming and the retailer achieves required minimum subscriber acquisition goals.
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
Acquisition Strategy. Our future success in the subscription television industry depends on, among other factors, our ability to acquire and retain DISH Network subscribers. We provide varying levels of subsidies and incentives to attract customers, including leased, free or subsidized receiver systems, installations, programming and other items. This marketing strategy emphasizes our long-term business strategy of maximizing future revenue by rapidly increasing our subscriber base. Since we subsidize consumer up-front costs, we incur significant costs each time we acquire a new subscriber. Although there can be no assurance, we believe that, on average, we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue.
DISH Network subscribers have the choice of purchasing or leasing the satellite receiver and other equipment necessary to receive our programming. As a result of our promotions, most of our new subscribers choose to lease their equipment, including receiver models that provide HD, DVR, HD DVR and other advanced capabilities for multiple rooms. Many of these lease programs require the consumer to commit to continue to subscribe to a qualifying programming package for 18 months. Subscribers in our lease programs are required to return the receivers and certain other equipment to us, or be charged for the equipment, if they terminate service. To the extent we successfully retrieve and cost-effectively recondition and redeploy leased equipment from subscribers who terminate service, we are able to reduce the cost of future new subscriber acquisition. However, these cost savings are limited as technological advances and consumer demand for new features result in the need to replace older equipment for customers over time.
We base our marketing promotions on, among other things, current competitive conditions. In some cases, if competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation would be adversely affected.
Bundling Alliances
AT&T, Inc. (“AT&T”) and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services. While these providers in the aggregate currently account for less than 25% of our gross subscriber additions, the loss of certain of these relationships could have an adverse effect on our new subscriber additions to the extent other distribution channels could not be developed in those markets. During 2006, AT&T began deploying fiber-optic networks that allow it to offer video services directly to millions of homes. Other telecommunications companies have announced similar plans. Our net new subscriber additions and certain of our other key operating metrics could be adversely affected to the extent AT&T de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, and as a result of competition from video services offered by AT&T or other telecommunications companies. Moreover, there can be no assurance that we will be successful in developing significant new bundling opportunities with other telecommunications companies.

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
In order to receive DISH Network programming, a subscriber needs:
•	a satellite antenna, which people sometimes refer to as a “dish,” and related components;

•	a satellite “receiver” or “set-top box,” and

•	a television.
EchoStar Receiver Systems. EchoStar receiver systems include a small satellite dish, a digital satellite receiver that decrypts and decompresses signals for television viewing, a remote control and other related components. We offer a number of receiver models. Our standard system comes with an infrared universal remote control, an on-screen interactive program guide and V-chip type technology for parental control. Our advanced models include a hard disk drive enabling additional features such as digital video recording of up to 300 hours of programming. Certain of our standard and premium systems allow independent satellite TV viewing on two separate televisions and include UHF universal remotes, allowing control through walls when the satellite receiver and TV are not located in the same room. We also offer a variety of specialized products including HD receivers. Receivers communicate with our authorization center through telephone lines to, among other things, report the purchase of pay-per-view movies and other events. During 2007, we expect to begin offering DVRs capable of storing up to 500 hours of programming, with the flexibility to further increase storage capacity by attaching external hard drives.
Although we internally design and engineer our receiver systems, we out-source manufacturing to high-volume contract electronics manufacturers. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our receivers and many components of the EchoStar receiver systems that we provide to subscribers. Although there can be no assurance, we do not believe that the loss of any single manufacturer would materially impact our business. Sanmina-SCI Corporation and Jabil Circuit, Inc. currently manufacture the majority of our receivers. DISH Network reception equipment is incompatible with our competitors’ systems.
Conditional Access System. Conditional access technology allows us to encrypt our programming so only those who pay can receive it. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in the satellite receiver, together referred to as “security access devices,” to limit access to authorized programming content. When a consumer orders a particular channel, we send a message by satellite that instructs the security access devices to permit decryption of the programming for viewing by that consumer. The receiver then decompresses the programming and sends it to the consumer’s television. We own 50% of NagraStar L.L.C., a joint venture that provides us with security access devices. Nagra USA, a subsidiary of the Kudelski Group, owns the other 50% of NagraStar. NagraStar purchases these security access devices from NagraCard SA, a Swiss company which is also a subsidiary of the Kudelski Group. These security access devices, certain aspects of which we can upgrade over the air or replace periodically, are a key element in preserving the security of our conditional access system.
Increases in theft of our signal, or our competitors’ signals, could cause subscriber churn to increase in future periods. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. During 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. There can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost could exceed $100.0 million.

Installation. While some consumers have the skills necessary to install our equipment in their homes, we believe that most installations are best performed by professionals, and that on time, quality installations are important to our success. Consequently, we are continuing to expand our installation business. We use both employees and independent contractors for professional installations. Independent installers are held to our service standards to attempt to ensure each DISH Network customer receives the same quality installation and service. Our offices and independent installers are strategically located throughout the continental United States. Although there can be no assurance, we believe that our internal installation business helps to improve quality control, decrease wait time on service calls and new installations and helps us better accommodate anticipated subscriber growth.
Digital Broadcast Operations Centers. Our principal digital broadcast operations centers are located in Cheyenne, Wyoming and Gilbert, Arizona. We also have five regional digital broadcast operations centers that allow us to utilize the spot beam capabilities of our satellites. Programming and other data is received at these centers by fiber or satellite, processed, and then uplinked to our owned and leased satellites for transmission to consumers. Equipment at our digital broadcast operations centers performs substantially all compression and encryption of DISH Network’s programming signals.
Customer Service Centers. We currently operate ten owned and several out-sourced customer service centers fielding most of our customer service calls. Potential and existing subscribers can call a single telephone number to receive assistance for sales, hardware, programming, billing, installation and technical support. We continue to work to automate simple phone responses and to increase Internet-based customer assistance in order to better manage customer service costs and improve the customer’s self-service experience.
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
The primary purpose of our ETC division is to support the DISH Network. However, ETC also sells similar digital satellite receivers internationally, either directly to television service operators or to our independent distributors worldwide. This has created a source of additional business for us and synergies that directly benefit DISH Network. For example, our satellite receivers are designed around the Digital Video Broadcasting standard, which is widely used in Europe and Asia. The same employees who design EchoStar receiver systems for the DISH Network are also involved in designing receivers sold to international customers. Consequently, we benefit from the possibility that ETC’s international projects may result in improvements in design and economies of scale in the production of EchoStar receiver systems for the DISH Network. We believe that direct-to-home (“DTH”) satellite service is particularly well-suited for countries without extensive cable infrastructure, and we are actively soliciting new business for ETC. However, there can be no assurance that ETC will be able to develop additional international sales or maintain its existing business.
Through 2006, our primary international customer was Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. While we currently have certain binding purchase orders from Bell ExpressVu and others through mid-year 2007, we anticipate that 2007 sales could decline compared to 2006. In addition, the availability of new compression technology could impact our relationship with Bell ExpressVu depending on its strategy to upgrade customers. There can be no assurance that Bell ExpressVu will continue to use our equipment in the future.
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

We are also trying to use our large internal engineering design group to create new business opportunities both domestically and abroad, including working on the delivery of video over the Internet, mobile video delivery and other initiatives. In addition, we believe that we can utilize our engineering expertise to enable our wholesale commercial FSS business to offer integrated satellite capacity solutions that may not be available from other providers of wholesale commercial satellite capacity.
NEW BUSINESS OPPORTUNITIES
Strategic Investments in International Projects
We have entered into agreements to construct and launch an S-band satellite and lease the transponder capacity of that satellite to an affiliate of a Chinese regulatory entity to support the development of satellite-delivered mobile video services in China. We also recently completed an investment in TU Media Corp., a Korean provider of satellite-delivered mobile video services, and we are currently evaluating strategic development opportunities in several other international markets.
These transactions are part of our strategy to expand our business internationally and support the development of new satellite-delivered services, such as mobile video services. The expertise we obtain through these projects may also help us to improve and expand our U.S. business. However, these international projects involve a high degree of risk, including, among other things, the risks that required regulatory approvals and other conditions may not be obtained or satisfied, that we may not be able to enter into necessary distribution and other relationships, and that the companies in which we invest or with whom we partner may not be able to compete effectively in these markets or that there may be insufficient demand for the new services planned for these markets.
We may increase our strategic international investments in the future.
Acquisition of Spectrum for New Services
During February 2007, we began participating in an FCC Auction for licenses in the 1.4 GHz band. Through February 26, 2007, we were the provisional winning bidder for licenses totaling approximately $52.0 million and we may continue to bid on the licenses available in the Auction through its conclusion. We are currently evaluating commercial uses for this spectrum. While its propagation characteristics are attractive, the small amount of spectrum limits its potential commercial use. Even if these licenses are awarded to us, there can be no assurance that we will be able to exploit these licenses or that we could raise all capital required to develop these licenses.
Development of Fixed Satellite Services Business
We continue to focus on improving our competitive position and growing our business by leveraging our satellite and engineering capacity to pursue complementary strategic initiatives. These initiatives include expanding into provision of wholesale commercial fixed satellite services to provide customers with end-to-end solutions and a reliable platform to distribute video and data throughout the United States and internationally.

OUR SATELLITES
Our DISH Network satellite television programming is currently transmitted to our customers over satellites that operate in the “Ku” band portion of the microwave radio spectrum. The Ku-band is divided into two spectrum segments. The high power portion of the Ku-band — 12.2 to 12.7 GHz — is known as the Broadcast Satellite Service (“BSS”) band, which is also referred to as the Direct Broadcast Satellite (“DBS”) band. The low and medium power portion of the Ku-band — 11.7 to 12.2 GHz — is known as the Fixed Satellite Service (“FSS”) band.
Most of our DTH programming is currently delivered using DBS satellites. We continue to explore opportunities to expand our available DTH and wholesale commercial satellite capacity through the use of other available spectrum. Increasing our available spectrum for DTH applications is particularly important as more bandwidth intensive HD programming is produced and in order to address new video and data applications consumers may desire in the future. Although we have provided DTH services on a limited basis using FSS spectrum, due to the larger dish size generally required and other technical limitations, this spectrum is best suited for commercial and wholesale business applications.
We also continue to explore the use of Ka-band spectrum for DTH use. The Ka-band is a higher frequency band than the Ku-band, ranging from 18 to 40 GHz. However, a larger dish is generally required and interference caused by rain and snow is a more significant problem than is the case with DBS spectrum.
Satellite Fleet
We presently transmit programming from 14 satellites in geostationary orbit approximately 22,300 miles above the equator. Of these 11 are owned and three are leased. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2006 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail. We could not, however, recover certain local markets, international and other niche programming in the event of such a failure, with the extent of disruption dependent on the specific satellite experiencing the failure. Further, programming continuity cannot be assured in the event of multiple satellite losses.
Owned Satellites
We currently own 11 in-orbit satellites.
EchoStar I. EchoStar I was launched during December 1995 and currently operates at the 148 degree orbital location. The satellite can operate up to 16 transponders at 130 watts per channel. During the second quarter of 2006, the satellite experienced anomalies resulting in the possible loss of two solar array strings. An investigation of the anomalies is continuing. The anomalies have not impacted commercial operation of the satellite to date. Even if permanent loss of the two solar array strings is confirmed, the original minimum 12-year design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power availability for the design life of the satellite. However, there can be no assurance future anomalies will not cause further losses which could impact the remaining life or commercial operation of the satellite.
EchoStar II. EchoStar II was launched during September 1996 and currently operates at the 148 degree orbital location. The satellite can operate up to 16 transponders at 130 watts per channel. During February 2007, the satellite experienced an anomaly which prevented its north solar array from rotating. Functionality was restored through a backup system. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of power to the satellite. However, if the backup system fails, a partial loss of power would result which could impact the useful life or commercial operation of the satellite.
EchoStar III. EchoStar III was launched during October 1997 and currently operates at the 61.5 degree orbital location. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy. Prior to 2006, TWTA anomalies caused 22 transponders to fail. During April and October 2006, further TWTA anomalies caused the failure of four additional transponders. As a result, a maximum of 18 transponders are currently available for use on EchoStar III, but due to redundancy switching limitations and specific channel authorizations, we can only operate 15 of the 19 FCC authorized frequencies we have the right to utilize at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.
EchoStar IV. EchoStar IV was launched during May 1998 and currently operates at the 77 degree orbital location, which is licensed by the government of Mexico to a venture in which we hold a minority interest. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated on our books. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.
EchoStar V. EchoStar V was launched during September 1999 and currently operates at the 129 degree orbital location. The satellite was originally designed with a minimum 12-year design life. As previously disclosed, momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption. These issues have not impacted commercial operation of the satellite, but have reduced the remaining spacecraft life to less than two years as of December 31, 2006. Prior to 2006, EchoStar V also experienced anomalies resulting in the loss of six solar array strings. During July 2006, the satellite lost an additional solar array string. The solar array anomalies have not impacted commercial operation of the satellite to date. Since the satellite only has a remaining life of approximately two years, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), are not expected to reduce the current remaining life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” in Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
EchoStar VI. EchoStar VI was launched during July 2000 and is currently stationed at the 110 degree orbital location as an in-orbit spare. The satellite was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year design life of the satellite. Prior to 2006, EchoStar VI experienced anomalies resulting in the loss of 15 solar array strings. During 2006, two additional solar array strings failed, reducing the number of functional solar array strings to 91. While the design life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode currently. The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” in Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
EchoStar VII. EchoStar VII was launched during February 2002 and currently operates at the 119 degree orbital location. During March 2006, the satellite experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center, for transmission back to earth by the satellite. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the March 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the continental United States (“CONUS”) when operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.

EchoStar VIII. EchoStar VIII was launched during August 2002 and currently operates at the 110 degree orbital location. The satellite was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. As previously disclosed, the satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.
We depend on EchoStar VIII to provide service to CONUS at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected during the second half of 2008. AMC-14, which is expected to commence commercial operation in early 2008, also has the capability to act as a backup for EchoStar VIII and could be launched to the 110 degree orbital location, if necessary. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
EchoStar IX. EchoStar IX was launched during August 2003 and currently operates at the 121 degree orbital location. The satellite was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services. The satellite also includes a C-band payload which is owned by a third party. During the fourth quarter of 2006, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite. However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite.
EchoStar X. EchoStar X was launched during February 2006 and currently operates at the 110 degree orbital location. Its 49 spot beams use up to 42 active 140 watt TWTAs to provide standard and HD local channels, and other programming, to markets across the United States. In the event our EchoStar X satellite experienced a significant failure, we would lose the ability to deliver local network channels in many markets. While we would attempt to minimize the number of lost markets through the use of spare satellites and programming line up changes, some markets would be without local channels until a replacement satellite with similar spot beam capability could be launched and operational.
EchoStar XII. EchoStar XII was launched during July 2003 and currently operates at the 61.5 degree orbital location. The satellite was designed to operate 13 transponders at 270 watts per channel, in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in CONUS mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Prior to 2006, two solar array circuits failed, one of which was subsequently restored to partial use. During 2006, three additional solar array circuits failed. The cause of the failures is being investigated. While the design life of the satellite has not been affected, in future years the power loss will cause a reduction in the number of transponders which can be operated. The exact extent of this impact has not yet been determined. There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” in Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
Leased Satellites
We currently lease three in-orbit satellites which are being used to provide, among other things, standard and HD programming to certain local markets, international programming, backup capacity and fixed satellite service capacity on a wholesale commercial basis (rather than direct to consumers).
AMC-2. AMC-2 currently operates at the 85 degree orbital location. This SES Americom FSS satellite is equipped with 24 medium power Ku FSS transponders. Our lease of this satellite is expected to continue through 2007.

AMC-15. AMC-15 commenced commercial operation during January 2005 and currently operates at the 105 degree orbital location. This SES Americom FSS satellite is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams. The ten-year satellite service agreement for this satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites.
AMC-16. AMC-16 commenced commercial operation during February 2005 and currently operates at the 118.7 degree orbital location. This SES Americom FSS satellite is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams. The ten-year satellite service agreement for this satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites.
Satellites under Construction
We have entered into contracts to construct a number of additional satellites, including the following satellites which are contractually scheduled to be completed within the next three years.
•	EchoStar XI, a Space Systems/Loral, Inc. (“SSL”) DBS satellite, is expected to be completed in 2007. However, the launch could be delayed until the second half of 2008 as a result of problems currently being experienced by the launch provider, Sea Launch. EchoStar XI is expected to provide service to CONUS from the 110 degree orbital location. This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

•	Four additional SSL Ka and/or Ku extended band satellites are contractually scheduled to be completed during 2008 and 2009. They would enable better bandwidth utilization and could allow DISH Network to offer other value-added services.

•	CMBStar, an S-band satellite, is scheduled to be completed during the second quarter of 2008. Provided required regulatory approvals are obtained and contractual conditions are satisfied, the transponder capacity of that satellite will be leased to an affiliate of a Chinese regulatory entity to support the development of satellite-delivered mobile video services in China.

•	During January 2007, we entered into a contract for the construction of EchoStar XIV, an SSL DBS satellite, which is expected to be completed during 2009. This satellite has been designed with a combination of CONUS and spot beam capacity and could be used at multiple orbital locations. EchoStar XIV could also allow DISH Network to offer other value-added services.
We have also entered into agreements to lease capacity on the following satellites currently under construction.
•	An SES Americom DBS satellite (“AMC-14”) which is currently expected to launch during late 2007, and commence commercial operation in early 2008 at an orbital location to be determined at a future date. The satellite is being equipped with transmit antennas optimized for multiple orbital locations, providing greater backup flexibility in the event certain other in-orbit satellites fail.

•	A Telesat FSS satellite (“Anik F3”) which is currently scheduled to be launched during second quarter of 2007 and commence commercial operation at the 118.7 degree orbital location. This satellite could allow DISH Network to offer other value-added services.

•	A Canadian DBS satellite (“Ciel 2”) which is currently scheduled to be launched during 2009 and commence commercial operation at the 129 degree orbital location, has both spot and CONUS capabilities. This satellite could be used to provide HD programming to CONUS and as additional backup capacity.
We are significantly increasing our satellite capacity as a result of the agreements discussed above and other satellite service agreements currently under negotiation. While we are currently evaluating various opportunities to make profitable use of this capacity (including, but not limited to, increasing our international programming and other services, expanding our local and HD programming, offering fixed satellite service capacity on a wholesale commercial basis (rather than direct to consumers), and supplying satellite capacity for new international ventures, we do not have firm plans to utilize all of the additional satellite capacity we expect to acquire. In addition, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this additional capacity. Future costs associated with this additional capacity will negatively impact our margins if we do not have sufficient growth in subscribers or in demand for new programming or services to generate revenue to offset the costs of this increased capacity.
Competition for our Dish Network Business
We compete in the subscription television service industry against other DBS television providers, cable television and other system operators offering video, audio and data programming and entertainment services. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our earnings and other operating metrics could be materially and adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.
Cable Television. Cable television operators have a large, established customer base, and many cable operators have significant investments in programming. Cable television operators continue to leverage their incumbency advantages relative to satellite operators by, among other things, bundling their video service with 2-way high speed Internet access and telephone services. Cable television operators with analog systems are also able to provide service to multiple television sets within the same household at a lesser incremental cost to the consumer, and they are able to provide local and other programming in a larger number of geographic areas. As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.
Some digital cable platforms currently offer a video on demand (“VOD”) service that enables subscribers to choose from a library of programming selections for viewing at their convenience. We are continuing to develop our own VOD service experience through automatic video downloads to hard drives in certain of our satellite receivers, the inclusion of broadband connectivity components in certain of our satellite receivers, and other technologies. There can be no assurance that our VOD service will successfully compare with offerings from other video providers.
DBS and Other Direct-to-Home System Operators. News Corporation owns a 38.5% controlling interest in the DirecTV Group, Inc. (“DirecTV”). In December 2006, Liberty Media Corporation (“Liberty”) agreed to exchange its 16.3% stake in News Corporation for News Corporation’s stake in DirecTV, together with regional sports networks in Denver, Pittsburg and Seattle. The deal is expected to be completed during the second half of 2007. News Corporation and Liberty each have ownership interests in diverse world-wide programming content and other related businesses. These assets provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other business opportunities valuable to our industry.
In addition, DirecTV’s satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. DirecTV also offers exclusive programming, and may have access to discounts on programming, not available to us. DirecTV plans to launch two new satellites in 2007 in order to offer local and national channel programming in HD to most of the U.S. population. Although we have launched our own HD initiatives, if DirecTV fully implements these plans, they may have an additional competitive advantage.
New entrants in the subscription satellite services business would have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 13 million subscribers.
VHF/UHF Broadcasters. Most areas of the United States can receive between three and 10 free over the air broadcast channels, including local content most consumers consider important. The FCC has allocated additional digital spectrum to these broadcasters, which can be used to transmit multiple additional programming channels. Our business could be adversely affected by increased program offerings by traditional broadcasters.
New Technologies and Competitors. New technologies could also have an adverse effect on the demand for our DBS services. For example, we face an increasingly significant competitive threat from the build-out of advanced fiber optic networks. Verizon Communications, Inc. (“Verizon”) and AT&T have begun deployment of fiber-optic networks that will allow them to offer video services bundled with traditional phone and high speed Internet directly to millions of homes. In addition, telephone companies and other entities are implementing and supporting digital video compression over existing telephone lines which may allow them to offer video services without having to build a new infrastructure. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. In addition, there are several initiatives by companies to make it easier to view Internet-based video on television and personal computer screens. We also could face competition from content and other providers who distribute video services directly to consumers via digital air waves.
Mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, telephone companies and others also may result in providers capable of offering television services in competition with us.
Impact of High Definition TV. Although we believe we currently offer consumers a compelling amount of HD programming content, other multi-channel video providers may be better equipped to increase their HD offerings to respond to increasing consumer demand for this content. For example, cable companies are able to offer local network channels in HD in more markets than we can, and DirecTV has announced that it will soon be able to offer over 150 channels of HD programming by satellite. We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to effectively compete with HD program offerings from other video providers.
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
GOVERNMENT REGULATIONS
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
Overview of Our Satellites and FCC Authorizations. Our satellites are located in orbital positions, or slots, that are designated by their western longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. The FCC has divided each DBS orbital position into 32 frequency channels. Each transponder on our satellites typically exploits one frequency channel. Through digital compression technology, we can currently transmit between nine and 13 standard definition digital video channels from each transponder. Several of our satellites also include spot-beam technology which enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States.
The FCC has licensed us to operate a total of 104 direct broadcast satellite frequencies at the following orbital locations:
•	21 frequencies at the 119 degree orbital location and 29 frequencies at the 110 degree orbital location, both capable of providing service to the entire continental United States (“CONUS”);

•	22 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States; and

•	32 frequencies at the 148 degree orbital location, capable of providing service to the Western United States.
In addition, we currently have the right to use 32 frequencies at a Canadian DBS slot at the 129 degree orbital location, capable of providing service to most of CONUS. A new 32 transponder Canadian satellite, Ciel 2, is being constructed for operation at that location. We will have the right to lease at least 50% of the capacity of that satellite, with the remaining 50% required by Canadian regulations to be offered for use by Canadians until the time of launch of the satellite. Consequently, until Ciel 2 is launched, we will not know the exact amount of capacity available to us on that satellite. Further, we currently have the right to use 32 frequencies at a Mexican DBS orbital slot at the 77 degree orbital location, but it is likely to be several years before a satellite is available to exploit all of that spectrum.
We also hold licenses or have entered into agreements to lease capacity on satellites at the following FSS orbital locations including:
•	500 MHz of Ku spectrum divided into 32 frequencies at the 121 degree orbital location, capable of providing service to CONUS, plus 500 MHz of Ka spectrum at the 121 degree orbital location capable of providing service into select spot beams;

•	500 MHz of Ku spectrum currently divided into 24 frequencies at the 118.7 degree orbital location, capable of providing service to CONUS, Alaska and Hawaii;

•	500 MHz of Ku spectrum divided into 24 frequencies at the 105 degree orbital location, currently capable of providing service to CONUS, Alaska and Hawaii, plus approximately 720 MHz of Ka spectrum capable of providing service through spot beams to CONUS, Alaska and Hawaii; and

•	500 MHz of Ku spectrum divided into 24 frequencies at the 85 degree orbital location, currently capable of providing service to CONUS, plus approximately 720 MHz of Ka spectrum capable of providing service through spot beams to CONUS.
We currently broadcast the majority of our programming from the 110 and 119 degree orbital locations. Almost all of our customers have satellite receiver systems that are equipped to receive signals from both of these locations.
We also sublease six transponders (corresponding to six frequencies) at the 61.5 degree orbital location from licensee Dominion Video Satellite, Inc. (“Dominion”). We are currently operating on the two remaining unassigned frequencies at that location under a conditional special temporary authorization. We recently renewed that STA for 60 days. While there can be no assurance, we believe the FCC will continue to renew this STA periodically for the foreseeable future.
Duration of our DBS Satellite Licenses. Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC. The term of each of our DBS licenses is 10 years. Two of our licenses were due to expire in November 2006 and we have timely requested their renewal. Our other licenses are currently set to expire at various times. In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject again to possible renewal by the FCC.
Opposition and other Risks to our Licenses. Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending requests to the FCC for extensions, modifications, waivers and approvals of our licenses. In addition, we may not have fully complied with all of the FCC reporting and filing requirements in connection with our satellite authorizations. Consequently, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.
Our FSS Licenses. In addition to our DBS licenses and authorizations, we have received conditional licenses from the FCC to operate FSS satellites in the Ka-band, the Ku-band and the extended Ku-band, including licenses to operate EchoStar IX (a hybrid Ka/Ku-band satellite) at the 121 degree orbital location. In addition, EchoStar holds Ka-band licenses at the 97 and 113 degree orbital locations, an extended Ku-band license at the 109 degree orbital location and a hybrid extended Ku/Ka-band license at the 121 degree orbital location. Use of these licenses and conditional authorizations is subject to certain technical and due diligence requirements, including the requirement to construct and launch satellites according to specific milestones and deadlines. Our projects to construct and launch Ku-band, extended Ku-band and Ka-band satellites are in various stages of development.
Risks to our FSS Authorizations. With respect to our Ka-band licenses at the 97 and 113 degrees orbital locations, the FCC requires construction, launch and operation of the satellites to be completed by December 2008 and October 2009, respectively. Moreover, ITU deadlines require Ka-band satellites to be operating at the 97 and 113 degree orbital locations by June and May of 2007, respectively. For our extended Ku-band license at the 109 degree orbital location and our hybrid extended Ku/Ka-band license at the 121 degree orbital location, the FCC requires construction, launch and operation of the satellites to be completed by September 2009. We are also subject to intermediate construction milestones. There can be no assurance that we will develop acceptable plans to meet all of these deadlines, or that we will be able to utilize any of these orbital slots.
FCC Rulemaking Affecting our Licenses and Applications. A number of our other applications have been denied or dismissed without prejudice by the FCC, or remain pending. We cannot be sure that the FCC will grant any of our outstanding applications, or that the authorizations, if granted, will not be subject to onerous conditions. Moreover, the cost of building, launching and insuring a satellite can be as much as $250.0 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations. The FCC has also imposed a $3.0 million bond requirement for our FSS satellite licenses, all or part of which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite. We have provided the FCC with letters of credit, collateralized by $15.2 million of our restricted cash and marketable investment securities as of December 31, 2006, to satisfy these requirements for our Ka-band and extended Ku-band licenses.
Satellite License Proceedings. In 2004, the FCC ruled that businesses holding DBS licenses at orbital locations capable of serving the entire continental United States (including EchoStar) would not be eligible to bid for the license for the two frequencies at the 61.5 degree orbital location, and would not be qualified to acquire that license for a period of four years following grant. We filed a request for reconsideration of this ruling, which Dominion opposed and we cannot be certain of a positive outcome. In addition, the FCC has placed a moratorium on new DBS applications.
Expansion DBS Spectrum. The FCC has also allocated additional expansion spectrum for DBS services commencing in 2007, and has started a proceeding on licensing rules. This could create significant additional competition in the market for subscription television services. We have filed applications to use this additional spectrum at a number of slots, but cannot predict whether the FCC will grant these applications.
4.5 Degree Spacing. The FCC has proposed to allow so-called “tweener” DBS operations, which refers to DBS satellites operating from orbital locations 4.5 degrees (half of the usual 9 degrees) away from other DBS satellites. The FCC has already granted authorizations to Spectrum Five and us for tweener satellites at the 114.5 and 86.5 degree orbital locations, respectively. We have challenged the Spectrum Five authorization, and Telesat Canada, a Canadian satellite operator, has challenged our license. Certain tweener operations could cause harmful interference into our service and constrain our future operations.
Other Services in the DBS Band. The FCC has adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as direct broadcast satellite and Ku-band-based fixed satellite services. In the same rulemaking, the FCC authorized use of the DBS spectrum that we use by terrestrial communication services, and it auctioned licenses for these terrestrial services during January 2004. There can be no assurance that operations by terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.
Competition for Foreign DBS Orbital Slots. DirecTV has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot. We have also received authority to do the same from a Canadian DBS orbital slot at 129 degrees and from a Mexican orbital slot at 77 degrees. The possibility that the FCC will allow service to the U.S. from other foreign slots may permit additional competition against us from other DBS providers.
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
The FCC has also introduced a requirement that we provide programming packages to residents of Hawaii and Alaska that are “reasonably comparable” to what we offer in the contiguous 48 states. In addition, the FCC has interpreted a statutory requirement so as to require us to provide HD and multicast carriage of local broadcast signals in Alaska and Hawaii. We cannot be sure that these requirements will not affect us adversely by requiring us to devote additional resources to serving these two states.
A La Carte. Some Members of Congress have proposed the imposition of indecency restrictions on satellite and cable providers. Others, together with the Chairman of the FCC, have suggested that satellite and cable providers be required to offer some or all programming on an individual, or “a la carte” basis. We cannot predict the effect any such obligations would have on our business.
Emergency Alert System. The Emergency Alert System (“EAS”) requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC recently released an order requiring satellite carriers to participate in the “national” portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We cannot be sure that this requirement will not affect us adversely by requiring us to devote additional resources to complying with EAS requirements.

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
Closed Captioning. In 2005, the FCC initiated a rulemaking proceeding seeking comments on whether its rules that require broadcasters, DBS providers and cable operators to transmit closed captioned content should be revised. We currently do not have the capability of captioning every channel that we carry and rely on the program originators to perform this task. No technology exists that can be applied outside the program originator’s facility to determine if a program is correctly captioned. If we are required to monitor every one of the thousands of programs that we carry to ensure accurate captioning, we will bear substantial equipment, personnel and other related costs.
The Satellite Home Viewer Improvement Act and Satellite Home Viewer Extension and Reauthorization Act
Opposition to Delivery of Distant Signals. On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. The ruling does not impact in any way our ability to provide local channels by satellite, which we currently offer in over 170 markets, representing over 96% of all of U.S. television households.
Retransmission of Local Networks. The Satellite Home Viewer Improvement Act, or SHVIA, generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies which provide local signals. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short term.
Dependence on Cable Act for Program Access
We purchase a substantial percentage of our programming from cable-affiliated programmers. The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers are currently set to expire in October 2007. If those rules are not extended, many popular programs may become unavailable to us, causing a loss of customers and adversely affecting our revenues and financial performance. Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis. Further, the FCC generally has not shown a willingness to enforce the program access rules aggressively. As a result, we may be limited in our ability to obtain access (or nondiscriminatory access) to programming from programmers that are affiliated with the cable system operators.
Affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite. To the extent that cable operators deliver additional programming terrestrially in the future, they may assert that this additional programming is also exempt from the program access laws. These restrictions on our access to programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.
The International Telecommunication Union
Our DBS system also must conform to the International Telecommunication Union, or ITU, broadcasting satellite service plan for Region 2 (which includes the United States). If any of our operations are not consistent with this plan, the ITU will only provide authorization on a non-interference basis pending successful modification of the plan or the agreement of all affected administrations to the non-conforming operations. Accordingly, unless and until the ITU modifies its broadcasting satellite service plan to include the technical parameters of DBS applicants’ operations, our satellites, along with those of other DBS operators, must not cause harmful electrical interference with other assignments that are in conformance with the plan. Further, DBS satellites are not presently entitled to any protection from other satellites that are in conformance with the plan. The United States government has filed or is in the process of filing modification requests with the ITU for EchoStar I through VIII, EchoStar X and EchoStar XII. The ITU has requested certain technical information in order to process the requested modifications. We have cooperated, and continue to cooperate, with the FCC in the preparation of its responses to the ITU requests. The requests for modification that have been filed by the United States government are pending or in various stages of completion. We cannot predict if all the required requests will be made or when the ITU will act upon them.
In addition, a number of administrations, such as Great Britain and the Netherlands, have requested modifications to the plan to add orbital locations serving the U.S. close to our licensed slots, similar to the “tweener” operations discussed above. Such operations could cause harmful interference into our satellites and constrain our future operations at those slots.
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
We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our results of operations, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending multiple patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Item 3 – Legal Proceedings.”
ENVIRONMENTAL REGULATIONS
We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2007 or 2008. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.
SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA
For operating segment and principal geographic area data for 2006, 2005 and 2004 see Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
EMPLOYEES
We had approximately 21,000 employees at December 31, 2006, most of whom are located in the United States. We generally consider relations with our employees to be good.
Although a total of approximately 33 employees in two of our field offices have voted to unionize, we are not currently a party to any collective bargaining agreements. However, we are currently negotiating collective bargaining agreements at these offices.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)
The following table sets forth the name, age and offices with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	54	Chairman, Chief Executive Officer and Director
Thomas A. Cullen	47	Executive Vice President, Corporate Development
O. Nolan Daines	47	Executive Vice President, Strategic Initiatives
James DeFranco	54	Executive Vice President, Sales & Distribution and Director
Bernard L. Han	42	Executive Vice President and Chief Financial Officer
Mark W. Jackson	46	President, EchoStar Technologies Corporation
Michael Kelly	45	Executive Vice President, Commercial and Business Services
Carol J. Kline	42	Executive Vice President, Operations
David K. Moskowitz	48	Executive Vice President, General Counsel, Secretary and Director
David J. Rayner	49	Executive Vice President, Installation and Service Network
Steven B. Schaver	52	President, EchoStar International Corporation
Carl E. Vogel	49	Vice Chairman, President and Director
Stephen W. Wood	48	Executive Vice President of Human Resources
Charles W. Ergen. Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar’s subsidiaries. Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of EchoStar in 1980.
Thomas A. Cullen. Mr. Cullen joined EchoStar in December 2006 as the Executive Vice President of Corporate Development. Before joining EchoStar, Cullen served as President of TensorComm, a venture-backed wireless technology company. From August 2003 to April 2005, Mr. Cullen was with Charter Communications, serving as Senior Vice President, Advanced Services and Business Development from August 2003 until he was promoted to Executive Vice President in August 2004. From January 2001 to October 2002, Mr. Cullen was General Partner of Lone Tree Capital, a private equity partnership focused on investment opportunities in the technology and communications sector.
O. Nolan Daines. Mr. Daines is currently the Executive Vice President of Strategic Initiatives. He joined Echostar in September 2002 and served as a Senior Vice President and Executive Vice President of Information Technology and Broadband until December 2005 and was responsible for EchoStar’s broadband initiatives including strategic alliances with telecommunication partners. Mr. Daines served on EchoStar’s Board of Directors and its Audit Committee from March 1998 until September 2002. In addition, until May 2002, Mr. Daines served as a member of EchoStar’s Executive Compensation Committee.

James DeFranco. Mr. DeFranco, an Executive Vice President of EchoStar, has been a Vice President and a Director of EchoStar since its formation and, during the past five years, has held various executive officer and director positions with EchoStar’s subsidiaries. Mr. DeFranco, along with Mr. Ergen and Mr. Ergen’s spouse, was a co-founder of EchoStar in 1980.
Bernard L. Han. Mr. Han was named Executive Vice President and Chief Financial Officer of EchoStar in September 2006 and is responsible for all accounting, finance and information technology functions of the Company. From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc. Prior to October 2002, he held positions as Executive Vice President and Chief Financial Officer and Senior Vice President and Chief Marketing Officer at America West Airlines, Inc.
Mark W. Jackson. Mr. Jackson is the President of EchoStar Technologies Corporation. Mr. Jackson served as Senior Vice President of EchoStar Technologies Corporation from April 2000 until June 2004 and as Senior Vice President of Satellite Services from December 1997 until April 2000.
Michael Kelly. Mr. Kelly is currently the Executive Vice President of Commercial and Business Services. Mr. Kelly served as the Executive Vice President of DISH Network Service LLC and Customer Service from February 2004 until December 2005 and as Senior Vice President of DISH Network Service L.L.C. from March 2001 until February 2004. Mr. Kelly joined EchoStar in March 2000 as Senior Vice President of International Programming following our acquisition of Kelly Broadcasting Systems, Inc.
Carol J. Kline. Carol Kline joined EchoStar as the Executive Vice President of Operations in February 2007 and is providing oversight of DISH Network’s customer service centers and installation service networks. Prior to joining EchoStar, Ms. Kline was Chief Information Officer and Executive Vice President for America Online from June 2003 to February 2006 and was the Senior Vice President for Worldwide Operations of Qwest Communications, Inc. from July 2000 to June 2003.
David K. Moskowitz. Mr. Moskowitz is the Executive Vice President, Secretary and General Counsel of EchoStar. Mr. Moskowitz joined EchoStar in March 1990. He was elected to EchoStar’s Board of Directors during 1998. Mr. Moskowitz is responsible for all legal affairs and certain business functions for EchoStar and its subsidiaries.
David J. Rayner. Mr. Rayner is the Executive Vice President, Installation and Service Networks. Mr. Rayner served as the Executive Vice President and Chief Financial Officer of EchoStar from December 2004 to September 2006 and was responsible for all accounting and finance functions of the Company. Prior to joining EchoStar, Mr. Rayner served as Senior Vice President and Chief Financial Officer of Time Warner Telecom from June 1998 to December 2004.
Steven B. Schaver. Mr. Schaver was named President of EchoStar International Corporation in April 2000. Mr. Schaver served as EchoStar’s Chief Financial Officer from February 1996 through August 2000 and served as EchoStar’s Chief Operating Officer from November 1996 until April 2000.
Carl E. Vogel. Mr. Vogel was named President of EchoStar in September 2006 and oversees all day to day operations of the company. Mr. Vogel has served on the Board of Directors since May 2005 and became a full-time employee in June 2005 serving as our Vice Chairman in charge of all financial and strategic initiatives. From 2001 until 2005, Mr. Vogel served as the President and CEO of Charter Communications Inc. (“Charter”), a publicly-traded company providing cable television and broadband services to approximately six million customers. Mr. Vogel was one of our executive officers from 1994 until 1997, including serving as our President from 1995 until 1997 when he was a key member of the executive team that created and launched DISH Network in 1996.
Stephen W. Wood. Mr. Wood joined EchoStar as the Executive Vice President of Human Resources in May 2006 and oversees all of the human resource functions of the Company. Prior to joining EchoStar, Mr. Wood served as an Executive Vice President for Gate Gourmet International from 2004 to 2006 and practiced employment and labor law in Richmond, Virginia with McGuire Woods LLP, as well as held executive and directorial Human Resources positions at Cigna Healthcare from 2001 to 2004 and Advantica Restaurant Group, Inc. from 1993 to 2001.

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
We compete in the subscription television service industry against other DBS television providers, cable television and other system operators offering video, audio and data programming and entertainment services. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our earnings and other operating metrics could be materially and adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.
Cable television operators have a large, established customer base, and many cable operators have significant investments in programming. Cable television operators continue to leverage their incumbency advantages relative to satellite operators by, among other things, bundling their video service with 2-way high speed Internet access and telephone services. Cable television operators with analog systems are also able to provide service to multiple television sets within the same household at a lesser incremental cost to the consumer, and they are able to provide local and other programming in a larger number of geographic areas. As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.
Some digital cable platforms currently offer a VOD service that enables subscribers to choose from a library of programming selections for viewing at their convenience. We are continuing to develop our own VOD service experience through automatic video downloads to hard drives in certain of our satellite receivers, the inclusion of broadband connectivity components in certain of our satellite receivers, and other technologies. There can be no assurance that our VOD service will successfully compare with offerings from other video providers.
News Corporation owns a 38.5% controlling interest in the DirecTV Group, Inc. (“DirecTV”). In December 2006, Liberty Media Corporation (“Liberty”) agreed to exchange its 16.3% stake in News Corporation for News Corporation’s stake in DirecTV, together with regional sports networks in Denver, Pittsburg and Seattle. The deal is expected to be completed during the second half of 2007. News Corporation and Liberty each have ownership interests in diverse world-wide programming content and other related businesses. These assets provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other business opportunities valuable to our industry.
In addition, DirecTV’s satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. DirecTV also offers exclusive programming, and may have access to discounts on programming, not available to us. DirecTV plans to launch two new satellites in 2007 in order to offer local and national channel programming in HD to most of the U.S. population. Although we have launched our own HD initiatives, if DirecTV fully implements these plans, they may have an additional competitive advantage.
New entrants in the subscription satellite services business would have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 13 million subscribers.

Most areas of the United States can receive between three and 10 free over the air broadcast channels, including local content most consumers consider important. The FCC has allocated additional digital spectrum to these broadcasters, which can be used to transmit multiple additional programming channels. Our business could be adversely affected by increased program offerings by traditional broadcasters.
New technologies could also have an adverse effect on the demand for our DBS services. For example, we face an increasingly significant competitive threat from the build-out of advanced fiber optic networks. Verizon Communications, Inc. (“Verizon”) and AT&T have begun deployment of fiber-optic networks that will allow them to offer video services bundled with traditional phone and high speed Internet directly to millions of homes. In addition, telephone companies and other entities are implementing and supporting digital video compression over existing telephone lines which may allow them to offer video services without having to build a new infrastructure. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. In addition, there are several initiatives by companies to make it easier to view Internet-based video on television and personal computer screens. We also could face competition from content and other providers who distribute video services directly to consumers via digital air waves.
Mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, telephone companies and others also may result in providers capable of offering television services in competition with us.
Although we believe we currently offer consumers a compelling amount of HD programming content, other multi-channel video providers may be better equipped to increase their HD offerings to respond to increasing consumer demand for this content. For example, cable companies are able to offer local network channels in HD in more markets than we can, and DirecTV has announced that it will soon be able to offer over 150 channels of HD programming by satellite. We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to effectively compete with HD program offerings from other video providers.
Increased subscriber turnover could harm our financial performance.
Our future subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in competition from existing competitors and new entrants offering more compelling promotions, as well as new advanced products and services. Competitor bundling of video services with 2-way high speed Internet access and telephone services may also contribute more significantly to churn over time. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
Additionally, as the size of our subscriber base increases, even if our churn percentage remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
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

In addition to new subscriber acquisition costs, we incur costs to retain existing subscribers. In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment. We generally lease receivers and subsidize installation of EchoStar receiver systems under these subscriber retention programs. We also upgrade or replace subscriber equipment periodically as technology changes. As a consequence, our retention and our capital expenditures related to our equipment lease program for existing subscribers will increase, at least in the short term, to the extent we subsidize the costs of those upgrades and replacements. Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers more aggressive promotions for HD receivers or EchoStar receivers with other enhanced technologies, or for other reasons.
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
In addition, any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.
Satellite programming signals have been subject to theft, which could cause us to lose subscribers and revenue.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in our EchoStar receiver systems to control access to authorized programming content. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. During 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. There can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost could exceed $100.0 million.
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
We purchase a substantial percentage of our programming from cable-affiliated programmers. The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers are currently set to expire in October 2007. If those rules are not extended, many popular programs may become unavailable to us, causing a loss of customers and adversely affecting our revenues and financial performance. Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis. Further, the FCC generally has not shown a willingness to enforce the program access rules aggressively. As a result, we may be limited in our ability to obtain access (or nondiscriminatory access) to programming from programmers that are affiliated with the cable system operators.

Affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite. To the extent that cable operators deliver additional programming terrestrially in the future, they may assert that this additional programming is also exempt from the program access laws. These restrictions on our access to programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.
We depend on others to produce programming.
We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term. If we are unable to renew any of these agreements or the other parties cancel the agreements, we cannot assure you that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, programming costs may continue to increase. We may be unable to pass programming costs on to our customers which could have a material adverse effect on our business, financial condition and results of operations.
We face increasing competition from other distributors of foreign language programming.
We face increasing competition from other distributors of foreign language programming, including programming distributed over the Internet. There can be no assurance that we will continue to experience growth in subscribers to our foreign-language programming services. In addition, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn. Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all.
We may not be aware of certain foreign government regulations.
Because regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. We cannot assure you that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.
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
If the Tivo jury verdict is upheld on appeal, we could be required to pay substantial damages, and if we were not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
We currently have no commercial insurance coverage on the satellites we own.
We do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the premium costs are uneconomical relative to the risk of satellite failure. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites fails. We could not, however, recover certain local markets, international and other niche programming. Further, programming continuity cannot be assured in the event of multiple satellite losses.
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
We also depend on EchoStar VIII to provide service to CONUS at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected during the second half of 2008. AMC-14, which is expected to commence commercial operation in early 2008, also has the capability to act as a backup for EchoStar VIII and could be launched to the 110 degree orbital location, if necessary. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
Our satellites are subject to risks related to launch.
Satellite launches are subject to significant risks, including launch failure, incorrect orbital placement or improper commercial operation. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than two years, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.
In addition, the occurrence of future launch failures may materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. Please see further discussion under the caption “We currently have no commercial insurance coverage on our satellites” above.
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
Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our direct broadcast satellites and other satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites. Finally, the occurrence of anomalies may materially and adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. You should review the disclosures relating to satellite anomalies set forth under Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
Meteoroid events pose a potential threat to all in-orbit satellites. The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets. Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.
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
We have made substantial capital commitments to acquire additional satellite capacity and do not have firm business plans for some of this capacity; our results of operations could be materially adversely affected if we are not able to utilize all of this additional capacity.
We are significantly increasing our satellite capacity as a result of the agreements discussed above and other satellite service agreements currently under negotiation. While we are currently evaluating various opportunities to make profitable use of this capacity (including, but not limited to, increasing our international programming and other services, expanding our local and HD programming, offering fixed satellite service capacity on a wholesale commercial basis (rather than direct to consumers) and supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of the additional satellite capacity we expect to acquire. In addition, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this additional capacity. Future costs associated with this additional capacity will negatively impact our margins if we do not have sufficient growth in subscribers or in demand for new programming or services to generate revenue to offset the costs of this increased capacity.
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
Technology in the subscription television and satellite services industries changes rapidly as new technologies are developed, which could cause our services and products to become obsolete. We and our suppliers may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, we could suffer a material adverse effect on our future competitive position that could cause a reduction in our revenues and earnings. We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 13 million subscribers. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. In addition, delays in the delivery of components or other unforeseen problems in our DBS system or other satellite services may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.
Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. Competition for the services of these types of employees is vigorous. We may not be able to attract and retain these employees. If we are unable to attract and maintain technically skilled employees, our competitive position could be materially and adversely affected.
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
Charles W. Ergen, our Chairman and Chief Executive Officer, currently beneficially owns approximately 49.1% of our total equity securities and possesses approximately 76.8% of the total voting power. Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result of Mr. Ergen’s voting power, ECC is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Our business depends substantially on FCC licenses that can expire or be revoked or modified and applications that may not be granted.
If the FCC were to cancel, revoke, suspend or fail to renew any of our licenses or authorizations, it could have a material adverse effect on our business, financial condition and results of operations. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of programming and other services available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress often considers and enacts legislation that could affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.
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
While we offer receiver systems and programming directly, a majority of our new subscriber acquisitions are generated by independent businesses offering our products and services, including small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, telecommunications providers and others. If we are unable to continue our arrangements with these resellers, we cannot guarantee that we would be able to obtain other sales agents, thus adversely affecting our business.
We have substantial debt outstanding and may incur additional debt
As of December 31, 2006, our total debt, including the debt of our subsidiaries, was $6.967 billion. On February 15, 2007, we redeemed all of our outstanding 5 3/4% Convertible Subordinated Notes due 2008 which decreased our total debt by $1.0 billion.
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

In addition, we may incur substantial additional debt in the future. The terms of the indentures relating to our senior notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.
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
If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and results of operations. To manage our growth effectively, we must, among other things, continue to develop our internal and external sales forces, installation capability, customer service operations and information systems, and maintain our relationships with third party vendors. We also need to continue to expand, train and manage our employee base, and our management personnel must assume even greater levels of responsibility. If we are unable to continue to manage growth effectively, we may experience a decrease in subscriber growth and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations.
We cannot be certain that we will sustain profitability.
Due to the substantial expenditures necessary to complete construction, launch and deployment of our DBS system and to obtain and service DISH Network customers, we have in the past sustained significant losses. If we do not have sufficient income or other sources of cash, our ability to service our debt and pay our other obligations could be affected. While we had net income of $608.3 million, $1.515 billion and $214.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, we may not be able to sustain this profitability. Improvements in our results of operations will depend largely upon our ability to increase our customer base while maintaining our price structure, effectively managing our costs and controlling churn. We cannot assure you that we will be effective with regard to these matters.
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

We could be exposed to significant financial losses if our international business ventures are unsuccessful.
We have entered into certain strategic transactions in Asia, and we may increase our strategic investment activity in these and other international markets. These investments, which we expect could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful.
These risks include, among other things, the risks that required regulatory approvals may not be obtained, that we may not be able to enter into necessary distribution and other relationships, and that the companies in which we invest or with whom we partner may not be able to compete effectively in these markets or that there may be insufficient demand for the new services planned for these markets.
We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.
We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes internal control over financial reporting relating to our operations. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2006, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table sets forth certain information concerning our principal properties:

		Approximate
		Square
Description/Use/Location	Segment(s) Using Property	Footage	Owned or Leased
Corporate headquarters, Englewood, Colorado	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	ETC	144,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	63,000	Owned
EchoStar Data Networks engineering offices, Atlanta, Georgia	ETC	50,000	Leased
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	143,000	Owned
Digital broadcast operations center, Gilbert, Arizona	DISH Network	124,000	Owned
Regional digital broadcast operations center, Monee, Illinois	DISH Network	45,000	Owned
Regional digital broadcast operations center, New Braunsfels, Texas	DISH Network	35,000	Owned
Regional digital broadcast operations center, Quicksberg, Virginia	DISH Network	35,000	Owned
Regional digital broadcast operations center, Spokane, Washington	DISH Network	35,000	Owned
Regional digital broadcast operations center, Orange, New Jersey	DISH Network	8,800	Owned
Customer call center and data center, Littleton, Colorado	DISH Network	202,000	Owned
Service center, Spartanburg, South Carolina	DISH Network	316,000	Leased
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	Owned
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer call center, Christiansburg, Virginia	DISH Network	103,000	Owned
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	79,000	Leased
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer call center, Alvin, Texas	DISH Network	60,000	Leased
Customer call center, Thornton, Colorado	DISH Network	55,000	Owned
Customer call center, Harlingen, Texas	DISH Network	54,000	Owned
Customer call center, Bluefield, West Virginia	DISH Network	50,000	Owned
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	250,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	209,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse and distribution center, Dallas, Texas	DISH Network	80,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	44,000	Owned
Warehouse and distribution center, Baltimore, Maryland	DISH Network	37,000	Leased
Engineering offices and warehouse, Almelo, The Netherlands	All Other	55,000	Owned
Engineering offices, Steeton, England	All Other	43,000	Owned
In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States.
Item 3. LEGAL PROCEEDINGS
Distant Network Litigation
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation. We cannot predict with any degree of certainty the outcome of that appeal.

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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue for March 2007. We also requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case as to us is suspended pending resolution of the Thomson license defense issue.
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
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the case pending reexamination. Our case remains stayed pending resolution of the Charter case.
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

Tivo Inc.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. The Texas court subsequently issued an injunction prohibiting us from offering DVR functionality. A Court of Appeals has stayed that injunction during the pendency of our appeal.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $94.0 million in “Tivo litigation expense” on our Condensed Consolidated Statement of Operations to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court through September 8, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the September 8, 2006 judgment date. If the verdict is upheld on appeal, the $94.0 million amount would increase by approximately $35.0 million through 2007.
If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we would owe substantial additional damages and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. During April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, and issued a ruling during December 2006. We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.
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
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. Trial is currently scheduled for May 2007 in Tyler, Texas. On October 2, 2006, the Patent and Trademark Office granted our petition for reexamination of the ‘746 patent. On October 27, 2006, the Patent and Trademark Office issued its initial office action rejecting all of the claims of the ‘746 patent in light of several prior art references. Forgent will have an opportunity to challenge the initial office action. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Trans Video
In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent). The patents relate to various methods related to the transmission of digital data by satellite. Trial has been set for July 2008. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and recently denied our motion for summary judgment as a result. A trial date has not been set. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Enron Commercial Paper Investment
During October 2001, we received approximately $40.0 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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
No items were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
Market Information. Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.” The sale prices shown below reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The high and low closing sale prices of our Class A common stock during 2006 and 2005 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

	High	Low
2006
First Quarter	$29.98	$27.20
Second Quarter	32.25	29.85
Third Quarter	35.44	30.02
Fourth Quarter	38.45	32.07

2005
First Quarter	$33.12	$28.31
Second Quarter	30.31	27.93
Third Quarter	32.11	28.61
Fourth Quarter	29.60	24.52
As of February 22, 2007, there were approximately 12,300 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 22, 2007, 198,805,449 of the 238,435,208 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman and Chief Executive Officer and the remaining 39,629,759 were held in a trust for members of Mr. Ergen’s family. There is currently no trading market for our Class B common stock.
Dividend. On December 14, 2004, we paid a one-time cash dividend of $1.00 per share, or $455.7 million, on outstanding shares of our Class A and Class B common stock to shareholders of record at the close of business on December 8, 2004.
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
Securities Authorized for Issuance Under Equity Compensation Plans. See Item 12 – Security Ownership of Certain Beneficial Owners and Management.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our Class A common stock made by us for the period from January 1, 2006 through February 22, 2007.

	Total		Total Number of	Maximum Approximate
	Number of		Shares Purchased as	Dollar Value of Shares
	Shares	Average	Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(a)	per Share	or Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2006	342,445	$27.22	342,445	$628,167

February 1 - February 28, 2006	86,737	$27.17	86,737	$625,811

March 1, 2006 - February 22, 2007	—	$—	—	$625,811

Total	429,182	$27.21	429,182	$625,811

(a)	During the period from January 1, 2006 through February 22, 2007 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A Common Stock on August 9, 2004. Prior to 2006, we purchased a total of 13.2 million shares for a total of $362.5 million. During the fourth quarter of 2006, our Board of Directors approved extending this repurchase program to expire on the earlier of December 31, 2007 or when an aggregate amount of $1.0 billion of stock has been purchased. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.
Item 6. SELECTED FINANCIAL DATA
The selected consolidated financial data as of and for each of the five years ended December 31, 2006 have been derived from, and are qualified by reference to our Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to the current year presentation. See further discussion under Item 7. – “Explanation of Key Metrics and Other Items.” This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2006, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
Statements of Operations Data	2006	2005		2004	2003	2002
	(In thousands, except per share data)
Revenue:
Subscriber-related revenue	$9,375,519	$7,986,394		$6,692,949	$5,419,733	$4,439,726
Equipment sales	362,098	367,968		364,929	285,551	338,602
Other	80,869	92,813		100,593	34,012	42,497

Total revenue	9,818,486	8,447,175		7,158,471	5,739,296	4,820,825

Costs and Expenses:
Subscriber related expenses (exclusive of depreciation shown below)	4,807,872	4,095,986		3,618,259	2,738,821	2,222,593
Satellite and transmission expenses (exclusive of depreciation shown below)	147,450	134,545		112,239	79,322	62,131
Cost of sales – equipment	282,420	271,697		259,058	161,724	204,655
Cost of sales – other	7,260	23,339		33,265	3,496	6,466
Subscriber acquisition costs	1,596,303	1,492,581		1,527,886	1,312,068	1,168,649
General and administrative	551,547	456,206		398,898	336,267	331,194
TiVo litigation expense	93,969	—		—	—	—
Depreciation and amortization	1,114,294	805,573		505,561	400,050	373,619
Total costs and expenses	8,601,115	7,279,927		6,455,166	5,031,748	4,369,307

Operating income (loss)	$1,217,371	$1,167,248		$703,305	$707,548	$451,518

Net income (loss)	$608,272	$1,514,540	(3)	$214,769	$224,506	$(852,034	)(1)

Basic net income (loss) available to common stockholders	$608,272	$1,514,540		$214,769	$224,506	$(414,601	)(2)
Diluted net income (loss) available to common stockholders	$618,106	$1,560,688	(3)	$214,769	$224,506	$(414,601	)(2)
Basic weighted-average common shares outstanding	444,743	452,118		464,053	483,098	480,429
Diluted weighted-average common shares outstanding	452,685	484,131		467,598	488,314	480,429
Basic net income (loss) per share	$1.37	$3.35		$0.46	$0.46	$(0.86)
Diluted net income (loss) per share	$1.37	$3.22		$0.46	$0.46	$(0.86)
Cash dividend per common share	$—	$—		$1.00	$—	$—

	As of December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
	(In thousands)
Cash, cash equivalents and marketable investment securities	$3,032,570	$1,181,360	$1,155,633	$3,972,974	$2,686,995
Restricted cash and marketable investment securities	172,941	67,120	57,552	19,974	9,972
Cash reserved for satellite insurance	—	—	—	176,843	151,372
Total assets	9,768,696	7,410,210	6,029,277	7,585,018	6,260,585
Long-term obligations (including current portion)	6,967,321	5,935,301	5,791,561	6,937,673	5,747,053
Total stockholders’ equity (deficit)	(219,383)	(866,624)	(2,078,212)	(1,032,524)	(1,176,022)

	For the Years Ended December 31,
Other Data	2006	2005	2004	2003	2002
DISH Network subscribers, as of period end (in millions)	13.105	12.040	10.905	9.425	8.180
DISH Network subscriber additions, gross (in millions)	3.516	3.397	3.441	2.894	2.764
DISH Network subscriber additions, net (in millions)	1.065	1.135	1.480	1.245	1.350
Average monthly subscriber churn rate	1.64%	1.65%	1.62%	1.57%	1.59%
Average monthly revenue per subscriber (“ARPU”)	$62.47	$58.04	$55.00	$51.30	$49.48
Average subscriber acquisition costs per subscriber (“SAC”)	$686	$693	$611	$491	$523
Net cash flows from (in thousands):
Operating activities	$2,279,242	$1,774,074	$1,001,442	$575,581	$66,744
Investing activities	$(1,993,953)	$(1,460,342)	$1,078,281	$(1,761,870)	$(682,387)
Financing activities	$1,022,147	$(402,623)	$(2,666,022)	$994,070	$420,832

(1)	Net loss in 2002 includes $689.8 million related to merger termination costs.

(2)	The net loss to common stockholders in 2002 of $414.6 million differs significantly from the net loss in 2002 of $852.0 million due to a gain on repurchase of Series D Convertible Preferred Stock of approximately $437.4 million.

(3)	Net income in 2005 includes $592.8 million and $322.0 million resulting from the reversal and current year activity, respectively, of our recorded valuation allowance for those net deferred tax assets that we believe are more likely than not to be realized in the future (see Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Overview
During 2006, we continued to position the DISH Network as the low price leader in the U.S. pay TV industry, while at the same time offering the highest quality programming, customer service and customer choice possible. We subsidize the cost of equipment and installation, and offer other promotions, to increase our subscriber base. We also focused on increasing distribution of our highly rated DVR and HD equipment, as value ads to drive subscriber growth and retention.
As a result, our subscriber base continued to grow. That growth, together with increased average monthly revenue per subscriber, resulted in continued revenue growth. Net income and free cash flow also continued to increase.
We believe opportunity exists to continue growing our subscriber base. One of our biggest challenges, and opportunities, is to further improve operating results through better cost control and operating efficiency.
Operational Results and Goals
Adding new subscribers. During 2006, we added approximately 3.516 million new subscribers, an increase of 3.4% from 2005. We intend to continue adding new subscribers by offering compelling value-based consumer promotions. These promotions include offers of free or low cost advanced consumer electronics products, such as receivers with multiple tuners, HD receivers, DVRs, and HD DVRs, as well as programming packages which we believe generally have a better “price-to-value” relationship than packages currently offered by most other subscription television providers.
However, there are many reasons we may not be able to maintain our current rate of new subscriber growth. For example, many of our competitors are better equipped than we are to offer video services bundled with broadband and other telecommunications services. Our subscriber growth would also be negatively impacted to the extent our competitors offer more attractive consumer promotions.
Minimize existing customer churn. In order to continue to increase our subscriber base we must minimize our rate of customer turnover, or “churn.” Our average monthly subscriber churn rate for the year ended December 31, 2006 was approximately 1.64%. We attempt to contain churn by offering high quality customer service, low prices, and advanced products and services not available from competitors. We also require service commitments from subscribers and tailor our promotions toward subscribers desiring multiple receivers and advanced products such as receivers with multiple tuners, DVRs and HD receivers, who tend to remain our customers for longer periods. In addition, we maintain disciplined credit requirements, such as requiring most new subscribers to provide a valid major credit card and to have an acceptable credit score. We also plan to continue to offer advanced products to existing customers through our lease promotions and to initiate other programs to improve our overall subscriber retention. However, there can be no assurance that these and other actions we may take to control churn will be successful.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Reduce costs. We believe that our low cost structure is one of our key competitive advantages and we continue to work aggressively to retain this position. We are attempting to control costs by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, providing better subscriber education in the use of our products and services, and enhancing our training and quality assurance programs for our in-home service and call center representatives. We believe that further standardization of EchoStar receiver systems, introduction of new installation technology and the migration away from relatively expensive and complex subscriber equipment installations may reduce in-home service and customer service calls. In addition, we hope to further reduce our customer service calls by simplifying processes such as billing and non-technical equipment issues. However, these initiatives may not be sufficient to maintain or increase our operational efficiencies and we may not be able to continue to grow our operations cost effectively.
We also attempt to reduce subscriber acquisition and retention costs by lowering the overall cost of subsidized equipment we provide to new and existing customers and improving the cost effectiveness of our sales efforts. Our principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new and existing subscribers rather than selling systems to them at little or no cost. Leasing enables us to, among other things, reduce our future subscriber acquisition costs by redeploying equipment returned by disconnected lease subscribers. We are further reducing the cost of subscriber equipment through our design and deployment of EchoStar receivers with multiple tuners that allow the subscriber to receive our DISH Network services in multiple rooms using a single receiver, thereby reducing the number of EchoStar receivers we deploy to each subscriber household.
However, our overall costs to retain existing subscribers and acquire new subscribers, including amounts expensed and capitalized, both in the aggregate and on a per subscriber basis, may materially increase in the future to the extent that we introduce more aggressive promotions or newer, more expensive consumer electronics products in response to new promotions and products offered by our competitors or for other reasons. In addition, expanded use of new compression technologies, such as MPEG-4 and 8PSK, will inevitably render some portion of our current and future EchoStar receivers obsolete, and we will incur additional costs, which may be substantial, to upgrade or replace these receivers. While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. Our subscriber acquisition and retention costs will increase to the extent we subsidize those costs for new and existing subscribers.
Domestic and international expansion. Finally, we are actively involved in pursuing strategic investment and other new business opportunities both domestically and abroad. These initiatives include, among other things, our recently announced investments in satellite-delivered mobile video ventures in China and Korea, as well as investments we make domestically in companies whose products and services complement our core businesses or may be a strategic fit with our new business initiatives. These investments are intended to provide new markets for future revenue and long term strategic growth, as well as opportunities to leverage the introduction of new products and services for the benefit of our core business. However, these investments involve a high degree of risk. They could expose us to significant financial losses if the underlying ventures are not successful.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, and international subscription television services, equipment rental fees, additional outlet fees from subscribers with multiple receivers, digital video recorder (“DVR”) fees, advertising sales, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue. Therefore, not all of the amounts we include in “Subscriber-related revenue” are recurring on a monthly basis. “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to our original agreement with AT&T. Revenue from equipment sales to AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services. All prior period amounts were reclassified to conform to current period presentation.
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
During the fourth quarter 2005, we modified and extended our distribution and sales agency agreement with AT&T. We believe our overall economic return is similar under both arrangements. However, the impact of subscriber acquisition on many of our line item business metrics was substantially different under the original AT&T agreement, compared to most other sales channels (including the revised AT&T agreement).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Among other things, our “Subscriber-related revenue” has been impacted in a number of respects. Commencing in the fourth quarter 2005, new subscribers acquired under our revised AT&T agreement do not generate equipment sales, installation or other services revenue from AT&T. However, our programming services revenue is greater for subscribers acquired under the revised AT&T agreement.
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
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, billing costs, residual commissions paid to our distributers, refurbishment and repair costs related to EchoStar receiver systems, subscriber retention and other variable subscriber expenses. “Subscriber-related expenses” also include the cost of equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed. All prior period amounts were reclassified to conform to current period presentation.
Under the revised AT&T agreement, we are including costs from equipment and installations in “Subscriber acquisition costs” or in capital expenditures, rather than in “Subscriber-related expenses.” We are continuing to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are being amortized over the estimated life of the subscribers acquired under the original AT&T agreement.
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
As discussed above, under the revised AT&T agreement, equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures.
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
Prior to January 1, 2006, we calculated SAC for the period by dividing the amount of our expense line item “Subscriber acquisition costs” for the period, by our gross new DISH Network subscribers added during that period. Separately, we then disclosed our “Equivalent SAC” for the period by adding the value of equipment capitalized under our lease program for new subscribers, and other offsetting amounts, as described below, to our “Subscriber acquisition cost” expense line item prior to dividing by our gross new subscriber number. Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution (“MVPD”) industry. Because our Equivalent SAC includes all of the costs of acquiring subscribers (i.e., subsidized and capitalized equipment), our management focuses on Equivalent SAC as the more comprehensive measure of how much we are spending to acquire new subscribers. As such, effective January 1, 2006, we began disclosing only “Equivalent SAC,” which we now refer to as SAC. SAC is now calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions. During the first quarter of 2006, we included in our calculation of SAC the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program, as described in that Form 10-Q. Effective the second quarter of 2006, our revised SAC calculation no longer includes these benefits. Instead, these benefits are separately disclosed. All prior period SAC calculations have been revised to conform to the current period calculation.
General and administrative expenses. “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, accounting and finance, including non-cash, stock-based compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”). It also includes outside professional fees (i.e. legal and accounting services) and other items associated with facilities and administration.
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
equal to the retail price of our most widely distributed programming package, America’s Top 100 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2006	2005	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$9,375,519	$7,986,394	$1,389,125	17.4
Equipment sales	362,098	367,968	(5,870)	(1.6)
Other	80,869	92,813	(11,944)	(12.9)

Total revenue	9,818,486	8,447,175	1,371,311	16.2

Costs and Expenses:
Subscriber-related expenses	4,807,872	4,095,986	711,886	17.4
% of Subscriber-related revenue	51.3%	51.3%
Satellite and transmission expenses	147,450	134,545	12,905	9.6
% of Subscriber-related revenue	1.6%	1.7%
Cost of sales — equipment	282,420	271,697	10,723	3.9
% of Equipment sales	78.0%	73.8%
Cost of sales — other	7,260	23,339	(16,079)	(68.9)
Subscriber acquisition costs	1,596,303	1,492,581	103,722	6.9
General and administrative	551,547	456,206	95,341	20.9
% of Total revenue	5.6%	5.4%
TiVo litigation expense	93,969	—	93,969	NM
Depreciation and amortization	1,114,294	805,573	308,721	38.3

Total costs and expenses	8,601,115	7,279,927	1,321,188	18.1

Operating income (loss)	1,217,371	1,167,248	50,123	4.3

Other income (expense):
Interest income	126,401	43,518	82,883	NM
Interest expense, net of amounts capitalized	(458,150)	(373,844)	(84,306)	(22.6)
Gain on insurance settlement	—	134,000	(134,000)	(100.0)
Other	37,393	36,169	1,224	3.4

Total other income (expense)	(294,356)	(160,157)	(134,199)	(83.8)

Income (loss) before income taxes	923,015	1,007,091	(84,076)	(8.3)
Income tax benefit (provision), net	(314,743)	507,449	(822,192)	NM

Net income (loss)	$608,272	$1,514,540	$(906,268)	(59.8)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.105	12.040	1.065	8.8
DISH Network subscriber additions, gross (in millions)	3.516	3.397	0.119	3.5
DISH Network subscriber additions, net (in millions)	1.065	1.135	(0.070)	(6.2)
Average monthly subscriber churn rate	1.64%	1.65%	(0.01%)	(0.6)
Average monthly revenue per subscriber (“ARPU”)	$62.47	$58.04	$4.43	7.6
Average subscriber acquisition costs per subscriber (“SAC”)	$686	$693	$(7)	(1.0)
EBITDA	$2,369,058	$2,142,990	$226,068	10.5

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of December 31, 2006, we had approximately 13.105 million DISH Network subscribers compared to approximately 12.040 million subscribers at December 31, 2005, an increase of 8.8%. DISH Network added approximately 3.516 million gross new subscribers for the year ended December 31, 2006, compared to approximately 3.397 million gross new subscribers during 2005, an increase of approximately 119,000. The increase in gross new subscribers resulted in large part from increased advertising and the effectiveness of our promotions and products during the year. A substantial majority of our gross new subscribers are acquired through our equipment lease program.
DISH Network added approximately 1.065 million net new subscribers for the year ended December 31, 2006, compared to approximately 1.135 million net new subscribers during 2005, a decrease of 6.2%. This decrease was primarily a result of subscriber churn on a larger subscriber base. As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer more attractive alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages or more compelling consumer electronic products and services, including DVRs, VOD services, receivers with multiple tuners, HD programming, or HD and standard definition local channels. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet. In addition, we will be unable to continue to grow our subscriber base at current rates if we cannot control our customer churn.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $9.376 billion for the year ended December 31, 2006, an increase of $1.389 billion or 17.4% compared to 2005. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $62.47 during the year ended December 31, 2006 versus $58.04 during the same period in 2005. The $4.43 or 7.6% increase in ARPU was primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs, revenue from increased availability of standard and HD local channels by satellite, fees earned from our DishHOME Protection Plan, and HD programming. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.
Equipment sales. For the year ended December 31, 2006, “Equipment sales” totaled $362.1 million, a decrease of $5.9 million or 1.6% compared to 2005. This decrease principally resulted from a decline in domestic sales of DBS accessories, partially offset by an increase in sales of non-DISH Network digital receivers and related components to international customers.
While we currently have certain binding purchase orders from Bell ExpressVu and others through mid-year 2007, we anticipate that 2007 sales could decline compared to 2006. In addition, the availability of new compression technology could impact our relationship with Bell ExpressVu depending on its strategy to upgrade customers. There can be no assurance that Bell ExpressVu will continue to use our equipment in the future.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.808 billion during the year ended December 31, 2006, an increase of $711.9 million or 17.4% compared to 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers together with an increase in refurbishment and repair costs for returned EchoStar receiver systems, partially offset by the decline in costs associated with installation and other services related to our original agreement with AT&T. “Subscriber-related expenses” represented 51.3% of “Subscriber-related revenue” for each of the years ended December 31, 2006 and 2005.
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
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $147.5 million during the year ended December 31, 2006, an increase of $12.9 million or 9.6% compared to 2005. This increase primarily resulted from higher operational costs associated with our capital leases of AMC-15 and AMC-16. “Satellite and transmission expenses” totaled 1.6% and 1.7% of “Subscriber-related revenue” during the years ended December 31, 2006 and 2005, respectively. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.
Cost of sales – equipment. “Cost of sales – equipment” totaled $282.4 million during the year ended December 31, 2006, an increase of $10.7 million or 3.9% compared to 2005. This increase primarily resulted from an increase in charges for defective, slow moving and obsolete inventory. “Cost of sales – equipment” represented 78.0% and 73.8% of “Equipment sales,” during the years ended December 31, 2006 and 2005, respectively. The increase in the expense to revenue ratio principally related to higher charges for defective, slow moving and obsolete inventory in 2006.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.596 billion for the year ended December 31, 2006, an increase of $103.7 million or 6.9% compared to 2005. The increase in “Subscriber acquisition costs” was primarily attributable to an increase in gross new subscribers and a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we did not incur subscriber acquisition costs. This increase was also attributable to higher installation and acquisition advertising costs, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers. The introduction of new equipment resulted in a decrease in our cost per installation during 2006 compared to 2005; however, as a result of increased volume, our overall installation expense increased.
SAC. SAC was $686 during the year ended December 31, 2006 compared to $693 during 2005, a decrease of $7, or 1.0%. This decrease was primarily attributable to the equipment redeployment benefits of our equipment lease programs, discussed below, and lower average equipment and installation costs, partially offset by a decline in the number of co-branded subscribers acquired under our original AT&T agreement and higher acquisition advertising costs. As previously discussed, the calculation of SAC for prior periods has been revised to conform to the current year presentation.
Our principal method for reducing the cost of subscriber equipment, which is included in SAC, is to lease our receiver systems to new subscribers rather than selling systems to them at little or no cost. Upon termination of service, lease subscribers are required to return the leased equipment to us or be charged for the equipment. Leased equipment that is returned to us which we redeploy to new lease customers, results in reduced capital expenditures, and thus reduced SAC.
The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the year ended December 31, 2006 compared to 2005. During the years ended December 31, 2006 and 2005, the amount of equipment capitalized under our lease program for new subscribers totaled $816.5 million and $861.5 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per receiver, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, increased redeployment of equipment returned by disconnecting lease program subscribers, and a reduction in accessory costs related to the introduction of less costly installation technology and our migration away from relatively expensive and complex subscriber equipment installations. Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the years ended December 31, 2006 and 2005, these amounts totaled $120.5 million and $86.1 million, respectively.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. See further discussion under “Liquidity and Capital Resources – Subscriber Retention and Acquisition Costs.”
General and administrative expenses. “General and administrative expenses” totaled $551.5 million during the year ended December 31, 2006, an increase of $95.3 million or 20.9% compared to 2005. This increase was primarily attributable to increased personnel and related costs to support the growth of the DISH Network, including, among other things, non-cash, stock-based compensation expense recorded related to the adoption of SFAS 123R, outside professional fees and non-income based taxes. “General and administrative expenses” represented 5.6% and 5.4% of “Total revenue” during the years ended December 31, 2006 and 2005, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to increased infrastructure expenses to support the growth of the DISH Network, discussed above.
Tivo litigation expense. We recorded $94.0 million of “Tivo litigation expense” during the year ended December 31, 2006 as a result of the jury verdict in the Tivo lawsuit. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, only the expense related to the original judgment has been accrued.
Depreciation and amortization. “Depreciation and amortization” expense totaled $1.114 billion during the year ended December 31, 2006, an increase of $308.7 million or 38.3% compared to 2005. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites placed in service and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $126.4 million during the year ended December 31, 2006, an increase of $82.9 million compared to 2005. This increase principally resulted from higher cash and marketable investment securities balances and higher total percentage returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $458.2 million during the year ended December 31, 2006, an increase of $84.3 million or 22.6% compared to 2005. This increase primarily resulted from a net increase in interest expense of $65.1 million related to the issuance of additional senior debt during 2006, net of redemptions, and an increase in prepayment premiums and write-off of debt issuance costs totaling $28.7 million, related to the redemption of certain outstanding senior debt during 2006. This increase was partially offset by an increase in capitalized interest on construction of satellites.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.369 billion during the year ended December 31, 2006, an increase of $226.0 million or 10.5% compared to 2005. EBITDA for the year ended December 31, 2005 was favorably impacted by the $134.0 million “Gain on insurance settlement” and the year ended December 31, 2006 was negatively impacted by the $94.0 million “Tivo litigation expense.” Absent these items, our EBITDA for the year ended December 31, 2006 would have been $454.0 million or 22.6% higher than EBITDA in 2005. The increase in EBITDA (excluding these items) was primarily attributable to changes in operating revenues and expenses discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2006	2005
	(In thousands)
EBITDA	$2,369,058	$2,142,990
Less:
Interest expense, net	331,749	330,326
Income tax provision (benefit), net	314,743	(507,449)
Depreciation and amortization	1,114,294	805,573

Net income (loss)	$608,272	$1,514,540

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
Income tax benefit (provision), net. Our income tax provision was $314.7 million during the year ended December 31, 2006 compared to a benefit of $507.4 million during 2005. The income tax benefit for the year ended December 31, 2005 included credits of $592.8 million and $322.0 million to our provision for income taxes resulting from the reversal and current year activity, respectively, of our recorded valuation allowance. The year ended December 31, 2006 includes a credit of $13.5 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the year ended December 31, 2006, includes a credit of $8.3 million related to amended state filings. During 2007, we expect our income tax provision to reflect statutory Federal and state tax rates.

	For the Years
	Ended December 31,
	2006	2005
	(In thousands)
Adjusted income tax benefit (provision), net	$(338,514)	$(378,687)
Less:
Valuation allowance reversal	—	(592,804)
Current year valuation allowance activity	(7,324)	(321,982)
Deferred tax asset for filed returns	5,319	28,650
Prior period adjustments to state NOLs	(13,461)	—
Amended state filings	(8,305)	—

Income tax benefit (provision), net	$(314,743)	$507,449

Net income (loss). Net income was $608.3 million during the year ended December 31, 2006, a decrease of $906.3 million compared to $1.515 billion in 2005. Net income for the year ended December 31, 2005 was favorably impacted by the $914.8 million reversal of our recorded valuation allowance for deferred tax assets and the $134.0 million “Gain on insurance settlement.” Net income for the year ended December 31, 2006 was unfavorably impacted by the Tivo litigation charge discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

	For the Years Ended December 31,		Variance
	2005	2004	Amount	%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$7,986,394	$6,692,949	$1,293,445	19.3
Equipment sales	367,968	364,929	3,039	0.8
Other	92,813	100,593	(7,780)	(7.7)

Total revenue	8,447,175	7,158,471	1,288,704	18.0

Costs and Expenses:
Subscriber-related expenses	4,095,986	3,618,259	477,727	13.2
% of Subscriber-related revenue	51.3%	54.1%
Satellite and transmission expenses	134,545	112,239	22,306	19.9
% of Subscriber-related revenue	1.7%	1.7%
Cost of sales — equipment	271,697	259,058	12,639	4.9
% of Equipment sales	73.8%	71.0%
Cost of sales — other	23,339	33,265	(9,926)	(29.8)
Subscriber acquisition costs	1,492,581	1,527,886	(35,305)	(2.3)
General and administrative	456,206	398,898	57,308	14.4
% of Total revenue	5.4%	5.6%
Depreciation and amortization	805,573	505,561	300,012	59.3

Total costs and expenses	7,279,927	6,455,166	824,761	12.8

Operating income (loss)	1,167,248	703,305	463,943	66.0

Other income (expense):
Interest income	43,518	42,287	1,231	2.9
Interest expense, net of amounts capitalized	(373,844)	(505,732)	131,888	26.1
Gain on insurance settlement	134,000	—	134,000	NM
Other	36,169	(13,482)	49,651	NM

Total other income (expense)	(160,157)	(476,927)	316,770	66.4

Income (loss) before income taxes	1,007,091	226,378	780,713	NM
Income tax benefit (provision), net	507,449	(11,609)	519,058	NM

Net income (loss)	$1,514,540	$214,769	$1,299,771	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	12.040	10.905	1.135	10.4
DISH Network subscriber additions, gross (in millions)	3.397	3.441	(0.044)	(1.3)
DISH Network subscriber additions, net (in millions)	1.135	1.480	(0.345)	(23.3)
Average monthly subscriber churn rate	1.65%	1.62%	0.03%	1.9
Average monthly revenue per subscriber (“ARPU”)	$58.04	$55.00	$3.04	5.5
Average subscriber acquisition costs per subscriber (“SAC”)	$693	$611	$82	13.4
EBITDA	$2,142,990	$1,195,384	$947,606	79.3

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
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
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $7.986 billion for the year ended December 31, 2005, an increase of $1.293 billion or 19.3% compared to 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $58.04 during the year ended December 31, 2005 versus $55.00 during the same period in 2004. The $3.04 or 5.5% increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases in February 2005 and 2004 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, availability of local channels by satellite and fees for DVRs. This increase was also attributable to our relationship with AT&T, including revenues from equipment sales, installation and other services related to that agreement. These improvements in ARPU were partially offset by an increase in our free and discounted programming promotions. We provided local channels by satellite in 164 markets as of December 31, 2005 compared to 152 markets as of December 31, 2004. We regularly have promotions to acquire new DISH Network subscribers which provide free and/or discounted programming that negatively impact ARPU.
Equipment sales. For the year ended December 31, 2005, “Equipment sales” totaled $368.0 million, an increase of $3.0 million or 0.8% compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider, partially offset by decreases in sales of DBS accessories domestically.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.096 billion during the year ended December 31, 2005, an increase of $477.7 million or 13.2% compared to 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 51.3% and 54.1% of “Subscriber-related revenue” during the years ended December 31, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue” and an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with this program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. The decrease in the ratio also resulted from improved efficiencies associated with our installation and in-home service operations. The decrease in this expense to revenue ratio was partially offset by increases in cost associated with deferred equipment sales, installation and other services related to our relationship under our prior agreement with AT&T. The decrease in the ratio was also partially offset by $15.7 million more in charges during 2005 compared to 2004 for the replacement of smart cards.
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
Cost of sales – equipment. “Cost of sales – equipment” totaled $271.7 million during the year ended December 31, 2005, an increase of $12.6 million or 4.9% compared to 2004. This increase related primarily to the increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider. Charges for slow moving and obsolete inventory were lower during 2005 compared to 2004. This difference, together with the decrease in sales of DBS accessories domestically discussed above, partially offset the amount of the increase. “Cost of sales – equipment” represented 73.8% and 71.0% of “Equipment sales,” during the years ended December 31, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales to the international DBS service provider and on sales of DBS accessories domestically. This increase was partially offset by the lower 2005 charges for slow moving and obsolete inventory.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.493 billion for the year ended December 31, 2005, a decrease of $35.3 million or 2.3% compared to 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers, partially offset by an increase in the number of non co-branded subscribers acquired and an increase in acquisition advertising.
SAC. SAC was $693 during the year ended December 31, 2005 compared to $611 during 2004, an increase of $82, or 13.4%. This increase was primarily attributable to a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we did not incur subscriber acquisition costs and a greater number of DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, DVRs and HD receivers. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in SAC was also attributable to higher costs for acquisition advertising and promotional incentives paid to our independent dealer network.
Penetration of our equipment lease program for new subscribers increased during 2005 compared to 2004. The value of equipment capitalized under our lease program for new subscribers totaled approximately $861.5 million and $574.8 million for the year ended December 31, 2005 and 2004, respectively. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” declined.
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the years ended December 31, 2005 and 2004, these amounts totaled $86.1 million and $60.8 million, respectively.
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
Depreciation and amortization. “Depreciation and amortization” expense totaled $805.6 million during the year ended December 31, 2005, an increase of $300.0 million or 59.3% compared to 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs and other depreciable assets placed in service to support the DISH Network. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operation during January and February 2005, respectively, contributed to this increase.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Interest expense, net of amounts capitalized. “Interest expense” totaled $373.8 million during the year ended December 31, 2005, a decrease of $131.9 million or 26.1% compared to 2004. This decrease primarily resulted from a decrease in prepayment premiums and write-off of debt issuance costs totaling $134.4 million, and a net reduction in interest expense of $40.2 million related to the redemption, repurchases and refinancing of our previously outstanding senior debt which occurred during 2004. This decrease was partially offset by $38.0 million of additional interest expense during 2005 associated with our capital lease obligations for the AMC-15 and AMC-16 satellites.
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
Other. “Other” income totaled $36.2 million during the year ended December 31, 2005 compared to “Other” expense of $13.5 million during 2004. The increase of $49.7 million primarily resulted from a $38.8 million unrealized gain for the change in fair value of a non-marketable strategic investment accounted for at fair value and $28.4 million in gains related to the conversion of bond instruments into common stock during the year ended December 31, 2005. These gains were partially offset by a $25.4 million charge to earnings for other than temporary declines in the fair value of an investment in the marketable common stock of a company in the home entertainment industry during the fourth quarter of 2005.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.143 billion during the year ended December 31, 2005, an increase of $947.6 million or 79.3% compared to $1.195 billion during 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses discussed above.
The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2005	2004
	(In thousands)
EBITDA	$2,142,990	$1,195,384
Less:
Interest expense, net	330,326	463,445
Income tax provision (benefit), net	(507,449)	11,609
Depreciation and amortization	805,573	505,561

Net income (loss)	$1,514,540	$214,769

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
Income tax benefit (provision), net. Our income tax benefit was $507.4 million during the year ended December 31, 2005 compared to an income tax provision of $11.6 million during 2004. This decrease was primarily related to credits of $592.8 million and $322.0 million to our provision for income taxes in 2005 resulting from the reversal and current year activity, respectively, of our recorded valuation allowance for those deferred tax assets that we believed were more likely than not to be realizable.

	For the Years
	Ended December 31,
	2005	2004
	(In thousands)
Adjusted income tax benefit (provision), net	$(378,687)	$(93,771)
Less:
Valuation allowance reversal	(592,804)	—
Current year valuation allowance activity	(321,982)	(76,786)
Deferred tax asset for filed returns	28,650	(5,376)

Income tax benefit (provision), net	$507,449	$(11,609)

Net income (loss). “Net income” was $1.515 billion during the year ended December 31, 2005, an increase of $1.300 billion compared to $214.8 million for 2004. The increase was primarily attributable to the reversal of our recorded valuation allowance for deferred tax assets, higher “Operating income,” the “Gain on insurance settlement” and lower “Interest expense, net of amounts capitalized.”
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash during 2006 were operating activities and the issuance of long-term notes. Our principal uses of cash during 2006 were to purchase property and equipment, redemption of certain of our long-term notes and purchases of marketable investment securities.
Effective February 15, 2007, we redeemed all of our outstanding 5 3/4% Convertible Subordinated Notes due 2008. In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at a redemption price of 101.643% of the principal amount, for a total of $1.016 billion. The premium paid of $16.4 million, along with unamortized debt issuance costs of $3.6 million, were recorded as charges to earnings in February 2007.
We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers. There can be no assurance we will be successful in executing our business plan. The amount of capital required to fund our 2007 working capital and capital expenditure needs will vary, depending, among other things, on the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs. The amount of capital required in 2007 will also depend on our levels of investment in infrastructure necessary to support growth in the DISH Network, our wholesale commercial fixed satellite service business and other strategic initiatives, previously discussed. We currently anticipate that 2007 capital expenditures will be higher than 2006 capital expenditures of $1.396 billion due to, among other things, increased spending on equipment leased to subscribers and expenditures on satellites. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of increased competition for subscription television customers, significant satellite failures, in the event we make strategic investments or acquisitions, or in the event of general economic downturn, among other factors. These factors could require that we raise additional capital in the future. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.
Cash, cash equivalents and marketable investment securities. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of December 31, 2006, our

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $3.206 billion, including $172.9 million of restricted cash and marketable investment securities, compared to $1.248 billion, including $67.1 million of restricted cash and marketable investment securities, as of December 31, 2005.
The following discussion highlights our free cash flow and cash flow activities during the years ended December 31, 2006, 2005 and 2004.
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
During the years ended December 31, 2006, 2005 and 2004, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Free Cash Flow	$882,924	$267,680	$20,855
Add back:
Purchases of property and equipment	1,396,318	1,506,394	980,587

Net cash flows from operating activities	$2,279,242	$1,774,074	$1,001,442

Free cash flow was $882.9 million, $267.7 million and $20.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The improvement in free cash flow from 2005 to 2006 of $615.2 million resulted from an increase in “Net cash flows from operating activities” of $505.1 million, or 28.5%, and a decrease in “Purchases of property and equipment” of $110.1 million, or 7.3%. The increase in “Net cash flows from operating activities” was primarily attributable to a $328.4 million increase in net income, net of changes in: (i) “Deferred tax expense (benefit);” (ii) “Gain on insurance settlement;” and (iii) “Depreciation and amortization” expense. A $168.4 million increase in cash resulting from changes in operating assets and liabilities also contributed to the increase. The 2006 decrease in “Purchases of property and equipment” was primarily attributable to a decline in overall capital expenditures, including satellite construction, and equipment under our new subscriber lease program, partially offset by increased spending for equipment under our existing subscriber lease program.
The improvement in free cash flow from 2004 to 2005 of $246.8 million resulted from an increase in “Net cash flows from operating activities” of $772.6 million, or 77.2%, partially offset by an increase in “Purchases of property and equipment” of $525.8 million, or 53.6%. The increase in “Net cash flows from operating activities” was primarily attributable to an $864.2 million increase in net income, net of changes in: (i) “Deferred tax expense (benefit);” (ii) “Gain on insurance settlement;” (iii) “Realized and unrealized losses (gains) on investments;” and (iv) “Depreciation and amortization” expense, partially offset by a $77.7 million decrease in cash resulting from changes in operating assets and liabilities. The increase in “Purchases of property and equipment” was primarily attributable to increased spending for equipment under our new and existing lease programs, and satellite construction, partially offset by a decline in overall corporate capital expenditures.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.
Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure. For the years ended December 31, 2006, 2005 and 2004, we reported net cash flows from operating activities of $2.279 billion, $1.774 billion, and $1.001 billion, respectively. See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.
Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities and cash used to grow our subscriber base and expand our infrastructure. For the years ended December 31, 2006 and 2005, we reported net cash outflows from investing activities of $1.994 billion and $1.460 billion. For the year ended December 31, 2004, we reported net cash inflows from investing activities of $1.078 billion.
The decrease in cash flow from investing activities from 2005 to 2006 of $533.6 million primarily resulted from an increase in net purchases of marketable investment securities; partially offset by a decrease in cash used for capital expenditures during 2006. Cash flow from investing activities for 2005 was favorably impacted by a $240.0 million insurance settlement.
The decrease from 2004 to 2005 of $2.538 billion primarily resulted from a decrease in net sales of marketable investment securities and an increase in cash used for capital expenditures during 2005. The decrease in net cash flows from investing activities was partially offset by an increase in cash due to the insurance settlement of $240.0 million previously disclosed and the decrease in asset acquisitions during 2005.
Cash flows from financing activities. Our financing activities include net proceeds related to the issuance of long-term debt, and cash used for the repurchase or redemption of long-term debt, and capital lease obligations, mortgages or other notes payable, repurchases of our Class A common stock and dividends. For the year ended December 31, 2006, we reported net cash inflows from financing activities of $1.022 billion. For the years ended December 31, 2005 and 2004, we reported net cash outflows from financing activities of $402.6 million and $2.666 billion, respectively.
The improvement from 2005 to 2006 of $1.425 billion principally resulted from the following:
•	On February 2, 2006, we sold $1.5 billion principal amount of our 7 1/8% Senior Notes due 2016.

•	On October 18, 2006, we sold $500.0 million principal amount of our 7% Senior Notes due 2013.

•	On February 17, 2006, we redeemed the remaining $442.0 million outstanding principal amount of our 9 1/8% Senior Notes due 2009.

•	On October 1, 2006, we redeemed the $500.0 million outstanding principal amount of our Rate Senior Notes due 2008.

•	During 2006, we repurchased approximately 429,000 shares of our Class A common stock in open market transactions for a total cost of $11.7 million compared to approximately 13.2 million shares at a total cost of $362.5 million during 2005.
The improvement from 2004 to 2005 of $2.263 billion principally resulted from the following:
•	During 2004, we redeemed the remaining $1.423 billion outstanding principal amount of our 9 3/8% Senior Notes due 2009 and our $1.0 billion outstanding principal amount of the 10 3/8% Senior Notes due 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
•	During 2004, we paid a cash dividend of $455.7 million to holders of our Class A and Class B common stock.

•	During 2005, we repurchased approximately 13.2 million shares of our Class A common stock in open market transactions for a total cost of $362.5 million compared to approximately 25.9 million shares at a total cost of $809.6 million during 2004.
The improvement from 2004 to 2005 was partially offset by the following financing sources of cash:
•	During 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes due 2014 and $25.0 million 3% Convertible Subordinated Note due 2011 to CenturyTel Service Group L.L.C.
Other Liquidity Items
Subscriber turnover. Our percentage monthly subscriber churn for the year ended December 31, 2006 was 1.64%, compared to percentage subscriber churn for 2005 of 1.65%. Our future subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in competition from existing competitors and new entrants offering more compelling promotions, as well as new advanced products and services. Competitor bundling of video services with 2-way high speed Internet access and telephone services may contribute more significantly to churn over time. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
Additionally, as the size of our subscriber base increases, even if our churn percentage remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in our EchoStar receiver systems to control access to authorized programming content. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. During 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. There can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost could exceed $100.0 million.
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
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. Our expensed and capitalized subscriber acquisition and retention costs will increase to the extent we subsidize those costs for new and existing subscribers. These increases may be mitigated to the extent we successfully redeploy existing receivers and implement other equipment cost reduction strategies.
In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment. We generally lease receivers and subsidize installation of EchoStar receiver systems under these subscriber retention programs. As discussed above, we will have to upgrade or replace subscriber equipment periodically as technology changes. As a consequence, our retention costs, which are included in “Subscriber-related expenses,” and our capital expenditures related to our equipment lease program for existing subscribers, will increase, at least in the short term, to the extent we subsidize the costs of those upgrades and replacements. Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers more aggressive promotions for HD receivers or EchoStar receivers with other enhanced technologies, or for other reasons.
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
Obligations and Future Capital Requirements
Contractual obligations and off-balance sheet arrangements. In general, we do not engage in off-balance sheet financing activities. Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Long-term debt obligations	$6,525,000	$1,000,000	$1,000,000	$1,525,000	$3,000,000
Satellite-related obligations	2,758,699	658,047	711,128	268,930	1,120,594
Capital lease obligations	404,942	34,701	81,378	99,883	188,980
Operating lease obligations	91,849	32,462	39,637	16,187	3,563
Purchase obligations	1,258,289	934,780	294,219	29,290	—
Mortgages and other notes payable	37,379	3,768	5,675	5,710	22,226

Total	$11,076,158	$2,663,758	$2,132,037	$1,920,000	$4,360,363

Interest on Long-Term Debt
We have semi-annual cash interest requirements for our outstanding long-term debt securities (see Note 5 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for details), as follows:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

		Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements*
3% Convertible Subordinated Notes due 2010	June 30 and December 31	$15,000,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3% Convertible Subordinated Notes due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7 % Senior Notes due 2013	April 1 and October 1	$35,000,000

*	The table above does not include interest of $14.4 million on the 5 3/4% Convertible Subordinated Notes due 2008 which were redeemed on February 15, 2007 (see Note 14 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on
Form 10-K).
Semi-annual cash interest payments related to our 7% Senior Notes due 2013 will commence on April 1, 2007.
We also have periodic cash interest requirements for our outstanding capital lease obligations, mortgages and other notes payable. Future cash interest requirements for all of our outstanding long-term debt are summarized as follows:

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
			(In thousands)
Long-term debt (1)	$2,279,735	$343,608	$632,895	$553,408	$749,824
Capital lease obligations, mortgages and other notes payable	177,196	36,321	62,388	46,093	32,394

Total	$2,456,931	$379,929	$695,283	$599,501	$782,218

(1)	This does not include interest of $14.4 million on the 5 3/4% Convertible Subordinated Notes due 2008 which were redeemed on February 15, 2007 (see Note 14 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).
Satellite-Related Obligations
Satellites under Construction. We have entered into contracts to construct new satellites which are contractually scheduled to be completed within the next three years, see “Item 1 — Business — Our Satellites.” Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below.
•	During 2004, we entered into a contract for the construction of EchoStar XI which is expected to be completed in 2007. However, the launch could be delayed until the second half of 2008 as a result of problems currently being experienced by the launch provider, Sea Launch.
•	During 2004 and 2005, we entered into contracts for the construction of four additional SSL Ka and/or Ku extended band satellites which are expected to be completed during 2008 and 2009.

•	CMBStar, an S-band satellite, is scheduled to be completed during the second quarter of 2008. Provided required regulatory approvals are obtained and contractual conditions are satisfied, the transponder capacity of that satellite will be leased to an affiliate of a Chinese regulatory entity.

•	During January 2007, we entered into a contract for the construction of EchoStar XIV which is expected to be completed during 2009. Future commitments related to this satellite are not included in the table above.
Leased Satellites. In addition to our lease of the AMC-15 and AMC-16 satellites discussed below under Capital Lease Obligations, we have also entered satellite service agreements to lease capacity on other satellites, see “Item 1

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
— Business — Our Satellites.” Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	We are currently leasing all of the capacity on an existing in-orbit FSS satellite, AMC-2, at the 85 degree orbital location. Our lease of this satellite is expected to continue through 2007 and has been accounted for as an operating lease.

•	An SES Americom DBS satellite, AMC-14, which is currently expected to launch during late 2007 and commence commercial operation at an orbital location to be determined at a future date. The initial ten-year lease for all of the capacity on the satellite will be accounted for as a capital lease.

•	A Telesat FSS satellite, Anik F3, which is currently expected to launch during the second quarter of 2007. We are required to make monthly payments for the 15-year period following commencement of commercial operation. We will account for the Telesat Anik F3 satellite agreement as a capital lease.

•	A Canadian DBS satellite, Ciel 2, which is currently expected to launch during 2009 and commence commercial operation at the 129 degree orbital location. Our initial ten-year term lease for at least 50% capacity on the satellite will be accounted for as a capital lease.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites. Further, as of December 31, 2006, we had not procured launches for six of the above satellites. Our obligations will increase as we procure launches for these satellites.
Capital Lease Obligations
AMC-15. We make monthly payments to SES Americom to lease all of the capacity on AMC-15, an FSS satellite, which commenced commercial operation during January 2005. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites.
AMC-16. We also make monthly payments to SES Americom to lease all of the capacity on AMC-16, an FSS satellite, which commenced commercial operation during February 2005. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites.
In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), we have accounted for the satellite component of these agreements as a capital lease (see Note 5 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). The commitment related to the present value of the net future minimum lease payments for the satellite component of the agreement is included under Capital Lease Obligations in the table above. The commitment related to future minimum payments designated for the lease of the orbital slots and other executory costs is included under Satellite-Related Obligations in the table above. The commitment related to the amount representing interest is included under Interest on Long-Term Debt in the table above.
Purchase Obligations
Our 2007 purchase obligations primarily consist of binding purchase orders for EchoStar receiver systems and related equipment, and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Programming Contracts
In the normal course of business, we have entered into numerous contracts to purchase programming content where our payment obligations are fully contingent on the number of subscribers to whom we provide the content. These programming commitments are not included in the table above. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. Programming expenses are included in “Subscriber-related expenses” in the accompanying consolidated statements of operations and comprehensive income (loss).
Satellite insurance. We currently have no commercial insurance coverage on the satellites we own. We do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the premium costs are uneconomic relative to the risk of satellite failure. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites fails. We could not, however, recover certain local markets, international and other niche programming. Further, programming continuity cannot be assured in the event of multiple satellite losses.
Future capital requirements. In addition to our DBS business plan, we are exploring business plans for FSS extended Ku band and FSS Ka-band satellite systems, including licenses to operate at the 97, 109, 113 and 121 degree orbital locations.
As a result of expected penetration of our new and existing subscriber equipment lease programs, we anticipate an increase in capitalized subscriber equipment during 2007. We expect our capital expenditures for 2007 to be higher than 2006 capital expenditures of $1.396 billion.
From time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. We may make investments in or partner with others to expand our business into mobile and portable video, data and voice services. Future material investments or acquisitions may require that we obtain additional capital. Also, as discussed previously, our Board of Directors approved extending the plan to repurchase our Class A common stock, which could require that we raise additional capital. The maximum dollar value of shares that may still be purchased under the plan is $625.8 million. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.
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
Effective February 15, 2007, we redeemed all of our outstanding 5 3/4% Convertible Subordinated Notes due 2008.
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
•	Capitalized satellite receivers. Since we retain ownership of certain equipment provided pursuant to our new and existing subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale. Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence. Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.

•	Accounting for investments in private and publicly-traded securities. We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Valuation of investments in non-marketable investment securities. We calculate the fair value of our interest in non-marketable investment securities either at consideration given, or for non-cash acquisitions, based on the results of valuation analyses utilizing a discounted cash flow or DCF model. The DCF methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required.

•	Valuation of long-lived assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We evaluate our satellite fleet for recoverability as one asset group. See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flow from such asset or asset group is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group. Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•	Valuation of goodwill and intangible assets with indefinite lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position.

•	Smart card replacement. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in our EchoStar receiver systems to control access to authorized programming content. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. During 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. There can be no assurance that our security measures will be effective in reducing theft of our programming signals.

As of December 31, 2006, we did not have any accrual for future smart card replacement. At the time, if ever, that we determine existing smart cards will be replaced again, we would accrue a liability for the estimated cost to replace those cards in receivers sold to and owned by subscribers. That cost estimate would be based on the number of cards expected to be replaced, taking into account a number of variables, including the cost of the cards and historical subscriber churn trends. Changes in, among other things, the timing of the replacement plan could result in increases or decreases in the smart card replacement reserve. With respect to receivers we lease, we would record the expenses of replacement as incurred.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

•	Allowance for doubtful accounts. Management estimates the amount of required allowances for the potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

•	Inventory reserve. Management estimates the amount of reserve required for potential obsolete inventory based upon past experience, the introduction of new technology and consideration of other relevant factors. However, past experience may not be indicative of future reserve requirements and therefore additional charges could be incurred in the future to reflect differences between estimated and actual reserve requirements.

•	Stock-based compensation. We account for stock—based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include, among other things, estimating the length of time employees will retain their vested stock options before exercising them (expected term); the estimated volatility of our common stock price over the expected term (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures), see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation.

•	Income taxes. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our results of operations.

•	Contingent liabilities. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates generally are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingency matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.
New Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006, were adopted effective January 1, 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or effective tax rate.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently evaluating the impact the adoption of SFAS 157 will have on our financial position and results of operations.
In September 2006, the Securities Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. SAB 108 also requires the effects of prior year uncorrected misstatements to be considered when assessing the materiality misstatements in current-year financial statements. If upon initial adoption, the cumulative effect of the misstatements is determined to be material using the new guidance of SAB 108, companies are allowed to record the effects as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006.
We adopted the provisions of SAB 108 during the fourth quarter of 2006. In accordance with the transition provisions of SAB 108, we recorded a $62.3 million cumulative increase, net of tax of $37.4 million, to accumulated deficit as of January 1, 2006. Historically, while our financial statements reflected payments to certain programming and other vendors for a full year, each 12-month period included several days or weeks from the prior calendar year. This discrepancy between our calendar and fiscal year for certain vendor accruals was immaterial to prior years’ consolidated financial statements. However, the growth of our subscriber base over the past 10 years has increased this discrepancy resulting in a cumulative increase to opening accumulated deficit of $78.4 million for programming obligations and $21.3 million for other vendor obligations.
We concluded that these adjustments are immaterial to prior years’ consolidated financial statements under our previous method of assessing materiality, and therefore elected, as permitted under the transition provisions of SAB 108, to reflect the effect of these adjustments in liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening accumulated deficit as of January 1, 2006.

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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of December 31, 2006, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $3.206 billion. Of that amount, a total of $2.884 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2006 of 5.4%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $12.6 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At December 31, 2006, all of the $2.884 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of December 31, 2006, we held strategic and financial debt and equity investments of public companies with a fair value of $321.2 million. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10.0% adverse change in the price of our public strategic debt and equity investments would result in approximately a $32.1 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
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
As of December 31, 2006, we had unrealized gains net of related tax effect of $41.8 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the year ended December 31, 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during 2006, we recognized realized and unrealized net gains on marketable investment securities and conversion of bond instruments into common stock of $88.6 million. During the year ended December 31, 2006, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of December 31, 2006, we had $188.6 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $97.8 million is accounted for under the cost method. During the year ended December 31, 2006, we recorded $18.0 million of impairment charges with respect to these investments.
We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. The debt is convertible into the issuer’s publicly traded common shares. We account for the convertible debt at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model. As of December 31, 2006, the fair value of the convertible debt was approximately $22.5 million based on the trading price of the issuer’s shares on that date. During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of our investment under the equity method of accounting. Additionally, during the year ended December 31, 2006, we recognized a pre-tax unrealized loss of approximately $14.9 million for the change in the fair value of the convertible debt. As of December 31, 2006, we have $59.1 million recorded as part of the total equity investment in “Other non-current assets, net” for the amount by which the carrying value of our investment in the issuer’s common stock exceeds the value of our portion of the underlying balance sheet equity of the investee. As a result of our change from cost to equity method accounting, we evaluate the common share component on a quarterly basis to determine whether declines in the fair value of this security are other than temporary. This quarterly evaluation is similar to that used for marketable securities, as discussed above.
Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
As of December 31, 2006, we had $6.562 billion of fixed-rate debt, mortgages and other notes payable that we estimated the fair value to be approximately $6.499 billion using quoted market prices where available. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $186.8 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2006, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $40.5 million.
In general, we do not use derivative financial instruments for hedging or speculative purposes, but we may do so in the future.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
EchoStar Communications Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EchoStar Communications Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that EchoStar Communications Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, EchoStar Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EchoStar Communications Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Denver, Colorado
February 28, 2007

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 19 of this report under the caption “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.3*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.4*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.5*	3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.6*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.7*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed February 3, 2006, Commission File No.0-26176).

4.9*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed October 18, 2006, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234). **

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).**

10.4*	Amended and Restated EchoStar 1999 Stock Incentive Plan (incorporated by reference to Exhibit A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.5*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of EchoStar, Registration No. 333-05575).**

10.6*	Amended and Restated 2001 Non-employee Director Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 7, 2006).**

10.7*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.8*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.9*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.11*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.12*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.13*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.14*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.15*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.19*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.20*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.21*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.22*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.23*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.24*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.25*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.26*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.27*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.28*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.29*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176).

10.30*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No.0-26176).

10.31*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No.0-26176).

10.32*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.33*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.34*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.35*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.36*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.37*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.38*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.39*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.40*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2006, Commission File No.0-26176).

21•	Subsidiaries of EchoStar Communications Corporation.

23.1•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1•	Powers of Attorney authorizing signature of James DeFranco, Michael T. Dugan, Cantey Ergen, Steven R. Goodbarn, Gary Howard, Tom A. Ortolf, C. Michael Schroeder and Carl E. Vogel.

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR COMMUNICATIONS CORPORATION
By:	/s/ Bernard L. Han
Bernard L Han
Executive Vice President and Chief Financial Officer

Date: March 1, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2007

/s/ Bernard L. Han Bernard L. Han	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ David K. Moskowitz David K. Moskowitz	Director	March 1, 2007

* James DeFranco	Director	March 1, 2007

* Michael T. Dugan	Director	March 1, 2007

* Cantey Ergen	Director	March 1, 2007

* Steven R. Goodbarn	Director	March 1, 2007

* Gary Howard	Director	March 1, 2007

* Tom A. Ortolf	Director	March 1, 2007

*	Director	March 1, 2007
C. Michael Schroeder

* Carl E. Vogel	Director	March 1, 2007

* By:	/s/	David K Moskowitz

David K. Moskowitz
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
EchoStar Communications Corporation:
We have audited the accompanying consolidated balance sheets of EchoStar Communications Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Communications Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As described in note 2 to the accompanying consolidated financial statements, during the fourth quarter of 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. In accordance with the transition provisions of SAB No. 108, the Company recorded a $62.3 million cumulative increase, net of tax, to accumulated deficit as of January 1, 2006. As discussed in note 3 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EchoStar Communications Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Denver, Colorado
February 28, 2007

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	As of December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,923,105	$615,669
Marketable investment securities	1,109,465	565,691
Trade accounts receivable, net of allowance for uncollectible accounts of $15,006 and $11,523, respectively	665,149	478,414
Inventories, net	237,507	221,329
Current deferred tax assets (Note 6)	548,766	397,076
Other current assets	115,549	118,866

Total current assets	4,599,541	2,397,045
Restricted cash and marketable investment securities	172,941	67,120
Property and equipment, net (Note 4)	3,765,596	3,514,539
FCC authorizations	748,101	748,287
Long-term deferred tax assets (Note 6)	—	206,146
Intangible assets, net (Note 2)	197,863	226,650
Other noncurrent assets, net (Note 2)	284,654	250,423

Total assets	$9,768,696	$7,410,210

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$283,471	$239,788
Deferred revenue and other	819,899	757,484
Accrued programming	913,687	681,500
Other accrued expenses	535,953	434,829
Current portion of capital lease and other long-term obligations (Note 5)	38,464	36,470
5 3/4% Convertible Subordinated Notes due 2008 (Note 5)	1,000,000	—

Total current liabilities	3,591,474	2,150,071

Long-term obligations, net of current portion:
5 3/4% Convertible Subordinated Notes due 2008 (Note 5)	—	1,000,000
9 1/8% Senior Notes due 2009	—	441,964
3% Convertible Subordinated Note due 2010	500,000	500,000
Floating Rate Senior Notes due 2008	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	—
7% Senior Notes due 2013	500,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 5)	403,857	431,867
Deferred tax liabilities	192,617	—
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	275,131	227,932

Total long-term obligations, net of current portion	6,396,605	6,126,763

Total liabilities	9,988,079	8,276,834

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 252,481,907 and 250,052,516 shares issued, 207,469,107 and 205,468,898 shares outstanding, respectively	2,525	2,501
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,927,897	1,860,774
Accumulated other comprehensive income (loss)	49,874	4,030
Accumulated earnings (deficit)	(841,010)	(1,386,937)
Treasury stock, at cost	(1,361,053)	(1,349,376)

Total stockholders’ equity (deficit)	(219,383)	(866,624)

Total liabilities and stockholders’ equity (deficit)	$9,768,696	$7,410,210

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Subscriber-related revenue	$9,375,519	$7,986,394	$6,692,949
Equipment sales	362,098	367,968	364,929
Other	80,869	92,813	100,593

Total revenue	9,818,486	8,447,175	7,158,471

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 4)	4,807,872	4,095,986	3,618,259
Satellite and transmission expenses (exclusive of depreciation shown below — Note 4)	147,450	134,545	112,239
Cost of sales - equipment	282,420	271,697	259,058
Cost of sales - other	7,260	23,339	33,265
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 4)	134,112	124,455	459,006
Other subscriber promotion subsidies	1,246,836	1,180,516	925,195
Subscriber acquisition advertising	215,355	187,610	143,685

Total subscriber acquisition costs	1,596,303	1,492,581	1,527,886
General and administrative	551,547	456,206	398,898
Tivo litigation expense	93,969	—	—
Depreciation and amortization (Note 4)	1,114,294	805,573	505,561

Total costs and expenses	8,601,115	7,279,927	6,455,166

Operating income (loss)	1,217,371	1,167,248	703,305

Other income (expense):
Interest income	126,401	43,518	42,287
Interest expense, net of amounts capitalized	(458,150)	(373,844)	(505,732)
Gain on insurance settlement	—	134,000	—
Other	37,393	36,169	(13,482)

Total other income (expense)	(294,356)	(160,157)	(476,927)

Income (loss) before income taxes	923,015	1,007,091	226,378
Income tax benefit (provision), net (Note 6)	(314,743)	507,449	(11,609)

Net income (loss)	$608,272	$1,514,540	$214,769

Foreign currency translation adjustments	7,355	(927)	291
Unrealized holding gains (losses) on available-for-sale securities	61,928	(10,327)	6,284
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(34)	(36,346)	(34,148)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(23,405)	(1,788)	—

Comprehensive income (loss)	$654,116	$1,465,152	$187,196

Basic net income (loss) available to common stockholders	$608,272	$1,514,540	$214,769

Diluted net income (loss) available to common stockholders (Note 2)	$618,106	$1,560,688	$214,769

Denominator for basic net income (loss) per share — weighted-average common shares outstanding	444,743	452,118	464,053

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	452,685	484,131	467,598

Net income (loss) per share:
Basic net income (loss)	$1.37	$3.35	$0.46

Diluted net income (loss)	$1.37	$3.22	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

						Accumulated
						Deficit and
						Accumulated
					Additional	Other
	Class A and B Common Stock				Paid-In	Comprehensive	Treasury
	Issued	Treasury	Outstanding	Amount	Capital	Income (Loss)	Stock	Total
Balance, December 31, 2003	484,721	(5,915)	478,806	$4,847	$1,732,625	$(2,579,605)	$(190,391)	$(1,032,524)

Issuance of Class A common stock:
Exercise of stock options	2,175	—	2,175	21	14,448	—	—	14,469
Employee benefits	478	—	478	5	16,250	—	—	16,255
Employee Stock Purchase Plan	78	—	78	1	2,122	—	—	2,123
Class A common stock repurchases, at cost	—	(25,879)	(25,879)	—	—	—	(809,609)	(809,609)
Exercise of stock warrants	12	—	12	—	—	—	—	—
Deferred stock-based compensation recognized	—	—	—	—	1,180	—	—	1,180
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	(27,864)	—	(27,864)
Foreign currency translation	—	—	—	—	—	291	—	291
Reversal of deferred tax asset associated with stock-based compensation	—	—	—	—	(1,652)	—	—	(1,652)
Cash dividend on Class A and Class B common stock ($1.00 per share)	—	—	—	—	—	(455,650)	—	(455,650)
Net income (loss)	—	—	—	—	—	214,769	—	214,769

Balance, December 31, 2004	487,464	(31,794)	455,670	$4,874	$1,764,973	$(2,848,059)	$(1,000,000)	$(2,078,212)

Issuance of Class A common stock:
Exercise of stock options	927	—	927	10	7,631	—	—	7,641
Employee benefits	—	393	393	—	(81)	—	13,136	13,055
Employee Stock Purchase Plan	97	—	97	1	2,397	—	—	2,398
Class A common stock repurchases, at cost	—	(13,183)	(13,183)	—	—	—	(362,512)	(362,512)
Deferred stock-based compensation recognized	—	—	—	—	302	—	—	302
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	(46,673)	—	(46,673)
Foreign currency translation	—	—	—	—	—	(927)	—	(927)
Reversal of valuation allowance associated with stock-based compensation tax benefits	—	—	—	—	85,471	—	—	85,471
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale
securities	—	—	—	—	—	(1,788)	—	(1,788)
Other	—	—	—	—	81	—	—	81
Net income (loss)	—	—	—	—	—	1,514,540	—	1,514,540

Balance, December 31, 2005	488,488	(44,584)	443,904	$4,885	$1,860,774	$(1,382,907)	$(1,349,376)	$(866,624)

SAB 108 adjustments, net of tax of $37.4 million (Note 2)	—	—	—	—	—	(62,345)	—	(62,345)
Issuance of Class A common stock:
Exercise of stock options	1,520	—	1,520	15	21,475	—	—	21,490
Employee benefits	820	—	820	8	22,094	—	—	22,102
Employee Stock Purchase Plan	89	—	89	1	2,466	—	—	2,467
Class A common stock repurchases, at cost	—	(429)	(429)	—	—	—	(11,677)	(11,677)
Stock-based compensation, net of tax	—	—	—	—	20,430	—	—	20,430
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	61,894	—	61,894
Foreign currency translation	—	—	—	—	—	7,355	—	7,355
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	—	—	(23,405)	—	(23,405)
Other	—	—	—	—	658	—	—	658
Net income (loss)	—	—	—	—	—	608,272	—	608,272

Balance, December 31, 2006	490,917	(45,013)	445,904	$4,909	$1,927,897	$(791,136)	$(1,361,053)	$(219,383)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$608,272	$1,514,540	$214,769
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,114,294	805,573	505,561
Equity in losses (earnings) of affiliates	4,749	(1,579)	(5,686)
Realized and unrealized losses (gains) on investments	(53,543)	(42,813)	9,031
Gain on insurance settlement	—	(134,000)	—
Non-cash, stock-based compensation recognized	17,645	302	1,180
Deferred tax expense (benefit) (Note 6)	252,340	(539,885)	5,362
Amortization of debt discount and deferred financing costs	10,023	6,301	22,262
Other, net	(4,330)	4,086	9,942
Change in noncurrent assets	54,462	21,756	(114,705)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	26,018	(49,112)	109,522
Changes in current assets and current liabilities:
Trade accounts receivable	(190,218)	(5,653)	(122,986)
Allowance for doubtful accounts	3,483	1,981	(2,643)
Inventories	16,743	71,988	(73,161)
Other current assets	5,700	(20,052)	(44,757)
Trade accounts payable	47,182	(7,426)	76,152
Deferred revenue and other	54,082	(2,961)	211,161
Accrued programming and other accrued expenses	312,340	151,028	200,438

Net cash flows from operating activities	2,279,242	1,774,074	1,001,442

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,046,882)	(676,478)	(1,932,789)
Sales and maturities of marketable investment securities	1,474,662	552,521	4,096,005
Purchases of property and equipment	(1,396,318)	(1,506,394)	(980,587)
Proceeds from insurance settlement	—	240,000	—
Change in cash reserved for satellite insurance	—	—	158,335
Change in restricted cash and marketable investment securities	(1,243)	(16,728)	7,590
Asset acquisition	—	—	(238,610)
FCC auction deposits	—	1,555	(26,684)
Purchase of FCC licenses	—	(8,961)	—
Purchase of technology-based intangibles	—	(25,500)	—
Purchase of strategic investments included in noncurrent assets and other	(27,572)	(19,822)	—
Proceeds from sale of strategic investment included in noncurrent assets	9,682	—	—
Other	(6,282)	(535)	(4,979)

Net cash flows from investing activities	(1,993,953)	(1,460,342)	1,078,281

Cash Flows From Financing Activities:
Proceeds from issuance of 7 1/8% Senior Notes due 2016	1,500,000	—	—
Proceeds from issuance of 7% Senior Notes due 2013	500,000	—	—
Proceeds from issuance of 6 5/8% Senior Notes due 2014	—	—	1,000,000
Proceeds from issuance of 3% Convertible Subordinated Notes due 2011	—	—	25,000
Redemption of Floating Rate Senior Notes due 2008	(500,000)	—	—
Redemption and repurchases of 9 1/8% Senior Notes due 2009, respectively	(441,964)	(4,189)	(8,847)
Redemption of 10 3/8% Senior Notes due 2007	—	—	(1,000,000)
Redemption of 9 3/8% Senior Notes due 2009	—	—	(1,423,351)
Class A common stock repurchases (Note 7)	(11,677)	(362,512)	(809,609)
Deferred debt issuance costs	(14,210)	—	(3,159)
Cash dividend on Class A and Class B common stock	—	—	(455,650)
Repayment of capital lease obligations, mortgages and other notes payable	(41,015)	(45,961)	(6,998)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	23,957	10,039	16,592
Tax benefit recognized on stock option exercises	7,056	—	—

Net cash flows from financing activities	1,022,147	(402,623)	(2,666,022)

Net increase (decrease) in cash and cash equivalents	1,307,436	(88,891)	(586,299)
Cash and cash equivalents, beginning of period	615,669	704,560	1,290,859

Cash and cash equivalents, end of period	$1,923,105	$615,669	$704,560

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Activities
Principal Business
EchoStar Communications Corporation (“ECC”) is a holding company. Its subsidiaries (which together with ECC are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two interrelated business units:
•	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS receivers, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international customers.
We have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.
Organization and Legal Structure
The following table summarizes our organizational structure and our principal subsidiaries as of December 31, 2006:

Referred to
Legal Entity	Herein As	Parent
EchoStar Communications Corporation	ECC	Publicly owned
EchoStar Orbital Corporation	EOC	ECC
EchoStar Orbital Corporation II	EOC II	EOC
EchoStar DBS Corporation	EDBS	EOC
EchoStar Satellite L.L.C.	ESLLC	EDBS
EchoStar Satellite Operating Corporation	SATCO	ESLLC
Echosphere L.L.C.	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service L.L.C.	DNSLLC	EDBS
As of December 31, 2006, all of our DBS FCC licenses and 11 of our in-orbit satellites were owned by a subsidiary of EDBS. EchoStar XI and our Ka-band satellites are held in EOC II, a sister company to EDBS. Our satellite lease contracts are also held by a subsidiary of EDBS. Substantially all of our operations are conducted by subsidiaries of EDBS.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Foreign Currency Translation
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other miscellaneous income and expense. Net transaction gains (losses) during 2006, 2005 and 2004 were not significant.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Statements of Cash Flows Data
The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash paid for interest	$418,587	$372,403	$431,785
Capitalized interest	20,091	7,597	3,105
Cash received for interest	73,337	34,623	56,317
Cash paid for income taxes	37,742	34,295	3,302
Assumption of net operating liabilities in asset acquisition	—	—	25,685
Assumption of liabilities and long-term deferred revenue	—	—	69,357
Employee benefits paid in Class A common stock	22,102	13,055	16,255
Satellites financed under capital lease obligations	—	191,950	286,605
Reduction in satellite vendor financing	—	—	13,712
Satellite and other vendor financing	15,000	1,940	6,519
Cash and Cash Equivalents
We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2006 and 2005 consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.
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
As of December 31, 2006 and 2005, we had unrealized gains net of related tax effect of $41.8 million and $3.3 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the year ended December 31, 2005, we recorded aggregate charges to earnings for other than temporary declines in the fair value of certain of our marketable investment securities of $25.4 million, and established a new cost basis for these securities. During the years ended December 31, 2006 and 2004, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the years ended December 31, 2006, 2005 and 2004, we recognized realized and unrealized net gains (losses) on marketable investment securities and conversion of bond instruments into common stock of $88.6 million, $34.3 million and ($9.0) million, respectively.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The fair value of our strategic marketable investment securities aggregated $321.2 million and $148.5 million as of December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, our strategic investments, have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category, where those declines are considered temporary in accordance with our policy.

	As of December 31, 2006
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$75,572	$(227)	$—	$—	$26,211	$(12)	$101,783	$(239)
Corporate equity securities	5,702	(2,179)	—	—	—	—	5,702	(2,179)

Total	$81,274	$(2,406)	$—	$—	$26,211	$(12)	$107,485	$(2,418)

	As of December 31, 2005
				(In thousands)
Government bonds	$—	$—	$—	$—	$119,290	$(662)	$119,290	$(662)
Corporate equity securities	32,444	(379)	—	—	—	—	32,444	(379)

Total	$32,444	$(379)	$—	$—	$119,290	$(662)	$151,734	$(1,041)

Government Bonds. We believe the unrealized losses on our government bonds were caused primarily by interest rate increases. At December 31, 2006 and 2005, maturities on these government bonds ranged from one to eight months. We have the ability and intent to hold these investments until maturity when the Government is required to redeem them at their full face value. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2006.
Corporate Equity Securities. At December 31, 2006 and 2005, the unrealized loss on our investments in corporate equity securities represents an investment in the marketable common stock of three companies in the communications industry and one company in the satellite communications service industry, respectively. We are not aware of any specific factors which indicate the unrealized loss is due to anything other than temporary market fluctuations.
Other Non-Marketable Securities. We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of December 31, 2006 and 2005, we had $188.6 million and $94.2 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $97.8 million and $52.7 million is accounted for under the cost method, respectively. During the year ended December 31, 2006, we recorded $18.0 million of impairment charges with respect to these investments. During the years ended

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable investment securities.
We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. The debt is convertible into the issuer’s publicly traded common shares. We account for the convertible debt at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model. As of December 31, 2006 and 2005, the fair value of the convertible debt was approximately $22.5 million and $42.3 million, respectively, based on the trading price of the issuer's shares on that date. During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of our investment under the equity method of accounting. Additionally, during the years ended December 31, 2006 and 2005, we recognized a pre-tax unrealized loss of approximately $14.9 million and a gain of $38.8 million for the change in the fair value of the convertible debt, respectively. As of December 31, 2006, we have $59.1 million recorded as part of the total equity investment in “Other non-current assets, net” for the amount by which the carrying value of our investment in the issuer’s common stock exceeds the value of our portion of the underlying balance sheet equity of the investee. As a result of our change from cost to equity method accounting, we evaluate the common share component on a quarterly basis to determine whether declines in the fair value of this security are other than temporary. This quarterly evaluation is similar to that used for marketable securities, as discussed above.
Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
Restricted Cash and Marketable Investment Securities. As of December 31, 2006 and 2005, restricted cash and marketable investment securities included amounts set aside as collateral for investments in marketable securities and our letters of credit. Additionally, restricted cash and marketable investment securities as of December 31, 2006 included $101.3 million in escrow related to our litigation with Tivo.
The major components of marketable investment securities and restricted cash are as follows:

			Restricted Cash and Marketable
	Marketable Investment Securities		Investment Securities
	As of December 31,		As of December 31,
	2006	2005	2006	2005
	(In thousands)
Government bonds	$268,716	$92,341	$152,461	45,804
Corporate notes and bonds	519,554	324,800	—	4,857
Corporate equity securities	321,195	148,550	—	—
Restricted cash	—	—	20,480	16,459

Total	$1,109,465	$565,691	$172,941	67,120

As of December 31, 2006, marketable investment securities and restricted cash include debt securities of $800.2 million with contractual maturities of one year or less and $140.5 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Inventories consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
Finished goods — DBS	$132,604	$140,955
Raw materials	50,039	55,115
Work-in-process — service repair and refurbishment	51,870	23,705
Work-in-process — new	14,203	10,936
Consignment	1,669	803
Inventory allowance	(12,878)	(10,185)

Inventories, net	$237,507	$221,329

Property and Equipment
Property and equipment are stated at cost. Cost includes capitalized interest of $20.1 million, $7.6 million, and $3.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.
Long-Lived Assets
We account for impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as one asset group. For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.
Goodwill and Intangible Assets
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Our intangible assets consist primarily of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
•	FCC spectrum is a non-depleting asset;

•	Existing DBS licenses are integral to our business and will contribute to cash flows indefinitely;

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	Replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	Maintenance expenditures in order to obtain future cash flows are not significant;

•	DBS licenses are not technologically dependent; and

•	We intend to use these assets indefinitely.
In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset” (“EITF 02-7”), we combine all our indefinite life FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts included current and projected subscribers. In conducting our annual impairment test in 2006, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.
As of December 31, 2006 and 2005, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2006		December 31, 2005
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$189,426	$(45,924)	$189,426	$(29,739)
Customer relationships	73,298	(50,142)	73,298	(31,818)
Technology-based	33,500	(5,655)	25,500	(3,377)

Total	$296,224	$(101,721)	$288,224	$(64,934)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to twenty years, was $36.8 million and $39.0 million for the years ended December 31, 2006 and 2005, respectively. The aggregate amortization expense is estimated to be $36.5 million for 2007, $22.9 million for 2008, $18.1 million annually for each of the years 2009 through 2011 and $80.8 million thereafter.
The excess of our investments in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. As of December 31, 2006 and 2005, we had $3.4 million of goodwill. In conducting our annual impairment test in 2006, we determined that the carrying amount of our goodwill was not impaired.
Smart Card Replacement
We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in our EchoStar receiver systems to control access to authorized programming content. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. During 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. There can be no assurance that our security measures will be effective in reducing theft of our programming signals.
As of December 31, 2006, we did not have any accrual for future smart card replacement. At the time, if ever, that we determine existing smart cards will be replaced again, we would accrue a liability for the estimated cost to replace those cards in receivers sold to and owned by subscribers. That cost estimate would be based on the number of cards expected to be replaced, taking into account a number of variables, including the cost of the cards and historical subscriber churn trends. With respect to receivers we lease, we would record the expenses of replacement as incurred. The total replacement cost could exceed $100.0 million.

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
We receive equity interests in content providers in consideration for or in conjunction with affiliation agreements. We account for these equity interests received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”). During the years ended December 31, 2006, 2005 and 2004, we made cash payments and entered into agreements and in 2004 assumed certain liabilities in exchange for equity interests in certain entities.
During 2006, 2005 and 2004, we recorded approximately $25.0 million, nil and $77.3 million related to the fair value of these equity interests in “Other noncurrent assets,” respectively. These unconsolidated investments are accounted for under either the equity method or cost method of accounting. Of the amounts recorded during 2006, 2005 and 2004, approximately $25.0 million, nil and $56.5 million in value of these equity interests was recorded as a deferred credit, respectively, and are recognized as a reduction to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreements in accordance with the guidance under EITF 02-16. These deferred credits are included as a component of current “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our Consolidated Balance Sheets.
Sales Taxes
In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), we account for sales taxes imposed on our goods and services on a net basis in our “Consolidated Statements of Operations and Comprehensive Income (Loss).” Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.
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
Fair Value of Financial Instruments
Fair values for our publicly traded debt securities are based on quoted market prices. The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions, among other things, regarding credit spreads, and the impact of these factors on the value of the notes.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The following table summarizes the book and fair values of our debt facilities at December 31, 2006 and 2005:

	As of December 31, 2006		As of December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
5 3/4% Convertible Subordinated Notes due 2008 (1)	$—	$—	$1,000,000	$973,750
9 1/8% Senior Notes due 2009 (2)	—	—	441,964	462,405
3% Convertible Subordinated Note due 2010	500,000	472,400	500,000	451,500
Floating Rate Senior Notes due 2008 (2)	—	—	500,000	510,000
5 3/4% Senior Notes due 2008	1,000,000	993,750	1,000,000	980,000
6 3/8% Senior Notes due 2011	1,000,000	993,750	1,000,000	968,650
3% Convertible Subordinated Note due 2011	25,000	22,780	25,000	21,725
6 5/8% Senior Notes due 2014	1,000,000	971,250	1,000,000	958,750
7 1/8% Senior Notes due 2016	1,500,000	1,494,375	—	—
7 % Senior Notes due 2013	500,000	497,500	—	—
Mortgages and other notes payable	37,379	37,379	30,275	30,275

Subtotal	$5,562,379	$5,483,184	$5,497,239	$5,357,055
Capital lease obligations (3)	404,942	N/A	438,062	N/A

Total	$5,967,321	$5,483,184	$5,935,301	$5,357,055

(1)	The 5 3/4% Convertible Subordinated Notes due 2008 were redeemed on February 15, 2007 (see Note 5).

(2)	The 9 1/8% Senior Notes due 2009 and the Floating Rate Senior Notes due 2008 were redeemed on February 17, 2006 and October 2, 2006, respectively.

(3)	Pursuant to SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” disclosures regarding fair value of capital leases is not required.
As of December 31, 2006 and 2005, the book value approximates fair value for cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities due to their short-term nature. Also, the book value is equal to fair value for marketable securities as of December 31, 2006 and 2005.
Deferred Debt Issuance Costs
Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (Note 5).
Revenue Recognition
We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Programming payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue” in the Consolidated Balance Sheets until earned. For certain of our promotions relating to EchoStar receiver systems, subscribers are charged an upfront fee. A portion of this fee may be deferred and recognized over 48 to 60 months, depending on whether the fee is received from existing or new subscribers. Revenue from advertising sales is recognized when the related services are performed.
Subscriber fees for receivers with multiple tuners, high definition (“HD”) receivers, digital video recorders (“DVRs”), and HD DVRs, our DishHOME Protection Plan and other services are recognized as revenue, monthly as earned. Revenue from equipment sales is recognized upon shipment to customers.
Revenue from equipment sales to AT&T pursuant to our original agreement with AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services. Further, development and

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
implementation fees received from AT&T will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the original and revised agreements with AT&T.
Accounting for certain of our existing and new subscriber promotions which include programming discounts and subscriber rebates falls under the scope of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Capital Products)” (“EITF 01-9”). In accordance with EITF 01-9, programming revenues under these promotions are recorded as earned at the discounted monthly rate charged to the subscriber. See “Subscriber Promotions” below for discussion regarding the accounting for costs under these promotions.
Subscriber-Related Expenses
The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, billing costs, residual commissions paid to distributors, direct marketers, retailers and telecommunications partners, refurbishment and repair costs related to EchoStar receiver systems, subscriber retention and other variable subscriber expenses. These costs are recognized as the services are performed or as incurred.
“Subscriber-related expenses” also include the cost of sales from equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed. Under the revised AT&T agreement, we are including costs from equipment and installations in “Subscriber acquisition costs” or, for leased equipment, in capital expenditures, rather than in “Subscriber-related expenses.” We are continuing to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are being amortized over the estimated life of the subscribers acquired under the original AT&T agreement.
Subscriber Acquisition Promotions
DISH Network subscribers have the choice of purchasing or leasing the satellite receiver and other equipment necessary to receive our programming. We generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. As a result of our promotions, most of our new subscribers choose to lease their equipment.
Equipment Lease Promotion. We retain title to receivers and certain other equipment offered pursuant to our equipment lease promotions. As a result, equipment leased to new and existing subscribers is capitalized and depreciated over their estimated useful lives.
Subscriber Acquisition Costs. Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel. Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):
•	“Cost of sales – subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•	“Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $56.7 million, $46.1 million and $40.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
The potential dilution from our subordinated notes convertible into common stock was computed using the “if converted method.” Since we reported net income attributable to common stockholders for the years ending December 31, 2006, 2005 and 2004, the potential dilution from stock options exercisable into common stock for these periods was computed using the treasury stock method based on the average market value of our Class A common stock for the period. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$608,272	$1,514,540	$214,769
Interest on dilutive subordinated convertible notes, net of related tax effect	9,834	46,148	—

Numerator for diluted net income (loss) per common share	$618,106	$1,560,688	$214,769

Denominator:
Denominator for basic net income (loss) per common share - weighted-average common shares outstanding	444,743	452,118	464,053
Dilutive impact of options outstanding	677	1,648	3,545
Dilutive impact of subordinated notes convertible into common shares	7,265	30,365	—

Denominator for diluted net income (loss) per share - weighted-average diluted common shares outstanding	452,685	484,131	467,598

Net income (loss) per share:
Basic net income (loss)	$1.37	$3.35	$0.46

Diluted net income (loss)	$1.37	$3.22	$0.46

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	23,100	23,100	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011	399	399	399
As of December 31, 2006, 2005 and 2004 there were options to purchase 10.2 million, 10.4 million and 10.9 million shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our long term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Performance based options	11,007	11,229	6,994
Restricted Performance Units	725	545	—
New Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006, were adopted effective January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or effective tax rate.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
and expands disclosures about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently evaluating the impact the adoption of SFAS 157 will have on our financial position and results of operations.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. The Texas court subsequently issued an injunction prohibiting us from offering DVR functionality. A Court of Appeals has stayed that injunction during the pendency of our appeal.
In accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $94.0 million in “Tivo litigation expense” on our Condensed Consolidated Statement of Operations to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court through September 8, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the September 8, 2006 judgment date. If the verdict is upheld on appeal, additional supplemental damages and interest of approximately $35.0 million would be payable through 2007.
If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we would owe substantial additional damages and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
3. Stock-Based Compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”) which (i) revises Statement of Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions. Effective January 1, 2006, we adopted SFAS 123R under the modified prospective method.
Total non-cash, stock-based compensation expense, net of related tax effect, as of December 31, 2006 was $11.0 million and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans, as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Subscriber-related	$549	$—	$49
Satellite and transmission	320	—	67
General and administrative	10,149	190	1,023

Total non-cash, stock based compensation	$11,018	$190	$1,139

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Prior to January 1, 2006, we applied the intrinsic value method of accounting under APB 25 and applied the disclosure only provisions of SFAS 123. Pro forma information regarding net income and earnings per share was required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period on a straight-line basis. We accounted for forfeitures as they occurred. Compensation previously recognized was reversed in the event of forfeitures of unvested options. The following table illustrates the effect on net income (loss) per share as if we had accounted for our stock-based compensation plans using the fair value method under SFAS 123:

	For the Years Ended
	December 31,
	2005	2004
	(In thousands)
Net income (loss), as reported	$1,514,540	$214,769
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	190	1,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(21,822)	(20,515)
Pro forma net income (loss)	$1,492,908	$195,393

Basic income (loss) per share, as reported	$3.35	$0.46

Diluted income (loss) per share, as reported	$3.22	$0.46

Pro forma basic income (loss) per share	$3.30	$0.42

Pro forma diluted income (loss) per share	$3.18	$0.42

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.68%	4.09%	3.69%
Volatility factor	24.99%	26.10%	33.26%
Expected term of options in years	6.1	6.2	5.4
Weighted-average fair value of options granted	$11.58	$10.22	$11.66
During December 2004, we paid a one-time dividend of $1 per outstanding share of our Class A and Class B common stock. We do not currently plan to pay additional dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, the existing models do not provide as reliable of a single measure of the fair value of stock-based compensation awards as a market-based model would. Changes in the intervals of our regular historical price observations from daily to monthly, contributed to the 2005 reduction in our estimated volatility factor.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for our stock as new events or changes in circumstances become known.
Stock Incentive Plans
We have adopted stock incentive plans to attract and retain officers, directors and key employees. As of December 31, 2006, we had 66.6 million shares of our Class A common stock authorized for awards under our Stock Incentive Plans. In general, stock options granted through December 31, 2006 have included exercise prices not less than the

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
market value of our Class A common stock at the date of grant and a maximum term of ten years. While historically our Board of Directors has issued options that vest at the rate of 20% per year, some option grants have immediately vested.
Effective January 26, 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of our 1999 Stock Incentive Plan to provide incentive to our executive officers and certain other key employees upon achievement of specified long-term business objectives. In general, employees participating in the 2005 LTIP elect to receive a one-time award of: (i) an option to acquire a specified number of shares priced at market value on the date of the awards; (ii) rights to acquire for no additional consideration a specified smaller number of shares of our Class A common stock; or (iii) a corresponding combination of a lesser number of option shares and such rights to acquire our Class A common stock. The options and rights are subject to certain performance criteria and vest over a seven year period at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.
Options to purchase 5.7 million shares pursuant to a long-term incentive plan under our 1995 Stock Incentive Plan (the “1999 LTIP”), and 5.3 million shares pursuant to the 2005 LTIP were outstanding as of December 31, 2006. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.80 under our 1999 LTIP and $29.78 under our 2005 LTIP. The weighted-average fair value of the options granted during 2006 pursuant to the 2005 LTIP was $15.43. Further, pursuant to the 2005 LTIP, there were also 725,298 outstanding Restricted Performance Units as of December 31, 2006 with a weighted-average grant date fair value of $30.80. Vesting of these options and Restricted Performance Units is contingent upon meeting certain long-term goals which management has determined are not probable as of December 31, 2006. Consequently, no compensation was recorded during the year ended December 31, 2006 related to these long-term options and Restricted Performance Units. In accordance with SFAS 123R, such compensation, if recorded, would result in total non-cash, stock-based compensation expense of $138.0 million, of which $115.7 million relates to performance based options and $22.3 million relates to Restricted Performance Units. This would be recognized ratably over the remaining vesting period or expensed immediately, if fully vested, in our Consolidated Statements of Operations and Comprehensive Income (Loss).
A summary of our stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	25,086,883	$24.43	17,734,216	$21.06	17,818,818	$16.62
Granted	2,155,500	32.41	10,361,250	29.17	4,238,000	31.64
Exercised	(1,519,550)	14.14	(916,328)	8.32	(2,182,498)	6.63
Forfeited and Cancelled	(2,961,000)	25.99	(2,092,255)	26.38	(2,140,104)	19.80

Options outstanding, end of year	22,761,833	25.67	25,086,883	24.43	17,734,216	21.06

Exercisable at end of year	6,568,883	32.85	6,914,133	29.54	5,662,416	25.95

The tax benefit realized from share options exercised during the year ended December 31, 2006 was $10.9 million. Based on the average market value for the year ended December 31, 2006, the aggregate intrinsic value for the options outstanding was $186.9 million, of which $32.3 million was exercisable at the end of the period.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
     Exercise prices for options outstanding and exercisable as of December 31, 2006 are as follows:

			Options Outstanding			Options Exercisable
			Number	Weighted		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			as of	Remaining	Average	as of	Average
			December 31,	Contractual	Exercise	December 31,	Exercise
			2006 *	Life	Price	2006	Price
$2.13	-	$6.00	5,442,269	2.00	$5.97	578,269	$5.71
$6.01	-	$20.00	938,054	2.31	13.49	334,054	12.66
$20.01	-	$29.00	2,261,200	7.12	27.48	1,700,800	27.69
$29.01	-	$31.00	9,083,210	8.29	29.85	1,105,460	30.26
$31.01	-	$40.00	3,805,100	7.58	33.72	1,750,300	33.85
$40.01	-	$79.00	1,232,000	3.27	62.87	1,100,000	62.25

$2.13	-	$79.00	22,761,833	6.03	25.67	6,568,883	32.85

*	These amounts include 5.7 million shares and 5.3 million shares outstanding pursuant to the 1999 LTIP and 2005 LTIP, respectively. Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of December 31, 2006.
As of December 31, 2006, our total unrecognized compensation cost related to our non-performance based unvested stock options was $55.2 million. This cost is based on an assumed future forfeiture rate of 8.0% per year and will be recognized over a weighted-average period of approximately three years.
As of December 31, 2006, the grant date fair value of Restricted Share Units (performance and non-performance based) outstanding was as follows:

	2006		2005
		Weighted-		Weighted-
	Restricted	Average	Restricted	Average
	Share	Grant Date	Share	Grant Date
	Units *	Fair Value	Units *	Fair Value
Restricted Share Units outstanding, beginning of period	644,637	$29.46	—	$—
Granted	331,329	33.27	711,303	29.44
Exercised	(20,000)	30.16	—	—
Forfeited	(100,668)	29.83	(66,666)	29.25

Restricted Share Units outstanding, end of period	855,298	30.88	644,637	29.46

*	At December 31, 2006 and 2005, the restricted share units included 725,298 and 544,637 Restricted Performance Units outstanding pursuant to the 2005 LTIP, respectively. Vesting of these Restricted Performance Units is contingent upon meeting certain long-term goals which management has determined are not probable as of December 31, 2006.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
4. Property and Equipment
Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2006	2005
		(In thousands)
Equipment leased to customers	2-5	$2,374,121	$1,781,373
EchoStar I	12	201,607	201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV — fully depreciated	N/A	78,511	78,511
EchoStar V	9	205,996	210,446
EchoStar VI	12	245,022	246,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar X	12	177,192	—
EchoStar XII	10	190,051	190,051
Satellites acquired under capital leases (Note 5)	10	551,628	551,628
Furniture, fixtures, equipment and other	1-10	955,864	750,516
Buildings and improvements	1-40	250,627	163,472
Land	—	30,195	30,509
Construction in progress	—	433,843	491,748

Total property and equipment		$6,637,611	$5,638,837
Accumulated depreciation		(2,872,015)	(2,124,298)

Property and equipment, net		$3,765,596	$3,514,539

Construction in progress consists of the following:

	As of December 31,
	2006	2005
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$380,774	$292,020
Regional digital broadcast operations centers	—	91,966
Software related projects	21,429	47,028
Other	31,640	60,734

Construction in progress	$433,843	$491,748

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Equipment leased to customers	$686,125	$437,587	$213,093
Satellites	231,977	197,495	134,619
Furniture, fixtures, equipment and other	152,204	126,125	119,235
Identifiable intangible assets subject to amortization	36,787	39,035	33,939
Buildings and improvements	7,201	5,331	4,675

Total depreciation and amortization	$1,114,294	$805,573	$505,561

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.
Our Satellites
We presently transmit programming from 14 satellites in geostationary orbit approximately 22,300 miles above the equator. Of these 11 are owned and three are leased. Each of the owned satellites had an original minimum useful life of at least 12 years. Two of the leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the ten-year terms of the satellite service agreements. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2006 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail. We could not, however, recover certain local markets, international and other niche programming in the event of such failure, with the extent of disruption dependent on the specific satellite experiencing the failure. Further, programming continuity cannot be assured in the event of multiple satellite losses.
EchoStar I. EchoStar I was launched during December 1995 and currently operates at the 148 degree orbital location. The satellite can operate up to 16 transponders at 130 watts per channel. During the second quarter of 2006, the satellite experienced anomalies resulting in the possible loss of two solar array strings. An investigation of the anomalies is continuing. The anomalies have not impacted commercial operation of the satellite to date. Even if permanent loss of the two solar array strings is confirmed, the original minimum 12-year design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power availability for the design life of the satellite. However, there can be no assurance future anomalies will not cause further losses which could impact the remaining life or commercial operation of the satellite.
EchoStar II. EchoStar II was launched during September 1996 and currently operates at the 148 degree orbital location. The satellite can operate up to 16 transponders at 130 watts per channel. During February 2007, the satellite experienced an anomaly which prevented its north solar array from rotating. Functionality was restored through a backup system. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of power to the satellite. However, if the backup system fails, a partial loss of power would result which could impact the useful life or commercial operation of the satellite.
EchoStar III. EchoStar III was launched during October 1997 and currently operates at the 61.5 degree orbital location. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy. Prior to 2006, traveling wave tube amplifiers (“TWTA”) anomalies caused 22 transponders to fail. During April and October 2006, further TWTA anomalies caused the failure of four additional transponders. As a result, a maximum of 18 transponders are currently available for use on EchoStar III, but due to redundancy switching limitations and specific channel authorizations, we can only operate 15 of the 19 FCC authorized frequencies we have the right to utilize at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.
EchoStar IV. EchoStar IV was launched during May 1998 and currently operates at the 77 degree orbital location, which is licensed by the government of Mexico to a venture in which we hold a minority interest. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use and the satellite

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
has been fully depreciated on our books. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.
EchoStar V. EchoStar V was launched during September 1999 and currently operates at the 129 degree orbital location. The satellite was originally designed with a minimum 12-year design life. As previously disclosed, momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption. These issues have not impacted commercial operation of the satellite, but have reduced the remaining spacecraft life to less than two years as of December 31, 2006. Prior to 2006, EchoStar V also experienced anomalies resulting in the loss of six solar array strings. During July 2006, the satellite lost an additional solar array string. The solar array anomalies have not impacted commercial operation of the satellite to date. Since the satellite only has a remaining life of approximately two years, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), are not expected to reduce the current remaining life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar VI. EchoStar VI was launched during July 2000 and is currently stationed at the 110 degree orbital location as an in-orbit spare. The satellite was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year design life of the satellite. Prior to 2006, EchoStar VI experienced anomalies resulting in the loss of 15 solar array strings. During 2006, two additional solar array strings failed, reducing the number of functional solar array strings to 91. While the design life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode currently. The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar VII. EchoStar VII was launched during February 2002 and currently operates at the 119 degree orbital location. During March 2006, the satellite experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center, for transmission back to earth by the satellite. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the March 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the continental United States (“CONUS”) when operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.
EchoStar VIII. EchoStar VIII was launched during August 2002 and currently operates at the 110 degree orbital location. The satellite was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. As previously disclosed, the satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.
We depend on EchoStar VIII to provide service to CONUS at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected during the second half of 2008. AMC-14, which is expected to commence commercial operation in early 2008, also has the capability to act as a backup for EchoStar VIII and could be launched to the 110 degree orbital location, if necessary. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
EchoStar IX. EchoStar IX was launched during August 2003 and currently operates at the 121 degree orbital location. The satellite was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services. The satellite also includes a C-band payload which is owned by a third party. During the fourth quarter of 2006, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite. However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite.
EchoStar X . EchoStar X was launched during February 2006 and currently operates at the 110 degree orbital location. Its 49 spot beams use up to 42 active 140 watt TWTAs to provide standard and HD local channels, and other programming, to markets across the United States. In the event our EchoStar X satellite experienced a significant failure, we would lose the ability to deliver local network channels in many markets. While we would attempt to minimize the number of lost markets through the use of spare satellites and programming line up changes, some markets would be without local channels until a replacement satellite with similar spot beam capability could be launched and operational.
EchoStar XII. EchoStar XII was launched during July 2003 and currently operates at the 61.5 degree orbital location. The satellite was designed to operate 13 transponders at 270 watts per channel, in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in CONUS mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Prior to 2006, two solar array circuits failed, one of which was subsequently restored to partial use. During 2006, three additional solar array circuits failed. The cause of the failures is being investigated. While the design life of the satellite has not been affected, in future years the power loss will cause a reduction in the number of transponders which can be operated. The exact extent of this impact has not yet been determined. There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
Long-Lived Satellite Assets. We account for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as one asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.
5. Long-Term Debt
5 3/4% Convertible Subordinated Notes due 2008
Effective February 15, 2007, we redeemed all of our outstanding 5 3/4% Convertible Subordinated Notes due 2008. In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at a redemption price of 101.643% of the principal amount, for a total of $1.016 billion. The premium

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
paid of $16.4 million, along with unamortized debt issuance costs of $3.6 million, were recorded as charges to earnings in February 2007.
3% Convertible Subordinated Note due 2010
The 3% Convertible Subordinated Note, which was sold to AT&T in a privately negotiated transaction, matures July 21, 2010 and is convertible into approximately 6.87 million shares of our Class A common stock at the option of AT&T at $72.82 per share, subject to adjustment in certain circumstances. Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year.
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
Floating Rate Senior Notes due 2008
On October 1, 2006, we redeemed the balance of our outstanding Floating Rate Senior Notes due 2008. In accordance with the terms of the indenture governing the notes, the principal amount of the notes of $500.0 million was redeemed at 101.0%, for a total of $505.0 million. The premium paid of $5.0 million, along with unamortized debt issuance costs of $1.0 million, were recorded as charges to earnings in October 2006.
5 3/4% Senior Notes due 2008
The 5 3/4% Senior Notes mature October 1, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.
The 5 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The indenture related to the 5 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
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
6 3/8% Senior Notes due 2011
The 6 3/8% Senior Notes mature October 1, 2011. Interest accrues at an annual rate of 6 3/8% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.
The 6 3/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.
The 6 3/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 6 3/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
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
3% Convertible Subordinated Note due 2011
The 3% Convertible Subordinated Note, which was sold to CenturyTel Service Group, LLC (“CTL”) in a privately negotiated transaction, matures August 25, 2011 and is convertible into 398,724 shares of our Class A common stock at the option of CTL at $62.70 per share, subject to adjustment in certain circumstances. Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year.

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
6 5/8% Senior Notes due 2014
The 6 5/8% Senior Notes mature October 1, 2014. Interest accrues at an annual rate of 6 5/8% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.
The 6 5/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to October 1, 2007, we may also redeem up to 35% of each of the 6 5/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 6 5/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 6 5/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
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
7 1/8% Senior Notes due 2016
On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016. Interest accrues at an annual rate of 7 1/8% and is payable semi-annually in cash, in arrears on

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
February 1 and August 1 of each year, commencing on August 1, 2006. The proceeds from the sale of the notes were used to redeem our outstanding 9 1/8% Senior Notes due 2009 and for other general corporate purposes.
The 7 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to February 1, 2009, we may also redeem up to 35% of each of the 7 1/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 7 1/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
7% Senior Notes due 2013
On October 18, 2006, we sold $500.0 million aggregate principal amount of our seven-year, 7% Senior Notes due October 1, 2013. Interest accrues at an annual rate of 7% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on April 1, 2007. The proceeds from the sale of the notes replaced the cash on hand that was used to redeem our outstanding Floating Rate Senior Notes due 2008 on October 1, 2006.
The 7% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to October 1, 2009, we may also redeem up to 35% of each of the 7% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 7% Senior Notes are:
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The indenture related to the 7% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
Interest on Long-Term Debt

		Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements*
3 % Convertible Subordinated Notes due 2010	June 30 and December 31	$15,000,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3 % Convertible Subordinated Notes due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7% Senior Notes due 2013	April 1 and October 1	$35,000,000

*	The table above does not include interest of $14.4 million on the 5 3/4% Convertible Subordinated Notes due 2008 which were redeemed on February 15, 2007 (Note 5)
Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.
Capital Lease Obligations, Mortgages and Other Notes Payable
Capital lease obligations, mortgages and other notes payable consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
Satellites financed under capital lease obligations	$404,942	$438,062
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	11,856	12,735
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	8,659	9,141
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	13,955	—
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	2,909	8,399

Total	$442,321	$468,337
Less current portion	(38,464)	(36,470)

Capital lease obligations, mortgages and other notes payable, net of current portion	$403,857	$431,867

Capital Lease Obligations
We currently lease three in-orbit satellites. Two of these satellites, discussed below, are accounted for as capital leases pursuant to SFAS 13 and are depreciated over the ten-year terms of the satellite service agreements.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
AMC-15. We make monthly payments to SES Americom to lease all of the capacity on AMC 15, an FSS satellite, which commenced commercial operation during January 2005. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites.
AMC-16. We also make monthly payments to SES Americom to lease all of the capacity on AMC 16, an FSS satellite, which commenced commercial operation during February 2005. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites.
As of December 31, 2006 and 2005, we had $551.6 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $108.5 million and $53.3 million, respectively. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $55.2 million and $53.3 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2006 and 2005, respectively. During 2004, we did not recognize any depreciation on the satellites acquired under these capital leases.
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2006 are as follows:

For the Year Ending December 31, 2007	$86,351
2008	86,351
2009	86,351
2010	86,351
2011	86,351
Thereafter	254,374

Total minimum lease payments	686,129
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(120,660)

Net minimum lease payments	565,469
Less: Amount representing interest	(160,527)

Present value of net minimum lease payments	404,942
Less: Current portion	(34,701)

Long-term portion of capital lease obligations	$370,241

Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Long-term debt obligations	$6,525,000	$1,000,000	$1,000,000	$1,525,000	$3,000,000
Capital lease obligations, mortgages and other notes payable	442,321	38,469	87,053	105,593	211,206

Total	$6,967,321	$1,038,469	$1,087,053	$1,605,593	$3,236,206

6. Income Taxes
As of December 31, 2006, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of $1.641 billion and tax benefits related to credit carryforwards of $41.9 million. We have recorded in 2006, tax benefits for state NOL carryforwards of $26.3 million. The NOL’s begin to expire in the year 2020 and credit carryforwards will begin to expire in the year 2010.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. During the second quarter of 2005, we concluded the recoverability of certain of our deferred tax assets was more likely than not and accordingly reversed the portion of the valuation allowance which was no longer required. As of December 31, 2006, there remains $4.0 million of valuation allowance which relates to deferred tax assets for credit carryforwards and state income tax net operating losses which begin to expire in the year 2010.
As of December 31, 2006 and 2005, the Federal NOL includes amounts related to tax deductions for exercised options that have been allocated directly to contributed capital for exercised stock options totaling $284.1 million and $274.7 million, respectively.
Stock option compensation expenses for which an estimated deferred tax benefit was previously recorded exceeded the actual tax deductions allowed during 2006 and 2005. Tax charges associated with the reversal of the prior tax benefit have been reported in “Additional paid-in capital” in accordance with APB 25 and SFAS 123R. During 2006 and 2005, charges of $0.9 million and $10.4 million, respectively, were made to additional paid-in capital.
The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Current (provision) benefit:
Federal	$(23,027)	$(15,864)	$(523)
State	(29,502)	(14,958)	(5,824)
Foreign	(2,818)	(1,614)	(428)

	(55,347)	(32,436)	(6,775)

Deferred (provision) benefit:
Federal	(304,896)	(363,457)	(75,306)
State	38,467	(11,692)	(6,313)
Foreign	(291)	247	—
Decrease (increase) in valuation allowance	7,324	914,787	76,785

	(259,396)	539,885	(4,834)

Total benefit (provision)	$(314,743)	$507,449	$(11,609)

The actual tax provisions for 2006, 2005 and 2004 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Years Ended December 31,
	2006	2005	2004
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	0.7	(1.7)	(3.5)
Foreign taxes and income not U.S. taxable	(0.3)	(0.1)	(0.8)
Stock option compensation	0.2	(0.5)	(0.6)
Deferred tax asset adjustment for filed returns	(0.6)	(2.8)	2.3
Other	0.1	(0.3)	(1.5)
Decrease (increase) in valuation allowance	0.8	90.8	34.0

Total benefit (provision) for income taxes	(34.1)	50.4	(5.1)

The year ended December 31, 2006 includes a credit of $13.5 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the year ended December 31, 2006, includes a credit of $8.3 million related to amended state filings. The income tax benefit for the year ended December 31, 2005 included credits of $592.8 million and $322.0 million to our provision for income taxes resulting from the reversal and current year activity, respectively, of our recorded valuation allowance.
The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows:

	As of December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$645,571	$955,832
Unrealized losses on investments	4,546	33,355
Accrued expenses	16,065	11,299
Stock compensation	10,041	2,240
Deferred revenue	64,377	68,655
Other	48,935	12,241

Total deferred tax assets	789,535	1,083,622
Valuation allowance	(4,034)	(11,358)

Deferred tax asset after valuation allowance	785,501	1,072,264

Deferred tax liabilities:
Equity method investments	(16,447)	(19,228)
Depreciation and amortization	(417,328)	(429,551)
State taxes net of federal effect	4,714	(20,263)
Other	(291)	—

Total deferred tax liabilities	(429,352)	(469,042)

Net deferred tax asset (liability)	$356,149	$603,222

Current portion of net deferred tax asset (liability)	$548,766	$397,076
Noncurrent portion of net deferred tax asset (liability)	(192,617)	206,146

Total net deferred tax asset (liability)	$356,149	$603,222

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Common Stock Repurchase Programs
During 2003, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. As of July 15, 2004, we had completed this share repurchase plan, having purchased a total of 31.8 million shares of our Class A common stock for a total of $1.0 billion.
During August 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock pursuant to a new repurchase plan. During 2006 and 2005, we purchased approximately 0.4 million and 13.2 million shares of our Class A common stock for $11.7 million and $362.5 million, respectively. Our share repurchase program does not require us to acquire any specific number or amount of securities and may be terminated at any time.
Cash Dividend
During 2004, we paid a one-time cash dividend of $1.00 per share, or $455.7 million, on outstanding shares of our Class A and Class B common stock.
8. Employee Benefit Plans
Employee Stock Purchase Plan
During 1997, the Board of Directors and stockholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. During 2006, this plan was amended for the purpose of registering an additional 1,000,000 shares of Class A common stock and was approved by the stockholders at our Annual Meeting held on May 11, 2006 by the requisite vote of stockholders. Under the ESPP, we are now authorized to issue a total of 1,800,000 shares of Class A common stock. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2006, 2005 and 2004 employees purchased approximately 89,000, 97,000, and 78,000 shares of Class A common stock through the ESPP, respectively.
401(k) Employee Savings Plan
We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,000 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled $2.1 million and $0.2 million during the years ended December 31, 2006 and 2005, respectively. We did not recognize any expense related to matching 401(k) contributions during the year ended December 31, 2004, as 401(k) Plan forfeitures were sufficient to fund all of the Company matching contributions.
We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Discretionary stock contributions, net of forfeitures, were $17.8 million, $15.4 million and $12.8 million relating to the 401(k) Plan years ended December 31, 2006, 2005 and 2004, respectively.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
9. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Satellite-related obligations	$2,758,699	$658,047	$711,128	$268,930	$1,120,594
Operating lease obligations	91,849	32,462	39,637	16,187	3,563
Purchase obligations	1,258,289	934,780	294,219	29,290	—

Total	$4,108,837	$1,625,289	$1,044,984	$314,407	$1,124,157

Satellite-Related Obligations
Satellites under Construction. We have entered into contracts to construct new satellites which are contractually scheduled to be completed within the next three years. Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below.
•	During 2004, we entered into a contract for the construction of EchoStar XI which is expected to be completed in 2007. However, the launch could be delayed until the second half of 2008 as a result of problems currently being experienced by the launch provider, Sea Launch.

•	During 2004 and 2005, we entered into contracts for the construction of four additional SSL Ka and/or Ku extended band satellites which are expected to be completed during 2008 and 2009.

•	CMBStar, an S-band satellite, is scheduled to be completed during the second quarter of 2008. Provided required regulatory approvals are obtained and contractual conditions are satisfied, the transponder capacity of that satellite will be leased to an affiliate of a Chinese regulatory entity to support the development of satellite-delivered mobile video services in China.

•	During January 2007, we entered into a contract for the construction of EchoStar XIV which is expected to be completed during 2009. Future commitments related to this satellite are not included in the table above.
Leased Satellites. In addition to our lease of the AMC-15 and AMC-16 satellites (Note 5), we have also entered into satellite service agreements to lease capacity on other satellites discussed below. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	We are currently leasing all of the capacity on an existing in-orbit FSS satellite, AMC-2, at the 85 degree orbital location. Our lease of this satellite is expected to continue through 2007 and has been accounted for as an operating lease.

•	An SES Americom DBS satellite (“AMC-14”) which is currently expected to launch during late 2007 and commence commercial operation at an orbital location to be determined at a future date. The initial ten-year lease for all of the capacity on the satellite will be accounted for as a capital lease. The satellite is being equipped with transmit antennas optimized for multiple orbital locations, providing greater backup flexibility in the event certain other in-orbit satellites fail.

•	A Telesat FSS satellite (“Anik F3”) which is currently expected to launch during the second quarter of 2007. We are required to make monthly payments for the 15-year period following commencement of commercial operation. We will account for the Telesat Anik F3 satellite agreement as a capital lease.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	A Canadian DBS satellite (“Ciel 2”) which is currently expected to launch during 2009 and commence commercial operation at the 129 degree orbital location. Our initial ten-year term lease for at least 50% capacity on the satellite will be accounted for as a capital lease.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites. Further, as of December 31, 2006, we had not procured launches for six of the above satellites. Our obligations will increase as we procure launches for these satellites.
Purchase Obligations
Our 2007 purchase obligations primarily consist of binding purchase orders for EchoStar receiver systems and related equipment, and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.
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
Rent Expense
Total rent expense for operating leases approximated $69.2 million, $67.6 million and $59.1 million in 2006, 2005 and 2004, respectively.
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
Contingencies
Distant Network Litigation
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation allege

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation. We cannot predict with any degree of certainty the outcome of that appeal.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue for March 2007. We also requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case as to us is suspended pending resolution of the Thomson license defense issue.
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
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the case pending reexamination. Our case remains stayed pending resolution of the Charter case.
We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. The Texas court subsequently issued an injunction prohibiting us from offering DVR functionality. A Court of Appeals has stayed that injunction during the pendency of our appeal.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $94.0 million in “Tivo litigation expense” on our Condensed Consolidated Statement of Operations to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court through September 8, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the September 8, 2006 judgment date. If the verdict is upheld on appeal, the $94.0 million amount would increase by approximately $35.0 million through 2007.
If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we would owe substantial additional damages and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. During April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, and issued a ruling during December 2006. We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.
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
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. Trial is currently scheduled for May 2007 in Tyler, Texas. On October 2, 2006, the Patent and Trademark Office granted our petition for reexamination of the ‘746 patent. On October 27, 2006, the Patent and Trademark Office issued its initial office action rejecting all of the claims of the ‘746 patent in light of several prior art references. Forgent will have an opportunity to challenge the initial office action. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Trans Video
In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent). The patents relate to various methods related to the transmission of digital data by satellite. Trial has been set for July 2008. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and recently denied our motion for summary judgment as a result. A trial date

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
has not been set. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
10. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. Under this definition we currently operate as two business units. The All Other category consists of revenue, expenses and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

		EchoStar
	DISH	Technologies	All		Consolidated
	Network	Corporation	Other	Eliminations	Total
	(In thousands)
Year Ended December 31, 2006
Total revenue	$9,514,347	$186,984	$146,190	$(29,035)	$9,818,486
Depreciation and amortization	1,038,744	4,546	71,004	—	1,114,294
Total costs and expenses	8,326,513	219,299	84,338	(29,035)	8,601,115
Interest income	123,995	4	2,402	—	126,401
Interest expense, net of amounts capitalized	(457,149)	(74)	(927)	—	(458,150)
Income tax benefit (provision), net	(310,408)	22,887	(27,222)	—	(314,743)
Net income (loss)	581,342	(9,498)	36,428	—	608,272

Year Ended December 31, 2005
Total revenue	$8,172,592	$174,195	$113,899	$(13,511)	$8,447,175
Depreciation and amortization	744,624	4,597	56,352	—	805,573
Total costs and expenses	7,039,054	190,479	63,905	(13,511)	7,279,927
Interest income	42,316	—	1,202	—	43,518
Interest expense, net of amounts capitalized	(372,752)	(105)	(987)	—	(373,844)
Income tax benefit (provision), net	514,048	(2,712)	(3,887)	—	507,449
Net income (loss)	1,487,467	(19,097)	46,170	—	1,514,540

Year Ended December 31, 2004
Total revenue	$6,937,118	$125,881	$104,340	$(8,868)	$7,158,471
Depreciation and amortization	449,482	6,718	49,361	—	505,561
Total costs and expenses	6,232,536	154,147	77,351	(8,868)	6,455,166
Interest income	41,717	—	570	—	42,287
Interest expense, net of amounts capitalized	(504,612)	(133)	(987)	—	(505,732)
Income tax benefit (provision), net	(11,464)	(385)	240	—	(11,609)
Net income (loss)	215,812	(28,767)	27,724	—	214,769
Geographic Information and Transactions with Major Customers

	United
	States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2006	$4,651,079	$60,481	$4,711,560

2005	$4,475,177	$14,299	$4,489,476

Revenue
2006	$9,739,699	$78,787	$9,818,486

2005	$8,389,760	$57,415	$8,447,175

2004	$7,098,978	$59,493	$7,158,471

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and customers abroad. International revenue includes transactions with customers in Europe, Africa and the Middle East. Revenues from these customers are included within the All Other operating segment.
During the years ended December 31, 2006, 2005 and 2004, United States revenue included export sales to one international customer which totaled $186.6 million, $178.4 million and $125.3 million, respectively. These international sales accounted for approximately 1.9%, 2.1% and 1.8% of our total revenue during each of the years

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
ended December 31, 2006, 2005 and 2004, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.
11. Valuation and Qualifying Accounts
Our valuation and qualifying accounts as of December 31, 2006, 2005 and 2004 are as follows:

	Balance at
	Beginning of	Charged to Costs		Balance at End
	Year	and Expenses	Deductions	of Year
	(In thousands)
Year ended December 31, 2006:
Assets:
Allowance for doubtful accounts	$11,523	$68,911	$(65,428)	$15,006
Reserve for inventory	10,185	10,123	(7,430)	12,878

Year ended December 31, 2005:
Assets:
Allowance for doubtful accounts	$9,542	$57,351	$(55,370)	$11,523
Reserve for inventory	10,389	3,980	(4,184)	10,185

Year ended December 31, 2004:
Assets:
Allowance for doubtful accounts	$12,185	$66,289	$(68,932)	$9,542
Reserve for inventory	6,770	8,428	(4,809)	10,389
12. Quarterly Financial Data (Unaudited)
Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	(Unaudited)
Year ended December 31, 2006:
Total revenue(1)	$2,299,391	$2,466,155	$2,475,291	$2,577,649	(2)
Operating income (loss)	274,196	349,641	281,810	311,724	(2)
Net income (loss)	147,281	168,779	139,616	152,596	(2)
Basic income per share	$0.33	$0.38	$0.31	$0.35
Diluted income per share	$0.33	$0.38	$0.31	$0.35

Year ended December 31, 2005:
Total revenue	$2,024,000	$2,095,486	$2,128,221	$2,199,468
Operating income (loss)	290,234	333,394	291,884	251,736
Net income (loss)	317,524	855,527	208,864	132,625
Basic income per share	$0.70	$1.89	$0.46	$0.30
Diluted income per share	$0.69	$1.79	$0.46	$0.28

(1)	Effective the fourth quarter of 2006 we reclassified certain amounts for the three months ended March 31, June 30 and September 30, 2006 resulting in an increase of $9.7 million, $7.5 million and $3.9 million, respectively, in “Total revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Net Income for the periods was not affected.

(2)	“Total revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2006 reflects a $13.8 million out of period pre-tax adjustment for payments received from subscribers during the first nine months of the year. This adjustment was not material to all prior periods presented and did not impact our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006.

13. Related Party Transactions
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming. Because we are not required to consolidate NagraStar, but we do have the ability to significantly influence its operating policies, we accounted for our investment in NagraStar under the equity method of accounting for all periods

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
presented. During the years ended December 31, 2006, 2005 and 2004, we purchased security access devices from NagraStar of $55.8 million, $121.4 million and $123.8 million, respectively. As of December 31, 2006 and 2005, amounts payable to NagraStar totaled $3.3 million and $3.9 million, respectively. Additionally, as of December 31, 2006, we were committed to purchase $35.5 million of security access devices from NagraStar.
14. Subsequent Events
On February 21, 2007, we announced a $40.0 million investment in TU Media Corp., a Korean provider of satellite-delivered mobile video services.
During February 2007, we began participating in an FCC Auction for licenses in the 1.4 GHz band. Through February 26, 2007, we were the provisional winning bidder for licenses totaling approximately $52.0 million and we may continue to bid on the licenses available in the Auction through its conclusion.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)*	Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.1(b)*	Amended and Restated Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*	Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.2*	Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between EchoStar and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

4.3*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.4*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.5*	3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.6*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.7*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed February 3, 2006, Commission File No.0-26176).

4.9*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed October 18, 2006, Commission File No.0-26176).

Exhibit
Number	Description

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234). **

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).**

10.4*	Amended and Restated EchoStar 1999 Stock Incentive Plan (incorporated by reference to Exhibit A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.5*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of EchoStar, Registration No. 333-05575).**

10.6*	Amended and Restated 2001 Non-employee Director Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 7, 2006).**

10.7*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.8*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.9*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.11*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.12*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.13*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.14*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.15*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

Exhibit
Number	Description
10.16*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.19*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.20*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.21*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.22*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.23*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.24*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.25*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.26*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.27*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.28*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.29*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No.0-26176).

Exhibit
Number	Description
10.30*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No.0-26176).

10.31*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No.0-26176).

10.32*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.33*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.34*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.35*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.36*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.37*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.38*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.39*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.40*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2006, Commission File No.0-26176).

21•	Subsidiaries of EchoStar Communications Corporation.

23.1•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1•	Powers of Attorney authorizing signature of James DeFranco, Michael T. Dugan, Cantey Ergen, Steven R. Goodbarn, Gary Howard, Tom A. Ortolf, C. Michael Schroeder and Carl E. Vogel.

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.