Form 10-K/A
period 2006-12-31
ECHOSTAR COMMUNICATIONS CORP
filed 2007-03-06
CIK 1001082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission file number: 0-26176
EchoStar Communications Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 723-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A common stock, $0.01 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
This Form 10-K/A amends the Form 10-K of EchoStar Communications Corporation (“EchoStar”) for the year ended December 31, 2006 by repeating three paragraphs currently included in Management’s Discussion and Analysis, as the last three paragraphs of Note 2 to the Consolidated Financial Statements, in substitution for three paragraphs included in Note 9 to the Consolidated Financial Statements which were inadvertently repeated in Note 2. While this Form 10-K/A sets forth the complete text of the Form 10-K, no new information or language has been added to the text. All information in this Form 10-K/A can also be found in the Form 10-K as originally filed on March 1, 2007. The cover page of the Form 10-K has also been revised.
As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, EchoStar’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated March 6, 2007 in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, written statements pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2007 (but otherwise identical to their prior statements); and EchoStar is re-filing the Consent of Independent Registered Public Accounting Firm dated February 28, 2007 (identical to the previously filed consent).

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

Date: March 6, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Chairman (Principal Executive Officer)	March 6, 2007

/s/ Bernard L. Han Bernard L. Han	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2007

/s/ David K. Moskowitz David K. Moskowitz	Director	March 6, 2007

* James DeFranco	Director	March 6, 2007

* Michael T. Dugan	Director	March 6, 2007

* Cantey Ergen	Director	March 6, 2007

* Steven R. Goodbarn	Director	March 6, 2007

* Gary Howard	Director	March 6, 2007

* Tom A. Ortolf	Director	March 6, 2007

*	Director	March 6, 2007
C. Michael Schroeder

* Carl E. Vogel	Director	March 6, 2007

* By:	/s/	David K Moskowitz

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