Form 10-Q
period 2007-06-30
ECHOSTAR COMMUNICATIONS CORP
filed 2007-08-09
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________ TO________________.

Commission File Number: 0-26176

EchoStar Communications Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of July 31, 2007, the registrant’s outstanding common stock consisted of 209,040,467 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

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

•
DISH Network® subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase; we may have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

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

•	our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance;

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

•
we depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services.  Certain of these resellers account for a significant percentage of our total new subscriber acquisitions.  Loss of one or more of these relationships could have an adverse effect on our net new subscriber additions and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels;

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

ii

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	As of
	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$1,076,876	$1,923,105
Marketable investment securities	1,322,682	1,109,465
Trade accounts receivable, net of allowance for uncollectible accounts of $17,654 and $15,006, respectively	706,962	665,149
Inventories, net	289,345	237,507
Current deferred tax assets	387,859	548,766
Other current assets	160,183	115,549
Total current assets	3,943,907	4,599,541
Restricted cash and marketable investment securities	172,114	172,941
Property and equipment, net of accumulated depreciation of $3,279,275 and $2,872,015, respectively	4,017,089	3,765,596
FCC authorizations	748,101	748,101
Intangible assets, net	176,175	197,863
Other noncurrent assets, net	336,999	284,654
Total assets	$9,394,385	$9,768,696

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$274,141	$283,471
Deferred revenue and other	837,080	819,899
Accrued programming	958,951	913,687
Other accrued expenses	481,457	535,953
Current portion of capital lease obligations, mortgages and other notes payable	47,210	38,464
5 3/4% Convertible Subordinated Notes due 2008 (Note 8)	-	1,000,000
Total current liabilities	2,598,839	3,591,474

Long-term obligations, net of current portion:
3% Convertible Subordinated Note due 2010	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion	573,085	403,857
Deferred tax liabilities	217,382	192,617
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	253,669	275,131
Total long-term obligations, net of current portion	6,569,136	6,396,605
Total liabilities	9,167,975	9,988,079

Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit):
Class A common stock, $01 par value, 1,600,000,000 shares authorized, 254,045,533and 252,481,907 shares issued, 209,032,733 and 207,469,107 shares outstanding, respectively	2,540	2,525
Class B common stock, $01 par value, 800,000,000 shares authorized,238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $01 par value, 800,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	1,986,599	1,927,897
Accumulated other comprehensive income (loss)	55,111	49,874
Accumulated earnings (deficit)	(459,171)	(841,010)
Treasury stock, at cost	(1,361,053)	(1,361,053)
Total stockholders' equity (deficit)	226,410	(219,383)
Total liabilities and stockholders' equity (deficit)	$9,394,385	$9,768,696

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Subscriber-related revenue	$2,676,230	$2,332,227	$5,228,293	$4,527,337
Equipment sales	77,348	114,742	153,615	199,471
Other	6,430	19,186	23,085	38,738
Total revenue	2,760,008	2,466,155	5,404,993	4,765,546

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 11)	1,354,265	1,190,313	2,682,886	2,297,640
Satellite and transmission expenses (exclusive of depreciation shown below - Note 11)	40,759	33,623	75,678	72,365
Cost of sales - equipment	59,418	84,456	119,764	153,253
Cost of sales - other	657	1,931	3,067	3,295
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below - Note 11)	35,555	46,100	63,529	79,138
Other subscriber promotion subsidies	294,232	273,691	616,964	552,191
Subscriber acquisition advertising	46,621	53,448	97,000	100,865
Total subscriber acquisition costs	376,408	373,239	777,493	732,194
General and administrative	142,915	143,818	300,202	273,265
Litigation expense (Note 10)	-	14,243	-	88,235
Depreciation and amortization (Note 11)	343,932	274,891	664,051	521,462
Total costs and expenses	2,318,354	2,116,514	4,623,141	4,141,709

Operating income (loss)	441,654	349,641	781,852	623,837

Other Income (Expense):
Interest income	28,411	31,501	61,843	53,470
Interest expense, net of amounts capitalized	(96,662)	(111,960)	(216,162)	(241,567)
Other	(16,139)	(11,256)	(17,975)	53,004
Total other income (expense)	(84,390)	(91,715)	(172,294)	(135,093)

Income (loss) before income taxes	357,264	257,926	609,558	488,744
Income tax (provision) benefit, net	(133,065)	(89,147)	(228,219)	(172,684)
Net income (loss)	$224,199	$168,779	$381,339	$316,060

Denominator for basic and diluted net income (loss) per share:
Denominator for basic net income (loss) per share -weighted-average common shares outstanding	447,217	444,597	446,750	444,263

Denominator for diluted net income (loss) per share -weighted-average common shares outstanding	456,282	453,126	455,815	452,733

Net income (loss) per share:
Basic net income (loss)	$0.50	$0.38	$0.85	$0.71
Diluted net income (loss)	$0.50	$0.38	$0.85	$0.71

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$381,339	$316,060
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	664,051	521,462
Equity in losses (earnings) of affiliates	2,649	1,937
Realized and unrealized losses (gains) on investments	12,901	(61,713)
Non-cash, stock-based compensation recognized	11,258	7,766
Deferred tax expense (benefit)	183,887	148,044
Other, net	5,200	5,177
Change in noncurrent assets	4,684	5,188
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(21,462)	43,676
Changes in current assets and current liabilities, net	(55,041)	161,638
Net cash flows from operating activities	1,189,466	1,149,235

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,753,924)	(880,993)
Sales and maturities of marketable investment securities	1,554,864	620,706
Purchases of property and equipment	(740,095)	(611,716)
Change in restricted cash and marketable investment securities	2,271	(37,901)
FCC authorizations (Note 7)	(57,463)	-
Purchase of non-marketable investments included in noncurrent assets and other	(51,906)	(17,013)
Other	198	2,298
Net cash flows from investing activities	(1,046,055)	(924,619)

Cash Flows From Financing Activities:
Redemption of 9 1/8% Senior Notes due 2009	-	(441,964)
Redemption of 5 3/4% Convertible Subordinated Notes due 2008	(999,985)	-
Proceeds from issuance of 7 1/8% Senior Notes due 2016	-	1,500,000
Deferred debt issuance costs	-	(7,500)
Class A common stock repurchases	-	(11,677)
Repayment of capital lease obligations, mortgages and other notes payable	(20,245)	(21,950)
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	26,570	4,695
Tax benefits recognized on stock option exercises	4,020	1,694
Net cash flows from financing activities	(989,640)	1,023,298

Net increase (decrease) in cash and cash equivalents	(846,229)	1,247,914
Cash and cash equivalents, beginning of period	1,923,105	615,669
Cash and cash equivalents, end of period	$1,076,876	$1,863,583

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$206,299	$193,122
Capitalized interest	$6,967	$4,321
Cash received for interest	$49,932	$30,572
Cash paid for income taxes	$49,753	$14,463
Employee benefits paid in Class A common stock	$17,674	$22,026
Satellite and other vendor financing	$-	$15,000
Satellite financed under capital lease obligations (Note 8)	$198,219	$-

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 10-K/A”).

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
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

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Net income (loss)	$224,199	$168,779	$381,339	$316,060
Foreign currency translation adjustments	2,012	3,044	2,616	3,434
Unrealized holding gains (losses) on available-for-sale securities	470	750	6,081	22,531
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	2,055	(135)	(1,995)	(135)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(673)	(57)	(1,465)	(8,218)
Comprehensive income (loss)	$228,063	$172,381	$386,576	$333,672

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Numerator:
Numerator for basic net income (loss) per share - Net income (loss)	$224,199	$168,779	$381,339	$316,060
Interest on subordinated notes convertible into common shares, net of related tax effect	2,460	2,505	4,920	5,010
Numerator for diluted net income (loss) per common share	$226,659	$171,284	$386,259	$321,070

Denominator:
Denominator for basic net income (loss) per common share – weighted-average common shares outstanding	447,217	444,597	446,750	444,263
Dilutive impact of options outstanding	1,800	1,264	1,800	1,205
Dilutive impact of subordinated notes convertible into common shares	7,265	7,265	7,265	7,265
Denominator for diluted net income (loss) per share – weighted-average diluted common shares outstanding	456,282	453,126	455,815	452,733

Net income (loss) per share:
Basic net income (loss)	$0.50	$0.38	$0.85	$0.71
Diluted net income (loss)	$0.50	$0.38	$0.85	$0.71

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	-	23,100	-	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011	399	399	399	399

As of June 30, 2007 and 2006, there were options to purchase 1.4 million and 9.1 million shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved.  As a consequence, the following are not included in the diluted EPS calculation:

	As of June 30,
	2007	2006
	(In thousands)
Performance based options	10,312	10,900
Restricted performance units	685	615
Total	10,997	11,515

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses.  As of June 30, 2007, no taxing authority has proposed any significant adjustments to our tax positions.  We have no significant current tax examinations in process.

As a result of the implementation of FIN 48, we recognized a less than $1 million credit to “Accumulated earnings (deficit).”  We have $55 million in unrecognized tax benefits that, if recognized, would affect the effective tax rate.  We do not expect that the unrecognized tax benefit will change significantly within the next 12 months.

Accrued interest on tax positions are recorded as a component of interest expense and penalties in other income (expense).  During the six months ended June 30, 2007, we recorded approximately $1 million in interest and penalty expense to earnings.  Accrued interest and penalties was $2 million at June 30, 2007.

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

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Awards under these plans include both performance and non-performance based equity incentives.  As of June 30, 2007, we had options to acquire 21.7 million shares of our Class A common stock and 795,494 restricted stock awards outstanding under these plans.  In general, stock options granted through June 30, 2007 have included exercise prices not less than the market value of our Class A common stock at the date of grant and a maximum term of ten years.  While historically our Board of Directors has issued options that vest at the rate of 20% per year, some option grants have immediately vested.  As of June 30, 2007, we had 65.8 million shares of our Class A common stock authorized for future grant under our stock incentive plans.

Our stock option activity (including performance and non-performance based options) for the six months ended June 30, 2007 was as follows:

	For the Six Months
	Ended June 30, 2007
	Options	Weighted-Average Exercise Price
Options outstanding, beginning of period	22,741,833	$25.67
Granted	1,184,250	43.42
Exercised	(1,040,338)	24.19
Forfeited and cancelled	(1,138,300)	16.74
Options outstanding, end of period	21,747,445	27.17
Exercisable at end of period	6,600,245	32.41

We realized $9 million and $2 million of tax benefits from share options exercised during the six months ended June 30, 2007 and 2006, respectively.  Based on the average market value of our Class A common stock for the six months ended June 30, 2007, the aggregate intrinsic value for the options outstanding was $388 million.  Of that amount, options with an aggregate intrinsic value of $87 million were exercisable at the end of the period.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

As of June 30, 2007, the grant date fair value of restricted stock awards (performance and non-performance based) outstanding was as follows:

	For the Six Months
	Ended June 30, 2007
	Restricted Stock Awards *	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding, beginning of period	855,298	$30.88
Granted	39,580	43.43
Exercised	(20,000)	30.16
Forfeited and cancelled	(79,384)	31.15
Restricted stock awards outstanding, end of period	795,494	31.49

*
As of June 30, 2007, the restricted stock awards included 685,494 restricted performance units outstanding pursuant to our 2005 long-term, performance-based stock incentive plan (the “2005 LTIP”).  Vesting of these restricted performance units is contingent upon meeting a long-term goal which management has determined is not probable as of June 30, 2007.

Long-Term Performance-Based Plans

In February 1999, we adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of our 1995 Stock Incentive Plan.  The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year.  Exercise of the options is also contingent on the Company achieving an industry-related subscriber goal prior to December 31, 2008.

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

Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the corresponding goal is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while we did not believe achievement of either of the goals was probable as of June 30, 2007, that assessment could change with respect to either goal at any time.  In accordance with Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”), if all of the awards under each plan were vested and each goal had been met, we would have recorded total non-cash, stock-based compensation expense of $42 million and $93 million under the 1999 LTIP and the 2005 LTIP, respectively.  If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period.  As of June 30, 2007, if we had determined each goal was probable, we would have expensed $39 million for the 1999 LTIP and $16 million for the 2005 LTIP.

Of the 21.7 million options outstanding under our stock incentive plans as of June 30, 2007, options to purchase 5.4 million shares and 4.9 million shares were outstanding pursuant to the 1999 LTIP and the 2005 LTIP, respectively.  These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued.  The weighted-average exercise price of these options is $10.62 under our 1999 LTIP and $30.25 under our 2005 LTIP.  The fair value of options granted during the six months ended June 30, 2007 pursuant to the 2005 LTIP, estimated at the date of the grant using a Black-Scholes option pricing model, was $19.78 per option share.  Further, pursuant to the 2005 LTIP, there were also 685,494 outstanding restricted performance units as of June 30, 2007 with a weighted-average grant date fair value of $31.49.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Stock-Based Compensation

Total non-cash, stock-based compensation expense, net of related tax effect, is shown in the following table for the three and six months June 30, 2007 and 2006, and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Subscriber-related expenses	$130	$151	$306	$260
Satellite and transmission expenses	93	87	220	153
General and administrative	3,354	2,629	6,509	4,528
Total non-cash, stock based compensation	$3,577	$2,867	$7,035	$4,941

As of June 30, 2007, our total unrecognized compensation cost related to our non-performance based unvested stock options was $53 million.  This cost is based on an assumed future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The fair value of each option grant for the three and six months ended June 30, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.98%	5.18%	4.55%	4.93%
Volatility factor	20.15%	24.71%	20.37%	25.05%
Expected term of options in years	5.5	5.7	5.9	6.2
Weighted-average fair value of options granted	$13.29	$10.70	$13.63	$10.95

We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods.  We will continue to evaluate the assumptions used to derive the estimated fair value of options for our stock as new events or changes in circumstances become known.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

4.	Inventories

Inventories consist of the following:

	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Finished goods - DBS	$141,633	$132,604
Raw materials	102,158	50,039
Work-in-process - service repair and refurbishment	45,948	51,870
Work-in-process - new	12,711	14,203
Consignment	4,452	1,669
Inventory allowance	(17,557)	(12,878)
Inventories, net	$289,345	$237,507

5.	Investment Securities

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

As of June 30, 2007 and December 31, 2006, we had unrealized gains net of related tax effect of $44 million and $42 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  During the six months ended June 30, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities.  In addition, during the six months ended June 30, 2007 and 2006, we recognized in our Condensed Consolidated Statements of Operations realized and unrealized net gains on marketable investment securities of $10 million and $80 million, respectively.

The fair value of our strategic marketable investment securities aggregated $323 million and $321 million as of June 30, 2007 and December 31, 2006, respectively.  During the six months ended June 30, 2007, our strategic investments have experienced and continue to experience volatility.  If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Other Investment Securities

We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  As of June 30, 2007 and December 31, 2006, we had $226 million and $189 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $116 million and $98 million is accounted for under the cost method, respectively.  This total also includes the common share component of our strategic investment in a foreign public company, discussed below, which is accounted for under the equity method.  During the six months ended June 30, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable equity investment securities, other than discussed below.

We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  The debt is convertible into the issuer’s publicly traded common shares.  We account for the convertible debt at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statements of Operations.  We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model including the fair market value of the underlying common stock price as of that date.  As of June 30, 2007 and December 31, 2006, the fair value of the convertible debt was $20 million and $23 million, respectively, based on the trading price of the issuer’s shares on that date.  Additionally, during the six months ended June 30, 2007 and 2006, we recognized a pre-tax unrealized loss of $2 million and $18 million for the change in the fair value of the convertible debt, respectively.  During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer.  Consequently, we account for the common share component of our investment under the equity method of accounting.  As a result of our change to equity method accounting, we evaluate the common share component of this investment on a quarterly basis to determine whether there has been a decline in the value that is other than temporary. Because the shares are publicly traded, this quarterly evaluation considers the fair market value of the common shares in addition to the other factors described above for equity method investments.  During the six months ended June 30 2007, in accordance with our impairment policy, we recorded a $20 million charge to earnings for an “other than temporary” decline in the fair value of this investment and established a new cost basis for this security.  The “Cumulative translation adjustment” associated with this investment as of the date of the impairment will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets until the investment is sold or otherwise liquidated; at which time, it will be released into our Condensed Statement of Operations.

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Restricted Cash and Marketable Investment Securities

As of June 30, 2007 and December 31, 2006, restricted cash and marketable investment securities included amounts set aside for our letters of credit and $101 million in escrow related to our litigation with Tivo.  As of December 31, 2006, restricted cash and marketable investment securities also included amounts set aside as collateral for investments in marketable securities.

6.	Satellites

We presently utilize 15 satellites in geostationary orbit approximately 22,300 miles above the equator.  Of these 15 satellites, 11 are owned and four are leased.  Each of the owned satellites had an original minimum useful life of at least 12 years.  Three of the leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the terms of the satellite service agreements.  Our satellite fleet is a major component of our EchoStar DBS System.  While we believe that overall our satellite fleet is generally in good condition, during 2007 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation.  We currently do not carry insurance for any of our owned in-orbit satellites.  We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail.  We could not, however, recover certain local markets, international and other niche programming in the event of such failure, with the extent of disruption dependent on the specific satellite experiencing the failure.  Further, programming continuity cannot be assured in the event of multiple satellite losses.

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

EchoStar V

EchoStar V was launched during September 1999 and currently operates at the 129 degree orbital location.  The satellite was originally designed with a minimum 12-year design life.  Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed.  These issues have not impacted commercial operation of the satellite, but have reduced the remaining spacecraft life to less than two years as of June 30, 2007.  Prior to 2007, EchoStar V also experienced anomalies resulting in the loss of seven solar array strings.  In June 2007, the satellite lost an additional solar array string.  The solar array anomalies have not impacted commercial operation of the satellite to date.  Since the satellite only has a remaining life of less than two years, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), are not expected to reduce the current remaining life of the satellite.  However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

7.	FCC Authorizations and Intangible Assets

During the six months ended June 30, 2007, we participated in an FCC Auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses totaling $57 million.  As of June 30, 2007, this amount was recorded as a deposit in “Other current assets” on our Condensed Consolidated Balance Sheets.  This amount will be reclassified to “FCC authorizations” upon formal transfer of the licenses, which is subject to regulatory approval.

As of June 30, 2007 and December 31, 2006, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2007		December 31, 2006
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
		(In thousands)
Contract-based	$188,346	$(52,721)	$189,426	$(45,924)
Customer relationships	73,298	(59,305)	73,298	(50,142)
Technology-based	33,500	(6,943)	33,500	(5,655)
Total	$295,144	$(118,969)	$296,224	$(101,721)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to 20 years, was $9 million for each of the three months ended June 30, 2007 and 2006.  Amortization was $18 million for each of the six months ended June 30, 2007 and 2006.

Estimated future amortization of our identifiable intangible assets as of June 30, 2007 is as follows (in thousands):

For the Years Ending December 31,
2007 (remaining six months)	$18,203
2008	22,912
2009	18,081
2010	18,081
2011	18,081
2012	18,079
Thereafter	62,738
Total	$176,175

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

8.	Long-Term Debt

5 3/4% Convertible Subordinated Notes due 2008

Effective February 15, 2007, we redeemed all of our outstanding 5 3/4% Convertible Subordinated Notes due 2008.  In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at 101.643%, for a total of $1.016 billion.  The premium paid of $16 million, along with unamortized debt issuance costs of $4 million, were recorded as charges to earnings during the first quarter of 2007.

Capital Lease Obligations

On April 11, 2007, Anik F3, a Telesat FSS satellite, was successfully launched and has commenced commercial operations at the 118.7 degree orbital location.  We have leased all of the Ku band capacity on the satellite for a period of 15 years beginning in April 2007.  In accordance with SFAS 13, we have accounted for this agreement as a capital lease asset by recording $223 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of $198 million.

As of June 30, 2007 and December 31, 2006, we had $775 million and $552 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $140 million and $108 million, respectively.  In our Condensed Consolidated Statements of Operations, we recognized $30 million and $28 million in depreciation expense on satellites acquired under capital lease agreements during the six months ended June 30, 2007 and 2006, respectively.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of June 30, 2007 are as follows (in thousands):

For the Years Ending December 31,
2007 (remaining six months)	$71,175
2008	134,351
2009	134,351
2010	134,351
2011	134,351
Thereafter	746,374
Total minimum lease payments	1,354,953
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(497,408)
Net minimum lease payments	857,545
Less: Amount representing interest	(272,497)
Present value of net minimum lease payments	585,048
Less: Current portion	(44,149)
Long-term portion of capital lease obligations	$540,899

9.	Stockholders’ Equity (Deficit)

Common Stock Repurchases

During 2004, our Board of Directors authorized the repurchase of an aggregate of up to an additional $1.0 billion of our Class A common stock.  We did not repurchase any of our Class A common stock pursuant to our repurchase program discussed above during the period from January 1, 2007 through June 30, 2007.  The maximum dollar value of shares that may still be purchased under the plan through December 31, 2007 is $626 million.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

10.	Commitments and Contingencies

Contingencies

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Distant Network Litigation

During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006.  Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.  We have turned off all of our distant network channels and are no longer in the distant network business.  Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.  The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the appeal or determine the extent of any potential liability or damages.

Enron Commercial Paper Investment

During October 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker.  That commercial paper was ultimately purchased by Enron.  During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper.  The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws.  We dispute these allegations.  We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations.  At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Trial is not currently scheduled.  We intend to vigorously prosecute this case.  In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Forgent

During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants.  The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent).  The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines.  Prior to trial, all of the other defendants settled with Forgent.  Forgent sought over $200 million in damages from EchoStar.  On May 21, 2007, the jury unanimously ruled in favor of EchoStar, finding the ‘746 patent invalid.  Forgent filed a motion for a new trial, which the District Court denied.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Global Communications

On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas.  The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent).  This patent, which involves satellite reception, was issued in September 2005.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Katz Communications

On June 21, 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We are vigorously defending against the suits and have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The Court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The Court agreed, and recently denied our motion for summary judgment as a result.  The final impact of the Court’s ruling cannot be fully assessed at this time.  Trial has been set for August 2008.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with their infringement action against us, DirecTV and Thomson.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘578 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On July 30, 2007, the Patent and Trademark Office (“PTO”) issued a “final office action” rejecting as invalid all of the hardware claims that Tivo asserted against us at trial and which the jury found we had infringed.  The PTO did not reject the two software claims that Tivo asserted against us at trial and which the jury found we had infringed.  Tivo can appeal the final office action.  We believe that we do not infringe any of the claims asserted against us.

Trans Video

In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent).  The patents relate to various methods related to the transmission of digital data by satellite.  On May 14, 2007, we reached a settlement which did not have a material impact on our results of operations.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

11.	Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Equipment leased to customers	$215,322	$169,639	$422,001	$317,548
Satellites	61,189	59,421	120,233	115,151
Furniture, fixtures, equipment and other	55,881	35,021	98,719	67,538
Identifiable intangible assets subject to amortization	9,102	9,172	18,239	18,343
Buildings and improvements	2,438	1,638	4,859	2,882
Total depreciation and amortization	$343,932	$274,891	$664,051	$521,462

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Revenue:
DISH Network	$2,701,601	$2,346,816	$5,285,388	$4,588,206
ETC	34,010	77,333	69,585	131,025
All other	29,819	47,552	64,460	56,307
Eliminations	(5,422)	(5,546)	(14,440)	(9,992)
Total revenue	$2,760,008	$2,466,155	$5,404,993	$4,765,546

Net income (loss):
DISH Network	$229,006	$141,583	$386,410	$296,583
ETC	(3,574)	14,949	(9,240)	9,547
All other	(1,233)	12,247	4,169	9,930
Total net income (loss)	$224,199	$168,779	$381,339	$316,060

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

13.	Related Party

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming.  Although we are not required to consolidate NagraStar, we do have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.  During the six months ended June 30, 2007 and 2006, we purchased $31 million and $34 million of security access devices from NagraStar, respectively.  As of June 30, 2007 and December 31, 2006, amounts payable to NagraStar totaled $4 million and $3 million, respectively.  Additionally, as of June 30, 2007, we were committed to purchase $30 million of security access devices from NagraStar during 2007.

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

Cost of sales – other.  “Cost of sales – other” principally includes costs related to satellite transmission services.

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

SAC.  Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution (“MVPD”) industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses.  Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions.  We include all the costs of acquiring subscribers (i.e. subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006.

	For the Three Months
	Ended June 30,		Variance
	2007	2006	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$2,676,230	$2,332,227	$344,003	14.7
Equipment sales	77,348	114,742	(37,394)	(32.6)
Other	6,430	19,186	(12,756)	(66.5)
Total revenue	2,760,008	2,466,155	293,853	11.9

Costs and Expenses:
Subscriber-related expenses	1,354,265	1,190,313	163,952	13.8
% of Subscriber-related revenue	50.6%	51.0%
Satellite and transmission expenses	40,759	33,623	7,136	21.2
% of Subscriber-related revenue	1.5%	1.4%
Cost of sales - equipment	59,418	84,456	(25,038)	(29.6)
% of Equipment sales	76.8%	73.6%
Cost of sales - other	657	1,931	(1,274)	(66.0)
Subscriber acquisition costs	376,408	373,239	3,169	0.8
General and administrative	142,915	143,818	(903)	(0.6)
% of Total revenue	5.2%	5.8%
Litigation expense	-	14,243	(14,243)	(100.0)
Depreciation and amortization	343,932	274,891	69,041	25.1
Total costs and expenses	2,318,354	2,116,514	201,840	9.5

Operating income (loss)	441,654	349,641	92,013	26.3

Other Income (Expense):
Interest income	28,411	31,501	(3,090)	(9.8)
Interest expense, net of amounts capitalized	(96,662)	(111,960)	15,298	13.7
Other	(16,139)	(11,256)	(4,883)	(43.4)
Total other income (expense)	(84,390)	(91,715)	7,325	8.0

Income (loss) before income taxes	357,264	257,926	99,338	38.5
Income tax (provision) benefit, net	(133,065)	(89,147)	(43,918)	(49.3)
Effective tax rate	37.2%	34.6%
Net income (loss)	$224,199	$168,779	$55,420	32.8

Other Data:
DISH Network subscribers, as of period end (in millions)	13.585	12.460	1.125	9.0
DISH Network subscriber additions, gross (in millions)	0.850	0.824	0.026	3.2
DISH Network subscriber additions, net (in millions)	0.170	0.195	(0.025)	(12.8)
Average monthly subscriber churn rate	1.68%	1.70%	(0.02%)	(1.2)
Average monthly revenue per subscriber ("ARPU")	$66.06	$62.91	$3.15	5.0
Average subscriber acquisition cost per subscriber ("SAC")	$645	$683	$(38)	(5.6)
EBITDA	$769,447	$613,276	$156,171	25.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

DISH Network subscribers. As of June 30, 2007, we had approximately 13.585 million DISH Network subscribers compared to approximately 12.460 million subscribers at June 30, 2006, an increase of 9.0%.  DISH Network added approximately 850,000 gross new subscribers for the three months ended June 30, 2007, compared to approximately 824,000 gross new subscribers during the same period in 2006, an increase of 26,000 gross new subscribers.  The increase in gross new subscribers resulted in large part from the effectiveness of our HD and other programming and advanced product promotions during the quarter.  A substantial majority of our gross new subscribers are acquired through our equipment lease program.

DISH Network added approximately 170,000 net new subscribers for the three months ended June 30, 2007, compared to approximately 195,000 net new subscribers during the same period in 2006, a decrease of 12.8%.  This decrease primarily resulted from a similar subscriber churn rate compared to the prior year on a larger subscriber base.  As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.  Our average monthly subscriber churn rate fluctuates from period to period due to seasonality.  Typically, subscribers churn at a higher rate during the second and third quarters each year than during the first and fourth quarters.

Our subscriber growth and our subscriber churn may be negatively impacted by a number of other factors, including but not limited to, adverse economic developments, trends in the housing/mortgage markets, the timing of customer commitment expirations associated with certain promotions, and increases in the theft of our signal or our competitors’ signals.  Furthermore, our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer more attractive alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages or more compelling consumer electronic products and services, including DVRs, video on demand services, receivers with multiple tuners, HD programming, or HD and standard definition local channels.  We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

AT&T, Inc. (“AT&T”) and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services.  During May 2007, AT&T management stated that AT&T intends to select a single satellite TV provider for its entire territory by the end of this year.  Our net new subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.676 billion for the three months ended June 30, 2007, an increase of $344 million or 14.7% compared to the same period in 2006.  This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $66.06 during the three months ended June 30, 2007 versus $62.91 during the same period in 2006.  The $3.15 or 5.0% increase in ARPU is primarily attributable to price increases in February 2007 and 2006 on some of our most popular programming packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, increased penetration of HD programming, fees for DVRs, and revenue from increased availability of standard and HD local channels by satellite.

Equipment sales.  For the three months ended June 30, 2007, “Equipment sales” totaled $77 million, a decrease of $37 million or 32.6% compared to the same period during 2006.  This decrease principally resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers and by a decrease in domestic sales of DBS accessories.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.354 billion during the three months ended June 30, 2007, an increase of $164 million or 13.8% compared to the same period in 2006.  The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers.  “Subscriber-related expenses” represented 50.6% and 51.0% of “Subscriber-related revenue” during the three months ended June 30, 2007 and 2006, respectively.  The decrease in this expense to revenue ratio primarily resulted from a decline in costs associated with our call center operations.  This decrease was partially offset by higher in-home service, refurbishment and repair costs for EchoStar receiver systems associated with increased penetration of our equipment lease programs and higher bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Cost of sales – equipment.  “Cost of sales – equipment” totaled $59 million during the three months ended June 30, 2007, a decrease of $25 million or 29.6% compared to the same period in 2006.  This decrease primarily resulted from a decline in the sale of non-DISH Network digital receivers and related components to international customers,a decrease in costs associated with domestic sales of DBS accessories and a decline in charges for defective, slow moving and obsolete inventory.  “Cost of sales - equipment” represented 76.8% and 73.6% of “Equipment sales,” during the three months ended June 30, 2007 and 2006, respectively.  The increase in the expense to revenue ratio principally related to a decline in margins on domestic sales of DBS accessories and on sales of non-DISH Network digital receivers and related components sold to international customers, partially offset by lower 2007 charges for defective, slow moving and obsolete inventory.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $376 million for the three months ended June 30, 2007, an increase of $3 million or 0.8% compared to the same period in 2006.  The increase in “Subscriber acquisition costs” was attributable to an increase in gross new subscribers, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers and a decrease in SAC discussed below.

SAC.  SAC was $645 during the three months ended June 30, 2007 compared to $683 during the same period in 2006, a decrease of $38, or 5.6%.  This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers, discussed below, and lower average equipment costs and acquisition marketing.

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

The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the three months ended June 30, 2007 compared to the same period in 2006.  During the three months ended June 30, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled $172 million and $190 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, a reduction in accessory costs, lower hardware costs per receiver and fewer receivers per installation as the number of dual tuner receivers we install continues to increase.  Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers.  However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the three months ended June 30, 2007 and 2006, these amounts totaled $22 million and $30 million, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.  See further discussion under “Liquidity and Capital Resources – Subscriber Retention and Acquisition Costs.”

General and administrative expenses.  “General and administrative expenses” totaled $143 million during the three months ended June 30, 2007, a decrease of $1 million or 0.6% compared to the same period in 2006.  This decrease was primarily attributable to lower accruals for legal settlements in 2007 compared to 2006, partially offset by an increase in outside professional fees.  “General and administrative expenses” represented 5.2% and 5.8% of “Total revenue” during the three months ended June 30, 2007 and 2006, respectively.  The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth and decreases in “General and administrative expenses” discussed above.

Litigation expense.  We recorded $14 million of additional “Litigation expense” during the three months ended June 30, 2006 as a result of the jury verdict in the Tivo lawsuit.  Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $344 million during the three months ended June 30, 2007, a $69 million or 25.1% increase compared to the same period in 2006.  The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, the write-off of costs associated with discontinued software development projects, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.

Interest expense, net of amounts capitalized. “Interest expense” totaled $97 million during the three months ended June 30, 2007, a decrease of $15 million or 13.7% compared to the same period in 2006.  This decrease primarily resulted from a net decrease in interest expense related to redemptions and issuances of debt during 2006 and 2007.

Other. “Other” expense totaled $16 million during the three months ended June 30, 2007, an increase of $5 million compared to $11 million during the same period in 2006.  The increase in “Other” expense primarily resulted from a $20 million second quarter charge to earnings for other than temporary declines in fair value of our common stock investment in a foreign public company, partially offset by a decrease in net unrealized and realized losses during 2007 compared to 2006.  See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our impairment policy for non-marketable and marketable investment securities.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $769 million during the three months ended June 30, 2007, an increase of $156 million or 25.5% compared to the same period in 2006. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2007	2006
	(In thousands)
EBITDA	$769,447	$613,276
Less:
Interest expense, net	68,251	80,459
Income tax provision, net	133,065	89,147
Depreciation and amortization	343,932	274,891
Net income (loss)	$224,199	$168,779

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Income tax (provision) benefit, net.  Our income tax provision was $133 million during the three months ended June 30, 2007, an increase of $44 million or 49.3% compared to the same period in 2006.  The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate.  During the three months ended June 30, 2006, our effective tax rate was favorably impacted by the utilization of state net operating loss carryforwards.

Net income (loss). Net income was $224 million during the three months ended June 30, 2007, an increase of $55 million compared to $169 million for the same period in 2006.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

	For the Six Months
	Ended June 30,		Variance
	2007	2006	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$5,228,293	$4,527,337	$700,956	15.5
Equipment sales	153,615	199,471	(45,856)	(23.0)
Other	23,085	38,738	(15,653)	(40.4)
Total revenue	5,404,993	4,765,546	639,447	13.4

Costs and Expenses:
Subscriber-related expenses	2,682,886	2,297,640	385,246	16.8
% of Subscriber-related revenue	51.3%	50.8%
Satellite and transmission expenses	75,678	72,365	3,313	4.6
% of Subscriber-related revenue	1.4%	1.6%
Cost of sales - equipment	119,764	153,253	(33,489)	(21.9)
% of Equipment sales	78.0%	76.8%
Cost of sales - other	3,067	3,295	(228)	(6.9)
Subscriber acquisition costs	777,493	732,194	45,299	6.2
General and administrative	300,202	273,265	26,937	9.9
% of Total revenue	5.6%	5.7%
Litigation expense	-	88,235	(88,235)	(100.0)
Depreciation and amortization	664,051	521,462	142,589	27.3
Total costs and expenses	4,623,141	4,141,709	481,432	11.6

Operating income (loss)	781,852	623,837	158,015	25.3

Other Income (Expense):
Interest income	61,843	53,470	8,373	15.7
Interest expense, net of amounts capitalized	(216,162)	(241,567)	25,405	10.5
Other	(17,975)	53,004	(70,979)	NM
Total other income (expense)	(172,294)	(135,093)	(37,201)	(27.5)

Income (loss) before income taxes	609,558	488,744	120,814	24.7
Income tax (provision) benefit, net	(228,219)	(172,684)	(55,535)	(32.2)
Effective tax rate	37.4%	35.3%
Net income (loss)	$381,339	$316,060	$65,279	20.7

Other Data:
DISH Network subscribers, as of period end (in millions)	13.585	12.460	1.125	9.0
DISH Network subscriber additions, gross (in millions)	1.740	1.618	0.122	7.5
DISH Network subscriber additions, net (in millions)	0.480	0.420	0.060	14.3
Average monthly subscriber churn rate	1.57%	1.64%	(0.07%)	(4.3)
Average monthly revenue per subscriber ("ARPU")	$65.12	$61.60	$3.52	5.7
Average subscriber acquisition cost per subscriber ("SAC")	$654	$690	$(36)	(5.2)
EBITDA	$1,427,928	$1,198,303	$229,625	19.2

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $5.228 billion for the six months ended June 30, 2007, an increase of $701 million or 15.5% compared to the same period in 2006.  This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $65.12 during the six months ended June 30, 2007 versus $61.60 during the same period in 2006.  The $3.52 or 5.7% increase in ARPU is primarily attributable to price increases in February 2007 and 2006 on some of our most popular programming packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, increased penetration of HD programming, fees for DVRs, and revenue from increased availability of standard and HD local channels by satellite.

Equipment sales.For the six months ended June 30, 2007, “Equipment sales” totaled $154 million, a decrease of $46 million or 23.0% compared to the same period during 2006. This decrease principally resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers.

Subscriber-related expenses.“Subscriber-related expenses” totaled $2.683 billion during the six months ended June 30, 2007, an increase of $385 million or 16.8% compared to the same period in 2006.  The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers.  “Subscriber-related expenses” represented 51.3% and 50.8% of “Subscriber-related revenue” during the six months ended June 30, 2007 and 2006, respectively.  The increase in this expense to revenue ratio primarily resulted from increases in:  (i) programming costs, (ii) in-home service, refurbishment and repair costs for EchoStar receiver systems associated with increased penetration of our equipment lease programs, and (iii) bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill.  These increases were partially offset by a decline in costs associated with our call center operations.

Cost of sales – equipment.“Cost of sales – equipment” totaled $120 million during the six months ended June 30, 2007, a decrease of $33 million or 21.9% compared to the same period in 2006.  This decrease primarily resulted from a decline in the sale of non-DISH Network digital receivers and related components to international customers and in charges for defective, slow moving and obsolete inventory, partially offset by an increase in costs associated with domestic sales of DBS accessories.  “Cost of sales – equipment” represented 78.0% and 76.8% of “Equipment sales,” during the six months ended June 30, 2007 and 2006, respectively.  The increase in the expense to revenue ratio principally related to a decline in margins on domestic sales of DBS accessories and on sales of non-DISH Network digital receivers and related components sold to international customers, partially offset by lower 2007 charges for defective, slow moving and obsolete inventory.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled approximately $777 million for the six months ended June 30, 2007, an increase of $45 million or 6.2% compared to the same period in 2006.  The increase in “Subscriber acquisition costs” was attributable to an increase in gross new subscribers, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers and a decrease in SAC discussed below.

SAC.  SAC was approximately $654 during the six months ended June 30, 2007 compared to $690 during the same period in 2006, a decrease of $36, or 5.2%.  This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers, discussed below, and lower average equipment costs and acquisition marketing.

During the six months ended June 30, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $361 million and $385 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, a reduction in accessory costs, lower hardware costs per receiver and fewer receivers per installation as the number of dual tuner receivers we install continues to increase.

Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the six months ended June 30, 2007 and 2006, these amounts totaled approximately $37 million and $56 million, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

General and administrative expenses.“General and administrative expenses” totaled $300 million during the six months ended June 30, 2007, an increase of $27 million or 9.9% compared to the same period in 2006.  This increase was primarily attributable to an increase in: (i) outside professional fees, (ii) personnel expenses including non-cash, stock-based compensation expense, and (iii) administrative costs to support the growth of the DISH Network.  These increases were partially offset by lower accruals for legal settlements in 2007 compared to 2006.  “General and administrative expenses” represented 5.6% and 5.7% of “Total revenue” during the six months ended June 30, 2007 and 2006, respectively.  The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth and decreases in “General and administrative expenses” discussed above.

Litigation expense.  We recorded $88 million of “Litigation expense” during the six months ended June 30, 2006 as a result of the jury verdict in the Tivo lawsuit.  Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.“Depreciation and amortization” expense totaled $664 million during the six months ended June 30, 2007, an increase of $143 million or 27.3% compared to the same period in 2006.  The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, the write-off of costs associated with discontinued software development projects, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.

Interest expense, net of amounts capitalized. “Interest expense” totaled $216 million during the six months ended June 30, 2007, a decrease of $25 million or 10.5% compared to the same period in 2006.  This decrease primarily resulted from a net decrease in interest expense related to redemptions and issuances of debt during 2006 and 2007.

Other. “Other” expense totaled $18 million during the six months ended June 30, 2007, a decrease of $71 million compared to “Other” income of $53 million during the same period in 2006.  The decrease in “Other” primarily resulted from a $20 million charge to earnings for other than temporary declines in fair value of our common stock investment in a foreign public company and a decrease in net unrealized and realized gains during 2007 compared to 2006.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.428 billion during the six months ended June 30, 2007, an increase of $230 million or 19.2% compared to the same period in 2006. The following table reconciles EBITDA to the accompanying financial statements:

	For the Six Months
	Ended June 30,
	2007	2006
	(In thousands)
EBITDA	$1,427,928	$1,198,303
Less:
Interest expense, net	154,319	188,097
Income tax provision, net	228,219	172,684
Depreciation and amortization	664,051	521,462
Net income (loss)	$381,339	$316,060

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net.  Our income tax provision was $228 million during the six months ended June 30, 2007, an increase of $56 million or 32.2% compared to during the same period in 2006.  The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate.  During the six months ended June 30, 2006, our effective tax rate was favorably impacted by the utilization of state net operating loss carryforwards.

Net income (loss).  Net income was $381 million during the six months ended June 30, 2007, an increase of $65 million compared to $316 million for the same period in 2006.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. – Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.  Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of June 30, 2007 totaled $2.572 billion, including $172 million of restricted cash and marketable investment securities, compared to $3.206 billion, including $173 million of restricted cash and marketable investment securities as of December 31, 2006.  The $634 million decrease in restricted and unrestricted cash, cash equivalents and marketable investment securities was primarily related to the redemption of our 5 3/4% Convertible Subordinated Notes due 2008, partially offset by the free cash flow generated during the period discussed below.

The following discussion highlights our free cash flow and cash flow activities during the six months ended June 30, 2007 compared to the same period in 2006.

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

During the six months ended June 30, 2007 and 2006, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Free cash flow	$449,371	$537,519
Add back:
Purchases of property and equipment	740,095	611,716
Net cash flows from operating activities	$1,189,466	$1,149,235

The $88 million decline in free cash flow during the six months ended June 30, 2007 compared to the same period in 2006 resulted from an increase in “Purchases of property and equipment” of $128 million, or 21.0%, partially offset by an increase in “Net cash flows from operating activities” of $40 million, or 3.5%.  The increase in “Purchases of property and equipment” during the six months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to an increase in expenditures for satellite construction and equipment under our existing subscriber lease program, partially offset by a decline in overall corporate capital expenditures and in spending for equipment under our new subscriber lease program.  The increase in “Net cash flows from operating activities” was primarily attributable to a $318 million increase in net income, adjusted to exclude non-cash changes in:  (i) “Depreciation and amortization” expense, (ii) “Realized and unrealized losses (gains) on investments,” and (iii) “Deferred tax expense (benefit),” partially offset by a $282 million decrease in cash resulting from changes in operating assets and liabilities.

Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.

Subscriber Turnover

Our percentage monthly subscriber churn for the six months ended June 30, 2007 was 1.57%, compared to 1.64% for the same period in 2006.  Our future subscriber churn may be negatively impacted by a number of other factors, including but not limited to, adverse economic developments, trends in the housing/mortgage markets, the timing of customer commitment expirations associated with certain promotions, and more aggressive/attractive promotions, products and services from competitors.  Competitor bundling of video services with 2-way high-speed Internet access and telephone services may also contribute more significantly to churn over time.  Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate.  However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.  There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically.  Furthermore, our average monthly subscriber churn rate fluctuates from period to period due to seasonality.  Typically, subscribers churn at a higher rate during the second and third quarters each year than during the first and fourth quarters.

Additionally, as the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

AT&T and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services.  During May 2007, AT&T management stated that AT&T intends to select a single satellite TV provider for its entire territory by the end of this year.  Our net new subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our EchoStar receiver systems to control access to authorized programming content.  Our signal encryption has been compromised by theft of service and could be further compromised in the future.  We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult.  During 2005, we completed the replacement of our smart cards.  While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service.  There can be no assurance that our security measures will be effective in reducing theft of our programming signals.  If we are required to replace existing smart cards and/or security chips, the cost could exceed $100 million.

Subscriber Acquisition and Retention Costs

Our subscriber acquisition and retention costs can vary significantly from period to period which can in turn cause significant variability to our “Net income (loss)” and free cash flow between periods.  Our “Subscriber acquisition costs,” SAC and “Subscriber-related expenses” may materially increase to the extent that we introduce more aggressive promotions in the future if we determine they are necessary to respond to competition, or for other reasons.

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

Several years ago, we began deploying satellite receivers capable of exploiting 8PSK modulation technology.  Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment.  As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites.  New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities.  We have also implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages and are converting all existing HD satellite receivers to the same technology.  This technology should result in further bandwidth efficiencies over time.  We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur.  Provided that EchoStar X continues to operate normally and other planned satellites are successfully deployed, this increased satellite capacity and our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

Obligations and Future Capital Requirements

Our obligations, including satellite-related obligations, purchase commitments and operating leases, did not change materially during the six months ended June 30, 2007.

We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and marketable investment securities balances and cash generated from operations.  Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers.  There can be no assurance we will be successful in executing our business plan.  The amount of capital required to fund our future working capital and capital expenditure needs will vary, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The amount of capital required will also depend on the levels of investment necessary to support possible strategic initiatives including our plans to expand our national and local HD offering.  Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time.  Our working capital and capital expenditure requirements could increase materially in the event of, among other factors, increased competition for subscription television customers, significant satellite failures, or general economic downturn.  These factors could require that we raise additional capital in the future.

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities.  We may make investments in or partner with others to expand our business into mobile and portable video, data and voice services.  Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or other long-term obligations.  Also, the plan to repurchase our Class A common stock extends through December 31, 2007, which could require that we raise additional capital.  The maximum dollar value of shares that may still be purchased under the plan is $626 million.  There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of June 30, 2007, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $2.572 billion.  Of that amount, a total of $2.249 billion was invested in:  (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2007 of 5.4%.  A hypothetical 10% decrease in interest rates would result in a decrease of approximately $12 million in annual interest income.  The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold.  However, the high quality of these investments (as assessed by independent rating agencies) reduces these risks.  The value of these investments can also be impacted by interest rate fluctuations.

At June 30, 2007, all of the $2.249 billion was invested in fixed or variable rate instruments or money market type accounts.  While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity.  Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio.  A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature.

Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes.  As of June 30, 2007, we held strategic and financial debt and equity investments of public companies with a fair value of $323 million.  We may make additional strategic and financial investments in debt and other equity securities in the future.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $32 million decrease in the fair value of that portfolio.

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

As of June 30, 2007, we had unrealized gains net of related tax effect of $44 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  During the six months ended June 30, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities.  In addition, during the six months ended June 30, 2007, we recognized in our Condensed Consolidated Statements of Operations realized and unrealized net gains on marketable investment securities of $10 million.  During the six months ended June 30, 2007, our strategic investments have experienced and continue to experience volatility.  If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Continued

We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  As of June 30, 2007, we had $226 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $116 million is accounted for under the cost method.  This total also includes the common share component of our strategic investment in a foreign public company, discussed below, which is accounted for under the equity method.  During the six months ended June 30, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable equity investment securities, other than discussed below.

We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  The debt is convertible into the issuer’s publicly traded common shares.  We account for the convertible debt at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statements of Operations.  We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model including the fair market value of the underlying common stock price as of that date.  As of June 30, 2007, the fair value of the convertible debt was $20 million based on the trading price of the issuer’s shares on that date.  Additionally, during the six months ended June 30, 2007, we recognized a pre-tax unrealized loss of $2 million for the change in the fair value of the convertible debt.  During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer.  Consequently, we account for the common share component of our investment under the equity method of accounting.  As a result of our change to equity method accounting, we evaluate the common share component of this investment on a quarterly basis to determine whether there has been a decline in the value that is other than temporary.  Because the shares are publicly traded, this quarterly evaluation considers the fair market value of the common shares in addition to the other factors described above for equity method investments.  During the six months ended June 30 2007, in accordance with our impairment policy, we recorded a $20 million charge to earnings for an “other than temporary” decline in the fair value of this investment and established a new cost basis for this security.  The “Cumulative translation adjustment” associated with this investment as of the date of the impairment will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets until the investment is sold or otherwise liquidated; at which time, it will be released into our Condensed Statement of Operations.

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

As of June 30, 2007, we had fixed-rate debt, mortgages and other notes payable of $5.560 billion on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $5.458 billion using quoted market prices for our publicly traded debt, which constitutes approximately 90% of our debt, and an analysis based on certain assumptions discussed below for our private debt.  In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $170 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of June 30, 2007, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $35 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Continued

In general, we do not use derivative financial instruments for hedging or speculative purposes, but we may do so in the future.

Item 4.	CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION – Continued

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

Distant Network Litigation

During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006.  Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.  We have turned off all of our distant network channels and are no longer in the distant network business.  Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.  The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the appeal or determine the extent of any potential liability or damages.

Enron Commercial Paper Investment

During October 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker.  That commercial paper was ultimately purchased by Enron.  During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper.  The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws.  We dispute these allegations.  We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations.  At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

PART II – OTHER INFORMATION – Continued

In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Trial is not currently scheduled.  We intend to vigorously prosecute this case.  In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Forgent

During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants.  The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent).  The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines.  Prior to trial, all of the other defendants settled with Forgent.  Forgent sought over $200 million in damages from EchoStar.  On May 21, 2007, the jury unanimously ruled in favor of EchoStar, finding the ‘746 patent invalid.  Forgent filed a motion for a new trial, which the District Court denied.

Global Communications

On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas.  The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent).  This patent, which involves satellite reception, was issued in September 2005.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Katz Communications

On June 21, 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We are vigorously defending against the suits and have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The Court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The Court agreed, and recently denied our motion for summary judgment as a result.  The final impact of the Court’s ruling cannot be fully assessed at this time.  Trial has been set for August 2008.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II – OTHER INFORMATION – Continued

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with their infringement action against us, DirecTV and Thomson.

We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘578 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On July 30, 2007, the Patent and Trademark Office (“PTO”) issued a “final office action” rejecting as invalid all of the hardware claims that Tivo asserted against us at trial and which the jury found we had infringed.  The PTO did not reject the two software claims that Tivo asserted against us at trial and which the jury found we had infringed.  Tivo can appeal the final office action.  We believe that we do not infringe any of the claims asserted against us.

PART II – OTHER INFORMATION – Continued

Trans Video

In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent).  The patents relate to various methods related to the transmission of digital data by satellite.  On May 14, 2007, we reached a settlement which did not have a material impact on our results of operations.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 1A.	RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for 2006 includes a detailed discussion of our risk factors.  During the six months ended June 30, 2007, there were no material changes in risk factors as previously disclosed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our Class A common stock from April 1, 2007 through June 30, 2007.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
	(In thousands, except share data)
April 1 - April 30, 2007	-	$-	-	$625,811
May 1 - May 31, 2007	-	$-	-	$625,811
June 1 - June 30, 2007	-	$-	-	$625,811
Total	-	$-	-	$625,811

(a)
During the period from April 1, 2007 through June 30, 2007, we did not repurchase any of our Class A common stock pursuant to our repurchase program.  The maximum dollar value of shares that may still be purchased under the plan through December 31, 2007 is $626 million.

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

PART II – OTHER INFORMATION – Continued

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of our shareholders held on May 8, 2007:

a.
The election of James DeFranco, Michael T. Dugan, Cantey Ergen, Charles W. Ergen, Steven R. Goodbarn, Gary S. Howard, David K. Moskowitz, Tom A. Ortolf, C. Michael Schroeder and Carl E. Vogel as directors to serve until the 2008 annual meeting of shareholders; and

b.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

All matters voted on at the annual meeting were approved.  The voting results were as follows:

	Votes
	For	Against/ Withheld	Abstain	Broker Non-Votes
Election as directors:
James DeFranco	2,528,405,463	38,528,904	-	-
Michael T Dugan	2,502,654,547	64,279,820	-	-
Cantey Ergen	2,515,602,921	51,331,446	-	-
Charles W Ergen	2,519,260,940	47,673,427	-	-
Steven R Goodbarn	2,562,585,718	4,348,649	-	-
Gary S Howard	2,562,582,345	4,352,022	-	-
David K Moskowitz	2,527,932,269	39,002,098	-	-
Tom A Ortolf	2,562,330,050	4,604,317	-	-
C Michael Schroeder	2,562,579,027	4,355,340	-	-
Carl E Vogel	2,527,932,636	39,001,731	-	-

Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007	2,565,896,279	991,672	46,415	-

Item 6.	EXHIBITS

(a)Exhibits.

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

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

Date:  August 9, 2007