Form 10-Q
period 2007-09-30
ECHOSTAR COMMUNICATIONS CORP
filed 2007-11-09
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, the registrant’s outstanding common stock consisted of 209,105,593 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; our competitors are increasingly offering video service bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network® subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase; we may have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

•	satellite programming signals are subject to theft; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue, and also resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; we may be denied access to sports programming; foreign programming is increasingly offered on other platforms; our inability to obtain or renew attractive programming could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on Federal Communications Commission (“FCC”) program access rules and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance;

•	absent reversal of the jury verdict in our Tivo patent infringement case, and if we are unable to successfully implement alternative technology, we will be required to pay substantial damages as well as materially modify or eliminate certain user-friendly digital video recorder features that we currently offer to consumers, and we could be forced to discontinue offering digital video recorders to our customers completely, any of which could have a significant adverse affect on our business;

•	if our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets; if either of our EchoStar VII or EchoStar VIII satellite experienced a significant failure, we could lose the ability to provide certain programming to the continental United States;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

i

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services. Certain of these resellers account for a significant percentage of our total new subscriber acquisitions. Loss of one or more of these relationships could have an adverse effect on our net new subscriber additions and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

•	we have entered into certain strategic transactions in Asia, and we may increase our strategic investment activity in these and other international markets. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices and increasing oil prices, may impact some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2006, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

ii

Item 1. FINANCIAL STATEMENTS
ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,605,841	$1,923,105
Marketable investment securities	1,195,927	1,109,465
Trade accounts receivable, net of allowance for uncollectible accounts of $14,867 and $15,006, respectively	700,499	665,149
Inventories, net	341,406	237,507
Current deferred tax assets	261,867	548,766
Other current assets	164,694	115,549

Total current assets	4,270,234	4,599,541
Restricted cash and marketable investment securities	167,623	172,941
Property and equipment, net of accumulated depreciation of $3,459,169 and $2,872,015, respectively	4,020,705	3,765,596
FCC authorizations	748,101	748,101
Intangible assets, net	167,073	197,863
Other noncurrent assets, net	372,227	284,654

Total assets	$9,745,963	$9,768,696

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$351,597	$283,471
Deferred revenue and other	840,288	819,899
Accrued programming	930,550	913,687
Other accrued expenses	554,209	535,953
Current portion of capital lease obligations, mortgages and other notes payable	47,896	38,464
5 3/4% Convertible Subordinated Notes due 2008 (Note 8)	—	1,000,000

Total current liabilities	2,724,540	3,591,474

Long-term obligations, net of current portion:
3% Convertible Subordinated Note due 2010	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion	560,809	403,857
Deferred tax liabilities	216,210	192,617
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	259,582	275,131

Total long-term obligations, net of current portion	6,561,601	6,396,605

Total liabilities	9,286,141	9,988,079

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 254,100,831 and 252,481,907 shares issued, 209,088,031 and 207,469,107 shares outstanding, respectively	2,541	2,525
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	1,993,793	1,927,897
Accumulated other comprehensive income (loss)	81,648	49,874
Accumulated earnings (deficit)	(259,491)	(841,010)
Treasury stock, at cost	(1,361,053)	(1,361,053)

Total stockholders’ equity (deficit)	459,822	(219,383)

Total liabilities and stockholders’ equity (deficit)	$9,745,963	$9,768,696

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenue:
Subscriber-related revenue	$2,699,018	$2,389,798	$7,927,311	$6,941,983
Equipment sales	90,643	74,803	244,258	274,274
Other	4,666	10,690	27,751	24,580

Total revenue	2,794,327	2,475,291	8,199,320	7,240,837

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 11)	1,384,632	1,223,951	4,067,518	3,521,591
Satellite and transmission expenses (exclusive of depreciation shown below — Note 11)	50,253	36,542	125,931	108,907
Cost of sales — equipment	65,350	58,809	185,114	212,062
Cost of sales — other	1,395	2,093	4,462	5,388
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 11)	25,553	34,634	89,082	113,772
Other subscriber promotion subsidies	314,550	342,864	931,514	895,055
Subscriber acquisition advertising	60,521	61,329	157,521	162,194

Total subscriber acquisition costs	400,624	438,827	1,178,117	1,171,021
General and administrative	151,409	135,366	451,611	408,631
Litigation expense (Note 10)	—	1,442	—	89,677
Depreciation and amortization (Note 11)	344,150	296,451	1,008,201	817,913

Total costs and expenses	2,397,813	2,193,481	7,020,954	6,335,190

Operating income (loss)	396,514	281,810	1,178,366	905,647

Other Income (Expense):
Interest income	37,074	33,884	98,917	87,354
Interest expense, net of amounts capitalized	(96,251)	(112,795)	(312,413)	(354,362)
Other	(6,124)	1,361	(24,099)	54,365

Total other income (expense)	(65,301)	(77,550)	(237,595)	(212,643)

Income (loss) before income taxes	331,213	204,260	940,771	693,004
Income tax (provision) benefit, net	(131,533)	(64,644)	(359,752)	(237,328)

Net income (loss)	$199,680	$139,616	$581,019	$455,676

Denominator for basic and diluted net income (loss) per share:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	447,496	444,899	447,001	444,478

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	456,543	446,396	456,048	452,782

Net income (loss) per share:
Basic net income (loss)	$0.45	$0.31	$1.30	$1.03

Diluted net income (loss)	$0.44	$0.31	$1.29	$1.02

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$581,019	$455,676
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,008,201	817,913
Equity in losses (earnings) of affiliates	3,165	4,450
Realized and unrealized losses (gains) on investments	16,309	(67,178)
Non-cash, stock-based compensation recognized	16,555	13,153
Deferred tax expense (benefit)	293,756	191,346
Other, net	5,320	4,695
Change in noncurrent assets	(5,253)	(10,263)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(15,549)	23,870
Changes in current assets and current liabilities, net	(6,868)	272,372

Net cash flows from operating activities	1,896,655	1,706,034

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,225,145)	(1,472,423)
Sales and maturities of marketable investment securities	2,201,887	934,254
Purchases of property and equipment	(1,070,033)	(988,595)
Change in restricted cash and marketable investment securities	2,269	(35,498)
FCC authorizations (Note 7)	(57,463)	—
Purchase of non-marketable investments included in noncurrent assets and other	(71,906)	(27,013)
Other	5,803	2,377

Net cash flows from investing activities	(1,214,588)	(1,586,898)

Cash Flows From Financing Activities:
Redemption of 9 1/8% Senior Notes due 2009	—	(441,964)
Redemption of 5 3/4% Convertible Subordinated Notes due 2008	(999,985)	—
Proceeds from issuance of 7 1/8% Senior Notes due 2016	—	1,500,000
Deferred debt issuance costs	—	(7,500)
Class A common stock repurchases	—	(11,677)
Repayment of capital lease obligations, mortgages and other notes payable	(31,835)	(31,051)
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	28,082	9,857
Tax benefits recognized on stock option exercises	4,407	2,817

Net cash flows from financing activities	(999,331)	1,020,482

Net increase (decrease) in cash and cash equivalents	(317,264)	1,139,618
Cash and cash equivalents, beginning of period	1,923,105	615,669

Cash and cash equivalents, end of period	$1,605,841	$1,755,287

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$273,877	$266,088

Capitalized interest	$11,965	$6,067

Cash received for interest	$73,146	$46,222

Cash paid for income taxes	$72,861	$29,788

Employee benefits paid in Class A common stock	$17,674	$22,098

Satellite and other vendor financing	$—	$15,000

Satellite financed under capital lease obligations (Note 8)	$198,219	$—

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
Spin-off of Technology and Certain Infrastructure Assets
On September 25, 2007, we announced that our Board of Directors had authorized management to pursue the possible spin-off of our technology business and certain of our infrastructure assets into a separate publicly-traded company. EchoStar Holding Corporation (“EHC”) was incorporated in Nevada on October 12, 2007 in order to effect the separation through a spin-off of 100% of the outstanding capital stock of EHC to ECC’s shareholders (“the spin-off”).
The spin-off assets would include, among other things, our digital set-top box business and certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities not considered core to our consumer business, DISH Network. In addition, as part of the spin-off ECC intends to contribute approximately $1.4 billion of cash and marketable and non-marketable investment securities to EHC. Final terms and timing of the spin-off have not yet been determined. The spin-off is also subject to certain conditions, including the receipt of required regulatory approvals. In addition EchoStar has no obligation to complete the spin-off and ECC’s board of directors may determine, at any time, in its sole discretion, that the spin-off is not in the best interests of ECC or its shareholders, or that market conditions are such that it is not advisable to separate EHC from EchoStar. On November 6, 2007, EHC filed a Registration Statement on Form 10 (File No. 001-33807) with the SEC to register shares of Class A common stock of EHC under Section 12(b) of the Securities Exchange Act of 1934, as amended. The Form 10 does not constitute part of this Quarterly Report on
Form 10-Q.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 10-K/A”).
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
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$199,680	$139,616	$581,019	$455,676
Foreign currency translation adjustments	3,652	924	6,268	4,358
Unrealized holding gains (losses) on available-for-sale securities	38,103	(7,709)	44,184	14,822
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(268)	(273)	(2,263)	(408)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(14,950)	2,646	(16,415)	(5,572)

Comprehensive income (loss)	$226,217	$135,204	$612,793	$468,876

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$199,680	$139,616	$581,019	$455,676
Interest on subordinated notes convertible into common shares, net of related tax effect	2,432	117	7,295	7,354

Numerator for diluted net income (loss) per common share	$202,112	$139,733	$588,314	$463,030

Denominator:
Denominator for basic net income (loss) per common share – weighted-average common shares outstanding	447,496	444,899	447,001	444,478
Dilutive impact of options outstanding	1,782	1,098	1,782	1,039
Dilutive impact of subordinated notes convertible into common shares	7,265	399	7,265	7,265

Denominator for diluted net income (loss) per share – weighted-average diluted common shares outstanding	456,543	446,396	456,048	452,782

Net income (loss) per share:
Basic net income (loss)	$0.45	$0.31	$1.30	$1.03

Diluted net income (loss)	$0.44	$0.31	$1.29	$1.02

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	—	23,100	—	23,100
3% Convertible Subordinated Note due 2010	6,866	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011	399	399	399	399
As of September 30, 2007 and 2006, there were options to purchase 1.4 million and 10.6 million shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	As of September 30,
	2007	2006
	(In thousands)
Performance based options	10,200	11,210
Restricted performance units	639	711

Total	10,839	11,921

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
In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of September 30, 2007, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
As a result of the implementation of FIN 48, we recognized a less than $1 million credit to “Accumulated earnings (deficit).” We have $55 million in unrecognized tax benefits that, if recognized, would affect the effective tax rate. We do not expect that the unrecognized tax benefit will change significantly within the next 12 months.
Accrued interest on tax positions are recorded as a component of interest expense and penalties in other income (expense). During the nine months ended September 30, 2007, we recorded approximately $3 million in interest and penalty expense to earnings. Accrued interest and penalties was $4 million at September 30, 2007.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
3. Stock-Based Compensation
Stock Incentive Plans
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of September 30, 2007, we had options to acquire 21.6 million shares of our Class A common stock and 739,078 restricted stock awards outstanding under these plans. In general, stock options granted through September 30, 2007 have included exercise prices not less than the market value of our Class A common stock at the date of grant and a maximum term of ten years. While historically our Board of Directors has issued options that vest at the rate of 20% per year, some option grants have immediately vested. As of September 30, 2007, we had 66.6 million shares of our Class A common stock available for future grant under our stock incentive plans.
Our stock option activity (including performance and non-performance based options) for the nine months ended September 30, 2007 was as follows:

	For the Nine Months
	Ended September 30, 2007
		Weighted-
		Average
	Options	Exercise Price
Options outstanding, beginning of period	22,741,833	$25.67
Granted	1,371,250	43.88
Exercised	(1,067,958)	24.30
Forfeited and cancelled	(1,406,150)	19.52

Options outstanding, end of period	21,638,975	27.35

Exercisable at end of period	6,789,725	33.58

We realized $9 million and $3 million of tax benefits from share options exercised during the nine months ended September 30, 2007 and 2006, respectively. Based on the average market value of our Class A common stock for the nine months ended September 30, 2007, the aggregate intrinsic value for the options outstanding was $477 million. Of that amount, options with an aggregate intrinsic value of $116 million were exercisable at the end of the period.
As of September 30, 2007, the grant date fair value of restricted stock awards (performance and non-performance based) outstanding was as follows:

	For the Nine Months
	Ended September 30, 2007
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards *	Fair Value
Restricted stock awards outstanding, beginning of period	855,298	$30.88
Granted	39,580	43.43
Exercised	(30,000)	31.16
Forfeited and cancelled	(125,800)	30.60

Restricted stock awards outstanding, end of period	739,078	31.58

*	As of September 30, 2007, the restricted stock awards included 639,078 restricted performance units outstanding pursuant to our 2005 long-term, performance-based stock incentive plan (the “2005 LTIP”). Vesting of these restricted performance units is contingent upon meeting a long-term goal which management has determined is not probable as of September 30, 2007.

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
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the corresponding goal is probable. Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while we did not believe achievement of either of the goals was probable as of September 30, 2007, that assessment could change with respect to either goal at any time. In accordance with Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”), if all of the awards under each plan were vested and each goal had been met, we would have recorded total non-cash, stock-based compensation expense of $41 million and $91 million under the 1999 LTIP and the 2005 LTIP, respectively. If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. As of September 30, 2007, if we had determined each goal was probable, we would have expensed $38 million for the 1999 LTIP and $18 million for the 2005 LTIP.
Of the 21.6 million options outstanding under our stock incentive plans as of September 30, 2007, options to purchase 5.3 million shares and 4.9 million shares were outstanding pursuant to the 1999 LTIP and the 2005 LTIP, respectively. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $10.60 under our 1999 LTIP and $30.44 under our 2005 LTIP. The fair value of options granted during the nine months ended September 30, 2007 pursuant to the 2005 LTIP, estimated at the date of the grant using a Black-Scholes option pricing model, was $20.16 per option share. Further, pursuant to the 2005 LTIP, there were also 639,078 outstanding restricted performance units as of September 30, 2007 with a weighted-average grant date fair value of $31.62.
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effect, is shown in the following table for the three and nine months September 30, 2007 and 2006, and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Subscriber-related expenses	$155	$162	$458	$417
Satellite and transmission expenses	89	94	306	243
General and administrative	3,027	3,098	9,460	7,529

Total non-cash, stock based compensation	$3,271	$3,354	$10,224	$8,189

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
As of September 30, 2007, our total unrecognized compensation cost related to our non-performance based unvested stock options was $53 million. This cost is based on an assumed future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each option grant for the three and nine months ended September 30, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.21 - 4.49%	4.49 - 4.86%	4.51 - 4.77%	4.70 - 4.79%
Volatility factor	18.63 - 23.95%	25.02 - 25.20%	20.17 - 22.29%	24.97 - 25.03%
Expected term of options in years	6.0 - 10.0	6.1 - 10.0	5.9 - 10.0	6.2 - 10.0
Weighted-average fair value of options granted	$13.70-$21.41	$11.60-$14.49	$13.56-$20.14	$11.25-$15.36
We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods. We will continue to evaluate the assumptions used to derive the estimated fair value of options for our stock as new events or changes in circumstances become known.
4. Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Finished goods — DBS	$170,367	$132,604
Raw materials	115,328	50,039
Work-in-process — service repair and refurbishment	62,138	51,870
Work-in-process — new	12,678	14,203
Consignment	2,084	1,669
Inventory allowance	(21,189)	(12,878)

Inventories, net	$341,406	$237,507

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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
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
As of September 30, 2007 and December 31, 2006, we had unrealized gains net of related tax effect of $67 million and $42 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the nine months ended September 30, 2007 and 2006, we recognized in our Condensed Consolidated Statements of Operations realized and unrealized net gains on marketable investment securities of $10 million and $24 million, respectively.
The fair value of our strategic marketable investment securities aggregated $511 million and $321 million as of September 30, 2007 and December 31, 2006, respectively. These investments are highly speculative and are concentrated in a small number of companies. During the nine months ended September 30, 2007, our strategic investments experienced volatility, which is likely to continue. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
Other Investment Securities
We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of September 30, 2007 and December 31, 2006, we had $255 million and $189 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $122 million and $98 million is accounted for under the cost method, respectively. This total also includes the common share component of our strategic investment in a foreign public company, discussed below, which is accounted for under the equity method. During the nine months ended September 30, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable equity investment securities, other than discussed below.
We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The debt is convertible into the issuer’s publicly traded common shares. We account for the convertible debt at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statements of Operations. We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model including the fair market value of the underlying common stock price as of that date. As of September 30, 2007 and December 31, 2006, the fair value of the convertible debt was $16 million and $23 million, respectively, based on the trading price of the issuer’s shares on that date. Additionally, during the nine months

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
ended September 30, 2007 and 2006, we recognized a pre-tax unrealized loss of $6 million and $14 million for the change in the fair value of the convertible debt, respectively. During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of our investment under the equity method of accounting. As a result of our change to equity method accounting, we evaluate the common share component of this investment on a quarterly basis to determine whether there has been a decline in the value that is other than temporary. Because the shares are publicly traded, this quarterly evaluation considers the fair market value of the common shares in addition to the other factors described above for equity method investments. During the nine months ended September 30 2007, in accordance with our impairment policy, we recorded a $20 million charge to earnings for an “other than temporary” decline in the fair value of this investment and established a new cost basis for this security. The “Cumulative translation adjustment” associated with this investment as of the date of the impairment will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets until the investment is sold or otherwise liquidated; at which time, it will be released into our Condensed Statement of Operations.
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
Restricted Cash and Marketable Investment Securities
As of September 30, 2007 and December 31, 2006, restricted cash and marketable investment securities included amounts set aside for our letters of credit and $101 million in escrow related to our litigation with Tivo. As of December 31, 2006, restricted cash and marketable investment securities also included amounts set aside as collateral for investments in marketable securities.
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
EchoStar V
EchoStar V was launched during September 1999 and currently operates at the 129 degree orbital location. The satellite was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. These issues have not impacted commercial operation of the satellite. However, as a result of these anomalies and the relocation of the satellite, during 2005 we reduced the remaining estimated useful life of this satellite. Prior to 2007, EchoStar V also experienced anomalies resulting in the loss of seven solar array strings. In June 2007, the satellite lost an additional solar array string. The solar array anomalies have not impacted commercial operation of the satellite to date. Since the remaining estimated useful life of EchoStar V was previously reduced, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), have not reduced the remaining life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar IX
EchoStar IX was launched during August 2003 and currently operates at the 121 degree orbital location. The satellite was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services. The satellite also includes a C-band payload which is owned by a third party. During 2006, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite. During September 2007, the satellite experienced anomalies resulting in the loss of three solar array strings. An investigation of the anomalies is continuing. The anomalies have not impacted commercial operation of the satellite to date. The design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 288 solar array strings, only approximately 276 of which are required to assure full power availability for the design life of the satellite. However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar XII
EchoStar XII was launched during July 2003 and currently operates at the 61.5 degree orbital location. The satellite was designed to operate 13 transponders at 270 watts per channel, in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt traveling wave tube amplifiers. We currently operate the satellite in CONUS mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. To date eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. The cause of the failures is still being investigated. The design life of the satellite has not been affected. However, these temporary and permanent failures have resulted in a reduction in power to the satellite which will preclude us from using the full

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
complement of transponders on EchoStar XII for the 12-year design life of the satellite. The exact extent of this impact has not yet been determined. There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
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
7. FCC Authorizations and Intangible Assets
During the nine months ended September 30, 2007, we participated in an FCC Auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses totaling $57 million. As of September 30, 2007, this amount was recorded as a deposit in “Other current assets” on our Condensed Consolidated Balance Sheets. This amount will be reclassified to “FCC authorizations” upon formal transfer of the licenses, which is subject to regulatory approval.
As of September 30, 2007 and December 31, 2006, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2007		December 31, 2006
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$188,345	$(56,597)	$189,426	$(45,924)
Customer relationships	73,298	(63,886)	73,298	(50,142)
Technology-based	33,500	(7,587)	33,500	(5,655)

Total	$295,143	$(128,070)	$296,224	$(101,721)

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years, was $9 million for each of the three months ended September 30, 2007 and 2006. Amortization was $27 million and $28 million for the nine months ended September 30, 2007 and 2006, respectively.
Estimated future amortization of our identifiable intangible assets as of September 30, 2007 is as follows (in thousands):

For the Years Ending December 31,
2007 (remaining three months)	$9,101
2008	22,912
2009	18,081
2010	18,081
2011	18,081
2012	18,079
Thereafter	62,738

Total	$167,073

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
As of September 30, 2007 and December 31, 2006, we had $775 million and $552 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $157 million and $108 million, respectively. In our Condensed Consolidated Statements of Operations, we recognized $49 million and $41 million in depreciation expense on satellites acquired under capital lease agreements during the nine months ended September 30, 2007 and 2006, respectively.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of September 30, 2007 are as follows (in thousands):

For the Years Ending December 31,
2007 (remaining three months)	$33,588
2008	134,351
2009	134,351
2010	134,351
2011	134,351
Thereafter	750,375

Total minimum lease payments	1,321,367
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(486,444)

Net minimum lease payments	834,923
Less: Amount representing interest	(260,464)

Present value of net minimum lease payments	574,459
Less: Current portion	(45,270)

Long-term portion of capital lease obligations	$529,189

9. Stockholders’ Equity (Deficit)
Common Stock Repurchases
During 2004, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock. Prior to 2007, we purchased a total of 13.6 million shares for $374 million under this plan. During November 2007, our Board of Directors authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to an aggregate of $1.0 billion of our outstanding shares through and including December 31, 2008. We did not repurchase any of our Class A common stock pursuant to our repurchase program discussed above during the period from January 1, 2007 through September 30, 2007.
10. Commitments and Contingencies
Contingencies
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges we infringe United States Patent Nos. 5,132,992 (the ‘992 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. In April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863 and ‘720 patents, and issued a ruling during December 2006. We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
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
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Forgent
During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent). The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines. Prior to trial, all of the other defendants settled with Forgent. Forgent sought over $200 million in damages from EchoStar. On May 21, 2007, the jury unanimously ruled in favor of EchoStar, finding the ‘746 patent invalid. Forgent filed a motion for a new trial, which the District Court denied. Forgent did not appeal, so the District Court’s finding of invalidity is now final.
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. Based on the PTO’s decision, we have asked the District Court to stay the litigation until the reexamination proceeding is concluded. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and recently denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. Trial has been set for August 2008. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we will owe substantial additional damages and/or license fees and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
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

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Equipment leased to customers	$230,221	$185,959	$652,222	$503,507
Satellites	64,347	59,421	184,580	174,573
Furniture, fixtures, equipment and other	38,021	40,034	136,740	107,572
Identifiable intangible assets subject to amortization	9,101	9,172	27,340	27,515
Buildings and improvements	2,460	1,865	7,319	4,746

Total depreciation and amortization	$344,150	$296,451	$1,008,201	$817,913

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenue:
DISH Network	$2,716,006	$2,417,738	$8,001,394	$7,005,944
ETC	49,136	33,903	118,721	164,928
All other	33,619	29,718	98,079	86,025
Eliminations	(4,434)	(6,068)	(18,874)	(16,060)

Total revenue	$2,794,327	$2,475,291	$8,199,320	$7,240,837

Net income (loss):
DISH Network	$190,880	$128,322	$577,290	$424,905
ETC	3,434	(7,054)	(5,806)	2,494
All other	5,366	18,348	9,535	28,277

Total net income (loss)	$199,680	$139,616	$581,019	$455,676

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
13. Related Party
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming. Although we are not required to consolidate NagraStar, we do have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting. During the three months ended September 30, 2007 and 2006, we purchased $15 million and $7 million of security access devices from NagraStar and during the nine months ended September 30, 2007 and 2006, we purchased $47 million and $41 million, respectively. As of September 30, 2007 and December 31, 2006, amounts payable to NagraStar totaled $6 million and $3 million, respectively. Additionally, as of September 30, 2007, we were committed to purchase $23 million of security access devices from NagraStar during 2007.
14. Subsequent Events
On October 19, 2007, we acquired Sling Media, Inc. for cash and options to purchase EchoStar Class A common stock. The transaction valued Sling Media at approximately $380 million.

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
Effective the third quarter of 2007, we reclassified certain revenue from programmers from “Other” sales to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
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
Effective the third quarter of 2007, we reclassified certain revenue from programmers from “Other” sales to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
RESULTS OF OPERATIONS
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006.

	For the Three Months
	Ended September 30,		Variance
	2007	2006	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$2,699,018	$2,389,798	$309,220	12.9
Equipment sales	90,643	74,803	15,840	21.2
Other	4,666	10,690	(6,024)	(56.4)

Total revenue	2,794,327	2,475,291	319,036	12.9

Costs and Expenses:
Subscriber-related expenses	1,384,632	1,223,951	160,681	13.1
% of Subscriber-related revenue	51.3%	51.2%
Satellite and transmission expenses	50,253	36,542	13,711	37.5
% of Subscriber-related revenue	1.9%	1.5%
Cost of sales - equipment	65,350	58,809	6,541	11.1
% of Equipment sales	72.1%	78.6%
Cost of sales - other	1,395	2,093	(698)	(33.3)
Subscriber acquisition costs	400,624	438,827	(38,203)	(8.7)
General and administrative	151,409	135,366	16,043	11.9
% of Total revenue	5.4%	5.5%
Litigation expense	—	1,442	(1,442)	(100.0)
Depreciation and amortization	344,150	296,451	47,699	16.1

Total costs and expenses	2,397,813	2,193,481	204,332	9.3

Operating income (loss)	396,514	281,810	114,704	40.7

Other Income (Expense):
Interest income	37,074	33,884	3,190	9.4
Interest expense, net of amounts capitalized	(96,251)	(112,795)	16,544	14.7
Other	(6,124)	1,361	(7,485)	NM

Total other income (expense)	(65,301)	(77,550)	12,249	15.8

Income (loss) before income taxes	331,213	204,260	126,953	62.2
Income tax (provision) benefit, net	(131,533)	(64,644)	(66,889)	NM
Effective tax rate	39.7%	31.6%

Net income (loss)	$199,680	$139,616	$60,064	43.0

Other Data:
DISH Network subscribers, as of period end (in millions)	13.695	12.755	0.940	7.4
DISH Network subscriber additions, gross (in millions)	0.904	0.958	(0.054)	(5.6)
DISH Network subscriber additions, net (in millions)	0.110	0.295	(0.185)	(62.7)
Average monthly subscriber churn rate	1.94%	1.76%	0.18%	10.2
Average monthly revenue per subscriber (“ARPU”)	$66.01	$63.28	$2.73	4.3
Average subscriber acquisition cost per subscriber (“SAC”)	$646	$688	$(42)	(6.1)
EBITDA	$734,540	$579,622	$154,918	26.7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
DISH Network subscribers. As of September 30, 2007, we had approximately 13.695 million DISH Network subscribers compared to approximately 12.755 million subscribers at September 30, 2006, an increase of 7.4%. DISH Network added approximately 904,000 gross new subscribers for the three months ended September 30, 2007, compared to approximately 958,000 gross new subscribers during the same period in 2006, a decrease of 54,000 gross new subscribers. We believe our gross new subscribers additions have been and are likely to continue to be negatively impacted by increased competition, including the relative attractiveness of promotions; adverse economic conditions, including, among other things, the deteriorating housing market and increased mortgage defaults due to subprime lending practices and weakness in the economy; and operational inefficiencies.
DISH Network added approximately 110,000 net new subscribers for the three months ended September 30, 2007, compared to approximately 295,000 net new subscribers during the same period in 2006, a decrease of 62.7%. This decrease primarily resulted from an increase in our subscriber churn rate, churn on a larger subscriber base, and the decrease in gross new subscribers discussed above. Our percentage monthly subscriber churn for the three months ended September 30, 2007 was 1.94%, compared to 1.76% for the same period in 2006. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, increased competition, an increase in non-pay disconnects primarily resulting from the adverse economic conditions described above, decreased customer satisfaction with our products and services resulting from operational inefficiencies, continuing effects of customer commitment expirations, and increases in the theft of our signal or our competitors’ signals.
We cannot assure you that we will be able to lower our subscriber churn rates, or that our subscriber churn rates will not increase. We believe we can reduce churn by improving customer service and other areas of our operations. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.
Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages and more compelling consumer electronic products and services, including DVRs, video on demand services, receivers with multiple tuners, HD programming, and HD and standard definition local channels. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
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
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.699 billion for the three months ended September 30, 2007, an increase of $309 million or 12.9% compared to the same period in 2006. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $66.01 during the three months ended September 30, 2007 versus $63.28 during the same period in 2006. The $2.73 or 4.3% increase in ARPU is primarily attributable to higher equipment rental and other hardware related fees mainly resulting from increased penetration of our equipment leasing programs, increased penetration of HD programming, price increases in February 2007 on some of our most popular programming packages, equipment upgrade fees, fees for DVRs, advertising sales and revenue from increased availability of standard definition and HD local channels by satellite.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Equipment sales. For the three months ended September 30, 2007, “Equipment sales” totaled $91 million, an increase of $16 million or 21.2% compared to the same period during 2006. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to international customers, partially offset by a decrease in domestic sales of DBS accessories.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.385 billion during the three months ended September 30, 2007, an increase of $161 million or 13.1% compared to the same period in 2006. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers. “Subscriber-related expenses” represented 51.3% and 51.2% of “Subscriber-related revenue” during the three months ended September 30, 2007 and 2006, respectively. The increase in this expense to revenue ratio primarily resulted from increased programming costs, higher in-home service costs and higher bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill. These increases were partially offset by a decline in costs associated with our call center operations and in costs associated with our previous co-branding arrangement with AT&T.
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
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $50 million during the three months ended September 30, 2007, a $14 million or 37.5% increase compared to the same period in 2006. This increase primarily resulted from an increase in certain operational costs associated with our capital lease of Anik F3. “Satellite and transmission expenses” totaled 1.9% and 1.5% of “Subscriber-related revenue” during the three months ended September 30, 2007 and 2006, respectively. These expenses will increase in the future to the extent we increase the size of our satellite fleet, obtain in-orbit satellite insurance, grow our digital broadcast centers and launch additional HD local markets and other programming services.
Cost of sales — equipment. “Cost of sales — equipment” totaled $65 million during the three months ended September 30, 2007, an increase of $7 million or 11.1% compared to the same period in 2006. This increase primarily resulted from an increase in the sale of non-DISH Network digital receivers and related components to international customers and an increase in charges for defective, slow moving and obsolete inventory. These increases were partially offset by a decrease in domestic sales of DBS accessories. “Cost of sales — equipment” represented 72.1% and 78.6% of “Equipment sales,” during the three months ended September 30, 2007 and 2006, respectively. The decrease in the expense to revenue ratio principally related to improved margins on sales of non-DISH Network digital receivers and related components to international customers, partially offset by higher 2007 charges for defective, slow moving and obsolete inventory.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $401 million for the three months ended September 30, 2007, a decrease of $38 million or 8.7% compared to the same period in 2006. The decrease in “Subscriber acquisition costs” was attributable to a decrease in gross new subscribers, a decrease in SAC discussed below and a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.
SAC. SAC was $646 during the three months ended September 30, 2007 compared to $688 during the same period in 2006, a decrease of $42, or 6.1%. This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers, discussed below, lower average equipment costs and a decrease in retailer commissions. These decreases were partially offset by an increase in acquisition advertising costs.
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
The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the three months ended September 30, 2007 compared to the same period in 2006. During the three months ended September 30, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled $184 million and $220 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, a reduction in accessory costs, lower hardware costs per receiver and fewer receivers per installation as the number of dual tuner receivers we install continues to increase. Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended September 30, 2007 and 2006, these amounts totaled $27 million and $29 million, respectively.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. See further discussion under “Liquidity and Capital Resources — Subscriber Retention and Acquisition Costs.”
General and administrative expenses. “General and administrative expenses” totaled $151 million during the three months ended September 30, 2007, an increase of $16 million or 11.9% compared to the same period in 2006. This increase was primarily attributable to an increase in administrative costs to support the growth of the DISH Network and outside professional fees. “General and administrative expenses” represented 5.4% and 5.5% of “Total revenue” during the three months ended September 30, 2007 and 2006, respectively. The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth.
Depreciation and amortization. “Depreciation and amortization” expense totaled $344 million during the three months ended September 30, 2007, a $48 million or 16.1% increase compared to the same period in 2006. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.
Interest expense, net of amounts capitalized. “Interest expense” totaled $96 million during the three months ended September 30, 2007, a decrease of $17 million or 14.7% compared to the same period in 2006. This decrease primarily resulted from a net decrease in interest expense related to redemptions and issuances of debt during 2006 and 2007.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $735 million during the three months ended September 30, 2007, an increase of $155 million or 26.7% compared to the same period in 2006. The following table reconciles EBITDA to the accompanying financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

	For the Three Months
	Ended September 30,
	2007	2006
	(In thousands)
EBITDA	$734,540	$579,622
Less:
Interest expense, net	59,177	78,911
Income tax provision, net	131,533	64,644
Depreciation and amortization	344,150	296,451

Net income (loss)	$199,680	$139,616

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
Income tax (provision) benefit, net. Our income tax provision was $132 million during the three months ended September 30, 2007, an increase of $67 million compared to the same period in 2006. The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate due to changes in state apportionment percentages. During the three months ended September 30, 2006, our effective tax rate was favorably impacted by the utilization of state net operating loss carryforwards.
Net income (loss). Net income was $200 million during the three months ended September 30, 2007, an increase of $60 million compared to $140 million for the same period in 2006. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

	For the Nine Months
	Ended September 30,		Variance
	2007	2006	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$7,927,311	$6,941,983	$985,328	14.2
Equipment sales	244,258	274,274	(30,016)	(10.9)
Other	27,751	24,580	3,171	12.9

Total revenue	8,199,320	7,240,837	958,483	13.2

Costs and Expenses:
Subscriber-related expenses	4,067,518	3,521,591	545,927	15.5
% of Subscriber-related revenue	51.3%	50.7%
Satellite and transmission expenses	125,931	108,907	17,024	15.6
% of Subscriber-related revenue	1.6%	1.6%
Cost of sales — equipment	185,114	212,062	(26,948)	(12.7)
% of Equipment sales	75.8%	77.3%
Cost of sales — other	4,462	5,388	(926)	(17.2)
Subscriber acquisition costs	1,178,117	1,171,021	7,096	0.6
General and administrative	451,611	408,631	42,980	10.5
% of Total revenue	5.5%	5.6%
Litigation expense	—	89,677	(89,677)	(100.0)
Depreciation and amortization	1,008,201	817,913	190,288	23.3

Total costs and expenses	7,020,954	6,335,190	685,764	10.8

Operating income (loss)	1,178,366	905,647	272,719	30.1

Other Income (Expense):
Interest income	98,917	87,354	11,563	13.2
Interest expense, net of amounts capitalized	(312,413)	(354,362)	41,949	11.8
Other	(24,099)	54,365	(78,464)	NM

Total other income (expense)	(237,595)	(212,643)	(24,952)	(11.7)

Income (loss) before income taxes	940,771	693,004	247,767	35.8
Income tax (provision) benefit, net	(359,752)	(237,328)	(122,424)	(51.6)
Effective tax rate	38.2%	34.2%

Net income (loss)	$581,019	$455,676	$125,343	27.5

Other Data:
DISH Network subscribers, as of period end (in millions)	13.695	12.755	0.940	7.4
DISH Network subscriber additions, gross (in millions)	2.644	2.576	0.068	2.6
DISH Network subscriber additions, net (in millions)	0.590	0.715	(0.125)	(17.5)
Average monthly subscriber churn rate	1.70%	1.68%	0.02%	1.2
Average monthly revenue per subscriber (“ARPU”)	$65.42	$62.39	$3.03	4.9
Average subscriber acquisition cost per subscriber (“SAC”)	$652	$689	$(37)	(5.4)
EBITDA	$2,162,468	$1,777,925	$384,543	21.6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $7.927 billion for the nine months ended September 30, 2007, an increase of $985 million or 14.2% compared to the same period in 2006. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $65.42 during the nine months ended September 30, 2007 versus $62.39 during the same period in 2006. The $3.03 or 4.9% increase in ARPU is primarily attributable to higher equipment rental and other hardware related fees resulting from increased penetration of our equipment leasing programs, price increases in February 2007 and 2006 on some of our most popular programming packages, increased penetration of HD programming, fees for DVRs, and revenue from increased availability of standard definition and HD local channels by satellite.
Equipment sales. For the nine months ended September 30, 2007, “Equipment sales” totaled $244 million, a decrease of $30 million or 10.9% compared to the same period during 2006. This decrease principally resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers and in domestic sales of DBS accessories.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.068 billion during the nine months ended September 30, 2007, an increase of $546 million or 15.5% compared to the same period in 2006. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers. “Subscriber-related expenses” represented 51.3% and 50.7% of “Subscriber-related revenue” during the nine months ended September 30, 2007 and 2006, respectively. The increase in this expense to revenue ratio primarily resulted from increases in: (i) programming costs, (ii) in-home service, refurbishment and repair costs for EchoStar receiver systems associated with increased penetration of our equipment lease programs, and (iii) bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill. These increases were partially offset by a decline in costs associated with our call center operations and in costs associated with our previous co-branding arrangement with AT&T.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $126 million during the nine months ended September 30, 2007, a $17 million or 15.6% increase compared to the same period in 2006. This increase primarily resulted from certain higher operational costs associated with our capital lease of Anik F3. “Satellite and transmission expenses” totaled 1.6% of “Subscriber-related revenue” during each of the nine months ended September 30, 2007 and 2006.
Cost of sales — equipment. “Cost of sales — equipment” totaled $185 million during the nine months ended September 30, 2007, a decrease of $27 million or 12.7% compared to the same period in 2006. This decrease primarily resulted from a decline in the sale of non-DISH Network digital receivers and related components to international customers and in charges for defective, slow moving and obsolete inventory. “Cost of sales — equipment” represented 75.8% and 77.3% of “Equipment sales,” during the nine months ended September 30, 2007 and 2006, respectively. The decrease in the expense to revenue ratio principally related to an increase in margins on sales of non-DISH Network digital receivers and related components sold to international customers and lower 2007 charges for defective, slow moving and obsolete inventory.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.178 billion for the nine months ended September 30, 2007, an increase of $7 million or 0.6% compared to the same period in 2006. The increase in “Subscriber acquisition costs” was attributable to an increase in gross new subscribers, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers and a decrease in SAC discussed below.
SAC. SAC was approximately $652 during the nine months ended September 30, 2007 compared to $689 during the same period in 2006, a decrease of $37, or 5.4%. This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers and lower average equipment costs and acquisition advertising.
During the nine months ended September 30, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $545 million and $605 million, respectively. This decrease in

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
Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the nine months ended September 30, 2007 and 2006, these amounts totaled approximately $63 million and $85 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $452 million during the nine months ended September 30, 2007, an increase of $43 million or 10.5% compared to the same period in 2006. This increase was primarily attributable to an increase in administrative costs to support the growth of the DISH Network and outside professional fees. These increases were partially offset by lower accruals for legal settlements in 2007 compared to 2006. “General and administrative expenses” represented 5.5% and 5.6% of “Total revenue” during the nine months ended September 30, 2007 and 2006, respectively. The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth.
Litigation expense. We recorded $90 million of “Litigation expense” during the nine months ended September 30, 2006 as a result of the jury verdict in the Tivo lawsuit. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.
Depreciation and amortization. “Depreciation and amortization” expense totaled $1.008 billion during the nine months ended September 30, 2007, an increase of $190 million or 23.3% compared to the same period in 2006. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs, the write-off of costs associated with discontinued software development projects, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.
Interest expense, net of amounts capitalized. “Interest expense” totaled $312 million during the nine months ended September 30, 2007, a decrease of $42 million or 11.8% compared to the same period in 2006. This decrease primarily resulted from a net decrease in interest expense related to redemptions and issuances of debt during 2006 and 2007.
Other. “Other” expense totaled $24 million during the nine months ended September 30, 2007, a decrease of $78 million compared to “Other” income of $54 million during the same period in 2006. The decrease in “Other” primarily resulted from a $20 million charge to earnings for other than temporary declines in fair value of our common stock investment in a foreign public company and a decrease in net unrealized and realized gains during 2007 compared to 2006.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.162 billion during the nine months ended September 30, 2007, an increase of $385 million or 21.6% compared to the same period in 2006. The following table reconciles EBITDA to the accompanying financial statements:

	For the Nine Months
	Ended September 30,
	2007	2006
	(In thousands)
EBITDA	$2,162,468	$1,777,925
Less:
Interest expense, net	213,496	267,008
Income tax provision, net	359,752	237,328
Depreciation and amortization	1,008,201	817,913

Net income (loss)	$581,019	$455,676

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
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
Income tax (provision) benefit, net. Our income tax provision was $360 million during the nine months ended September 30, 2007, an increase of $122 million or 51.6% compared to during the same period in 2006. The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate due to changes in state apportionment percentages. During the nine months ended September 30, 2006, our effective tax rate was favorably impacted by the utilization of state net operating loss carryforwards.
Net income (loss). Net income was $581 million during the nine months ended September 30, 2007, an increase of $125 million compared to $456 million for the same period in 2006. The increase was primarily attributable to the changes in revenue and expenses discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of September 30, 2007 totaled $2.969 billion, including $168 million of restricted cash and marketable investment securities, compared to $3.206 billion, including $173 million of restricted cash and marketable investment securities as of December 31, 2006. The $237 million decrease in restricted and unrestricted cash, cash equivalents and marketable investment securities was primarily related to the redemption of our 5 3/4% Convertible Subordinated Notes due 2008, partially offset by the free cash flow generated during the period discussed below.
The following discussion highlights our free cash flow and cash flow activities during the nine months ended September 30, 2007 compared to the same period in 2006.
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
During the nine months ended September 30, 2007 and 2006, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2007	2006
	(In thousands)
Free cash flow	$826,622	$717,439
Add back:
Purchases of property and equipment	1,070,033	988,595

Net cash flows from operating activities	$1,896,655	$1,706,034

The $109 million increase in free cash flow during the nine months ended September 30, 2007 compared to the same period in 2006 resulted from an increase in “Net cash flows from operating activities” of $191 million, or 11.2%, partially offset by an increase in “Purchases of property and equipment” of $81 million, or 8.2%. The increase in “Purchases of property and equipment” during the nine months ended September 30, 2007 compared to the same period in 2006 was primarily attributable to an increase in expenditures for satellite construction and for equipment under our existing subscriber lease program, partially offset by a decline in spending for equipment under our new subscriber lease program and in overall corporate capital expenditures. The increase in “Net cash flows from operating activities” was primarily attributable to a $502 million increase in net income, adjusted to exclude non-cash changes in: (i) “Depreciation and amortization” expense, (ii) “Deferred tax expense (benefit),” and (iii) “Realized and unrealized losses (gains) on investments,” partially offset by a $314 million decrease in cash resulting from changes in operating assets and liabilities.
Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.
Subscriber Turnover
Our percentage monthly subscriber churn for the nine months ended September 30, 2007 was 1.70%, compared to 1.68% for the same period in 2006. However, our percentage monthly subscriber churn for the three months ended September 30, 2007 was 1.94% compared to 1.76% for the same period in 2006. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, increased competition, an increase in non-pay disconnects primarily resulting from the adverse economic conditions described above, decreased customer satisfaction with our products and services resulting from operational inefficiencies, continuing effects of customer commitment expirations, and increases in the theft of our signal or our competitors’ signals.
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
We cannot assure you that we will be able to lower our subscriber churn rates, or that our subscriber churn rates will not increase. We believe we can reduce churn by improving customer service and other areas of our operations. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow. Additionally, as the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

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
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our EchoStar receiver systems to control access to authorized programming content. However, our signal encryption has been compromised by theft of service, and even though we continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult, theft of our signal is increasing. We cannot assure you that we will be successful in reducing or controlling theft of our service.
During 2005, we replaced our smart cards in order to reduce theft of our service. However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service. Nevertheless, these security measures are short-term fixes and are susceptible to future piracy. Therefore, we may soon determine that we will be required to develop and implement a plan to replace our existing smart cards and/or security chips to re-secure our signals for a longer term. The cost of replacing all of our existing smartcards could exceed $100 million.
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
Obligations and Future Capital Requirements
Our obligations, including satellite-related obligations, purchase commitments and operating leases, did not change materially during the nine months ended September 30, 2007.
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
From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. We may make investments in or partner with others to expand our business into mobile and portable video, data and voice services. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or other long-term obligations. Also, the plan to repurchase our Class A common stock extends through December 31, 2008, which could require that we raise additional capital. The maximum dollar value of shares that may still be purchased under the plan is $1.0 billion. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Spin-off of Technology and Certain Infrastructure Assets
On September 25, 2007, we announced that our Board of Directors had authorized management to pursue the possible spin-off of our technology business and certain of our infrastructure assets into a separate publicly-traded company. EchoStar Holding Corporation (“EHC”) was incorporated in Nevada on October 12, 2007 in order to effect the separation through a spin-off of 100% of the outstanding capital stock of EHC to ECC’s shareholders (“the spin-off”).
The spin-off assets would include, among other things, our digital set-top box business and certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities not considered core to our consumer business, DISH Network. In addition, as part of the spin-off ECC intends to contribute approximately $1.4 billion of cash and marketable and non-marketable investment securities to EHC. Final terms and timing of the spin-off have not yet been determined. The spin-off is also subject to certain conditions, including the receipt of required regulatory approvals. In addition EchoStar has no obligation to complete the spin-off and ECC’s board of directors may determine, at any time, in its sole discretion, that the spin-off is not in the best interests of ECC or its shareholders, or that market conditions are such that it is not advisable to separate EHC from EchoStar. On November 6, 2007, EHC filed a Registration Statement on Form 10 (File No. 001-33807) with the SEC to register shares of Class A common stock of EHC under Section 12(b) of the Securities Exchange Act of 1934, as amended. The Form 10 does not constitute part of this Quarterly Report on
Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of September 30, 2007, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $2.969 billion. Of that amount, a total of $2.458 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the nine months ended September 30, 2007 of 5.6%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $13 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies) reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At September 30, 2007, all of the $2.458 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of September 30, 2007, we held strategic and financial debt and equity investments of public companies with a fair value of $511 million. These investments are highly speculative and are concentrated in a small number of companies. During the nine months ended September 30, 2007, our strategic investments experienced volatility, which is likely to continue. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $51 million decrease in the fair value of that portfolio.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Continued
As of September 30, 2007, we had unrealized gains net of related tax effect of $67 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the nine months ended September 30, 2007, we recognized in our Condensed Consolidated Statements of Operations realized and unrealized net gains on marketable investment securities of $10 million. During the nine months ended September 30, 2007, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of September 30, 2007, we had $255 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $122 million is accounted for under the cost method. This total also includes the common share component of our strategic investment in a foreign public company, discussed below, which is accounted for under the equity method. During the nine months ended September 30, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable equity investment securities, other than discussed below.
We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company which is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. The debt is convertible into the issuer’s publicly traded common shares. We account for the convertible debt at fair value with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statements of Operations. We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model including the fair market value of the underlying common stock price as of that date. As of September 30, 2007, the fair value of the convertible debt was $16 million based on the trading price of the issuer’s shares on that date. Additionally, during the nine months ended September 30, 2007, we recognized a pre-tax unrealized loss of $6 million for the change in the fair value of the convertible debt. During the second quarter of 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of our investment under the equity method of accounting. As a result of our change to equity method accounting, we evaluate the common share component of this investment on a quarterly basis to determine whether there has been a decline in the value that is other than temporary. Because the shares are publicly traded, this quarterly evaluation considers the fair market value of the common shares in addition to the other factors described above for equity method investments. During the nine months ended September 30 2007, in accordance with our impairment policy, we recorded a $20 million charge to earnings for an “other than temporary” decline in the fair value of this investment and established a new cost basis for this security. The “Cumulative translation adjustment” associated with this investment as of the date of the impairment will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets until the investment is sold or otherwise liquidated; at which time, it will be released into our Condensed Statement of Operations.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Continued
As of September 30, 2007, we had fixed-rate debt, mortgages and other notes payable of $5.560 billion on our Condensed Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $5.595 billion using quoted market prices for our publicly traded debt, which constitutes approximately 90% of our debt, and an analysis based on certain assumptions discussed below for our private debt. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $155 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2007, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $35 million.
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
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges we infringe United States Patent Nos. 5,132,992 (the ‘992 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. In April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863 and ‘720 patents, and issued a ruling during December 2006. We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.
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
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

PART II – OTHER INFORMATION – Continued
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
Forgent
During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent). The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines. Prior to trial, all of the other defendants settled with Forgent. Forgent sought over $200 million in damages from EchoStar. On May 21, 2007, the jury unanimously ruled in favor of EchoStar, finding the ‘746 patent invalid. Forgent filed a motion for a new trial, which the District Court denied. Forgent did not appeal, so the District Court’s finding of invalidity is now final.
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. Based on the PTO’s decision, we have asked the District Court to stay the litigation until the reexamination proceeding is concluded. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

PART II – OTHER INFORMATION – Continued
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and recently denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. Trial has been set for August 2008. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

PART II – OTHER INFORMATION – Continued
If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we will owe substantial additional damages and/or license fees and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for 2006 includes a detailed discussion of our risk factors. During the nine months ended September 30, 2007, there were no material changes in risk factors as previously disclosed.

PART II – OTHER INFORMATION – Continued
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock from July 1, 2007 through September 30, 2007.

	Total		Total Number of	Maximum Approximate
	Number of		Shares Purchased as	Dollar Value of Shares
	Shares	Average	Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs	Plans or Programs (b)
		(In thousands, except share data)
July 1 - July 31, 2007	—	$—	—	$625,811
August 1 - August 31, 2007	—	$—	—	$625,811
September 1 - September 30, 2007	—	$—	—	$625,811

Total	—	$—	—	$625,811

(a)	During the period from July 1, 2007 through September 30, 2007, we did not repurchase any of our Class A common stock pursuant to our repurchase program.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock on August 9, 2004. Prior to 2007, we purchased a total of 13.6 million shares for $374 million under this plan. During November 2007, our Board of Directors authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to an aggregate of $1.0 billion of our outstanding shares through and including December 31, 2008. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.
Item 6. EXHIBITS
(a) Exhibits.
31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

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

Date: November 9, 2007

Exhibit Index
31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.