Form 10-K
period 2007-12-31
DISH Network CORP
filed 2008-02-26
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission file number: 0-26176

DISH Network Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 723-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A common stock, $0.01 par value	The Nasdaq Stock Market LLC

    Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Large accelerated filer ☒          Accelerated filer ☐            Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of Class A common stock held by non-affiliates of the Registrant was $8.8 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 19, 2008, the Registrant’s outstanding common stock consisted of 210,137,548 shares of Class A common stock and 238,435,208 shares of Class B common stock, each $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

•
as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically and make substantial investments in our infrastructure.  For example, the increase in demand for high definition (“HD”) programming requires not only upgrades to customer premises equipment but also substantial increases in satellite capacity.  We may not be able to pass on to our customers the entire cost of these upgrades and there can be no assurance that we will be able to effectively compete with the HD programming offerings of our competitors;

•
we rely on EchoStar Corporation (“EchoStar”), which was owned by us prior to its separation from DISH Network (the “Spin-off”) described in this Annual Report, to design and develop set-top boxes and other digital equipment for us.  Equipment costs may increase beyond our current expectations; we may be unable to renew agreements on acceptable terms or at all; EchoStar’s inability to develop and produce or our inability to obtain equipment with the latest technology could affect our subscriber acquisition and churn and cause related revenue to decline;

•
DISH Network® subscriber growth may decrease and subscriber turnover may increase, which may occur for a variety of factors, including some, such as worsening economic conditions, that are outside of our control and others, such as our own operational inefficiencies, customer satisfaction with our products and services including our customer service performance, and our spending on promotional packages for new and existing subscribers, that will require us to invest in additional resources in order to overcome;

•
subscriber acquisition costs may increase and the competitive environment may require us to increase promotional spending or accept lower subscriber acquisitions and higher subscriber churn; we may also have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

•
satellite programming signals are subject to theft; and we are vulnerable to subscriber fraud; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue, and also resulting in higher costs to us;

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

•
Current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  Such financing may not be available on terms that would be attractive to us or at all;

•
we depend on Federal Communications Commission (“FCC”) program access rules and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

i

•	our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance;

•
if we are unsuccessful in subsequent appeals in the Tivo case or in defending against claims that our alternate technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  The adverse affect on our business could be material.  We could also have to pay substantial additional damages.

•
if our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets; if either of our EchoStar VII or the EchoStar VIII satellite experienced a significant failure, we could lose the ability to provide certain programming to the continental United States;

•
our satellite launches may be delayed or fail, or our owned or leased satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own or lease from EchoStar;

•
service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•
we depend heavily on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•
we may face actual or perceived conflicts of interest with EchoStar in a number of areas relating to our past and ongoing relationships, including:  (i) cross officerships, directorships and stock ownership, (ii) intercompany transactions, and (iii) intercompany agreements, including those that were entered into in connection with the Spin-Off and (iv) future business opportunities;

•
we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with EchoStar through their positions at EchoStar or our management services agreement with EchoStar;

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

•
we depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services.  Certain of these resellers account for a significant percentage of our total new subscriber acquisitions.  A number of these resellers are not exclusive to us and also offer competitors’ products and services.  Loss of one or more of these relationships could have an adverse effect on our net new subscriber additions and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels;

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

ii

•
we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Although our management concluded that our internal control over financial reporting was effective as of December 31, 2007, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business; and

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

In this report, the words “DISH Network,” the “Company,” “we,” “our” and “us” refer to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.  “EchoStar” refers to EchoStar Corporation and its subsidiaries.  “EDBS” refers to EchoStar DBS Corporation and its subsidiaries.

iii

PART I

Item 1.	BUSINESS

OVERVIEW

Our Business

DISH Network Corporation, formerly known as EchoStar Communications Corporation, is a leading provider of satellite delivered digital television to customers across the United States.  DISH Network services include hundreds of video, audio and data channels, interactive television channels, digital video recording, high definition television, international programming, professional installation and 24-hour customer service.

We started offering subscription television services on the DISH Network in March 1996.  As of December 31, 2007, we had approximately 13.780 million subscribers.  Our satellite fleet enables us to offer over 2,700 video and audio channels to consumers across the United States.  Since we use many of these channels for local programming, no particular consumer could subscribe to all channels, but all are available using small consumer satellite antennae, or dishes.  We promote the DISH Network programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television providers.  We believe that there continues to be unsatisfied demand for high quality, reasonably priced television programming services.

Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the pay TV industry.

On January 1, 2008, we completed the Spin-off of our technology and certain infrastructure assets into a separate publicly-traded company, EchoStar Corporation, formerly known as EchoStar Holding Corporation, which was incorporated in Nevada on October 12, 2007.  DISH Network and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.

In connection with the Spin-off, each of our shareholders received for each share of common stock held, 0.20 of a share of the same class of common stock of EchoStar.  Also, in connection with the separation, DISH Network contributed $1.0 billion in cash to EchoStar.  EchoStar’s Class A shares began trading on the Nasdaq Global Select Market on January 2, 2008, under the symbol “SATS.”

Reasons for the Spin-off

Our board of directors regularly reviews our operations to ensure our resources are being put to use in a manner that is in the best interests of DISH Network and its shareholders.  As a result of this ongoing evaluation, our board of directors authorized the Spin-off.  When doing so, our board considered a number of benefits as well as a number of costs and risks associated with the Spin-off.  Among the significant benefits identified by our board of directors were the ability to create more effective management incentives and enhance the recruitment and retention of key personnel, the creation of opportunities for expansion, creating separate companies that appeal to different investor bases and allowing the separate companies to pursue separate business strategies, and allowing each company to pursue the business strategies that best suit their respective long-term interests.  The risks identified and evaluated included the potential impact on credit ratings, the potential for disruptions and loss of synergies, the risk that the Spin-off could result in lower combined trading prices of the two companies and the risk that additional conflicts of interest may arise between the two companies.

Other Information

We were organized in 1995 as a corporation under the laws of the State of Nevada.  Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “DISH.”  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

DISH NETWORK

Programming

Basic Programming Packages.  We use a “value-based” strategy in structuring the content and pricing of programming packages available from the DISH Network.  For example, we currently offer our “America’s Top 100” (“AT100”) package for $32.99 per month.  This package includes over 100 of our most popular digital video and audio channels.  We estimate that cable operators would typically charge over $50.00 per month, on average, for comparable basic service.

Our “America’s Top 200” (“AT200”) package, which we currently offer for $44.99 per month, is similar to an expanded basic cable package, and includes over 200 of our most popular digital video and audio channels, including Sirius Music Channels.  We estimate that cable operators would typically charge over $60.00 per month, on average, for a similar package.  In addition, most of our customers are eligible for a $49.99 per month package that includes AT200, local channels and a digital video recorder (“DVR”).  We estimate that cable operators would typically charge over $70.00 per month, on average, for a similar package.

Our “America’s Top 250” (“AT250”) package, which we currently offer for $54.99 per month, includes over 250 digital video and audio channels, and our “America’s Everything Pak,” which combines our AT250 package and more than 30 commercial-free premium movie channels including HBO, Cinemax, Showtime and Starz, is currently offered for $94.98 per month.

We offer satellite-delivered local broadcast channels for an additional $5.00 per month, when combined with qualifed programming, in over 175 markets in the United States, representing over 97% of all of U.S. television households.  Cable operators typically include local channels in their programming packages at no additional cost.

Movie Packages.  We offer HBO, Cinemax, Showtime, Starz and other premium movie packages starting at $12.99 per month and including as many as 10 channels.  We believe many of our movie packages are a better value than similar packages offered by most other multi-channel video providers.

High Definition Programming Packages.  DISH Network continues to be an industry leader in HD programming distribution offering over 50 channels.  Customers who subscribe to HBO, Showtime and Starz also receive an HD feed of those channels at no additional cost.  In addition, we offer a standalone HD programming package which includes all of our available HD channels.  Similarly, customers who subscribe to standard definition local channels also receive HD local channels, where available.  HD local channels are currently available to more than 50 percent of U.S. households and we expect to offer HD local channels to more than 80 percent of U.S. households by the end of 2008.

DISH Latino Programming Packages.  We offer a variety of Spanish-language programming packages.  Our “DISH Latino” package includes more than 35 Spanish-language programming channels for $27.99 per month.  We also offer “DISH Latino Dos,” which includes over 195 English and Spanish-language programming channels for $39.99 per month.  Our “DISH Latino Max” package includes more than 220 Spanish and English-language channels for $49.99 per month.  Additionally, subscribers may add more than 35 Spanish-language programming channels to any of our AT100, AT200 and AT250 packages for an additional $13.99 per month.

Family-Friendly Programming Package.  Our DishFAMILY package offers over 40 “family-friendly” channels including sports, news, children’s programming, lifestyle, hobbies, shopping and public interest for $19.99 per month, or $24.99 including local channels.  Comparatively, the family tier package offered by most other pay TV providers is more than $30 per month.

International Programming.  We offer over 140 foreign-language channels including Arabic, Portuguese, Hindi, Russian, Chinese, Greek and many others.  DISH Network remains the leader in delivering foreign-language programming to customers in the United States, and our foreign-language programming contributes significantly to our subscriber growth.  Foreign-language programming is a valuable niche product that attracts new subscribers to DISH Network who are unable to get similar programming elsewhere, and while this niche is becoming more competitive, we will continue to explore opportunities to add foreign-language programming.

DISH DVR Advantage.  We offer a number of packages that bundle programming with a DVR at a ten to twelve percent savings per month compared to the price a customer would pay if they subscribe to the components individually.

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

Subscriber Acquisition Strategy.  Our future success in the subscription television industry depends on, among other factors, our ability to acquire and retain DISH Network subscribers.  We provide varying levels of subsidies and incentives to attract and retain customers, including leased, free or subsidized receiver systems, installations, programming and other items.  This marketing strategy emphasizes our long-term business strategy of maximizing future revenue by increasing our subscriber base.  Since we subsidize consumer up-front costs, we incur significant costs each time we acquire a new subscriber.  Although there can be no assurance, we believe that, on average, we will be able to fully recoup the up-front costs of subscriber acquisition from future subscription television services revenue.

DISH Network subscribers have the choice of purchasing or leasing the satellite receiver and other equipment necessary to receive our programming.  As a result of our promotions, most of our new subscribers choose to lease their equipment, including receiver models that provide HD, DVR, HD DVR and other advanced capabilities for multiple rooms.  Many of these lease programs require the consumer to commit to continue to subscribe to a qualifying programming package for 24 months.  Subscribers in our lease programs are required to return the receivers and certain other equipment to us or be charged for the equipment if they terminate service.  To the extent we successfully retrieve and cost-effectively recondition and redeploy leased equipment from subscribers who terminate service, we are able to reduce the cost of future new subscriber acquisition.  However, these cost savings are limited as technological advances and consumer demand for new features result in the need to replace older equipment for customers over time.

We base our marketing promotions on, among other things, current competitive conditions.  In some cases, if competition increases, or we determine for any other reason that it is necessary to increase our subscriber acquisition costs to attract new customers, our profitability and costs of operation would be adversely affected.

Bundling Alliances

AT&T Inc. (“AT&T”) and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services.  While these providers in the aggregate currently account for less than 25% of our gross subscriber additions, the loss of certain of these relationships could have an adverse effect on our new subscriber additions to the extent other distribution channels could not be developed in those markets.  Our net new subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels.  In addition, AT&T recently announced that they would offer DISH Network programming bundled with broadband, telephony and other services in the former BellSouth territory.  We expect that this expanded offering of DISH Network programming by AT&T will increase the number of gross subscriber additions that are attributable to our relationship with AT&T.

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

In order to receive DISH Network programming, a subscriber needs:

•	a satellite antenna, which people sometimes refer to as a “dish,” and related components;
•	a satellite “receiver” or “set-top box”; and
•	a television.

Receiver Systems.  Our receiver systems include a small satellite dish, a digital satellite receiver that decrypts and decompresses signals for television viewing, a remote control and other related components.  We offer a number of receiver models.  Our standard system comes with an infrared universal remote control, an on-screen interactive program guide and V-chip type technology for parental control.  Our advanced models include a hard disk drive enabling additional features such as digital video recording of up to 350 hours of standard definition programming and up to 55 hours of high definition entertainment and the flexibility to further increase storage capacity by attaching an external hard drive.  Certain of our standard and premium systems allow independent satellite TV viewing on two separate televisions and include UHF universal remotes, allowing control through walls when the satellite receiver and TV are not located in the same room.  We also offer a variety of specialized products including HD receivers.  Receivers communicate with our authorization center through telephone lines to, among other things, report the purchase of pay-per-view movies and other events.

Although, historically, we have internally designed and engineered our receiver systems, we have out-sourced manufacturing to high-volume contract electronics manufacturers.  As a result of the Spin-off, we will rely on EchoStar to design, manufacture and engineer our receivers.  We intend to procure all of our receiver systems (other than refurbished or remanufactured systems) from EchoStar for the foreseeable future.  The loss of EchoStar as a supplier of receivers to us would materially impact our business because it would be difficult for us to transition to another maker of receivers without incurring substantial costs.

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

Increases in theft of our signal, or our competitors’ signals, could limit our subscriber growth and cause subscriber churn to increase.  Our signal encryption has been compromised by theft of service, and even though we continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult, theft of our signal is increasing.  We cannot assure you that we will be successful in reducing or controlling theft of our service.

During 2005, we replaced our smart cards in order to reduce theft of our service.  However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service.  Nevertheless, these security measures are short-term fixes and we remain susceptible to additional signal theft.  Therefore, we have developed a plan to replace our existing smart cards and/or security chips to re-secure our signals for a longer term which will be implemented later this year.  The project is expected to take approximately nine to twelve months to complete.  While our existing smart cards installed in 2005 remain under warranty, we could incur operational costs in excess of $50 million in connection with our smart card replacement program.

We are also vulnerable to fraud, particularly in the acquisition of new subscribers.  While we are addressing the impact of subscriber fraud through a number of actions, including eliminating certain payment options for subscribers, such as the use of pre-paid debit cards, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn.

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

Digital Broadcast Operations Centers.  The principal digital broadcast operations centers we use are EchoStar’s facilities located in Cheyenne, Wyoming and Gilbert, Arizona.  We also use five regional digital broadcast operations centers owned and operated by EchoStar that allow us to utilize the spot beam capabilities of our owned or leased satellites.  Programming and other data is received at these centers by fiber or satellite, processed, and then uplinked to satellites for transmission to consumers.  Equipment at the digital broadcast operations centers performs substantially all compression and encryption of DISH Network’s programming signals.

In connection with the Spin-off we entered into a broadcast agreement with EchoStar pursuant to which EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services to us thereby enabling us to deliver satellite television programming to subscribers.  The broadcast agreement has a term of two years; however, we have the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years.  We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to us.  However, if we terminate teleport services for a reason other than EchoStar’s breach, we will need to pay EchoStar a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport service.  The fees for the services provided under the broadcast agreement are cost plus an additional amount that is equal to an agreed percentage of EchoStar’s cost, which will vary depending on the nature of the services provided.

Customer Service Centers.  We currently operate eleven owned and several out-sourced customer service centers fielding most of our customer service calls.  Potential and existing subscribers can call a single telephone number to receive assistance for sales, hardware, programming, billing, installation and technical support.  We continue to work to automate simple phone responses and to increase Internet-based customer assistance in order to better manage customer service costs and improve the customer’s self-service experience.

Subscriber Management.  We presently use, and are dependent on, CSG Systems International, Inc.’s software system for the majority of DISH Network subscriber billing and related functions.

NEW BUSINESS OPPORTUNITIES

Acquisition of Spectrum for New Services

The FCC announced on January 14, 2008 that we were qualified to participate in the FCC auction of the 700 MHz band.  The 700 MHz spectrum is being returned by television broadcasters as they move to digital from analog signals in early 2009.  The spectrum has significant commercial value because 700 MHz signals can travel long distances and penetrate thick walls.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  Based on published reports, however, we believe that any successful bidders will be required to expend significant amounts to secure and commercialize these licenses.  In particular if we were to participate and be successful in this auction we could be required to raise additional capital in order to secure and commercialize these licenses, which may not be available to us on attractive terms in the current credit market environment.  Moreover, there can be no assurance that successful bidders will be able to achieve a return on their investments in the 700MHz spectrum or to raise all the capital required to develop these licenses.

OUR SATELLITES

Our DISH Network satellite television programming is currently transmitted to our customers over satellites that operate in the “Ku” band portion of the microwave radio spectrum.  The Ku-band is divided into two spectrum segments.  The high power portion of the Ku-band  12.2 to 12.7 GHz  is known as the Broadcast Satellite Service (“BSS”) band, which is also referred to as the Direct Broadcast Satellite (“DBS”) band.  The low and medium power portion of the Ku-band  11.7 to 12.2 GHz  is known as the Fixed Satellite Service (“FSS”) band.

Most of our direct-to-home (“DTH”) programming is currently delivered using DBS satellites.  We continue to explore opportunities to expand our available DTH satellite capacity through the use of other available spectrum.  Increasing our available spectrum for DTH applications is particularly important as more bandwidth intensive HD programming is produced and in order to address new video and data applications consumers may desire in the future.

Overview of Satellite Fleet Following the Spin-off

Prior to the Spin-off, we operated 14 satellites in geostationary orbit approximately 22,300 miles above the equator.  Of these 14 satellites, 11 were owned and three were leased.  The satellite fleet is a major component of our DISH Network DBS System.  As reflected in the table below, as of January 1, 2008, we transferred six owned and two leased satellites to EchoStar in connection with the Spin-off.

				Degree	Useful
			Launch	Orbital	Life/
Satellites	Retained	Transferred (1)	Date	Location	Lease Term
Owned:
EchoStarI	X		December 1995	148	12
EchoStarII	X		September 1996	148	12
EchoStar III (2)		X	October 1997	61.5	12
EchoStar IV		X	May 1998	77	N/A
EchoStar V	X		September 1999	129	9
EchoStar VI (2)		X	July 2000	110	12
EchoStar VII	X		February 2002	119	12
EchoStar VIII(2)		X	August 2002	110	12
EchoStar IX (2)		X	August 2003	121	12
EchoStar X	X		February 2006	110	12
EchoStar XII (2)		X	July 2003	61.5	10

Leased:
AMC-15 (2)		X	December 2004	105	10
AMC-16		X	January 2005	85	10
Anik F3	X		April 2007	118.7	15

Under Construction:
EchoStar XI	X		Mid-Year 2008
EchoStar XIV	X		Late 2009
CMBStar		X	Late 2008
AMC-14		X	March 2008
Ciel 2	X		Late 2008

(1)	As of January 1, 2008, these satellites were transferred to EchoStar in connection with the Spin-off.
(2)	After the Spin-off, DISH Network entered into satellite capacity agreements with EchoStar to lease satellite capacity on EchoStar III, EchoStar VI, EchoStar VIII, EchoStar IX, EchoStar XII and AMC-15.

Satellite Capacity Lease Agreements

In addition to our owned satellites, we currently lease six in-orbit satellites which are being used to provide, among other things, standard and HD programming to certain local markets, international programming and backup capacity.

Short Term Leased Capacity

As part of the transactions entered into between DISH Network and EchoStar in connection with the Spin-off, we entered into satellite capacity agreements with EchoStar to lease satellite capacity on satellites owned by EchoStar and slots licensed by EchoStar.  These satellites are as follows:

•	EchoStar III - launched in 1997 and is currently located at the 61.5 degree orbital location.

•	EchoStar VI - launched in 2000 and is currently located at the 110 degree orbital location.

•	EchoStar VIII - launched in 2002 and is currently located at the 110 degree orbital location.

•	EchoStar IX - launched in 2003 and is currently located at the 121 degree orbital location.

•	EchoStar XII - launched in 2003 and is currently located at the 61.5 degree orbital location.

•	AMC-15 - launched in 2004 and is currently located at the 105 degree orbital location.

Certain DISH Network subscribers currently point their satellite antenna at these slots and these agreements were designed to facilitate the separation of EchoStar and us by allowing a period of time for these DISH Network subscribers to be moved to satellites owned by DISH Network and/or to slots that will be licensed to DISH Network following the Spin-off.  However, we may decide to continue leasing these satellites from EchoStar following the initial terms of these agreements, if we determine that it is beneficial for us to do so.  The fees for the services provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services.  Generally, these satellite capacity agreements will terminate upon the earlier of:  (a) the end of life or replacement of the satellite; (b) the date the satellite fails; (c) the date that the transponder on which service is being provided under the agreement fails; and (d) two years from the January 1, 2008 execution date.

Long-Term Leased Capacity

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007.  This Telesat Canada (“Telesat”) satellite is equipped with 32 Ku-band transponders, 24 C-band transponders and a small Ka-band payload.  We have leased all of the Ku-band capacity on Anik F3 for a period of 15 years.

Ciel 2.  Ciel 2, a Canadian DBS satellite, which is currently expected to be launched in late 2008 and commence commercial operation at the 129 degree orbital location, has both spot beam capabilities and the ability to provide service to the entire continental United States (“CONUS”).  We will have the right to lease at least 50% of the capacity of that satellite, with the remaining 50% required by Canadian regulations to be offered for use by Canadians until the time of launch of the satellite.  Consequently, until Ciel 2 is launched, we will not know the exact amount of capacity available to us on that satellite.  This satellite could be used to provide HD programming to CONUS and as additional backup capacity.

Satellites under Construction

We have also entered into contracts to construct two new satellites which are contractually scheduled to be completed within the next three years.

•
EchoStar XI, a Space Systems/Loral, Inc. (“SSL”) DBS satellite, which is expected to be launched mid-year 2008, will provide service to CONUS from the 110 degree orbital location.  This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

•
During 2007, we entered into a contract for the construction of EchoStar XIV, an SSL DBS satellite, which is expected to be completed during 2009.  This satellite has been designed with a combination of CONUS and spot beam capacity and could be used at multiple orbital locations.  EchoStar XIV could allow DISH Network to offer other value-added services.

Satellite Anomalies

While we believe that overall our satellite fleet is generally in good condition, during 2007 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation.  We currently do not carry insurance for any of our owned in-orbit satellites.  We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail.  We could not, however, recover certain local markets, international and other niche programming in the event of such a failure, with the extent of disruption dependent on the specific satellite experiencing the failure.  Further, programming continuity cannot be assured in the event of multiple satellite losses.  In addition, as part of the Spin-off, we transferred EchoStar III, IV, VI, VIII, IX and XII to EchoStar.

Recent developments with respect to certain of these satellites, including the satellites that we contributed to EchoStar as part of the Spin-off and that we currently lease, are discussed below.

EchoStar I.  EchoStar I can operate up to 16 transponders at 130 watts per channel.  Prior to 2007, the satellite experienced anomalies resulting in the possible loss of two solar array strings.  An investigation of the anomalies is continuing.  The anomalies have not impacted commercial operation of the satellite to date.  Even if permanent loss of the two solar array strings is confirmed, the original minimum 12-year design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power availability for the design life of the satellite.  However, there can be no assurance future anomalies will not cause further losses which could impact the remaining life or commercial operation of the satellite.

EchoStar II.  EchoStar II can operate up to 16 transponders at 130 watts per channel.  During February 2007, the satellite experienced an anomaly which prevented its north solar array from rotating.  Functionality was restored through a backup system.  The useful life of the satellite has not been affected and the anomaly is not expected to result in the loss of power to the satellite.  However, if the backup system fails, a partial loss of power would result which could impact the useful life or commercial operation of the satellite.

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy.  As a result of past traveling wave tube amplifier (“TWTA”) failures on EchoStar III, TWTA anomalies caused 26 transponders to fail leaving a maximum of 18 transponders currently available for use.  Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of the 19 FCC authorized frequencies allocated to EchoStar III at the 61.5 degree location.  While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.

EchoStar V.  EchoStar V was originally designed with a minimum 12-year design life.  Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed.  These issues have not impacted commercial operation of the satellite.  However, as a result of these anomalies and the relocation of the satellite, during 2005, we reduced the remaining estimated useful life of this satellite.  Prior to 2007, EchoStar V also experienced anomalies resulting in the loss of seven solar array strings.  During 2007, the satellite lost three additional solar array strings, one in June and two in October.  The solar array anomalies have not impacted commercial operation of the satellite to date.  Since EchoStar V will be fully depreciated in October 2008, the solar array failures (which will result in a reduction in the number of transponders to which power can be provided in later years), have not reduced the remaining useful life of the satellite.  However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite.

EchoStar VI.  EchoStar VI, which is being used as an in-orbit spare, was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year useful life of the satellite.  Prior to 2007, EchoStar VI experienced anomalies resulting in the loss of 17 solar array strings.  During the fourth quarter 2007, five additional solar array strings failed, reducing the number of functional solar array strings to 86.  While the useful life of the satellite has not been affected, commercial operability has been reduced.  The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel.  The power reduction resulting from the solar array failures which currently limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode, is expected to decrease to 25 and 12, respectively, by September 2008.  The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years.

EchoStar VII.  During 2006, EchoStar VII experienced an anomaly which resulted in the loss of a receiver.  Service was quickly restored through a spare receiver.  These receivers process signals sent from our uplink center for transmission back to earth by the satellite.  The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite.  However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite.  In the event the spare receiver placed in operation following the 2006 anomaly also fails, there would be no impact to the satellite’s CONUS capabilities when operating in CONUS mode.  However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.

EchoStar VIII.  EchoStar VIII was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel.  EchoStar VIII also includes spot-beam technology.  This satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite.  However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.  We depend on leased capacity on EchoStar VIII to provide service to CONUS at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected mid-year 2008. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.

EchoStar IX.  EchoStar IX was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”).  The satellite also includes a C-band payload which is owned by a third party.  Prior to 2007, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations.  A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite.  During September 2007, the satellite experienced anomalies resulting in the loss of three solar array strings.  An investigation of the anomalies is continuing.  The anomalies have not impacted commercial operation of the satellite to date.  However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite.

EchoStar X.  EchoStar X’s 49 spot beams use up to 42 active 140 watt TWTAs to provide standard and HD local channels and other programming to markets across the United States.  During January 2008, the satellite experienced an anomaly which resulted in the failure of one solar array circuit out of a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite.  The cause of the failure is still being investigated.  The design life of the satellite has not been affected.  However, there can be no assurance future anomalies will not cause further losses, which could impact commercial operation of the satellite or its useful life.  In the event our EchoStar X satellite experienced a significant failure, we would lose the ability to deliver local network channels in many markets.  While we would attempt to minimize the number of lost markets through the use of spare satellites and programming line up changes, some markets would be without local channels until a replacement satellite with similar spot beam capability could be launched and operational.

EchoStar XII.  EchoStar XII was designed to operate 13 transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs.  We currently operate the satellite in CONUS mode.  EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite.  Since late 2004, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures.  The cause of the failures is still being investigated.  The design life of the satellite has not been affected.  However, these temporary and permanent failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.  The extent of this impact is being investigated.  There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life.

Competition in the Subscription Television Business

We compete in the subscription television service industry against other DBS television providers, cable television and other system operators offering video, audio and data programming and entertainment services.  We compete with these providers and operators on a number of fronts, including programming, price, ancillary features and services such as availability and quality of receiver, HD programming, VOD services, DVR functionality and customer services, as well as subscriber acquisition and retention programs and promotions.  Many of our competitors have substantially greater financial, marketing and other resources than we have.  Our earnings and other operating metrics could be materially and adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.

Cable Television. Cable television operators have a large, established customer base, and many cable operators have made significant investments in programming.  Cable television operators continue to leverage their incumbency advantages relative to satellite operators by, among other things, bundling their video service with 2-way high speed Internet access and telephone services.  Cable television operators are also able to provide local and other programming in a larger number of geographic areas.  As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.

Some digital cable platforms currently offer a video on demand (“VOD”) service that enables subscribers to choose from a library of programming selections for viewing at their convenience.  We are continuing to develop our own VOD service experience through automatic video downloads to hard drives in certain of our satellite receivers, the inclusion of broadband connectivity components in certain of our satellite receivers, and other technologies.  There can be no assurance that our VOD services will successfully compare with offerings from other video providers.

DBS and Other Direct-to-Home System Operators.  News Corporation owns an approximately 40% controlling interest in the DirecTV Group, Inc. (“DirecTV”).  In December 2006, Liberty Media Corporation (“Liberty”) agreed to exchange its 16.3% stake in News Corporation for News Corporation’s stake in DirecTV, together with regional sports networks in Denver, Pittsburg and Seattle.  Although the deal is currently delayed by regulatory approvals, it is expected to be completed in 2008.  News Corporation and Liberty each have ownership interests in diverse world-wide programming content and other related businesses.  These assets provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other valuable business opportunities.

In addition, DirecTV’s satellite receivers and services are offered through a significantly greater number of consumer electronics stores than ours.  As a result of this and other factors, our services are less well known to consumers than those of DirecTV.  Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV.  DirecTV also offers exclusive programming that may be attractive to prospective subscribers, and may have access to discounts on programming not available to us.  DirecTV launched a satellite in July 2007 with plans to launch another satellite in early 2008 in order to offer local and national programming in HD to most of the U.S. population.  Although we have launched our own HD initiatives, if DirecTV fully implements these plans, it may have an additional competitive advantage.

New entrants in the subscription satellite services business may also have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 13.780 million subscribers.

VHF/UHF Broadcasters.  Most areas of the United States can receive between three and 10 free over-the-air broadcast channels, including local content most consumers consider important.  The FCC has allocated additional digital spectrum to these broadcasters, which can be used to transmit multiple additional programming channels.  Our business could be adversely affected by increased program offerings by traditional over-the-air broadcasters.

New Technologies and Competitors.  New technologies could also have an adverse effect on the demand for our DBS services.  For example, we face an increasingly significant competitive threat from the build-out of advanced fiber optic networks by companies such as Verizon Communications, Inc. (“Verizon”) and AT&T that allows them to offer video services bundled with traditional phone and high speed Internet directly to millions of homes.  In addition, telephone companies and other entities are implementing and supporting digital video compression over existing telephone lines which may allow them to offer video services without having to build new infrastructure.  We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

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

Impact of High Definition TV.  We believe that the availability and extent of HD programming has become and will continue to be a significant factor in consumer’s choice among multi-channel video providers.  Although we believe we currently offer consumers a compelling amount of HD programming content, other multi-channel video providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped to increase their HD offerings to respond to increasing consumer demand for this content.  For example, cable companies are able to offer local network channels in HD in more markets than we can, and DirecTV could offer over 150 channels of HD programming by satellite in the near future.  We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD because we will not initially be in a position to offer local networks in HD in all of the markets that we serve.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to compete effectively with HD program offerings from other video providers.

Subscriber Promotions.  In addition to leasing receivers to subscribers, we generally subsidize installation and all or a part of the cost of the receivers as an incentive to attract subscribers.  We may also from time to time offer promotional pricing for programming and/or other services we offer in order to attract subscribers.  We also incur costs to retain existing subscribers by, among other things, offering subsidized upgraded or add-on equipment.  Our cost to acquire subscribers through these various programs may vary significantly from period to period and may also materially affect our results of operations.  The level of these efforts (and consequent costs) may also significantly affect our subscriber churn and subscriber additions from period to period, as market perceptions of the relative merits of our promotions versus those offered by our competitors may affect not only the purchase decisions of new subscribers, but also the willingness of existing subscribers to change providers.  We may from time to time face competitive situations in which we would be required to increase subscriber acquisition or retention costs to unacceptable levels in order to attract new subscribers or forestall an increase in subscriber churn.  In those circumstances, we may decide to focus on maintaining our financial performance and not seek to acquire or retain those marginal subscribers.

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the FCC for our domestic operations.  We are also regulated by other federal agencies, state and local authorities and the International Telecommunication Union (“ITU”).  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the video programming distribution industry.  Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change our industry to varying degrees.  We cannot predict either the outcome of these proceedings or any potential impact they might have on the industry or on our operations.

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

The FCC has licensed us to operate a total of 82 DBS frequencies at the following orbital locations:

•	21 frequencies at the 119 degree orbital location and 29 frequencies at the 110 degree orbital location, both capable of providing service to CONUS; and

•	32 frequencies at the 148 degree orbital location, capable of providing service to the Western United States.

We currently lease or have entered into agreements to lease capacity on satellites at the following orbital locations:

•	500 MHz of Ku spectrum currently divided into 24 frequencies at the 118.7 degree orbital location, capable of providing service to CONUS, Alaska and Hawaii; and

•	32 frequencies at a Canadian DBS slot at the 129 degree orbital location, capable of providing service to most of the United States.

We currently broadcast the majority of our programming from the 110 and 119 degree orbital locations.  Almost all of our customers have satellite receiver systems that are equipped to receive signals from both of these locations.

Duration of our DBS Satellite Licenses.  Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is 10 years.  Our licenses are currently set to expire at various times.  In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject again to possible renewal by the FCC.

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

FCC Actions Affecting our Licenses and Applications.  A number of our other applications have been denied or dismissed without prejudice by the FCC, or remain pending.  We cannot be sure that the FCC will grant any of our outstanding applications, or that the authorizations, if granted, will not be subject to onerous conditions.  Moreover, the cost of building, launching and insuring a satellite can be as much as $300.0 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations.

4.5 Degree Spacing Tweener Satellites.  The FCC has proposed to allow so-called “tweener” DBS operations – DBS satellites operating from orbital locations 4.5 degrees (half of the usual 9 degrees) away from other DBS satellites.  The FCC has already granted authorizations to Spectrum Five and us for tweener satellites at the 114.5 and 86.5 degree orbital locations, respectively.  We have challenged the Spectrum Five authorization, and Telesat Canada, a Canadian satellite operator, has challenged our license.  Certain tweener operations, as proposed, could cause harmful interference into our service and constrain our future operations.

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as DBS and Ku-band-based fixed satellite services.  The FCC has also authorized the use of terrestrial communication services (“MVDDS”) in the DBS band.  MVDDS licenses were auctioned in 2004.  Despite regulatory provisions to protect DBS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.

International Satellite Competition and Interference.  DirecTV has obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot.  We have also received authority to do the same from a Canadian orbital slot at 129 degrees.  The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers.  It may also provide a means by which to increase our available satellite capacity in the United States.  In addition, a number of administrations, such as Great Britain and the Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots.  Such operations could cause harmful interference to our satellites and constrain our future operations at those slots if such “tweener” operations are approved by the FCC.  The risk of harmful interference will depend upon the final rules adopted in the FCC’s “tweener” proceeding.

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

Public Interest Requirements.  Under a requirement of the Cable Act, the FCC imposed public interest requirements on DBS licensees.  These rules require us to set aside four percent of our channel capacity exclusively for noncommercial programming for which we must charge programmers below-cost rates and for which we may not impose additional charges on subscribers.  This could displace programming for which we could earn commercial rates and could adversely affect our financial results.  We cannot be sure that if the FCC were to review our methodology for processing public interest carriage requests, computing the channel capacity we must set aside or determining the rates that we charge public interest programmers, it would find them in compliance with the public interest requirements.

Plug and Play.  The FCC has adopted the so-called “plug and play” standard for compatibility between digital television sets and cable systems.  That standard was developed through negotiations involving the cable and consumer electronics industries, but not us.  The FCC is now considering various proposals to establish two-way digital cable “plug and play” rules.  That proceeding also asks about means to incorporate all pay TV providers into its “plug and play” rules.  We are concerned that the FCC may impose rules on our DBS operations that are based on cable system architecture.  Complying with the separate security and other “plug and play” requirements would require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.

Digital HD Must Carry Requirement.  In order to provide any local broadcast signals in a market (“local-into-local authority”) today, we are required to retransmit all qualifying broadcast signals in that market.  The FCC has adopted rules governing our carriage obligations for analog commercial and non-commercial stations.  The FCC has not adopted rules with respect to our carriage obligation for digital signals.  The digital transition in February 2009 will require all full-power broadcasters to cease transmission in analog and switch over to digital signals.  The switch to digital will provide broadcasters significantly greater capacity to provide high definition and multi-cast programming.  Depending upon what rules the FCC adopts, the carriage of digital signals on our DBS system could cause significant capacity constraints, and limit the number of local markets that can be served.  For instance, we would face substantial operational challenges if the FCC were to adopt a “HD carry-one, carry-all” requirement effective February 2009, under which we would be required to carry all broadcasters in HD if any broadcaster in that market is offered in HD.  We have proposed that the FCC provide sufficient time for DBS providers to construct satellites to meet any new requirements, and that any heightened capacity burden be phased-in over a number of years.  The FCC may adopt final digital HD must carry rules as soon as the FCC’s February 26, 2008 Open Meeting, but we cannot predict the exact timing or outcome of this proceeding.  The transition will also require resource-intensive efforts by us to transition all broadcast signals from analog to digital at hundreds of local receive facilities across the nation.

Digital Transition Education.  The digital transition in February 2009 will require all broadcasters to cease transmission in analog and switch over to digital signals.  The FCC has an open proceeding addressing the obligation of broadcasters and multi-channel video programming distributors to notify and educate viewers on the impact of the transition on their household.  It is possible that the FCC may require mandatory bill notification and public service announcements to be aired on DISH Network as a result of this proceeding.

Retransmission Consent. The Satellite Home Viewer Improvement Act (“SHVIA”), generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station.  If we fail to reach retransmission consent agreements with broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies which provide local signals.  While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities will require that we obtain additional retransmission agreements.  We cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short term.

Dependence on Cable Act for Program Access.  We purchase a large percentage of our programming from cable-affiliated programmers.  The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers were extended for another five-year period in September 2007.  Cable companies have appealed the FCC’s decision.  We cannot predict the outcome or timing of that litigation.  Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis.  Further, the FCC generally has not shown a willingness to enforce the program access rules aggressively.  As a result, we may be limited in our ability to obtain access (or nondiscriminatory access) to programming from programmers that are affiliated with the cable system operators.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  To the extent that cable operators deliver additional programming terrestrially in the future, they may assert that this additional programming is also exempt from the program access laws.  These restrictions on our access to programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

MDU Exclusivity.  The FCC has found that cable companies should not be permitted to have exclusive relationships with multiple dwelling units (e.g., apartment buildings).  That decision is under appeal, and we cannot predict the timing or outcome of that litigation.  Nonetheless, the FCC has now asked whether DBS and Private Cable Operators (“PCOs”) should be permitted to have similar relationships with multiple dwelling units.  If the cable exclusivity ban were to be extended to DBS providers, our ability to serve these types of buildings and communities would be adversely affected.

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

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2008 or 2009.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

SEGMENT REPORTING DATA AND GEOGRAPHIC AREA DATA

For operating segment and principal geographic area data for 2007, 2006 and 2005 see Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We had approximately 23,000 employees at December 31, 2007, most of whom are located in the United States.  We generally consider relations with our employees to be good.  Approximately 1,500 of these employees employed by ETC and other businesses transferred to EchoStar in connection with the Spin-off became employees of EchoStar as of January 1, 2008.

Although a total of approximately 33 employees in two of our field offices have voted to unionize, we are not currently a party to any collective bargaining agreements.  However, we are currently negotiating collective bargaining agreements at these offices.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.dishnetwork.com.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder.  Our code of ethics is available on our corporate website at http://www.dishnetwork.com.  In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table sets forth the name, age and offices with DISH Network of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	54	Chairman, Chief Executive Officer, President and Director
W. Erik Carlson	38	Executive Vice President, Operations
Thomas A. Cullen	48	Executive Vice President, Corporate Development
James DeFranco	55	Executive Vice President, Sales & Distribution, Travel/Events and Marketing, and Director
R. Stanton Dodge	40	Executive Vice President, General Counsel and Secretary
Bernard L. Han	43	Executive Vice President and Chief Financial Officer
Michael Kelly	46	Executive Vice President, Commercial and Business Services
Carl E. Vogel	50	Vice Chairman and Director
Stephen W. Wood	49	Executive Vice President, Chief Human Resources Officer

Charles W. Ergen.  Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of DISH Network since its formation and, during the past five years, has held various executive officer and director positions with DISH Network’s subsidiaries.  Mr. Ergen was appointed President of DISH Network in February 2008.  Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of DISH Network in 1980.

W. Erik Carlson.  Mr. Carlson was named Executive Vice President, Operations in February 2008 and is responsible for overseeing our home and commercial installations, customer service centers, internal customer billing and equipment retrieval and refurbishment operations.  Mr. Carlson previously was Senior Vice President of Retail Services, a position he held since mid-2006.  He joined DISH Network in 1995 and has held progressively larger operating roles over the years.

Thomas A. Cullen.  Mr. Cullen joined DISH Network in December 2006 as the Executive Vice President, Corporate Development.  Before joining DISH Network, Cullen served as President of TensorComm, a venture-backed wireless technology company.  From August 2003 to April 2005, Mr. Cullen was with Charter Communications Inc. (“Charter”), serving as Senior Vice President, Advanced Services and Business Development from August 2003 until he was promoted to Executive Vice President in August 2004.  From January 2001 to October 2002, Mr. Cullen was General Partner of Lone Tree Capital, a private equity partnership focused on investment opportunities in the technology and communications sector.

James DeFranco.  Mr. DeFranco is currently our Executive Vice President, Sales & Distribution, Travel/Events and Marketing and has held various executive officer and director positions with DISH Network since its formation.  Mr. DeFranco, along with Mr. Ergen and Mr. Ergen’s spouse, was a co-founder of DISH Network in 1980.

R. Stanton Dodge.  Mr. Dodge is currently the Executive Vice President, General Counsel and Secretary of DISH Network and is responsible for all legal affairs for DISH Network and its subsidiaries.  Since joining DISH Network in November 1996, he has held various positions in DISH Network’s legal department.

Bernard L. Han. Mr. Han was named Executive Vice President and Chief Financial Officer of DISH Network in September 2006 and is responsible for all accounting, finance and information technology functions of the Company.  From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.  Prior to October 2002, he held positions as Executive Vice President and Chief Financial Officer and Senior Vice President and Chief Marketing Officer at America West Airlines, Inc.

Michael Kelly.  Mr. Kelly is currently the Executive Vice President, Commercial and Business Services.  Mr. Kelly served as the Executive Vice President of DISH Network Service LLC and Customer Service from February 2004 until December 2005 and as Senior Vice President of DISH Network Service L.L.C. from March 2001 until February 2004.  Mr. Kelly joined DISH Network in March 2000 as Senior Vice President of International Programming following our acquisition of Kelly Broadcasting Systems, Inc.

Carl E. Vogel.  Mr. Vogel is currently serving as our Vice Chairman.  Mr. Vogel served as our President from September 2006 until February 2008 and has served on the Board of Directors and as Vice Chairman in charge of all financial and strategic initiatives since 2005.  From 2001 until 2005, Mr. Vogel served as the President and CEO of Charter, a publicly-traded company providing cable television and broadband services to approximately six million customers.  Mr. Vogel was one of our executive officers from 1994 until 1997, including serving as our President from 1995 until 1997 and was a key member of the executive team that created and launched DISH Network in 1996.  Mr. Vogel is also currently serving on the Board of Directors and the Audit Committee of Shaw Communications, Inc.

Stephen W. Wood.  Mr. Wood has served as our Executive Vice President and Chief Human Resources Officer since May 2006 and is responsible for all human resource functions of DISH Network and its subsidiaries.  Prior to joining DISH Network, Mr. Wood served as an Executive Vice President for Gate Gourmet International from 2004 to 2006 and practiced employment and labor law in Richmond, Virginia with McGuire Woods LLP, as well as held executive and directorial Human Resources positions at Cigna Healthcare from 2001 to 2004.

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such.  Pursuant to the Bylaws of DISH Network, executive officers serve at the discretion of the Board of Directors.

Mr. Ergen also serves as Chairman and Chief Executive Officer of EchoStar.  Pursuant to a management services agreement with EchoStar entered into in connection with the Spin-off, DISH Network has agreed to make certain of its key officers, including Mr. Dodge and Mr. Han, available to provide services to EchoStar.

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

We compete in the subscription television service industry against other DBS television providers, cable television and other system operators offering video, audio and data programming and entertainment services.  We compete with these providers and operators on a number of fronts, including programming, price, ancillary features and services such as availability and quality of HD programming, VOD services, DVR functionality and customer services, as well as subscriber acquisition and retention programs and promotions.  Many of our competitors have substantially greater financial, marketing and other resources than we have.  Our earnings and other operating metrics could be materially and adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.

We believe that the availability and extent of HD programming has become and will continue to be a significant factor in consumer’s choice among multi-channel video providers.  Although we believe we currently offer consumers a compelling amount of HD programming content, other multi-channel video providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped to increase their HD offerings to respond to increasing consumer demand for this content.  For example, cable companies are able to offer local network channels in HD in more markets than we can, and DirecTV could offer over 150 channels of HD programming by satellite in the near future.  We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD because we will not initially be in a position to offer local networks in HD in all of the markets that we serve.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to compete effectively with HD program offerings from other video providers.

Cable television operators have a large, established customer base, and many cable operators have made significant investments in programming.  Cable television operators continue to leverage their incumbency advantages relative to satellite operators by, among other things, bundling their video service with 2-way high speed Internet access and telephone services.  Cable television operators are also able to provide local and other programming in a larger number of geographic areas.  As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.

Some digital cable platforms currently offer a VOD service that enables subscribers to choose from an extensive library of programming selections for viewing at their convenience.  We are continuing to develop our own VOD service experience through automatic video downloads to hard drives in certain of our satellite receivers, the inclusion of broadband connectivity components in certain of our satellite receivers, and other technologies.  There can be no assurance that our VOD services will successfully compare with offerings from other video providers.

News Corporation owns an approximately 40% controlling interest in the DirecTV Group, Inc. (“DirecTV”).  In December 2006, Liberty Media Corporation (“Liberty”) agreed to exchange its 16.3% stake in News Corporation for News Corporation’s stake in DirecTV, together with regional sports networks in Denver, Pittsburg and Seattle.  Although the deal is currently delayed by regulatory approvals, it is expected to be completed in 2008.  News Corporation and Liberty each have ownership interests in diverse world-wide programming content and other related businesses.  These assets provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other valuable business opportunities.

In addition, DirecTV’s satellite receivers and services are offered through a significantly greater number of consumer electronics stores than ours.  As a result of this and other factors, our services are less well known to consumers than those of DirecTV.  Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV.  DirecTV also offers exclusive programming that may be attractive to prospective subscribers, and may have access to discounts on programming not available to us.  DirecTV launched a satellite in July 2007 with plans to launch another satellite in early 2008 in order to offer local and national programming in HD to most of the U.S. population.  Although we have launched our own HD initiatives, if DirecTV fully implements these plans, it may have an additional competitive advantage.

New entrants in the subscription satellite services business may also have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 13 million subscribers.

Most areas of the United States can receive between three and 10 free over-the-air broadcast channels, including local content most consumers consider important.  The FCC has allocated additional digital spectrum to these broadcasters, which can be used to transmit multiple additional programming channels.  Our business could be adversely affected by increased program offerings by traditional over-the-air broadcasters.

New technologies could also have an adverse effect on the demand for our DBS services.  For example, we face an increasingly significant competitive threat from the build-out of advanced fiber optic networks by companies such as Verizon Communications, Inc. (“Verizon”) and AT&T that allows them to offer video services bundled with traditional phone and high speed Internet directly to millions of homes.  In addition, telephone companies and other entities are implementing and supporting digital video compression over existing telephone lines which may allow them to offer video services without having to build new infrastructure.  We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

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

Our future subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in competition from existing competitors and new entrants offering more compelling promotions, customer satisfaction with our products and services including our customer service performance, whether we are able to offer promotions that customers view as compelling on cost effective terms, as well as our ability to successfully introduce new advanced products and services.  Competitor bundling of video services with 2-way high speed Internet access and telephone services may also contribute more significantly to churn over time.  There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically.  Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers and these subscribers typically churn at a higher rate.  In addition, if adverse conditions in the economy continue or conditions worsen, we would expect that our subscriber churn would increase.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to deteriorating economic conditions.

Additionally, as the size of our subscriber base increases, even if our churn percentage remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain our net subscriber growth rates.

Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods.  There can be no assurance that our existing security measures will not be further compromised or that any future security measures we may implement will be effective in reducing theft of our programming signals.

Increased subscriber acquisition and retention costs could adversely affect our financial performance.

In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of receiver systems in order to attract new DISH Network subscribers.  Our costs to acquire subscribers, and to a lesser extent our subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow.

In addition to new subscriber acquisition costs, we incur costs to retain existing subscribers.  In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment.  We generally lease receivers and subsidize installation of receiver systems under these subscriber retention programs.  We also upgrade or replace subscriber equipment periodically as technology changes.  As a consequence, our retention and our capital expenditures related to our equipment lease program for existing subscribers will increase, at least in the short term, to the extent we subsidize the costs of those upgrades and replacements.  Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers more aggressive promotions for HD receivers or receivers with other enhanced technologies, or for other reasons.

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

In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.

In addition, any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.

Satellite programming signals have been subject to theft, and we are vulnerable to subscriber fraud, which could cause us to lose subscribers and revenue.

Increases in theft of our signal, or our competitors’ signals, could also limit subscriber growth and cause subscriber churn to increase.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content.  However, our signal encryption has been compromised by theft of service, and even though we continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult, theft of our signal is increasing.  We cannot assure you that we will be successful in reducing or controlling theft of our service.

During 2005, we replaced our smart cards in order to reduce theft of our service.  However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service.  Nevertheless, these security measures are short-term fixes and we remain susceptible to additional signal theft.  Therefore, we have developed a plan to replace our existing smart cards and/or security chips to re-secure our signals for a longer term which will commence later this year and is expected to take approximately nine to twelve months to complete.  While our existing smart cards installed in 2005 remain under warranty, we could incur operational costs in excess of $50 million in connection with our smart card replacement program.

We are also vulnerable to fraud, particularly in the acquisition of new subscribers.  While we are addressing the impact of subscriber fraud through a number of actions, including eliminating certain payment options for subscribers, such as the use of pre-paid debit cards, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn.

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

We purchase a large percentage of our programming from cable-affiliated programmers.  The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers were extended for another five-year period in September 2007.  Cable companies have appealed the FCC’s decision.  We cannot predict the outcome or timing of that litigation.  Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis.  Further, the FCC generally has not shown a willingness to enforce the program access rules aggressively.  As a result, we may be limited in our ability to obtain access (or nondiscriminatory access) to programming from programmers that are affiliated with the cable system operators.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  To the extent that cable operators deliver additional programming terrestrially in the future, they may assert that this additional programming is also exempt from the program access laws.  These restrictions on our access to programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

We depend on others to produce programming.

We depend on third parties to provide us with programming services.  Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers.  Our programming agreements have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions.  We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term.  If we are unable to renew any of these agreements or the other parties cancel the agreements, we cannot assure you that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, we expect programming costs to continue to increase.  We may be unable to pass programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties any of which could have a material adverse effect on our business, financial condition and results of operations.  You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulation — FCC Regulation under the Communication Act” of this Annual Report on Form 10-K.

During January 2008, the U.S. Court of Appeals upheld a Texas jury verdict that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.

If we are unsuccessful in subsequent appeals or in defending against claims that our alternate technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event, we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.  We could also have to pay substantial additional damages.

We currently have no commercial insurance coverage on the satellites we own.

We do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of satellite failure.  We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites fails.  We could not, however, recover certain local markets, international and other niche programming.  Further, programming continuity cannot be assured in the event of multiple satellite losses.

We currently do not have adequate backup satellite capacity to recover all of the local network channels broadcast from our EchoStar X satellite in the event of a complete failure of that satellite.  Therefore, our ability to deliver local channels in many markets, as well as our ability to comply with SHVERA requirements without incurring significant additional costs, depends on, among other things, the continued successful commercial operation of EchoStar X.

We also depend on EchoStar VIII, which we now lease from EchoStar, to provide service for us in the continental United States at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected to occur in mid-year 2008.  Otherwise in the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.

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

In addition, the occurrence of future launch failures may materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  Please see further discussion under the caption “We currently have no commercial insurance coverage on the satellites we own” above.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our multi-channel video services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  You should review the disclosures relating to satellite anomalies set forth under Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites is 12 years.  We can provide no assurance, however, as to the actual useful lives of the satellites.

In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.   A relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to meet the operation deadlines associated with our authorizations.  Failure to meet those deadlines could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

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

Technology in the multi-channel video programming industry changes rapidly as new technologies are developed, which could cause our services and products to become obsolete.  We and our suppliers may not be able to keep pace with technological developments.  If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be impaired causing a reduction in our revenues and earnings.  We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 13 million subscribers.  For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior.  Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction.  In addition, delays in the delivery of components or other unforeseen problems in our DBS system may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of these types of employees is vigorous.  We may not be able to attract and retain these employees.  If we are unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.

We may have potential conflicts of interest with EchoStar.

Questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between EchoStar and us could arise include, but are not limited to, the following:

•
Cross officerships, directorships and stock ownership. We have significant overlap in directors and executive officers with EchoStar, which may lead to conflicting interests.  For instance, certain of our executive officers, including Charles W. Ergen, our Chairman and Chief Executive Officer, serve as executive officers of EchoStar.  Three of our executive officers provide management services to EchoStar pursuant to a management services agreement between EchoStar and us.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Furthermore, our board of directors includes persons who are members of the board of directors of EchoStar, including Mr. Ergen, who serves as the Chairman of EchoStar and us.  The executive officers and the members of our board of directors who overlap with EchoStar will have fiduciary duties to EchoStar’s shareholders.  For example, there will be the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, our directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from us, including Mr. Ergen, who owns approximately 50.0% of the total equity and controls approximately 80.0% of the voting power of each of EchoStar and us.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and EchoStar.

•
Intercompany agreements related to the Spin-off. We have entered into certain agreements with EchoStar pursuant to which we will provide EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar will pay us our cost plus an additional amount that is equal to a fixed percentage of our cost.  In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by us for certain of EchoStar’s businesses.  We have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar will, among other things, be obligated to sell to us at specified prices, set-top boxes and related equipment.  The terms of these agreements were established while EchoStar was a wholly-owned subsidiary of us and were not the result of arm’s length negotiations.  In addition, conflicts could arise between us and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.

•
Future intercompany transactions. In the future, EchoStar or its affiliates may enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between EchoStar and us and, when appropriate, subject to the approval of the disinterested directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•
Business Opportunities.  We have retained interests in various U.S. and international companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.  We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites.  In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against us in the subscription television business.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

We do not have any agreements with EchoStar that restrict us from selling our products to competitors of EchoStar. We also do not have any agreements with EchoStar that would prevent either company from competing with the other.

Our agreements with EchoStar may not reflect what two unaffiliated parties might have agreed to.

The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and us under the separation and other intercompany agreements we entered into with EchoStar in connection with the Spin-off of EchoStar from us do not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.

We depend on EchoStar for many services, including the design, manufacture and supply of digital set-top boxes.

EchoStar is our sole supplier of digital set-top boxes.  In addition, EchoStar is a key supplier of uplink, satellite transmission and other services to us.  Because purchases from DISH Network are made pursuant to contracts that generally expire on January 1, 2010, EchoStar will have no obligation to supply digital set-top boxes and satellite services to us after that date.  Therefore, if we are unable to extend these contracts with EchoStar, or we are unable to obtain digital set-top boxes and satellite services from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.

Furthermore, any transition to a new supplier of set-top boxes could result in increased costs, resources and development and customer qualification time. Any reduction in our supply of set-top boxes could significantly delay our ability to ship set-top boxes to our subscribers and potentially damage our relationships with our subscribers.

We rely on key personnel.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman and Chief Executive Officer and certain other executives.  The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.  Pursuant to a management services agreement with EchoStar entered into at the time of the Spin-off, we have agreed to make certain of our key officers available to provide services to EchoStar.  In addition Mr. Ergen also serves as Chairman and Chief Executive Officer of EchoStar.  To the extent Mr. Ergen and such other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

We are controlled by one principal stockholder.

Charles W. Ergen, our Chairman and Chief Executive Officer, currently beneficially owns approximately 50.0% of our total equity securities and possesses approximately 80.0% of the total voting power.  Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have (i)  a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We may pursue new acquisitions, joint ventures and other transactions to complement or expand our business which may not be successful.

Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;
•	possible adverse effects on our operating results during the integration process; and
•	our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses or be distributed to shareholders. Commitment of this capital may cause us to defer or suspend any share repurchases that we otherwise may have made.

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

Certain of these resellers also offer the products and services of our competition and may favor our competitors products and services over ours based on the relative financial arrangements associated with selling our products and those of our competitors.

We have substantial debt outstanding and may incur additional debt

As of December 31, 2007, our total debt, including the debt of our subsidiaries, was $6.126 billion.  Our debt levels could have significant consequences, including:

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

Our ability to increase earnings and to make interest and principal payments on our debt will depend in part on our ability to continue growing our business by maintaining and increasing our subscriber base.  This may require significant additional capital that may not be available to us or may only be available on terms that are not attractive to us.

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

In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.

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

Due to the substantial expenditures necessary to complete construction, launch and deployment of our DBS system and to obtain and service DISH Network customers, we have in the past sustained significant losses.  If we do not have sufficient income or other sources of cash, our ability to service our debt and pay our other obligations could be affected.  While we had net income of $756 million, $608 million and $1.515 billion for the years ended December 31, 2007, 2006 and 2005, respectively, we may not be able to sustain this profitability.  Improvements in our results of operations will depend largely upon our ability to increase our customer base while maintaining our price structure, effectively managing our costs and controlling churn.  We cannot assure you that we will be effective with regard to these matters.

We depend on few manufacturers, and in some cases a single manufacturer, for many components of consumer premises equipment; we may be adversely affected by product shortages.

We depend on relatively few sources, and in some cases a single source, for many components of the consumer premises equipment that we provide to subscribers in order to deliver our digital television services.  Following the Spin-off, we will depend solely on EchoStar for all of the set top boxes we sell or lease to subscribers.  Product shortages and resulting installation delays could cause us to lose potential future subscribers to our DISH Network service.

We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  This evaluation and testing of internal control over financial reporting includes internal control over financial reporting relating to our operations.  Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2007, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth certain information concerning our principal properties
Description/Use/Location	Segment(s) Using Property	Approximate Square Footage	Owned or Leased

Corporate headquarters, Englewood, Colorado*	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado*	ETC	144,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado*	ETC	124,000	Owned
EchoStar Data Networks engineering offices, Atlanta, Georgia	ETC	50,000	Leased
Digital broadcast operations center, Cheyenne, Wyoming*	DISH Network	143,000	Owned
Digital broadcast operations center, Gilbert, Arizona*	DISH Network	124,000	Owned
Regional digital broadcast operations center, Monee, Illinois*	DISH Network	45,000	Owned
Regional digital broadcast operations center, New Braunsfels, Texas*	DISH Network	35,000	Owned
Regional digital broadcast operations center, Quicksberg, Virginia*	DISH Network	35,000	Owned
Regional digital broadcast operations center, Spokane, Washington*	DISH Network	35,000	Owned
Regional digital broadcast operations center, Orange, New Jersey	DISH Network	8,800	Owned
Customer call center and data center, Littleton, Colorado*	DISH Network	202,000	Owned
Service center, Spartanburg, South Carolina	DISH Network	316,000	Leased
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	Owned
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer call center, Christiansburg, Virginia	DISH Network	103,000	Owned
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	79,000	Leased
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer call center, Alvin, Texas	DISH Network	60,000	Leased
Customer call center, Thornton, Colorado	DISH Network	55,000	Owned
Customer call center, Harlingen, Texas	DISH Network	54,000	Owned
Customer call center, Bluefield, West Virginia	DISH Network	50,000	Owned
Customer call center, Hilliard, Ohio	DISH Network	31,000	Leased
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	250,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	209,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse center, Denver, Colorado	DISH Network	44,000	Owned
Engineering offices and warehouse, Almelo, The Netherlands*	All Other	55,000	Owned
Engineering offices, Steeton, England*	All Other	43,000	Owned

*  As of January 1, 2008, these principal properties were transferred to EchoStar in connection with the Spin-off.  Following the Spin-off, we will lease certain of these properties back from EchoStar at what we believe are market rates.

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

The patents relate to various systems and methods related to the transmission of digital data.  The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California.  During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite.  In April 2006, DISH Network and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed.  That motion is pending.  In June and September 2006, the Court held Markman hearings on the ‘992, ‘863 and ‘720 patents, and issued a ruling during December 2006.

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

Channel Bundling Class Action

On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  We filed a motion to dismiss, which the court has not yet ruled upon.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Trial is not currently scheduled.  The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal.

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

Forgent

During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants.  The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent).  The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines.  Prior to trial, all of the other defendants settled with Forgent.  Forgent sought over $200 million in damages from DISH Network.  On May 21, 2007, the jury unanimously ruled in favor of DISH Network, finding the ‘746 patent invalid.  Forgent filed a motion for a new trial, which the District Court denied.   Forgent did not appeal, so the District Court’s finding of invalidity is now final.

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson.

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

Tivo Inc.

On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.  In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final.  The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings.  We are appealing the Federal Circuit’s ruling.

In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs.  This improved software is fully operational and has been automatically downloaded to current customers (the “Design-Around”).  We have formal legal opinions from outside counsel that conclude that our Design-Around does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $128 million in “Litigation expense” on our Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court.  This amount also includes the estimated cost of any software infringement prior to the Design-Around, plus interest subsequent to the jury verdict.

If the Federal Circuit’s decision is upheld and Tivo decides to challenge the Design-Around, we will mount a vigorous defense.  If we are unsuccessful in subsequent appeals or in defending against claims that the Design-Around infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.  We could also have to pay substantial additional damages.

Trans Video

In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent).  The patents relate to various methods related to the transmission of digital data by satellite.  On May 14, 2007, we reached a settlement with Trans Video which did not have a material impact on our results of operations.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “DISH.”  The sale prices shown below reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.  The high and low closing sale prices of our Class A common stock during 2007 and 2006 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.  The sales prices of our Class A common stock reported below are not adjusted to reflect the Spin-off.

2007	High	Low
First Quarter	$44.43	$38.21
Second Quarter	49.56	42.89
Third Quarter	46.81	38.00
Fourth Quarter	51.08	36.77

2006	High	Low
First Quarter	$29.98	$27.20
Second Quarter	32.25	29.85
Third Quarter	35.44	30.02
Fourth Quarter	38.45	32.07

As of February 19, 2008, there were approximately 11,435 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 19, 2008, 208,059,154 of the 238,435,208 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman and Chief Executive Officer and the remaining 30,376,054 were held in a trust for members of Mr. Ergen’s family. There is currently no trading market for our Class B common stock.

Spin-off.  On January 1, 2008, DISH Network spun off EchoStar as a separate publicly-traded company in the form of a stock dividend distributed to DISH Network shareholders.  DISH Network stockholders received for each share of common stock held on the record date for the Spin-off, 0.20 of a share of the same class of common stock of EchoStar.  On February 19, 2008, the closing sale price per share of our common stock on the Nasdaq Global Select Market was $30.33.

We currently do not intend to declare additional dividends on our common stock.  Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchase shares of our common stock from time to time.  See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans.  See Item 12 – Security Ownership of Certain Beneficial Owners and Management.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of our Class A common stock made by us for the period from October 1, 2007 through December 31, 2007.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
	(In thousands, except share data)
October 1 - October 31, 2007	-	$-	-	$625,811
November 1 - November 30, 2007	-	$-	-	$1,000,000
December 1 - December 31, 2007	-	$-	-	$1,000,000
Total	-	$-	-	$1,000,000

(a)	During the period from October 1, 2007 through December 31, 2007, we did not repurchase any of our Class A common stock pursuant to our repurchase program.

(b)
During November 2007, our Board of Directors authorized an increase in the maximum dollar value of shares that may be repurchased under our stock repurchase program, such that we are currently authorized to repurchase up to an aggregate of $1.0 billion of our outstanding shares through and including December 31, 2008.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data as of and for each of the five years ended December 31, 2007 have been derived from, and are qualified by reference to our Consolidated Financial Statements.  Certain prior year amounts have been reclassified to conform to the current year presentation.  See further discussion under Item 7. – “Explanation of Key Metrics and Other Items.”  This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2007, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
Statements of Operations Data	2007	2006	2005		2004	2003
	(In thousands, except per share data)
Revenue:
Subscriber-related revenue	$10,690,976	$9,422,274	$8,027,664		$6,724,757	$5,439,638
Equipment sales	362,185	362,098	367,968		364,929	285,551
Other	37,214	34,114	51,543		68,785	14,107
Total revenue	11,090,375	9,818,486	8,447,175		7,158,471	5,739,296
Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below	5,496,579	4,807,872	4,095,986		3,618,259	2,738,821
Satellite and transmission expenses (exclusive of depreciation shown below	180,687	147,450	134,545		112,238	79,322
Cost of sales – equipment	270,389	282,420	271,697		259,058	161,724
Cost of sales – other	11,333	7,260	23,339		33,265	3,496
Subscriber acquisition costs	1,570,415	1,596,303	1,492,581		1,527,887	1,312,068
General and administrative	624,251	551,547	456,206		398,898	336,267
Litigation expense	33,907	93,969	-		-	-
Depreciation and amortization	1,329,410	1,114,294	805,573		505,561	400,050
Total costs and expenses	9,516,971	8,601,115	7,279,927		6,455,166	5,031,748
Operating income (loss)	$1,573,404	$1,217,371	$1,167,248		$703,305	$707,548

Net income (loss)	$756,054	$608,272	$1,514,540	(1)	$214,769	$224,506

Basic net income (loss) available to common stockholders	$756,054	$608,272	$1,514,540		$214,769	$224,506
Diluted net income (loss) available to common stockholders	$765,571	$618,106	$1,560,688	(1)	$214,769	$224,506
Basic weighted-average common shares outstanding	447,302	444,743	452,118		464,053	483,098
Diluted weighted-average common shares outstanding	456,834	452,685	484,131		467,598	488,314
Basic net income (loss) per share	$1.69	$1.37	$3.35		$0.46	$0.46
Diluted net income (loss) per share	$1.68	$1.37	$3.22		$0.46	$0.46
Cash dividend per common share	$-	$-	$-		$1.00	$-

	As of December 31,
Balance Sheet Data	2007	2006	2005	2004	2003
	(In thousands)
Cash, cash equivalents and marketable investment securities	$2,788,196	$3,032,570	$1,181,361	$1,155,633	$3,972,974
Restricted cash and marketable investment securities	172,520	172,941	67,120	57,552	19,974
Cash reserved for satellite insurance	-	-	-	-	176,843
Total assets	10,086,529	9,768,696	7,410,210	6,029,277	7,585,018
Long-term debt and capital lease obligations (including current portion)	6,125,704	6,967,321	5,935,301	5,791,561	6,937,673
Total stockholders' equity (deficit)	639,989	(219,383)	(866,624)	(2,078,212)	(1,032,524)

	For the Years Ended December 31,
Other Data	2007	2006	2005	2004	2003
DISH Network subscribers, as of period end (in millions)	13.780	13.105	12.040	10.905	9.425
DISH Network subscriber additions, gross (in millions)	3.434	3.516	3.397	3.441	2.894
DISH Network subscriber additions, net (in millions)	0.675	1.065	1.135	1.480	1.245
Average monthly subscriber churn rate	1.70%	1.64%	1.65%	1.62%	1.57%
Average monthly revenue per subscriber ("ARPU")	$65.83	$62.78	$58.34	$55.26	$51.30
Average subscriber acquisition costs per subscriber ("SAC")	$656	$686	$693	$611	$491
Net cash flows from (in thousands):
Operating activities	$2,616,721	$2,279,242	$1,774,074	$1,001,442	$575,581
Investing activities	$(2,382,992)	$(1,993,953)	$(1,460,342)	$1,078,281	$(1,761,870)
Financing activities	$(976,016)	$1,022,147	$(402,623)	$(2,666,022)	$994,070

(1)
Net income in 2005 includes $593 million and $322 million resulting from the reversal and current year activity, respectively, of our recorded valuation allowance for those net deferred tax assets that we believe are more likely than not to be realized in the future (see Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Overview

We have historically positioned the DISH Network as the leading low-cost provider of multi-channel pay TV principally by offering lower cost programming packages.  At the same time we have sought to offer high quality programming, equipment and customer service.

We invest significant amounts in subscriber acquisition and retention programs based on our expectation that long-term subscribers will be profitable.  To attract subscribers, we subsidize the cost of equipment and installation and may also from time to time offer promotional pricing on programming and other services to increase our subscriber base.  We also seek to differentiate DISH Network through the quality of the equipment we provide to our subscribers, including our highly rated digital video recorder (“DVR”) and high definition (“HD”) equipment which we promote to drive subscriber growth and retention.  Subscriber growth is also impacted, positively and negatively, by customer service and customer experience in order, installation and troubleshooting interactions.

During 2007, our subscriber base continued to grow, but at a slower pace than in previous periods.  We believe that our slower subscriber growth was driven in part by competitive factors including the effectiveness of certain competitors’ promotional offers, the number of markets in which competitors offer local HD channels, and their aggressive marketing of such advantages.  Satellite launch delays at DISH Network have slowed its growth of local HD markets which in turn has delayed its own aggressive retention marketing efforts.   Subscriber growth was also affected by worsening economic conditions which included a slowdown in new housing starts.  Additional impacts to subscriber growth included operational inefficiencies at DISH Network and piracy and other forms of fraud.   Most of the factors described above have affected both the growth of new subscribers and the churn of existing customers.

Slower subscriber growth rates continued in the fourth quarter of 2007, during which we added 85,000 net new DISH Network subscribers.  This rate of growth was substantially lower than we have historically experienced on a quarterly basis for the reasons mentioned above, and was particularly slow given that we typically record relatively higher net subscriber growth rates in the fourth fiscal quarter of each year.

We believe opportunities exist to continue growing our subscriber base but whether we will be able to achieve net subscriber growth is subject to a number of risks and uncertainties, including those described elsewhere in this annual report.

The Spin-off.  Effective January 1, 2008, we completed the separation of the assets and businesses we owned and operated historically into two companies (the “Spin-off”):

•	DISH Network, through which we retain our pay-TV business, and

•
EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation, which holds the digital set top box business, certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DISH Network.

DISH Network and EchoStar now operate separately, and neither entity has any ownership interest in the other.  In connection with the Spin-off, DISH Network entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property which will have an impact in the future on several of our key operating metrics.

We believe that the Spin-off will enable us to focus more directly on the business strategies relevant to subscription television business, but we recognize that, particularly during 2008, we may experience disruptions and loss of synergies in our business due to the separation of the two businesses, which could in turn increase our costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operational Results and Goals

Adding new subscribers.  During 2007, DISH Network added 675,000 net new subscribers ending the year with approximately 13.780 million subscribers compared to approximately 13.105 million subscribers at December 31, 2006, an increase of 5.2%.  Although this growth rate was slower than in prior years and this deceleration continued in the fourth quarter, we intend to continue to seek to add new subscribers by offering compelling value-based consumer promotions in a disciplined manner.  These promotions include offers of free or low cost advanced consumer electronics products, such as receivers with multiple tuners, HD receivers, DVRs, HD DVRs and place shifting technology (“Slingbox”), as well as programming packages which we position to have a better “price-to-value” relationship than packages offered by our competitors.

However, there are many reasons we may not be able to maintain subscriber growth, which will depend in part on general economic conditions affecting demand for multi-channel video programming generally.  In addition, many of our competitors are better equipped than we are to offer video services bundled with broadband and other telecommunications services that may be attractive to prospective subscribers.  Our subscriber growth would also be negatively impacted to the extent our competitors offer more attractive consumer promotions or are perceived in the market as offering more compelling services, such as a broader range of HD programming or exclusive programming packages.

Minimize existing customer churn.  In order to continue growing our subscriber base, we must minimize our rate of customer turnover, or “churn.”  Our average monthly subscriber churn for the year ended December 31, 2007 was approximately 1.70%, a rate greater than we’ve experienced in recent years due mostly to high churn in the second half of 2007.  We attempt to contain churn by tailoring our promotions towards DVRs, HD, and other advanced products which attract customers who tend to churn at slower rates.  We continue to require and have lengthened service commitments from subscribers and have strengthened credit requirements.   Beyond these efforts, the competitive environment may require us to increase promotional spending substantially or accept lower subscriber acquisitions.  Moreover, given the increasing customer demand for advanced products such as DVRs and HD, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.

Reduce costs.  We believe that our low cost structure is one of our key competitive advantages and we continue to work aggressively to retain this position.  We are attempting to control costs by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, providing better subscriber education in the use of our products and services, and enhancing our training and quality assurance programs for our in-home service and call center representatives, all of which should reduce the number of in-home installation and service calls.  We believe that further standardization of our receiver systems, introduction of new installation technology and the migration away from relatively expensive and complex subscriber equipment installations may also reduce in-home service and customer service calls.  In addition, we hope to further reduce our customer service calls by simplifying processes such as billing and non-technical equipment issues.  However, these initiatives may not be sufficient to maintain or increase our operational efficiencies and we may not be able to continue to grow our operations cost effectively.

We also attempt to reduce subscriber acquisition and retention costs by lowering the overall cost of subsidized equipment we provide to new and existing customers and improving the cost effectiveness of our sales efforts.  Our principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new and existing subscribers rather than selling systems to them at little or no cost.  Leasing enables us to, among other things, reduce our future subscriber acquisition costs by redeploying equipment returned by disconnected lease subscribers.  We are further reducing the cost of subscriber equipment through our design and deployment of receivers with multiple tuners that allow the subscriber to receive our DISH Network services in multiple rooms using a single receiver, thereby reducing the number of receivers we deploy to each subscriber household.  Additionally, we continue to re-engineer our equipment to reduce the manufacturing costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

However, our overall costs to retain existing subscribers and acquire new subscribers, including amounts expensed and capitalized, both in the aggregate and on a per subscriber basis, may materially increase in the future to the extent that we respond to the competitive environment by introducing more aggressive promotions or newer, more expensive consumer electronics products.  In addition, expanded use of new compression technologies, such as MPEG-4 and 8PSK, will inevitably render some portion of our current and future receivers obsolete, and we will incur additional costs, which may be substantial, to upgrade or replace these receivers.  While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term.  Our subscriber acquisition and retention costs will increase to the extent we subsidize those costs for new and existing subscribers.

Prior to the Spin-off, our set-top boxes and other customer equipment and satellite, uplink and transmission services were recorded at cost.  Following the Spin-off, we will purchase set-top boxes from EchoStar at its cost plus an additional incremental amount that is equal to a fixed percentage of its cost.  The specific amounts that we pay for set-top boxes will depend on a variety of factors including the types of set-top boxes that we purchase.  In addition, we will purchase and/or lease satellite, uplink and transmission services from EchoStar at higher rates than we have traditionally paid.  The prices that we pay for these services will depend upon the nature of the services that we obtain from EchoStar and the competitive market for these services.  Furthermore, as part of the Spin-off, certain real estate was contributed to EchoStar and leased back to us and we will incur additional costs in the form of rent paid on these leases.  These additional anticipated costs are not reflected in our historical consolidated financial statements for periods prior to January 1, 2008.

Pursue growth initiatives.  Our ability to achieve future growth and success may require that we seek out opportunities to acquire other businesses or technologies to complement, enhance or expand our current business or products, or offer us other growth opportunities or that we make other significant investments in technologies or in alternative or expanded means of distributing our programming.  Any of these acquisitions, investments or other transactions may require that we commit significant capital that would otherwise be directed to investments in our existing businesses or available for distribution to our shareholders

Current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may limit our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may have a significant effect on our cost of financing and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms

The FCC announced on January 14, 2008 that we were qualified to participate in the FCC auction of the 700 MHz band.  The 700 MHz spectrum is being returned by television broadcasters as they move to digital from analog signals in early 2009.  The spectrum has significant commercial value because 700 MHz signals can travel long distances and penetrate thick walls.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  Based on published reports, however, we believe that any successful bidders will be required to expend significant amounts to secure and commercialize these licenses.  In particular if we were to participate and be successful in this auction we could be required to raise additional capital in order to secure and commercialize these licenses, which may not be available to us on attractive terms in the current credit market environment.  Moreover, there can be no assurance that successful bidders will be able to achieve a return on their investments in the 700MHz spectrum or to raise all the capital required to develop these licenses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, and international subscription television services, equipment rental fees, additional outlet fees from subscribers with multiple receivers, DVR fees, advertising sales, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue.  Therefore, not all of the amounts we include in “Subscriber-related revenue” are recurring on a monthly basis.

Effective the third quarter of 2007, we reclassified certain revenue from programmers from “Other” sales to “Subscriber-related revenue.”  All prior period amounts were reclassified to conform to the current period presentation.

Equipment sales. “Equipment sales” include sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers.  “Equipment sales” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers.  Following the Spin-off, our set-top box business, consisting of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers, is being operated by EchoStar, a separate, publicly-traded company.

“Other” sales. “Other” sales consist principally of satellite transmission revenue.

Effective in the third quarter of 2007, we reclassified certain revenue from programmers from “Other” sales to “Subscriber-related revenue.”  All prior period amounts were reclassified to conform to the current period presentation.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, copyright royalties, billing costs, residual commissions paid to our distributors, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.  All prior period amounts were reclassified to conform to the current period presentation.

Satellite and transmission expenses.  “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services.  Following the Spin-off, we lease satellite and transponder capacity on several satellites that we formerly owned, and we will incur higher satellite and transmission expenses with respect to that leased capacity.

Cost of sales – equipment.  “Cost of sales – equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold to an international DBS service provider and to other international customers.  “Cost of sales – equipment” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers.  Following the Spin-off, our set-top box business, consisting of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers, is being operated by EchoStar.

Cost of sales – other.  “Cost of sales – other” principally includes costs related to satellite transmission services.

Subscriber acquisition costs. In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems in order to attract new DISH Network subscribers.  Our “Subscriber acquisition costs” include the cost of our receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

SAC.  Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses.  Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions.  We include all the costs of acquiring subscribers (i.e. subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General and administrative expenses.  “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, accounting and finance, including  non-cash, stock-based compensation expense.  It also includes outside professional fees (i.e. legal, information systems and accounting services) and other items associated with facilities and administration.  Following the Spin-off, the general and administrative expenses associated with our set-top box business and certain infrastructure assets now held by EchoStar, including in particular research and development expenses for those businesses, will be incurred by EchoStar.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2007	2006	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$10,690,976	9,422,274	$1,268,702	13.5
Equipment sales	362,185	362,098	87	NM
Other	37,214	34,114	3,100	9.1
Total revenue	11,090,375	9,818,486	1,271,889	13.0

Costs and Expenses:
Subscriber-related expenses	5,496,579	4,807,872	688,707	14.3
% of Subscriber-related revenue	51.4%	51.0%
Satellite and transmission expenses	180,687	147,450	33,237	22.5
% of Subscriber-related revenue	1.7%	1.6%
Cost of sales - equipment	270,389	282,420	(12,031)	(4.3)
% of Equipment sales	74.7%	78.0%
Cost of sales - other	11,333	7,260	4,073	56.1
Subscriber acquisition costs	1,570,415	1,596,303	(25,888)	(1.6)
General and administrative	624,251	551,547	72,704	13.2
% of Total revenue	5.6%	5.6%
Litigation expense	33,907	93,969	(60,062)	(63.9)
Depreciation and amortization	1,329,410	1,114,294	215,116	19.3
Total costs and expenses	9,516,971	8,601,115	915,856	10.6

Operating income (loss)	1,573,404	1,217,371	356,033	29.2

Other income (expense):
Interest income	137,872	126,401	11,471	9.1
Interest expense, net of amounts capitalized	(405,319)	(458,150)	52,831	11.5
Other	(55,804)	37,393	(93,197)	NM
Total other income (expense)	(323,251)	(294,356)	(28,895)	(9.8)

Income (loss) before income taxes	1,250,153	923,015	327,138	35.4
Income tax benefit (provision), net	(494,099)	(314,743)	(179,356)	(57.0)
Net income (loss)	$756,054	$608,272	$147,782	24.3

Other Data:
DISH Network subscribers, as of period end (in millions)	13.780	13.105	0.675	5.2
DISH Network subscriber additions, gross (in millions)	3.434	3.516	(0.082)	(2.3)
DISH Network subscriber additions, net (in millions)	0.675	1.065	(0.390)	(36.6)
Average monthly subscriber churn rate	1.70%	1.64%	0.06%	3.7
Average monthly revenue per subscriber ("ARPU")	$65.83	$62.78	$3.05	4.9
Average subscriber acquisition costs per subscriber ("SAC")	$656	$686	$(30)	(4.4)
EBITDA	$2,847,010	$2,369,058	$477,952	20.2

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

DISH Network subscribers. As of December 31, 2007, we had approximately 13.780 million DISH Network subscribers compared to approximately 13.105 million subscribers at December 31, 2006, an increase of 5.2%.  DISH Network added approximately 3.434 million gross new subscribers for the year ended December 31, 2007, compared to approximately 3.516 million gross new subscribers during 2006, a decrease of approximately 82,000 gross new subscribers.  We believe our gross new subscriber additions have been and are likely to continue to be negatively impacted by increased competition, including the relative attractiveness of promotions and market perceptions of the availability of attractive programming, particularly the relative quantity of HD programming offered, operational inefficiencies which resulted in lower customer satisfaction with our products and services and adverse economic conditions.

DISH Network added approximately 675,000 net new subscribers for the year ended December 31, 2007, compared to approximately 1.065 million net new subscribers during 2006, a decrease of 36.6%.  This decrease primarily resulted from an increase in our subscriber churn rate, churn on a larger subscriber base, and the decrease in gross new subscribers discussed above.  Our percentage monthly subscriber churn for the year ended December 31, 2007 was 1.70%, compared to 1.64% for the same period in 2006.  We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, increased competition, an increase in non-pay disconnects primarily resulting from adverse economic conditions, continuing effects of customer commitment expirations, and increases in the theft of our signal or our competitors’ signals.  In addition, we also believe that churn was adversely affected by a number of operational inefficiencies which, among other things, impacted our customer service and overall customer experience.

We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase.  We believe we can reduce churn by improving customer service and other areas of our operations in which have recently experienced operational inefficiencies.  However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.

Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages and more compelling consumer electronic products and services, including DVRs, video on demand services, receivers with multiple tuners, HD programming, and HD and standard definition local channels.  We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $10.691 billion for the year ended December 31, 2007, an increase of $1.269 billion or 13.5% compared to 2006.  This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $65.83 during the year ended December 31, 2007 versus $62.78 during the same period in 2006.  The $3.05 or 4.9% increase in ARPU is primarily attributable to price increases in February 2007 and 2006 on some of our most popular programming packages, increased penetration of HD programming, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, other hardware related fees, fees for DVRs, and revenue from increased availability of standard definition and HD local channels by satellite.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Equipment sales.  “Equipment sales” totaled $362 million during each of the years ended December 31, 2007 and 2006.  During 2007, we experienced a slight increase in sales of non-DISH Network digital receivers and related components to international customers, offset by a decrease in domestic sales of DBS accessories.  A substantial portion of our “Equipment sales” in 2007 consisted of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers.  This set-top box business is, following the Spin-off, operated by EchoStar.  As a result, our “Equipment sales” are likely to be substantially lower in 2008 than those recorded in 2007.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $5.497 billion during the year ended December 31, 2007, an increase of $689 million or 14.3% compared to 2006.  The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers and the items discussed below that contributed to the increase in the expense to revenue ratio.  “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” increased to 51.4% from 51.0% in the year ended December 31, 2007 compared to 2006.  The increase in this expense to revenue ratio primarily resulted from increases in:  (i) programming costs, (ii) in-home service, refurbishment and repair costs for our receiver systems associated with increased penetration of our equipment lease programs, and (iii) bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill. These increases were partially offset by a decline in costs associated with our call center operations and in costs associated with our previous co-branding arrangement with AT&T.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $181 million during the year ended December 31, 2007, an increase of $33 million or 22.5% compared to 2006.  This increase primarily resulted from higher operational costs associated with our capital lease of Anik F3 which commenced commercial operations in April 2007 and the higher costs associated with our enhanced content platform including a broader distribution of more extensive HD programming.  “Satellite and transmission expenses” as a percentage of “Subscriber-related revenue” increased to 1.7% from 1.6% in the year ended December 31, 2007 compared to 2006.

Following the Spin-off, we are leasing satellite and transponder capacity on several satellites that we formerly owned.  As a result, we will, beginning January 1, 2008, record higher satellite and transmission expenses for this leased satellite capacity.  This will be offset to some extent by lower depreciation expense as we will no longer record depreciation on these satellites which are now owned by EchoStar.  Satellite and transmission expenses are likely to increase further in the future to the extent we increase the size of our owned and leased satellite fleet, obtain in-orbit satellite insurance, increase our uplinking capacity and launch additional HD local markets and other programming services.

Cost of sales – equipment.  “Cost of sales – equipment” totaled $270 million during the year ended December 31, 2007, a decrease of $12 million or 4.3% compared to 2006.  This decrease primarily resulted from a decline in charges for defective, slow moving and obsolete inventory and in the cost of non-DISH Network digital receivers and related components sold to international customers. These decreases were partially offset by an increase in the cost of domestic sales of DBS accessories.  “Cost of sales – equipment” as a percentage of “Equipment sales” decreased to 74.7% from 78.0% in the year ended December 31, 2007 compared to 2006. The decrease in the expense to revenue ratio is principally related to lower 2007 charges for defective, slow moving and obsolete inventory and an increase in margins on sales of non-DISH Network digital receivers and related components sold to international customers, partially offset by the decrease in margins on domestic sales of DBS accessories.  A substantial portion of our “Cost of sales – equipment” in 2007 consisted of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers.  This set-top box business is, following the Spin-off, operated by EchoStar.  As a result, our “Cost of sales – equipment” are likely to be substantially lower in 2008 than those recorded in 2007.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.570 billion for the year ended December 31, 2007, a decrease of $26 million or 1.6% compared to 2006.  The decrease in “Subscriber acquisition costs” was attributable to a decrease in gross new subscribers, a decrease in SAC discussed below and a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

SAC. SAC was $656 during the year ended December 31, 2007 compared to $686 during 2006, a decrease of $30, or 4.4%.  This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers and lower average equipment costs, partially offset by higher acquisition advertising.  As a result of the Spin-off, we are likely to incur higher SAC as we will be acquiring equipment, particularly digital receivers, from third parties.  This equipment was historically designed in-house and procured at our cost.  We initially expect to acquire this equipment from EchoStar at its cost, plus an additional amount representing an agreed margin on that cost.

During the years ended December 31, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $682 million and $817 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, decreased subscriber growth, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, lower average equipment costs and a reduction in accessory costs.

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

Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the years ended December 31, 2007 and 2006, these amounts totaled approximately $87 million and $121 million, respectively.

Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.  See further discussion under “Liquidity and Capital Resources – Subscriber Retention and Acquisition Costs.”

Litigation expense.  During the years ended December 31, 2007 and 2006, we recorded “Litigation expense” in the Tivo case of $34 million and $94 million, respectively. The $94 million reflects the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court.  The $34 million additional expense in 2007 represents the estimated cost of any software infringement prior to the implementation of the alternative technology, plus interest subsequent to the jury verdict.  See Note 9 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

General and administrative expenses.  “General and administrative expenses” totaled $624 million during the year ended December 31, 2007, an increase of $73 million or 13.2% compared to 2006.  This increase was primarily attributable to an increase in administrative costs to support the growth of the DISH Network and outside professional fees.  In addition, this increase primarily related to the expensing of the in-process research and development costs associated with the acquisition of Sling Media. “General and administrative expenses” represented 5.6% of “Total revenue” during each of the years ended December 31, 2007 and 2006. Following the Spin-off, we anticipate that “General and administrative expenses” should decline as overhead and other expenses, particularly research and development expenses, associated with the set-top box and certain infrastructure assets, are incurred at EchoStar.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $1.329 billion during the year ended December 31, 2007, an increase of $215 million or 19.3% compared to 2006.  The increase in “Depreciation and amortization” expense was primarily attributable to depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network, and the write-off of costs associated with obsolete fixed assets.  Several satellites and other infrastructure assets formerly owned by us were contributed to EchoStar in the Spin-off and, as a result, we will no longer record depreciation expense related to these assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized. “Interest expense” totaled $405 million during the year ended December 31, 2007, a decrease of $53 million or 11.5% compared to 2006.  This decrease primarily resulted from a net decrease in interest expense related to redemptions and issuances of debt during 2006 and 2007.

Other. “Other” expense totaled $56 million during the year ended December 31, 2007, a decrease of $93 million compared to “Other” income of $37 million during 2006.  The decrease in “Other” primarily resulted from $56 million in charges to earnings for other than temporary declines in fair value of our common stock investment in a foreign public company and a non-marketable investment security during 2007.  In addition, we had a decrease in net unrealized and realized gains during 2007 compared to 2006.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.847 billion during the year ended December 31, 2007, an increase of $478 million or 20.2% compared to 2006.  The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2007	2006
	(In thousands)
EBITDA	$2,847,010	$2,369,058
Less:
Interest expense, net	267,447	331,749
Income tax provision (benefit), net	494,099	314,743
Depreciation and amortization	1,329,410	1,114,294
Net income (loss	$756,054	$608,272

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

Income tax (provision) benefit, net.  Our income tax provision was $494 million during the year ended December 31, 2007, an increase of $179 million or 57.0% compared to during the same period in 2006. The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate due to changes in state apportionment percentages.  The year ended December 31, 2007 includes a deferred tax liability of $16 million related to the conversion of one of our subsidiaries to a limited liability company from a corporation in connection with the Spin-off.  In addition, the year ended December 31, 2007, includes a reversal of $4 million related to state tax valuation allowances.  The year ended December 31, 2006 includes a credit of $13 million related to the recognition of state net operating loss carry forwards ("NOLs") for prior periods.  During 2008, we expect our income tax provision to reflect statutory Federal and state tax rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Years
	Ended December 31,
	2007	2006
	(In thousands)
Adjusted income tax benefit (provision), net	$(474,581)	$(338,514)
Less:
Current year valuation allowance activity	3,845	(7,324)
Deferred tax liability corporate restructuring	15,673	-
Deferred tax asset for filed returns	-	5,319
Prior period adjustments to state NOLs	-	(13,461)
Amended state filings	-	(8,305)
Income tax benefit (provision), net	$(494,099)	$(314,743)

Net income (loss). Net income was $756 million during the year ended December 31, 2007, an increase of $148 million compared to $608 million in 2006.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2006	2005	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,422,274	$8,027,664	$1,394,610	17.4
Equipment sales	362,098	367,968	(5,870)	(1.6)
Other	34,114	51,543	(17,429)	(33.8)
Total revenue	9,818,486	8,447,175	1,371,311	16.2

Costs and Expenses:
Subscriber-related expenses	4,807,872	4,095,986	711,886	17.4
% of Subscriber-related revenue	51.0%	51.0%
Satellite and transmission expenses	147,450	134,545	12,905	9.6
% of Subscriber-related revenue	1.6%	1.7%
Cost of sales - equipment	282,420	271,697	10,723	3.9
% of Equipment sales	78.0%	73.8%
Cost of sales - other	7,260	23,339	(16,079)	(68.9)
Subscriber acquisition costs	1,596,303	1,492,581	103,722	6.9
General and administrative	551,547	456,206	95,341	20.9
% of Total revenue	5.6%	5.4%
Litigation expense	93,969	-	93,969	NM
Depreciation and amortization	1,114,294	805,573	308,721	38.3
Total costs and expenses	8,601,115	7,279,927	1,321,188	18.1

Operating income (loss)	1,217,371	1,167,248	50,123	4.3

Other income (expense):
Interest income	126,401	43,518	82,883	NM
Interest expense, net of amounts capitalized	(458,150)	(373,844)	(84,306)	(22.6)
Gain on insurance settlement	-	134,000	(134,000)	100.0
Other	37,393	36,169	1,224	3.4
Total other income (expense)	(294,356)	(160,157)	(134,199)	(83.8)

Income (loss) before income taxes	923,015	1,007,091	(84,076)	(8.3)
Income tax (provision) benefit, net	(314,743)	507,449	(822,192)	NM
Net income (loss)	$608,272	$1,514,540	$(906,268)	(59.8)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.105	12.040	1.065	8.8
DISH Network subscriber additions, gross (in millions)	3.516	3.397	0.119	3.5
DISH Network subscriber additions, net (in millions)	1.065	1.135	(0.070)	(6.2)
Average monthly subscriber churn rate	1.64%	1.65%	(0.01%)	(0.6)
Average monthly revenue per subscriber ("ARPU")	$62.78	$58.34	$4.44	7.6
Average subscriber acquisition costs per subscriber ("SAC")	$686	$693	$(7)	(1.0)
EBITDA	$2,369,058	$2,142,990	$226,068	10.5

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $9.422 billion for the year ended December 31, 2006, an increase of $1.395 billion or 17.4% compared to 2005.  This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Average monthly revenue per subscriber was $62.78 during the year ended December 31, 2006 versus $58.34 during the same period in 2005.  The $4.44 or 7.6% increase in ARPU was primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs, revenue from increased availability of standard and HD local channels by satellite, fees earned from our DishHOME Protection Plan, and HD programming.  This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.

Equipment sales.  “Equipment sales” totaled $362 million during the year ended December 31, 2006, a decrease of $6 million or 1.6% compared to 2005.  This decrease principally resulted from a decline in domestic sales of DBS accessories, partially offset by an increase in sales of non-DISH Network digital receivers and related components to international customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $4.808 billion during the year ended December 31, 2006, an increase of $712 million or 17.4% compared to 2005.  The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers together with an increase in refurbishment and repair costs for returned receiver systems, partially offset by the decline in costs associated with installation and other services related to our original agreement with AT&T.  “Subscriber-related expenses” represented 51.0% of “Subscriber-related revenue” for each of the years ended December 31, 2006 and 2005.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $147 million during the year ended December 31, 2006, an increase of $13 million or 9.6% compared to 2005.  This increase primarily resulted from higher operational costs associated with our capital leases of AMC-15 and AMC-16.  “Satellite and transmission expenses” totaled 1.6% and 1.7% of “Subscriber-related revenue” during the years ended December 31, 2006 and 2005, respectively.

Cost of sales – equipment.  “Cost of sales – equipment” totaled $282 million during the year ended December 31, 2006, an increase of $11 million or 3.9% compared to 2005.  This increase primarily resulted from an increase in charges for defective, slow moving and obsolete inventory.  “Cost of sales – equipment” represented 78.0% and 73.8% of “Equipment sales,” during the years ended December 31, 2006 and 2005, respectively.  The increase in the expense to revenue ratio principally related to higher charges for defective, slow moving and obsolete inventory in 2006.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.596 billion for the year ended December 31, 2006, an increase of $104 million or 6.9% compared to 2005.  The increase in “Subscriber acquisition costs” was primarily attributable to an increase in gross new subscribers and a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we did not incur subscriber acquisition costs.  This increase was also attributable to higher installation and acquisition advertising costs, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.  The introduction of new equipment resulted in a decrease in our cost per installation during 2006 compared to 2005; however, as a result of increased volume, our overall installation expense increased.

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

During the years ended December 31, 2006 and 2005, the amount of equipment capitalized under our lease program for new subscribers totaled $817 million and $862 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per receiver, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, increased redeployment of equipment returned by disconnecting lease program subscribers, and a reduction in accessory costs related to the introduction of less costly installation technology and our migration away from relatively expensive and complex subscriber equipment installations.

As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the years ended December 31, 2006 and 2005, these amounts totaled $121 million and $86 million, respectively.

General and administrative expenses.  “General and administrative expenses” totaled $552 million during the year ended December 31, 2006, an increase of $95 million or 20.9% compared to 2005.  This increase was primarily attributable to increased personnel and related costs to support the growth of the DISH Network, including, among other things, non-cash, stock-based compensation expense, outside professional fees and non-income based taxes. “General and administrative expenses” represented 5.6% and 5.4% of “Total revenue” during the years ended December 31, 2006 and 2005, respectively.  The increase in the ratio of those expenses to “Total revenue” was primarily attributable to increased infrastructure expenses to support the growth of the DISH Network, discussed above.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $1.114 billion during the year ended December 31, 2006, an increase of $309 million or 38.3% compared to 2005.  The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites placed in service and other depreciable assets placed in service to support the DISH Network.

Interest income. “Interest income” totaled $126 million during the year ended December 31, 2006, an increase of $83 million compared to 2005.  This increase principally resulted from higher cash and marketable investment securities balances and higher total percentage returns earned on our cash and marketable investment securities during 2006.

Interest expense, net of amounts capitalized. “Interest expense” totaled $458 million during the year ended December 31, 2006, an increase of $84 million or 22.6% compared to 2005.  This increase primarily resulted from a net increase in interest expense of $65 million related to the issuance of additional senior debt during 2006, net of redemptions, and an increase in prepayment premiums and write-off of debt issuance costs totaling $29 million, related to the redemption of certain outstanding senior debt during 2006.  This increase was partially offset by an increase in capitalized interest on the construction of satellites.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.369 billion during the year ended December 31, 2006, an increase of $226 million or 10.5% compared to 2005.  EBITDA for the year ended December 31, 2005 was favorably impacted by the $134 million “Gain on insurance settlement” and the year ended December 31, 2006 was negatively impacted by the $94 million “Litigation expense.”  Absent these items, our EBITDA for the year ended December 31, 2006 would have been $454 million or 22.6% higher than EBITDA in 2005.  The increase in EBITDA (excluding these items) was primarily attributable to changes in operating revenues and expenses discussed above.  The following table reconciles EBITDA to the accompanying financial statements:

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Years Ended
	December 31,
	2006	2005
	(In thousands)
EBITDA	$2,369,058	$2,142,990
Less:
Interest expense, net	331,749	330,326
Income tax provision (benefit), net	314,743	(507,449)
Depreciation and amortization	1,114,294	805,573
Net income (loss	$608,272	$1,514,540

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

Income tax benefit (provision), net.  Our income tax provision was $315 million during the year ended December 31, 2006 compared to a benefit of $507 million during 2005.  The income tax benefit for the year ended December 31, 2005 included credits of $593 million and $322 million to our provision for income taxes resulting from the reversal and current year activity, respectively, of our recorded valuation allowance.  The year ended December 31, 2006 includes a credit of $13 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods.  In addition, the year ended December 31, 2006, includes a credit of $8 million related to amended state filings.

	For the Years
	Ended December 31,
	2006	2005
	(In thousands)
Adjusted income tax benefit (provision), net	$(338,514)	$(378,687)
Less:
Valuation allowance reversal	-	(592,804)
Current year valuation allowance activity	(7,324)	(321,982)
Deferred tax asset for filed returns	5,319	28,650
Prior period adjustments to state NOLs	(13,461)	-
Amended state filings	(8,305)	-
Income tax benefit (provision), net	$(314,743)	$507,449

Net income (loss). Net income was $608 million during the year ended December 31, 2006, a decrease of $906 million compared to $1.515 billion in 2005.  Net income for the year ended December 31, 2005 was favorably impacted by the $915 million reversal of our recorded valuation allowance for deferred tax assets and the $134 million “Gain on insurance settlement.”  Net income for the year ended December 31, 2006 was unfavorably impacted by the Tivo litigation charge discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity during 2007 was cash generated by operating activities of $2.617 billion.  Our primary uses of cash during 2007 were for the purchases of property and equipment of $1.445 billion, redemption of our 5 ¾% Convertible Subordinated Notes due 2008 for $1.0 billion, acquisitions of strategic investments and FCC licenses for $489 million, including our acquisition of Sling Media Inc. in October 2007.

Cash, cash equivalents and marketable investment securities.  We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of December 31, 2007, our restricted and unrestricted cash, cash equivalents and marketable investment securities totaled $2.961 billion, including $173 million of restricted cash and marketable investment securities, compared to $3.206 billion, also including $173 million of restricted cash and marketable investment securities, as of December 31, 2006.  On January 1, 2008, we distributed $1.0 billion of our cash and cash equivalents to EchoStar in connection with the Spin-off.

The following discussion highlights our free cash flow and cash flow activities during the years ended December 31, 2007, 2006 and 2005.

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

During the years ended December 31, 2007, 2006 and 2005, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Consolidated Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Free cash flow	$1,172,199	$882,924	$267,680
Add back:
Purchases of property and equipment	1,444,522	1,396,318	1,506,394
Net cash flows from operating activities	$2,616,721	$2,279,242	$1,774,074

Free cash flow was $1.172 billion, $883 million and $268 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The improvement in free cash flow from 2006 to 2007 of $289 million resulted from an increase in “Net cash flows from operating activities” of $337 million, or 14.8%, partially offset by an increase in “Purchases of property and equipment” of $48 million, or 3.4%.  The increase in “Net cash flows from operating activities” was primarily attributable to a $602 million increase in net income, including changes in:  (i) “Depreciation and amortization” expense; (ii) “Deferred tax expense (benefit);” and (iii) “Realized and unrealized losses (gains) on investments.”  This increase was partially offset by a $272 million decrease in cash resulting from changes in operating assets and liabilities.  The 2007 increase in “Purchases of property and equipment” was primarily attributable to an increase in capital expenditures for satellite construction, and equipment under our lease program for existing subscribers, partially offset by increased spending for equipment under our lease program for new subscribers.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The improvement in free cash flow from 2005 to 2006 of $615 million resulted from an increase in “Net cash flows from operating activities” of $505 million, or 28.5%, and a decrease in “Purchases of property and equipment” of $110 million, or 7.3%.  The increase in “Net cash flows from operating activities” was primarily attributable to a $336 million increase in net income, net of changes in:  (i) “Deferred tax expense (benefit);” (ii) “Gain on insurance settlement;” and (iii) “Depreciation and amortization” expense.  A $161 million increase in cash resulting from changes in operating assets and liabilities also contributed to the increase.  The 2006 decrease in “Purchases of property and equipment” was primarily attributable to a decline in overall capital expenditures, including satellite construction, and equipment under our new subscriber lease program, partially offset by increased spending for equipment under our existing subscriber lease program.

Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business primarily to grow our subscriber base and to expand our infrastructure.  For the years ended December 31, 2007, 2006 and 2005, we reported net cash flows from operating activities of $2.617 billion, $2.279 billion, and $1.774 billion, respectively.  See discussion of changes in net cash flows from operating activities included in “Free cash flow” above.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, strategic investments and cash used to grow our subscriber base and expand our infrastructure.  For the years ended December 31, 2007, 2006 and 2005, we reported net cash outflows from investing activities of $2.383 billion, $1.994 billion and $1.460 billion, respectively.

The increase in net cash outflows from investing activities from 2006 to 2007 of $389 million primarily resulted from an increase in cash used for the purchases of strategic investments, including Sling Media, FCC licenses and capital expenditures, partially offset by a decrease in net purchases of marketable investment securities during 2007.

The decrease in cash flow from investing activities from 2005 to 2006 of $534 million primarily resulted from an increase in net purchases of marketable investment securities, partially offset by a decrease in cash used for capital expenditures during 2006.  Cash flow from investing activities for 2005 was favorably impacted by a $240 million insurance settlement.

Cash flows from financing activities. Our financing activities include net proceeds related to the issuance of long-term debt, and cash used for the repurchase or redemption of long-term debt, and capital lease obligations, mortgages or other notes payable, and repurchases of our Class A common stock.  For the years ended December 31, 2007 and 2005, we reported net cash outflows from financing activities of $976 million and $403 million, respectively.  For the year ended December 31, 2006, we reported net cash inflows from financing activities of $1.022 billion.

The decrease in cash flow from financing activities from 2006 to 2007 of $1.998 billion principally resulted from the following:

•	During February 2007, we redeemed $1.0 billion principal amount of our 5 3/4% Convertible Subordinated Notes due 2008.
•
During February 2006, we sold $1.5 billion principal amount of our 7 1/8% Senior Notes due 2016 and redeemed the remaining $442 million outstanding principal amount of our 9 1/8% Senior Notes due 2009.

•	During October 2006, we sold $500 million principal amount of our 7% Senior Notes due 2013 and redeemed the $500 million outstanding principal amount of our Floating Rate Senior Notes due 2008.
•	During 2006, we repurchased approximately 429,000 shares of our Class A common stock in open market transactions for a total cost of $12 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in cash flow from financing activities from 2005 to 2006 of $1.425 billion principally resulted from the 2006 transactions discussed above.  The repurchases of our Class A common stock unfavorably impacted 2005 compared to 2006.  We repurchased approximately 13.2 million shares at a total cost of $363 million during 2005 compared to 429,000 shares at a cost of $12 million during 2006.

Other Liquidity Items

Auction of spectrum for new services.  The FCC announced on January 14, 2008 that we were qualified to participate in the FCC auction of the 700 MHz band.  The 700 MHz spectrum is being returned by television broadcasters as they move to digital from analog signals in early 2009.  The spectrum has significant commercial value because 700 MHz signals can travel long distances and penetrate thick walls.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  Based on published reports, however, we believe that any successful bidders will be required to expend significant amounts to secure and commercialize these licenses.  In particular if we were to participate and be successful in this auction we could be required to raise additional capital in order to secure and commercialize these licenses, which may not be available to us on attractive terms in the current credit market environment.  Moreover, there can be no assurance that successful bidders will be able to achieve a return on their investments in the 700 MHz spectrum or to raise all the capital required to develop these licenses.

Subscriber turnover.  Our percentage monthly subscriber churn for the year ended December 31, 2007 was 1.70%, compared to 1.64% for the same period in 2006.  This year over year increase was mostly driven by churn results from the second half of 2007.  We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, increased competition, an increase in non-pay disconnects primarily resulting from adverse economic conditions, operational inefficiencies, continuing effects of customer commitment expirations, and increases in the theft of our signal or our competitors’ signals, as well as other forms of fraud.

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

We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rates will not increase.  We believe we can reduce churn by improving customer service and other areas of our operations.  However, given the increasing demand for advanced products such as DVRs and HD, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.  Additionally, as the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

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

Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content.  However, our signal encryption has been compromised by theft of service, and even though we continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult, theft of our signal is increasing.  We cannot assure you that we will be successful in reducing or controlling theft of our service.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During 2005, we replaced our smart cards in order to reduce theft of our service.  However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service.  Nevertheless, these security measures are short-term fixes and we remain susceptible to additional signal theft.  Therefore, we have developed a plan to replace our existing smart cards and/or security chips to re-secure our signals for a longer term which will commence later this year and is expected to take approximately nine to twelve months to complete.  While our existing smart cards installed in 2005 remain under warranty, we could incur operational costs in excess of $50 million in connection with our smart card replacement program.

We are also vulnerable to fraud, particularly in the acquisition of new subscribers.  While we are addressing the impact of subscriber fraud through a number of actions, including eliminating certain payment options for subscribers, such as the use of pre-paid debit cards, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn.

Subscriber acquisition and retention costs.  Our subscriber acquisition and retention costs can vary significantly from period to period which can in turn cause significant variability to our “Net income (loss)” and “Free cash flow” between periods.  Our “Subscriber acquisition costs,” SAC and “Subscriber-related expenses” may materially increase to the extent that we introduce more aggressive promotions in the future if we determine they are necessary to respond to competition, or for other reasons.

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

Several years ago, we began deploying satellite receivers capable of exploiting 8PSK modulation technology.  Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment.  As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites.  New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities.  We have also implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages and are converting all existing HD satellite receivers to the same technology.  This technology should result in further bandwidth efficiencies over time.  We have not yet determined the extent to which we will convert the DISH Network DBS System to these new technologies, or the period of time over which the conversions will occur.  Provided that EchoStar X continues to operate normally and other planned satellites are successfully deployed, this increased satellite capacity and our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.

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

In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment.  We generally lease receivers and subsidize installation of receiver systems under these subscriber retention programs.  As discussed above, we will have to upgrade or replace subscriber equipment periodically as technology changes.  As a consequence, our retention costs, which are included in “Subscriber-related expenses,” and our capital expenditures related to our equipment lease program for existing subscribers, will increase, at least in the short-term, to the extent we subsidize the costs of those upgrades and replacements.  Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers more aggressive promotions for HD receivers or receivers with other enhanced technologies, or for other reasons.

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

Obligations and Future Capital Requirements

Contractual obligations and off-balance sheet arrangements.  In general, we do not engage in off-balance sheet financing activities.  Future maturities of our outstanding debt and contractual obligations as of December 31, 2007 are summarized as follows:

Contractual obligations and off-balance sheet arrangements - Historical

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Long-term debt obligations	$5,525,000	$1,500,000	$-	$-	$1,025,000	$-	$3,000,000
Satellite-related obligations	2,125,234	721,053	309,957	142,291	110,272	78,557	763,104
Capital lease obligations	563,547	46,415	51,248	56,517	62,262	68,527	278,578
Operating lease obligations	72,758	27,504	19,491	13,912	6,624	2,416	2,811
Purchase obligations	1,524,899	1,405,978	55,921	40,290	11,000	11,000	710
Mortgages and other notes payable	37,157	4,039	4,764	3,148	2,955	3,174	19,077
Total	$9,848,595	$3,704,989	$441,381	$256,158	$1,218,113	$163,674	$4,064,280

Contractual obligations and off-balance sheet arrangements – adjustments related to Spin-off

As of the effective date of the Spin-off, DISH Network contributed to EchoStar contracts for satellites under construction and other long term obligations related to our fixed satellite service assets.  DISH Network will no longer have a direct obligation for these commitments.  In addition, as of the effective date of the Spin-off, DISH Network entered into agreements with EchoStar for facilities rental, uplink, satellite leases, and other services.  Commitments related to these contracts are detailed in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Satellite-related obligations	$(964,121)	$(363,684)	$(185,613)	$(90,247)	$(58,228)	$(52,517)	$(213,832)
Capital lease obligations	(370,241)	(38,575)	(42,803)	(47,420)	(52,463)	(57,971)	(131,009)
Operating lease obligations	(8,406)	(3,599)	(2,819)	(1,590)	(370)	(24)	(4)
Purchase obligations	539,336	302,557	236,822	(43)	-	-	-
Mortgages and other notes payable	(12,178)	(2,685)	(1,861)	(1,090)	(748)	(808)	(4,986)
Total	$(815,610)	$(105,986)	$3,726	$(140,390)	$(111,809)	$(111,320)	$(349,831)

Interest on Long-Term Debt

We have semi-annual cash interest requirements for our outstanding long-term debt securities (see Note 5 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for details), as follows:

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
3 % Convertible Subordinated Notes due 2010	June 30 and December 31	$15,000,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3 % Convertible Subordinated Notes due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7% Senior Notes due 2013	April 1 and October 1	$35,000,000

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We also have periodic cash interest requirements for our outstanding capital lease obligations, mortgages and other notes payable.  Future cash interest requirements for all of our outstanding long-term debt as of December 31, 2007 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Long-term debt	$1,935,747	$345,125	$287,625	$280,947	$272,362	$208,125	$541,563
Capital lease obligations, mortgages and other notes payable	263,349	47,338	43,022	38,253	33,038	27,292	74,406
Total	$2,199,096	$392,463	$330,647	$319,200	$305,400	$235,417	$615,969

Contractual obligations and off-balance sheet arrangements – adjustments related to Spin-off

As of the effective date of the Spin-off, we contributed certain long-term debt to EchoStar.  As such, we will no longer have an obligation for the associated cash interest payments as detailed in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Capital lease obligations, mortgages and other notes payable	$(130,967)	$(31,497)	$(27,893)	$(23,920)	$(19,556)	$(14,725)	$(13,376)
Total	$(130,967)	$(31,497)	$(27,893)	$(23,920)	$(19,556)	$(14,725)	$(13,376)

Satellite-Related Obligations

Satellites under Construction.  We have entered into contracts to construct new satellites which are contractually scheduled to be completed within the next three years, see “Item 1 – Business – Our Satellites.”  Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below.

•	During 2004, we entered into a contract for the construction of EchoStar XI which is expected to be launched mid-year 2008.

•	During 2007, we entered into a contract for the construction of EchoStar XIV, an SSL DBS satellite, which is expected to be completed during 2009.

In addition to our satellite discussed below under Capital Lease Obligations, we have also entered into a satellite service agreement to lease capacity on another satellite, see “Item 1 – Business – Our Satellites.”  Future commitments related to this satellite are included in the table above under “Satellite-related obligations.”

•
A Canadian DBS satellite, Ciel 2, which is currently expected to be launched in late 2008 and commence commercial operation at the 129 degree orbital location.  Our initial ten-year term lease for at least 50% capacity on the satellite will be accounted for as a capital lease.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.  Further, as of December 31, 2007, we had not procured launches for these satellites.  Our obligations will increase as we procure launches for these satellites.

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007.  We have leased all of the 32 Ku-band transponders on Anik F3 for a period of 15 years.

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

Purchase Obligations

Our 2008 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, and for products and services related to the operation of our DISH Network.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we have entered into numerous contracts to purchase programming content where our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content.  These programming commitments are not included in the table above.  The terms of our contracts typically range from one to ten years with annual rate increases.  Our programming expenses will continue to increase to the extent we are successful growing our subscriber base.  Programming expenses are included in “Subscriber-related expenses” in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Future capital requirements.  We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and investment balances and cash generated from operations.  Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing DISH Network subscribers.  There can be no assurance we will be successful in executing our business plan.  The amount of capital required to fund our future working capital and capital expenditure needs will vary, depending on, among other things, the rate at which we acquire new subscribers and the cost of subscriber acquisition and retention, including capitalized costs associated with our new and existing subscriber equipment lease programs.  The amount of capital required will also depend on the levels of investment necessary to support possible strategic initiatives including our plans to expand our national and local HD offering.  Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time.  Our working capital and capital expenditure requirements could increase materially in the event of, among other things, increased competition for subscription television customers, significant satellite failures, or general economic downturn.  These factors could require that we raise additional capital in the future.  There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.

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

Current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.

Credit Ratings

Our current credit ratings are Ba3 and BB- on our long-term senior notes as rated by Moody’s Investor Service (“Moody’s”) and Standard and Poor’s (“S&P”) Rating Service, respectively.  Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due.

With respect to Moody’s, the Ba3 rating for our senior debt indicates that the obligations are judged to have speculative elements and are subject to substantial credit risk.  For S&P’s, the BB- rating indicates the issuer is less vulnerable to nonpayment of interest and principal obligations than other speculative issues.  However, the issuer faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.

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

•
Capitalized satellite receivers.  Since we retain ownership of certain equipment provided pursuant to our subscriber equipment lease programs, we capitalize and depreciate equipment costs that would otherwise be expensed at the time of sale.  Such capitalized costs are depreciated over the estimated useful life of the equipment, which is based on, among other things, management’s judgment of the risk of technological obsolescence.  Because of the inherent difficulty of making this estimate, the estimated useful life of capitalized equipment may change based on, among other things, historical experience and changes in technology as well as our response to competitive conditions.

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

•
Acquisition of investments in non-marketable investment securities.  We calculate the fair value of our interest in non-marketable investment securities either at consideration given, or for non-cash acquisitions, based on the results of valuation analyses utilizing a discounted cash flow or DCF model.  The DCF methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•
Valuation of long-lived assets.  We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review.  We evaluate our satellite fleet for recoverability as one asset group,  see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flow from such asset or asset group is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group.  Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs.  Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

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

•
Stock- based compensation.  We account for stock–based compensation in accordance with the fair value recognition provisions of SFAS 123R.  We use the Black-Scholes option pricing model, which requires the input of subjective assumptions.  These assumptions include, among other things, estimating the length of time employees will retain their vested stock options before exercising them (expected term); the estimated volatility of our common stock price over the expected term (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures), see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation.

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

New Accounting Pronouncements

Revised Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 141R will have on our financial position and results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This pronouncement applies to other accounting standards that require or permit fair value measurements.  Accordingly, this statement does not require any new fair value measurement.  We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our financial position or our results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value.  We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial position or our results of operations.

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

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of December 31, 2007, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $2.961 billion.  Of that amount, a total of $2.384 billion was invested in:  (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  In connection with the Spin-off, we contributed $1.0 billion of our cash and cash equivalents to EchoStar on January 1, 2008.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2007 of 5.7%.  A hypothetical 10% decrease in interest rates would result in a decrease of approximately $14 million in annual interest income.  The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold.  However, the high quality of these investments (as assessed by independent rating agencies) reduces these risks.  The value of these investments can also be impacted by interest rate fluctuations.

At December 31, 2007, all of the $2.384 billion was invested in fixed or variable rate instruments or money market type accounts.  While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity.  Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio.  A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature.

Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes.  As of December 31, 2007, we held strategic and financial debt and equity investments of public companies with a fair value of $577 million.  These investments are highly speculative and are concentrated in a small number of companies.  During the same period, our strategic investments experienced volatility, which is likely to continue.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $58 million decrease in the fair value of that portfolio.  The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Continued

As of December 31, 2007, we had unrealized gains net of related tax effect of $30 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  During the year ended December 31, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities.  In addition, during the year ended December 31, 2007, we recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss) realized and unrealized net gains on marketable investment securities of $22 million.  During the year ended December 31, 2007, our strategic investments have experienced and continue to experience volatility.  If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Our other investment securities consist of the following:

As of
December 31,
Other Investment Securities	2007
(In thousands)
Cost method	$108,355
Equity method	68,127
Fair value method	11,404
Total	$187,886

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

We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company.  The debt which is convertible into the issuer’s publicly traded common shares is accounted for under the fair value method with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss).  We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model including the fair market value of the underlying common stock price as of that date.  During 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer.  Consequently, we account for the common share component of this investment under the equity method of accounting.  As a result of our change to equity method accounting, we evaluate the common share component of this investment on a quarterly basis to determine whether there has been a decline in the value that is other than temporary.  Because the shares are publicly traded, this quarterly evaluation considers the fair market value of the common shares in addition to the other factors described above for equity and cost method investments.

Item 7A.                UANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Continued

During the year ended December 31, 2007, we recognized unrealized net losses on our other investment security of $11 million accounted for under the fair value method of accounting.  In addition, during the year ended December 31, 2007, we recorded aggregate charges to earnings for other than temporary declines in the fair value of certain of our other investment securities of $56 million, and established a new cost basis for these securities.  Any “Cumulative translation adjustment” associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statement of Operations and Comprehensive Income (Loss).

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

As of December 31, 2007, we had fixed-rate debt, mortgages and other notes payable of $5.562 billion on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $5.589 billion using quoted market prices for our publicly traded debt, which constitutes approximately 90% of our debt, and an analysis based on certain assumptions discussed below for our private debt.  In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $149 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of December 31, 2007, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $35 million.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.                 OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DISH Network Corporation:

We have audited DISH Network Corporation’s (formerly EchoStar Communications Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DISH Network Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DISH Network Corporation (formerly EchoStar Communications Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DISH Network Corporation (formerly EchoStar Communications Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 26, 2008

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 18 of this report under the caption “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements	Page

		Report of KPMG LLP, Independent Registered Public Accounting Firm	F-2
		Consolidated Balance Sheets at December 31, 2007 and 2006	F-3
		Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2006 and 2007
		Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

	(3)	Exhibits

3.1(a)*
Amended and Restated Articles of Incorporation of DISH Network (incorporated by reference to Exhibit 3.1(a) on the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2003, Commission File No. 0-26176) as amended by the Certificate of Amendment to the Articles of Incorporation of DISH Network (incorporated by reference to Annex 1 on the Definitive Information Statement on Schedule 14C filed on December 31, 2007, Commission File No. 0-26176).

3.1(b)*
Amended and Restated Bylaws of DISH Network (incorporated by reference to Exhibit 3.1(b) on the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2003, Commission File No. 0-26176).

3.2(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

3.2(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of EDBS, Registration No. 333-31929).

4.1*
Registration Rights Agreement by and between DISH Network and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of DISH Network, Registration No. 33-91276).

4.2*
Indenture, relating to the 5 3/4% Convertible Subordinated Notes Due 2008, dated as of May 31, 2001 between DISH Network and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2001, Commission File No.0-26176).

4.3*
Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No.0-26176).

4.4*
Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No.0-26176).

4.5*
3% Convertible Subordinated Note due 2010 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No.0-26176).

4.6*
First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2003, Commission File No.0-26176).

4.7*
First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2003, Commission File No.0-26176).

4.8*
Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed February 3, 2006, Commission File No.0-26176).

4.9*
Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network filed October 18, 2006, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DISH Network, Registration No. 33-91276).**

10.3*	Amended and Restated DISH Network 1999 Stock Incentive Plan (incorporated by reference to Exhibit A to DISH Network’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.4*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of DISH Network, Registration No. 333-05575).**

10.5*	Amended and Restated 2001 Non-employee Director Stock Option Plan (incorporated by reference to Appendix A to DISH Network’s Definitive Proxy Statement on Schedule 14A dated April 7, 2006).**

10.6*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.7*
License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.8*
Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2002, Commission File No.0-26176).

10.9*
Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2003, Commission File No.0-26176).

10.10*
Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No.0-26176).

10.11*
Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2003, Commission File No.0-26176).

10.12*
Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.13*
Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.14*
Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.15*
Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*
Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*
Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2004, Commission File No.0-26176).

10.18*
Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2004, Commission File No.0-26176).

10.19*
Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.20*
Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.21*
Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.22*
Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.23*
Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network for the year ended December 31, 2004, Commission File No.0-26176).

10.24*
Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.25*
Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.26*
Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2005, Commission File No.0-26176).

10.27*
Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2005, Commission File No.0-26176).

10.28*
Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended June 30, 2005, Commission File No.0-26176).

10.29*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.30*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.31*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.32*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.33*
Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.34*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.35*
Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.36*
Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network filed July 7, 2005, Commission File No.0-26176).**

10.37*
Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2006, Commission File No.0-26176).

10.38*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 (File No. 001-33807) of EchoStar).

10.39*	Transition Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.1 to the Form 10 (File No. 001-33807) of EchoStar).

10.40*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 (File No. 001-33807) of EchoStar).

10.41*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 (File No. 001-33807) of EchoStar).

10.42*
Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., EchoStar DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 (File No. 001-33807) of EchoStar).

10.43*	Management Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.5 to the Form 10 (File No. 001-33807) of EchoStar).

21	Subsidiaries of DISH Network Corporation.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney authorizing signature of James DeFranco, Cantey Ergen, Steven R. Goodbarn, Gary Howard, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

_____________
           Filed herewith.
*           Incorporated by reference.
**           Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH NETWORK CORPORATION

By:	/s/ Bernard L. Han
Bernard L Han
Executive Vice President and Chief Financial Officer

Date:  February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chief Executive Officer and Chairman	February 25, 2008
Charles W. Ergen	(Principal Executive Officer)

/s/ Bernard L. Han	Executive Vice President and Chief Financial Officer	February 25, 2008
Bernard L. Han	(Principal Financial and Accounting Officer)

*	Director	February 25, 2008
James DeFranco

*	Director	February 25, 2008
Cantey Ergen

*	Director	February 25, 2008
Steven R. Goodbarn

*	Director	February 25, 2008
Gary S. Howard

*	Director	February 25, 2008
David K. Moskowitz

*	Director	February 25, 2008
Tom A. Ortolf

*	Director	February 25, 2008
Carl E. Vogel

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of KPMG LLP, Independent Registered Public Accounting Firm	F–2
Consolidated Balance Sheets at December 31, 2007 and 2006	F–3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	F–4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2006 and 2007	F–5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F–6
Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DISH Network Corporation:

We have audited the accompanying consolidated balance sheets of DISH Network Corporation and subsidiaries (formerly EchoStar Communications Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH Network Corporation and subsidiaries (formerly EchoStar Communications Corporation) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  As discussed in note 2 to the accompanying consolidated financial statements, during the fourth quarter of 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.  In accordance with the transition provisions of SAB No. 108, the Company recorded a cumulative increase, net of tax, to accumulated deficit as of January 1, 2006.  As discussed in note 3 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DISH Network Corporation’s (formerly EchoStar Communications Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Denver, Colorado
February 26, 2008

DISH NETWORK CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	As of December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,180,818	$1,923,105
Marketable investment securities	1,607,378	1,109,465
Trade accounts receivable, net of allowance for uncollectible accounts of $14,019 and $15,006, respectively	699,101	665,149
Inventories, net	306,915	237,507
Current deferred tax assets (Note 6)	342,813	548,766
Other current assets	108,113	115,549
Total current assets	4,245,138	4,599,541
Restricted cash and marketable investment securities	172,520	172,941
Property and equipment, net (Note 4)	4,058,189	3,765,596
FCC authorizations	845,564	748,101
Intangible assets, net (Note 2)	218,875	194,503
Goodwill (Note 2)	256,917	3,360
Other noncurrent assets, net (Note 2)	289,326	284,654
Total assets	$10,086,529	$9,768,696

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$314,825	$283,471
Deferred revenue and other	857,846	819,899
Accrued programming	914,074	913,687
Other accrued expenses	587,942	535,953
Current portion of capital lease obligations, mortgages and other notes payable (Note 5)	50,454	38,464
3% Convertible Subordinated Note due 2010 (Note 5)	500,000	-
5 3/4% Senior Notes due 2008	1,000,000	-
5 3/4% Convertible Subordinated Notes due 2008 (Note 5)	-	1,000,000
Total current liabilities	4,225,141	3,591,474

Long-term obligations, net of current portion:
3% Convertible Subordinated Note due 2010	-	500,000
5 3/4% Senior Notes due 2008	-	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 5)	550,250	403,857
Deferred tax liabilities	386,493	192,617
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	259,656	275,131
Total long-term obligations, net of current portion	5,221,339	6,396,605
Total liabilities	9,446,540	9,988,079

Commitments and Contingencies (Note 9)

Stockholders' Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 255,138,160 and 252,481,907 shares issued, 210,125,360 and 207,469,107 shares outstanding, respectively	2,551	2,525
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	2,033,865	1,927,897
Accumulated other comprehensive income (loss)	46,698	49,874
Accumulated earnings (deficit)	(84,456)	(841,010)
Treasury stock, at cost	(1,361,053)	(1,361,053)
Total stockholders' equity (deficit)	639,989	(219,383)
Total liabilities and stockholders' equity (deficit)	$10,086,529	$9,768,696

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Subscriber-related revenue	$10,690,976	$9,422,274	$8,027,664
Equipment sales	362,185	362,098	367,968
Other	37,214	34,114	51,543
Total revenue	11,090,375	9,818,486	8,447,175

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 4)	5,496,579	4,807,872	4,095,986
Satellite and transmission expenses (exclusive of depreciation shown below - Note 4)	180,687	147,450	134,545
Cost of sales - equipment	270,389	282,420	271,697
Cost of sales - other	11,333	7,260	23,339
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below - Note 4)	123,730	134,112	124,455
Other subscriber promotion subsidies	1,219,943	1,246,836	1,180,516
Subscriber acquisition advertising	226,742	215,355	187,610
Total subscriber acquisition costs	1,570,415	1,596,303	1,492,581
General and administrative	624,251	551,547	456,206
Litigation expense (Note 9)	33,907	93,969	-
Depreciation and amortization (Note 4)	1,329,410	1,114,294	805,573
Total costs and expenses	9,516,971	8,601,115	7,279,927

Operating income (loss)	1,573,404	1,217,371	1,167,248

Other Income (Expense):
Interest income	137,872	126,401	43,518
Interest expense, net of amounts capitalized	(405,319)	(458,150)	(373,844)
Gain on insurance settlement	-	-	134,000
Other	(55,804)	37,393	36,169
Total other income (expense)	(323,251)	(294,356)	(160,157)

Income (loss) before income taxes	1,250,153	923,015	1,007,091
Income tax (provision) benefit, net (Note 6)	(494,099)	(314,743)	507,449
Net income (loss)	$756,054	$608,272	$1,514,540

Foreign currency translation adjustments	8,793	7,355	(927)
Unrealized holding gains (losses) on available-for-sale securities	(12,655)	61,928	(10,327)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(4,944)	(34)	(36,346)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	5,630	(23,405)	(1,788)
Comprehensive income (loss)	$752,878	$654,116	$1,465,152

Denominator for basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$756,054	$608,272	$1,514,540
Diluted net income (loss) available to common stockholders (Note 2)	$765,571	$618,106	$1,560,688

Denominator for basic net income (loss) per share - weighted-average common shares outstanding	447,302	444,743	452,118
Denominator for diluted net income (loss) per share - weighted-average common shares outstanding	456,834	452,685	484,131
Net income (loss) per share:
Basic net income (loss)	$1.69	$1.37	$3.35
Diluted net income (loss)	$1.68	$1.37	$3.22

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands, except per share amounts)

						Accumulated
						Deficit and
						Accumulated
					Additional	Other
	Class A and B Common Stock				Paid-In	Comprehensive	Treasury
	Issued	Treasury	Outstanding	Amount	Capital	Income (Loss)	Stock	Total
Balance, December 31, 2004	487,464	(31,794)	455,670	$4,874	$1,764,973	$(2,848,059)	$(1,000,000)	$(2,078,212)
Issuance of Class A common stock:
Exercise of stock options	927	-	927	10	7,631	-	-	7,641
Employee benefits	-	393	393	-	(81)	-	13,136	13,055
Employee Stock Purchase Plan	97	-	97	1	2,397	-	-	2,398
Class A common stock repurchases, at cost	-	(13,183)	(13,183)	-	-	-	(362,512)	(362,512)
Deferred stock-based compensation recognized	-	-	-	-	302	-	-	302
Change in unrealized holding gains (losses) on available-for-sale securities, net	-	-	-	-	-	(46,673)	-	(46,673)
Foreign currency translation	-	-	-	-	-	(927)	-	(927)
Reversal of valuation allowance associated with stock-based compensation tax benefits	-	-	-	-	85,471	-	-	85,471
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	-	-	-	-	-	(1,788)	-	(1,788)
Other	-	-	-	-	81	-	-	81
Net income (loss)	-	-	-	-	-	1,514,540	-	1,514,540
Balance, December 31, 2005	488,488	(44,584)	443,904	$4,885	$1,860,774	$(1,382,907)	$(1,349,376)	$(866,624)
SAB 108 adjustments, net of tax of $37.4 million	-	-	-	-	-	(62,345)	-	(62,345)
Issuance of Class A common stock:
Exercise of stock options	1,520	-	1,520	15	21,475	-	-	21,490
Employee benefits	820	-	820	8	22,094	-	-	22,102
Employee Stock Purchase Plan	89	-	89	1	2,466	-	-	2,467
Class A common stock repurchases, at cost	-	(429)	(429)	-	-	-	(11,677)	(11,677)
Stock-based compensation, net of tax	-	-	-	-	20,430	-	-	20,430
Change in unrealized holding gains (losses) on available-for-sale securities, net	-	-	-	-	-	61,894	-	61,894
Foreign currency translation	-	-	-	-	-	7,355	-	7,355
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	-	-	-	-	-	(23,405)	-	(23,405)
Other	-	-	-	-	658	-	-	658
Net income (loss)	-	-	-	-	-	608,272	-	608,272
Balance, December 31, 2006	490,917	(45,013)	445,904	$4,909	$1,927,897	$(791,136)	$(1,361,053)	$(219,383)
Issuance of Class A common stock:
Exercise of stock options	2,111	-	2,111	21	51,790	-	-	51,811
Employee benefits	466	-	466	5	17,669	-	-	17,674
Employee Stock Purchase Plan	80	-	80	1	2,877	-	-	2,878
Stock-based compensation, net of tax	-	-	-	-	33,631	-	-	33,631
Change in unrealized holding gains (losses) on available-for-sale securities, net	-	-	-	-	-	(11,253)	-	(11,253)
Foreign currency translation	-	-	-	-	-	2,447	-	2,447
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	-	-	-	-	-	5,630	-	5,630
Other	-	-	-	-	-	500	-	500
Net income (loss)	-	-	-	-	-	756,054	-	756,054
Balance, December 31, 2007	493,574	(45,013)	448,561	$4,936	$2,033,864	$(37,758)	$(1,361,053)	$639,989

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$756,054	$608,272	$1,514,540
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,329,410	1,114,294	805,573
Equity in losses (earnings) of affiliates	5,866	4,749	(1,579)
Realized and unrealized losses (gains) on investments	45,620	(53,543)	(42,813)
Gain on insurance settlement	-	-	(134,000)
Non-cash, stock-based compensation recognized	23,016	17,645	302
Deferred tax expense (benefit) (Note 6)	398,931	259,396	(539,885)
Other, net	7,529	5,693	10,387
Change in noncurrent assets	2,657	54,462	21,756
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities.	(15,475)	26,018	(49,112)
Changes in current assets and current liabilities:
Trade accounts receivable	(25,764)	(190,218)	(5,653)
Allowance for doubtful accounts	(987)	3,483	1,981
Inventories	(88,364)	16,743	71,988
Other current assets	13,784	5,700	(20,052)
Trade accounts payable	32,019	47,182	(7,426)
Deferred revenue and other	25,473	54,082	(2,961)
Accrued programming and other accrued expenses	106,952	305,284	151,028
Net cash flows from operating activities	2,616,721	2,279,242	1,774,074

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,103,809)	(2,046,882)	(676,478)
Sales and maturities of marketable investment securities	2,616,142	1,474,662	552,521
Purchases of property and equipment	(1,444,522)	(1,396,318)	(1,506,394)
Proceeds from insurance settlement	-	-	240,000
Change in restricted cash and marketable investment securities	2,267	(1,243)	(16,728)
FCC auction deposits	-	-	1,555
FCC authorizations	(97,463)	-	(8,961)
Purchase of technology-based intangibles	-	-	(25,500)
Investment in Sling Media, net of in-process research and development and cash acquired (Note 2)	(319,928)	-	-
Purchase of strategic investments included in noncurrent assets and other	(71,903)	(27,572)	(19,822)
Proceeds from sale of strategic investment included in noncurrent assets	33,474	9,682	-
Other	2,750	(6,282)	(535)
Net cash flows from investing activities	(2,382,992)	(1,993,953)	(1,460,342)

Cash Flows From Financing Activities:
Proceeds from issuance of 7 1/8% Senior Notes due 2016	-	1,500,000	-
Proceeds from issuance of 7% Senior Notes due 2013	-	500,000	-
Redemption of 5 3/4% Convertible Subordinated Notes due 2008	(999,985)	-	-
Redemption of Floating Rate Senior Notes due 2008	-	(500,000)	-
Redemption and repurchases of 9 1/8% Senior Notes due 2009, respectively	-	(441,964)	(4,189)
Class A common stock repurchases (Note 7)	-	(11,677)	(362,512)
Deferred debt issuance costs	-	(14,210)	-
Repayment of capital lease obligations, mortgages and other notes payable	(43,723)	(41,015)	(45,961)
Net proceeds from Class A common stock options exercised and Class A common stock issued under Employee Stock Purchase Plan	54,674	23,957	10,039
Excess tax benefits recognized on stock option exercises	13,018	7,056	-
Net cash flows from financing activities	(976,016)	1,022,147	(402,623)

Net increase (decrease) in cash and cash equivalents	(742,287)	1,307,436	(88,891)
Cash and cash equivalents, beginning of period	1,923,105	615,669	704,560
Cash and cash equivalents, end of period	$1,180,818	$1,923,105	$615,669

The accompanying notes are an integral part of these consolidated financial statements.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Business Activities

Principal Business

DISH Network Corporation, formerly known as EchoStar Communications Corporation, is a holding company.  As of December 31, 2007, its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operated two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•
EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS receivers, antennae and other digital equipment for the DISH Network.  We refer to this equipment collectively as “receiver systems.”  ETC also designs, develops and distributes similar equipment for international customers.

We have deployed substantial resources to develop the “DISH Network DBS System.”  The DISH Network DBS System consists of our Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, digital broadcast operations centers, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.  Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.

Spin-off of Technology and Certain Infrastructure Assets

On September 25, 2007, we announced our intention to separate our technology and certain infrastructure assets into a separate publicly-traded company.  EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation, was incorporated in Nevada on October 12, 2007 to effect the separation.  We completed the separation into two companies (the “Spin-off”) on January 1, 2008.  DISH Network and EchoStar now operate independently, and neither entity has any ownership interest in the other.  The two entities consist of the following:

•	DISH Network Corporation, which retains its subscription television business, and

•
EchoStar Corporation, which holds the digital set-top box business, certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DISH Network.

In addition, as part of the Spin-off, DISH Network contributed approximately $1.0 billion of cash and cash equivalents to EchoStar.

Organization and Legal Structure

The following table summarizes our organizational structure and our principal subsidiaries as of December 31, 2007:

Referred to
Legal Entity	Herein As	Parent
DISH Network Corporation	DISH	Publicly owned
EchoStar Orbital Corporation	EOC	DISH
EchoStar Orbital L.L.C	EOC II	EOC
EchoStar DBS Corporation	EDBS	EOC
EchoStar Satellite L.L.C	ESLLC	EDBS
EchoStar Satellite Operating L.L.C	SATCO	ESLLC
Echosphere L.L.C	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service L.L.C	DNSLLC	EDBS

As of December 31, 2007, all of our DBS FCC licenses and 11 of our in-orbit satellites were owned by subsidiaries of EDBS.  EchoStar XI and our Ka-band satellites are held in EOC II, a sister company to EDBS.  Our satellite lease contracts are also held by a subsidiary of EDBS.  Substantially all of our operations are conducted by subsidiaries of EDBS.

2.           Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer.  When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used.  For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period.  Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives and royalty obligations.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.

Foreign Currency Translation

The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency.  However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period.  The difference is recorded to equity as a component of other comprehensive income (loss).  Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other miscellaneous income and expense.  Net transaction gains (losses) during 2007, 2006 and 2005 were not significant.

Statements of Cash Flows Data

The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash paid for interest	$405,915	$418,587	$372,403
Capitalized interest	18,088	20,091	7,597
Cash received for interest	97,575	73,337	34,623
Cash paid for income taxes	87,994	37,742	34,295
Employee benefits paid in Class A common stock	17,674	22,102	13,055
Satellites financed under capital lease obligations	198,219	-	191,950
Satellite and other vendor financing	-	15,000	1,940

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2007 and 2006 consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

As of December 31, 2007 and 2006, we had unrealized gains net of related tax effect of $30 million and $42 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  During the years ended December 31, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities.  During the year ended December 31, 2005, we recorded aggregate charges to earnings for other than temporary declines in the fair value of certain of our marketable investment securities of $25 million, and established a new cost basis for these securities.  In addition, during the years ended December 31, 2007, 2006 and 2005, we recognized realized and unrealized net gains (losses) on marketable investment securities and conversion of bond instruments into common stock of $22 million, $89 million and $34 million, respectively.

The fair value of our strategic marketable investment securities aggregated $577 million and $321 million as of December 31, 2007 and 2006, respectively.  These investments are highly speculative and are concentrated in a small number of companies.  Additionally, during the same period, our strategic investments, have experienced and continue to experience volatility.  If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category.  The unrealized losses on our investments in corporate securities represent investments in the marketable common stock of four companies in the satellite communication service, internet information and communications industries.  We are not aware of any specific factors which indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations.  In addition, we have the ability and intent to hold our investments in “Government bonds” until maturity when the government is required to redeem them at their full face value.

			As of December 31, 2007
	Primary	Maturity	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	in	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Months	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Corporate bonds	Temporary market fluctuations	1-13	$361,347	$(7,168)	$163,230	$(1,909)	$-	$-
Corporate equity securities	Temporary market fluctuations	N/A	186,352	(16,192)	2,124	(1,027)	-	-
Total			$547,699	$(23,360)	$165,354	$(2,936)	$-	$-

			As of December 31, 2006
			(In thousands)
Government bonds	Changes in Interest rates	1-24	$75,572	$(227)	$-	$-	$26,211	$(12)
Corporate equity securities...	Temporary market fluctuations	N/A	5,702	(2,179)	-	-	-	-
Total			$81,274	$(2,406)	$-	$-	$26,211	$(12)

Other Investment Securities.  We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Our other investment securities consist of the following:
	As of
	December 31,
Other Investment Securities	2007	2006
	(In thousands)
Cost method	$108,355	$97,827
Equity method	68,127	90,728
Fair value method	11,404	22,518
Total	$187,886	$211,073

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

We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company.  The debt which is convertible into the issuer’s publicly traded common shares is accounted for under the fair value method with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss).  We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model including the fair market value of the underlying common stock price as of that date.  During 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer.  Consequently, we account for the common share component of this investment under the equity method of accounting.  As a result of our change to equity method accounting, we evaluate the common share component of this investment on a quarterly basis to determine whether there has been a decline in the value that is other than temporary.  Because the shares are publicly traded, this quarterly evaluation considers the fair market value of the common shares in addition to the other factors described above for equity and cost method investments.  When impairments occur related to our foreign investments, any “Cumulative translation adjustment” associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statement of Operations and Comprehensive Income (Loss).

The changes in the fair value and impairments of our other investment securities consist of the following:

	For the Years Ended
	December 31,
Other Investment Securities	2007	2006	2005
	(In thousands)
Unrealized gains (losses), net	$(11,114)	$(14,885)	$38,751
Impairments	(55,619)	(18,043)	-
Total	$(66,733)	$(32,928)	$38,751

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

Restricted Cash and Marketable Investment Securities.  As of December 31, 2007 and 2006, restricted cash and marketable investment securities included amounts set aside as collateral for investments in marketable securities and our letters of credit.  Additionally, restricted cash and marketable investment securities as of December 31, 2007 and 2006 included $101 million in escrow related to our litigation with Tivo.

The major components of marketable investment securities and restricted cash are as follows:

			Restricted Cash and Marketable
	Marketable Investment Securities		Investment Securities
	As of December 31,		As of December 31,
	2007	2006	2007	2006
	(In thousands)
Government bonds	$-	$268,716	$58,894	$152,461
Corporate notes and bonds	1,254,538	519,554	-	-
Corporate equity securities	352,840	321,195	-	-
Restricted cash	-	-	113,626	20,480
Total	$1,607,378	$1,109,465	$172,520	$172,941

As of December 31, 2007, marketable investment securities and restricted cash include debt securities of $526 million with contractual maturities of one year or less and $787 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.  Proprietary products are built by contract manufacturers to our specifications.  We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our receivers and many components of our receiver systems.  Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead.

Inventories consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Finished goods - DBS	$159,960	$132,604
Raw materials	66,058	50,039
Work-in-process - service repair and refurbishment	67,542	51,870
Work-in-process - new	13,417	14,203
Consignment	14,677	1,669
Subtotal	$321,654	$250,385
Inventory allowance	(14,739)	(12,878)
Inventories, net	$306,915	$237,507

Property and Equipment

Property and equipment are stated at cost.  Cost includes capitalized interest of $18 million, $20 million, and $8 million during the years ended December 31, 2007, 2006 and 2005, respectively.  The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over lives ranging from one to forty years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and betterments are capitalized.

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

Sling Media Acquisition

On October 19, 2007, we acquired all remaining outstanding shares (94%) of Sling Media, Inc. ("Sling Media") for cash consideration of $342 million, including direct transaction costs of $8 million.  We also exchanged Sling Media employee stock options for our options to purchase approximately 342,000 of our common stock valued at approximately $16 million.  Sling Media, a leading innovator in the digital-lifestyle space, was acquired to allow us to offer new products and services to our subscribers.  This transaction was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).

The purchase consideration was allocated based on the preliminary fair values of identifiable tangible and intangible assets and liabilities as follows (in thousands):

Tangible assets	$28,779
Prepaid compensation costs	11,844
Other noncurrent assets (a)	(9,541)
Acquisition intangibles	61,800
In-process research and development	22,200
Goodwill	256,917
Total assets acquired	$371,999
Current liabilities	(19,233)
Long-term liabilities (b)	(10,922)
Net assets acquired	$341,844

(a)	Represents the elimination of our previously recorded 6% non-controlling interest in Sling Media.
(b)	Includes $8.5 million deferred tax liability related to the acquisition intangibles.

The total $62 million of acquired intangible assets resulting from the Sling Media transactions is comprised of technology-based intangibles and trademarks totaling approximately $34 million with estimated weighted-average useful lives of seven years, reseller relationships totaling approximately $24 million with estimated weighted-average useful lives of three years and contract-based intangibles totaling approximately $4 million with estimated weighted-average useful lives of four years.  The in-process research and development costs of $22 million were expensed to general and administrative expense upon acquisition in accordance with SFAS 141. The goodwill recorded as a result of the acquisition is not deductible for income tax purposes.

The business combination did not have a material impact on our results of operations for the year ended December 31, 2007 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2007.  Further, the business combination would not have had a material impact on our results of operations for the comparable period in 2006 had the business combination occurred on January 1, 2006.

Goodwill and Other Intangible Assets

We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  Our intangible assets consist of, among other things, FCC licenses.  Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

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

In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset” (“EITF 02-7”), we combine all our indefinite life FCC licenses into a single unit of accounting.  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts included current and projected subscribers.  In conducting our annual impairment test in 2007, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

During 2007, we participated in an FCC auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses with total winning bids of $57 million.  We transferred these licenses to EchoStar in the Spin-off.  Subsequent to the Spin-off, as described below, we entered into a commercial agreement with TerreStar Corporation and TerreStar Networks Inc. regarding these licenses.

As of December 31, 2007 and 2006, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2007		December 31, 2006
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$192,845	$(60,754)	$189,426	$(45,924)
Customer and reseller relationships	96,898	(70,433)	73,298	(50,142)
Technology-based	69,797	(9,478)	33,500	(5,655)
Total	$359,540	$(140,665)	$296,224	$(101,721)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to twenty years, was $40 million and $37 million for the years ended December 31, 2007 and 2006 respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2007 is as follows (in thousands):

For the Years Ending December 31,
2008	$37,037
2009	32,176
2010	30,209
2011	24,028
2012	23,182
Thereafter	72,243
Total	$218,875

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

We receive equity interests in content providers in consideration for or in conjunction with affiliation agreements.  We account for these equity interests received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”).  During the years ended December 31, 2007, 2006 and 2005, we made cash payments and entered into agreements in exchange for equity interests in certain entities.

During 2007 and 2006, we recorded approximately $8 million and $25 million, respectively, in “Other noncurrent assets” related to the fair value of equity interests that we received in exchange for entering into affiliation agreements with content providers.  These unconsolidated investments are accounted for under the cost method of accounting.  In accordance with the guidance under EITF 02-16, we recorded a corresponding amount as a deferred credit that is recognized as a reduction to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreements.  These deferred credits are included as a component of current “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our Consolidated Balance Sheets.

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

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses.  As of December 31, 2007, no taxing authority has proposed any significant adjustments to our tax positions.  We have no significant current tax examinations in process.

As a result of the implementation of FIN 48, we recognized a less than $1 million credit to “Accumulated earnings (deficit).”  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$10,445
Additions based on tax positions related to the current year	6,875
Additions for tax positions of prior years	2,840
Balance as of December 31, 2007	$20,160

We have $63 million in unrecognized tax benefits that, if recognized, would affect the effective tax rate.  We do not expect that the unrecognized tax benefit will change significantly within the next 12 months.

Accrued interest on tax positions are recorded as a component of interest expense and penalties in other income (expense).  During the year ended December 31, 2007, we recorded approximately $2 million in interest and penalty expense to earnings.  Accrued interest and penalties was $3 million at December 31, 2007.

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

The following table summarizes the book and fair values of our debt facilities at December 31, 2007 and 2006:

	As of December 31, 2007		As of December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
3% Convertible Subordinated Note due 2010	$-	$489,270	$500,000	$472,400
5 3/4% Senior Notes due 2008	1,000,000	997,500	1,000,000	993,750
6 3/8% Senior Notes due 2011	1,000,000	1,019,000	1,000,000	993,750
3% Convertible Subordinated Note due 2011	25,000	23,463	25,000	22,780
6 5/8% Senior Notes due 2014	1,000,000	995,000	1,000,000	971,250
7 1/8% Senior Notes due 2016	1,500,000	1,522,500	1,500,000	1,494,375
7 % Senior Notes due 2013	500,000	505,000	500,000	497,500
Mortgages and other notes payable	37,156	37,156	37,379	37,379
Subtotal	$5,062,156	$5,588,889	$5,562,379	$5,483,184
Capital lease obligations (1)	563,548	N/A	404,942	N/A
Total	$5,625,704	$5,588,889	$5,967,321	$5,483,184

 (1)         Pursuant to SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” disclosures regarding fair value of capital leases is not required.

As of December 31, 2007 and 2006, the book value is equal to or approximates fair value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities due to their short-term nature.

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (Note 5).

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered.  Revenue from our subscription television services is recognized when programming is broadcast to subscribers.  Programming payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue” in the Consolidated Balance Sheets until earned.  For certain of our promotions relating to our receiver systems, subscribers are charged an upfront fee.  A portion of this fee may be deferred and recognized over 48 to 60 months, depending on whether the fee is received from existing or new subscribers.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for equipment rental, additional outlets and fees for receivers with multiple tuners, high definition (“HD”) receivers, digital video recorders (“DVRs”), and HD DVRs, our DishHOME Protection Plan and other services are recognized as revenue, monthly as earned.  Revenue from equipment sales and equipment upgrades are recognized upon shipment to customers.

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

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.  “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, billing costs, residual commissions paid to distributors, direct marketers, retailers and telecommunications partners, refurbishment and repair costs related to our receiver systems, subscriber retention and other variable subscriber expenses.  These costs are recognized as the services are performed or as incurred.

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

Subscriber Acquisition Promotions

DISH Network subscribers have the choice of purchasing or leasing the satellite receiver and other equipment necessary to receive our programming.  We generally subsidize installation and all or a portion of the cost of our receiver systems in order to attract new DISH Network subscribers.  As a result of our promotions, most of our new subscribers choose to lease their equipment.

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

Subscriber Acquisition Costs. Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•
“Cost of sales – subscriber promotion subsidies” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•	“Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation.
•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH Network subscribers. Advertising costs are expensed as incurred.

Accounting for dealer sales under our promotions falls within the scope of EITF 01-9.  In accordance with that guidance, we characterize amounts paid to our independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber promotion subsidies.”  Our payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer.  We report the net cost from our various sales promotions through our independent dealer network as a component of “Other subscriber promotion subsidies.”  No net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are recognized as revenue.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs totaled $79 million, $57 million and $46 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The potential dilution from our subordinated notes convertible into common stock was computed using the “if converted method.”  Since we reported net income attributable to common stockholders for the years ending December 31, 2007, 2006 and 2005, the potential dilution from stock options exercisable into common stock for these periods was computed using the treasury stock method based on the average market value of our Class A common stock for the period.  The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share.  Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Numerator:
Numerator for basic net income (loss) per share - Net income (loss)	$756,054	$608,272	$1,514,540
Interest on dilutive subordinated convertible notes, net of related tax effect	9,517	9,834	46,148
Numerator for diluted net income (loss) per common share	$765,571	$618,106	$1,560,688

Denominator:

Denominator for basic net income (loss) per common share – weighted-average common shares outstanding	447,302	444,743	452,118
Dilutive impact of options outstanding	2,267	677	1,648
Dilutive impact of subordinated notes convertible into common shares	7,265	7,265	30,365
Denominator for diluted net income (loss) per share – weighted-average diluted common shares outstanding	456,834	452,685	484,131

Net income (loss) per share:
Basic net income (loss)	$1.69	$1.37	$3.35
Diluted net income (loss)	$1.68	$1.37	$3.22

Shares of Class A common stock issuable upon conversion of:
5 3/4% Convertible Subordinated Notes due 2008	-	23,100	23,100
3% Convertible Subordinated Note due 2010 (1)	6,866	6,866	6,866
3% Convertible Subordinated Note due 2011 (2)	399	399	399

(1)	Effective as of close of business on January 15, 2008, the conversion price was adjusted to $60.25 per share (8,298,755 shares) as a result of the Spin-off.
(2)	Effective as of close of business on January 15, 2008, the conversion price was adjusted to $51.88 per share (481,881 shares) as a result of the Spin-off.

As of December 31, 2007, 2006 and 2005 there were options to purchase 1.3 million, 10.2 million and 10.4 million shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to our long term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved.  As a consequence, the following are not included in the diluted EPS calculation:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Performance based options	10,112	11,007	11,199
Restricted Performance Units	617	725	545

New Accounting Pronouncements

Revised Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 141R will have on our financial position and results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This pronouncement applies to other accounting standards that require or permit fair value measurements.  Accordingly, this statement does not require any new fair value measurement.  We are required to adopt this statement as of January 1, 2008.   We do not expect the adoption of SFAS 157 to have a material impact on our financial position or our results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value.  We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial position or our results of operations.

3.           Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”) which (i) revises Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions.  Effective January 1, 2006, we adopted SFAS 123R under the modified prospective method.

Prior to January 1, 2006, we applied the intrinsic value method of accounting under APB 25 and applied the disclosure only provisions of SFAS 123.  Pro forma information regarding net income and earnings per share was required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement.  For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period on a straight-line basis.  We accounted for forfeitures as they occurred.  Compensation previously recognized was reversed in the event of forfeitures of unvested options.  The following table illustrates the effect on net income (loss) as if we had accounted for our stock-based compensation plans using the fair value method under SFAS 123:

For the Year Ended
December 31,
2005
(In thousands)
Net income (loss), as reported	$1,514,540
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	190

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(21,822)
Pro forma net income (loss)	$1,492,908

Basic income (loss) per share, as reported	$3.35
Diluted income (loss) per share, as reported	$3.22
Pro forma basic income (loss) per share	$3.30
Pro forma diluted income (loss) per share	$3.18

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Awards under these plans include both performance and non-performance based equity incentives.  As of December 31, 2007, we had options to acquire 20.9 million shares of our Class A common stock and 1.7 million restricted stock awards outstanding under these plans.  In general, stock options granted through December 31, 2007 have included exercise prices not less than the market value of our Class A common stock at the date of grant and a maximum term of ten years.  While historically our Board of Directors has issued options that vest at the rate of 20% per year, some option grants vest at a faster rate or immediately.  As of December 31, 2007, we had 66.3 million shares of our Class A common stock available for future grant under our stock incentive plans.

Our stock option activity (including performance and non-performance based options) for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007		2006		2005
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	22,741,833	$25.67	25,086,883	$24.43	17,734,216	$21.06
Granted	1,890,870	40.50	2,135,500	32.41	10,361,250	29.17
Exercised	(2,079,909)	24.88	(1,519,550)	14.14	(916,328)	8.32
Forfeited and cancelled	(1,614,391)	19.69	(2,961,000)	25.99	(2,092,255)	26.38
Total options outstanding, end of period	20,938,403	27.17	22,741,833	25.67	25,086,883	24.43
Performance based options outstanding, end of period *	10,111,750	20.28	11,006,750	18.87	11,199,250	17.72
Exercisable at end of period	5,976,459	34.73	6,568,883	32.85	6,914,133	29.54

* These options, which are included in the caption “Total options outstanding, end of period,” are pursuant to two separate long-term, performance-based stock incentive plans, discussed below.  Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of December 31, 2007.

We realized $14 million, $11 million, and $6 million of tax benefits from share options exercised during the years ended December 31, 2007, 2006 and 2005, respectively.  Based on the closing market price of our Class A common stock for the year ended December 31, 2007, the aggregate intrinsic value for the options outstanding was $258 million.  Of that amount, options with an aggregate intrinsic value of $44 million were exercisable at the end of the period.

As of December 31, 2007, 2006 and 2005, the grant date fair value of restricted stock awards (performance and non-performance based) outstanding was as follows:

	2007		2006		2005
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock awards outstanding, beginning of period	855,298	$30.88	644,637	$29.46	-	$-
Granted	1,039,580	37.94	331,329	33.27	711,303	29.44
Exercised	(30,000)	31.16	(20,000)	30.16	-	-
Forfeited and cancelled	(147,800)	30.44	(100,668)	29.83	(66,666)	29.25
Total restricted stock awards outstanding, end of period	1,717,078	35.18	855,298	30.88	644,637	29.46
Restricted performance units outstanding, end of period *	617,078	31.69	725,298	30.80	544,637	29.33

*These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” are pursuant to a long-term, performance-based stock incentive plan, discussed below.  Vesting of these restricted performance units is contingent upon meeting a long-term goal which management has determined is not probable as of December 31, 2007.

Exercise prices for options outstanding and exercisable as of December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.08 - $ 6.00	4,460,076	1.55	5.77	204,893	2.40	$5.15
$6.01 - $ 20.00	783,980	1.99	13.27	166,239	1.54	12.57
$20.01 - $ 29.00	1,837,307	6.55	27.63	1,593,407	6.70	27.55
$29.01 - $ 31.00	8,365,918	7.28	29.85	1,615,968	6.84	30.44
$31.01 - $ 40.00	3,121,248	7.65	33.95	1,296,852	6.62	33.79
$40.01 - $ 79.00	2,369,874	5.78	53.29	1,099,100	2.46	61.45
$0.08 - $ 79.00	20,938,403	5.68	27.17	5,976,459	5.65	34.73

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

In January 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of our 1999 Stock Incentive Plan.  The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the options is also contingent on achieving a Company specific subscriber goal within the ten-year term of each award issued under the 2005 LTIP.

Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the corresponding goal is probable.  Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while we did not believe achievement of either of the goals was probable as of December 31, 2007, that assessment could change with respect to either goal at any time.  In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met, we would have recorded total non-cash, stock-based compensation expense of $40 million and $91 million under the 1999 LTIP and the 2005 LTIP, respectively.  If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.  As of December 31, 2007, if we had determined each goal was probable, we would have expensed $37 million for the 1999 LTIP and $20 million for the 2005 LTIP.

Of the 20.9 million options outstanding under our stock incentive plans as of December 31, 2007, options to purchase 5.2 million shares and 4.9 million shares were outstanding pursuant to the 1999 LTIP and the 2005 LTIP, respectively.  These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued.  The weighted-average exercise price of these options is $10.62 under our 1999 LTIP and $30.49 under our 2005 LTIP.  The fair value of options granted during the year ended December 31, 2007 pursuant to the 2005 LTIP, estimated at the date of the grant using a Black-Scholes option pricing model, was $19.52 per option share.  Further, pursuant to the 2005 LTIP, there were also 617,078 outstanding restricted performance units as of December 31, 2007 with a weighted-average grant date fair value of $31.69.

Stock-Based Compensation

Total non-cash, stock-based compensation expense, net of related tax effect, is shown in the following table for the years ended December 31, 2007, 2006 and 2005, and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Subscriber-related	$584	$549	$-
Satellite and transmission	390	320	-
General and administrative	12,934	10,149	190
Total non-cash, stock based compensation	$13,908	$11,018	$190

As of December 31, 2007, our total unrecognized compensation cost related to our non-performance based unvested stock options was $44 million.  This cost is based on an assumed future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The fair value of each award for the years ended December 31, 2007, 2006 and 2005 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

Stock Options	For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.51% - 5.19%	4.49% - 5.22%	3.74% - 4.50%
Volatility factor	18.100% - 24.84	24.71% - 25.20%	20.75% - 27.05%
Expected term of options in years	2.50 - 10.00	6.04 - 10.00	4.38 - 10.00
Weighted-average fair value of options granted	$7.19 - $48.20	$6.30 - $17.78	$5.46 - $14.12

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

4.           Property and Equipment

Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2007	2006
		(In thousands)
Equipment leased to customers	2-5	$2,773,085	$2,374,121
EchoStar I	12	201,607	201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar V	9	203,511	205,996
EchoStar VI	12	244,305	245,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar X	12	177,192	177,192
EchoStar XII	10	190,051	190,051
Satellites acquired under capital leases (Note 5)	10	775,050	551,628
Furniture, fixtures, equipment and other	1-10	997,521	955,864
Buildings and improvements	1-40	260,153	250,627
Land	-	33,182	30,195
Construction in progress	-	772,661	433,843
Total property and equipment		$7,649,783	$6,637,611
Accumulated depreciation		(3,591,594)	(2,872,015)
Property and equipment, net		$4,058,189	$3,765,596

Construction in progress consists of the following:
	As of December 31,
	2007	2006
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$685,758	$380,774
Software related projects	8,802	21,429
Uplinking equipment	52,095	13,696
Other	26,006	17,944
Construction in progress	$772,661	$433,843

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Equipment leased to customers	$854,533	$686,125	$437,587
Satellites	245,349	231,977	197,495
Furniture, fixtures, equipment and other	179,854	152,204	126,125
Identifiable intangible assets subject to amortization	39,893	36,787	39,035
Buildings and improvements	9,781	7,201	5,331
Total depreciation and amortization	$1,329,410	$1,114,294	$805,573

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Our Satellites

As of December 31, 2007, we operated 14 satellites in geostationary orbit approximately 22,300 miles above the equator.  Of these 14 satellites, 11 were owned and three were leased.  The leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the terms of the satellite service agreements.  The satellite fleet is a major component of our DISH Network DBS System.  As reflected in the table below, we transferred six owned and two leased satellites to EchoStar in connection with the Spin-off.  As part of the transactions entered into between DISH Network and EchoStar in connection with the Spin-off, we also entered into satellite capacity agreements with EchoStar to lease satellite capacity on satellites owned by EchoStar and slots licensed by EchoStar.

				Degree	Useful
			Launch	Orbital	Life/
Satellites	Transferred (1)	Retained	Date	Location	Lease Term
Owned:
EchoStar I		X	December 1995	148	12
EchoStar II		X	September 1996	148	12
EchoStar III (2)	X		October 1997	61.5	12
EchoStar IV	X		May 1998	77	N/A
EchoStar V		X	September 1999	129	9
EchoStar VI (2)	X		July 2000	110	12
EchoStar VII		X	February 2002	119	12
EchoStar VIII (2)	X		August 2002	110	12
EchoStar IX (2)	X		August 2003	121	12
EchoStar X		X	February 2006	110	12
EchoStar XII (2)	X		July 2003	61.5	10

Leased:
AMC-15 (2)	X		December 2004	105	10
AMC-16	X		January 2005	85	10
Anik F3		X	April 2007	118.7	15

Under Construction:
EchoStar XI		X	Mid-Year 2008
EchoStar XIV		X	Late 2009
CMBStar	X		Late 2008
AMC-14	X		March 2008
Ciel 2		X	Late 2008
Three Ka/Ku band Satellites	X		2009 - 2011

(1)	As of January 1, 2008, these satellites were transferred to EchoStar in connection with the Spin-off.
(2)	After the Spin-off, DISH Network entered into satellite capacity agreements with EchoStar to lease satellite capacity on these satellites now owned or leased by EchoStar.

Satellite Anomalies

While we believe that overall our satellite fleet is generally in good condition, during 2007 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation.  We currently do not carry insurance for any of our owned in-orbit satellites.  We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail.  We could not, however, recover certain local markets, international and other niche programming in the event of such failure, with the extent of disruption dependent on the specific satellite experiencing the failure.  Further, programming continuity cannot be assured in the event of multiple satellite losses. In addition, as part of the Spin-off, we transferred EchoStar III, IV, VI, VIII, IX, XII, AMC-14, AMC-15, AMC-16 and CMBStar to EchoStar.

Recent developments with respect to certain of these satellites, including the satellites that we contributed to EchoStar as part of the Spin-off and that we currently lease, are discussed below.

EchoStar I.  EchoStar I can operate up to 16 transponders at 130 watts per channel.  Prior to 2007, the satellite experienced anomalies resulting in the possible loss of two solar array strings.  An investigation of the anomalies is continuing.  The anomalies have not impacted commercial operation of the satellite to date.  Even if permanent loss of the two solar array strings is confirmed, the original minimum 12-year design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power availability for the design life of the satellite.  However, there can be no assurance future anomalies will not cause further losses which could impact the remaining life or commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar II.  EchoStar II can operate up to 16 transponders at 130 watts per channel.  During February 2007, the satellite experienced an anomaly which prevented its north solar array from rotating.  Functionality was restored through a backup system.  The useful life of the satellite has not been affected and the anomaly is not expected to result in the loss of power to the satellite.  However, if the backup system fails, a partial loss of power would result which could impact the useful life or commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy.  As a result of past traveling wave tube amplifier (“TWTA”) failures on EchoStar III, TWTA anomalies caused 26 transponders to fail leaving a maximum of 18 transponders currently available for use.  Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of the 19 FCC authorized frequencies allocated to EchoStar III at the 61.5 degree location.  While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar IV.  EchoStar IV currently operates at the 77 degree orbital location, which is licensed by the government of Mexico to a venture in which we hold a minority interest.  The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel.  As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated.  There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar V.  EchoStar V was originally designed with a minimum 12-year design life.  Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed.  These issues have not impacted commercial operation of the satellite.  However, as a result of these anomalies and the relocation of the satellite, during 2005, we reduced the remaining estimated useful life of this satellite.  Prior to 2007, EchoStar V also experienced anomalies resulting in the loss of seven solar array strings.  During 2007, the satellite lost three additional solar array strings, one in June and two in October.  The solar array anomalies have not impacted commercial operation of the satellite to date.  Since EchoStar V will be fully depreciated in October 2008, the solar array failures (which will result in a reduction in the number of transponders to which power can be provided in later years), have not reduced the remaining useful life of the satellite.  However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar VI.  EchoStar VI, which is being used as an in-orbit spare, was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year useful life of the satellite.  Prior to 2007, EchoStar VI experienced anomalies resulting in the loss of 17 solar array strings.  During the fourth quarter 2007, five additional solar array strings failed, reducing the number of functional solar array strings to 86.  While the useful life of the satellite has not been affected, commercial operability has been reduced.  The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel.  The power reduction resulting from the solar array failures which currently limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode, is expected to decrease to 25 and 12, respectively, by September 2008.  The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar VII.  During 2006, EchoStar VII experienced an anomaly which resulted in the loss of a receiver.  Service was quickly restored through a spare receiver.  These receivers process signals sent from our uplink center, for transmission back to earth by the satellite.  The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite.  However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite.  In the event the spare receiver placed in operation following the 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the continental United States (“CONUS”) when operating in CONUS mode.  However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar VIII.  EchoStar VIII was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel.  EchoStar VIII also includes spot-beam technology.  This satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite.  However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.  We depend on leased capacity on EchoStar VIII to provide service to CONUS at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected mid-year 2008. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar IX.  EchoStar IX was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”).  The satellite also includes a C-band payload which is owned by a third party.  Prior to 2007, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations.  A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite.  During September 2007, the satellite experienced anomalies resulting in the loss of three solar array strings.  An investigation of the anomalies is continuing.  The anomalies have not impacted commercial operation of the satellite to date.  However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar X.  EchoStar X’s 49 spot beams use up to 42 active 140 watt TWTAs to provide standard and HD local channels and other programming to markets across the United States.  During January 2008, the satellite experienced an anomaly which resulted in the failure of one solar array circuit out of a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite.  The cause of the failure is still being investigated.  The design life of the satellite has not been affected.  However, there can be no assurance future anomalies will not cause further losses, which could impact commercial operation of the satellite or its useful life.  In the event our EchoStar X satellite experienced a significant failure, we would lose the ability to deliver local network channels in many markets.  While we would attempt to minimize the number of lost markets through the use of spare satellites and programming line up changes, some markets would be without local channels until a replacement satellite with similar spot beam capability could be launched and operational.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar XII.  EchoStar XII was designed to operate 13 transponders at 270 watts per channel, in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs.  We currently operate the satellite in CONUS mode.  EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite.  Since late 2004, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures.  The cause of the failures is still being investigated.  The design life of the satellite has not been affected.  However, these temporary and permanent failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.  The extent of this impact is being investigated.  There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

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

5.           Long-Term Debt

3% Convertible Subordinated Note due 2010

The 3% Convertible Subordinated Note, which was sold to AT&T in a privately negotiated transaction, matures July 21, 2010 and is convertible into 6,866,245 shares of our Class A common stock at the option of AT&T at $72.82 per share, subject to adjustment in certain circumstances.  Effective as of close of business on January 15, 2008, the conversion price was adjusted to $60.25 per share (8,298,755 shares) as a result of the Spin-off.  Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year.

The 3% Convertible Subordinated Note due 2010 is:

•	a general unsecured obligation;
•	ranked junior in right of payment with all of our existing and future senior debt;
•	ranked equal in right of payment to our existing convertible subordinated debt; and
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

The 5 3/4% Senior Notes are:

•	general unsecured senior obligations of EDBS;
•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

The 6 3/8% Senior Notes are:

•	general unsecured senior obligations of EDBS;
•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and
•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

3% Convertible Subordinated Note due 2011

The 3% Convertible Subordinated Note, which was sold to CenturyTel Service Group, LLC (“CTL”) in a privately negotiated transaction, matures August 25, 2011 and is convertible into 398,724 shares of our Class A common stock at the option of CTL at $62.70 per share, subject to adjustment in certain circumstances.  Effective as of close of business on January 15, 2008, the conversion price was adjusted to $51.88 per share (481,881 shares) as a result of the Spin-off.  Interest accrues at an annual rate of 3% and is payable semi-annually in cash, in arrears on June 30 and December 31 of each year.

The 3% Convertible Subordinated Note due 2011 is:

•	a general unsecured obligation;
•	ranked junior in right of payment with all of our existing and future senior debt;
•	ranked equal in right of payment to our existing convertible subordinated debt; and
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

The 6 5/8% Senior Notes are:

•	general unsecured senior obligations of EDBS;
•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and
•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

7 1/8% Senior Notes due 2016

On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016.  Interest accrues at an annual rate of 7 1/8% and is payable semi-annually in cash, in arrears on February 1 and August 1 of each year, commencing on August 1, 2006.

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

The 7 1/8% Senior Notes are:

•	general unsecured senior obligations of EDBS;
•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and
•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

The 7% Senior Notes are:

•	general unsecured senior obligations of EDBS;
•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and
•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
3% Convertible Subordinated Note due 2010	June 30 and December 31	$15,000,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
3% Convertible Subordinated Note due 2011	June 30 and December 31	$750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7 % Senior Notes due 2013	April 1 and October 1	$35,000,000

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Capital Lease Obligations, Mortgages and Other Notes Payable

Capital lease obligations, mortgages and other notes payable consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Satellites financed under capital lease obligations	$563,547	$404,942
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	10,906	11,856
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	8,139	8,659
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	13,248	13,955
Mortgages and other unsecured notes payable due in installments through 2017with interest rates ranging from approximately 2% to 21%	4,864	2,909
Total	$600,704	$442,321
Less current portion	(50,454)	(38,464)
Capital lease obligations, mortgages and other notes payable, net of current portion	$550,250	$403,857

Capital Lease Obligations

As of December 31, 2007, we leased four in-orbit satellites, discussed below, three of which are accounted for as capital leases pursuant to SFAS 13 and are depreciated over the terms of the satellite service agreements. Our AMC-15 and AMC-16 satellites were transfered to Echostar in connection with the Spin-off.

AMC-15.  We made monthly payments to SES Americom to lease all of the capacity on AMC 15, an FSS satellite, which commenced commercial operation during January 2005.  The ten-year satellite service agreement for this satellite was renewable by us on a year to year basis following the initial term, and provided us with certain rights to replacement satellites.

AMC-16.  We also made monthly payments to SES Americom to lease all of the capacity on AMC 16, an FSS satellite, which commenced commercial operation during February 2005.  The ten-year satellite service agreement for this satellite was renewable by us on a year to year basis following the initial term, and provided us with certain rights to replacement satellites.

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007.  We have leased all of the 32 Ku-band transponders capacity on Anik F3 for a period of 15 years.  In accordance with SFAS 13, we have accounted for this agreement as a capital lease asset by recording $223 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of $198 million.

As of December 31, 2007 and 2006, we had $775 million and $552 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $175 million and $108 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $66 million, $55 million and $53 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2007 are as follows:

For the Year Ending December 31,
2008	$134,351
2009	134,351
2010	134,351
2011	134,351
2012	134,351
Thereafter	616,025
Total minimum lease payments	1,287,780
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(475,576)
Net minimum lease payments	812,204
Less: Amount representing interest	(248,657)
Present value of net minimum lease payments	563,547
Less: Current portion	(46,415)
Long-term portion of capital lease obligations	$517,132

Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Long-term debt obligations	$5,525,000	$1,500,000	$-	$-	$1,025,000	$-	$3,000,000
Capital lease obligations, mortgages and other notes payable	600,704	50,454	56,012	59,665	65,217	71,701	297,655
Total	$6,125,704	$1,550,454	$56,012	$59,665	$1,090,217	$71,701	$3,297,655

6.           Income Taxes

As of December 31, 2007, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of $362 million and tax benefits related to credit carryforwards of $70 million.  We have recorded in 2007, tax benefits for state NOL carryforwards of $11 million.  The NOL’s begin to expire in the year 2020 and credit carryforwards will begin to expire in the year 2010.

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

As of December 31, 2007 and 2006, the Federal NOL includes amounts related to tax deductions for exercised options that have been allocated directly to contributed capital for exercised stock options totaling $90 million and $192 million, respectively.

Stock option compensation expenses for which an estimated deferred tax benefit was previously recorded exceeded the actual tax deductions allowed during 2007 and 2006.  Tax charges associated with the reversal of the prior tax benefit have been reported in “Additional paid-in capital” in accordance with APB 25 and SFAS 123R.  During 2007, 2006 and 2005, charges of $11 million, $7 million and $10 million, respectively, were made to additional paid-in capital.

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Current (provision) benefit:
Federal	$(27,312)	$(23,027)	$(15,864)
State	(66,844)	(29,502)	(14,958)
Foreign	(1,012)	(2,818)	(1,614)
	(95,168)	(55,347)	(32,436)
Deferred (provision) benefit:
Federal	(378,514)	(304,896)	(363,457)
State	(23,902)	38,467	(11,692)
Foreign	(360)	(291)	247
Decrease (increase) in valuation allowance	3,845	7,324	914,787
	(398,931)	(259,396)	539,885
Total benefit (provision)	$(494,099)	$(314,743)	$507,449

The actual tax provisions for 2007, 2006 and 2005 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2007	2006	2005
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(4.3)	0.7	(1.7)
Foreign taxes and income not U.S. taxable	(0.2)	(0.3)	(0.1)
Stock option compensation	(0.2)	0.2	(0.5)
Deferred tax asset adjustment for filed returns	0.1	(0.6)	(2.8)
Other	(0.2)	0.1	(0.3)
Decrease (increase) in valuation allowance	0.3	0.8	90.8
Total benefit (provision) for income taxes	(39.5)	(34.1)	50.4

The year ended December 31, 2007 includes a deferred tax liability of $16 million related to the conversion of one of our subsidiaries to a limited liability company from a corporation in connection with the Spin-off.

The year ended December 31, 2006 includes a credit of $14 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods.  In addition, the year ended December 31, 2006, includes a credit of $8 million related to amended state filings.  The income tax benefit for the year ended December 31, 2005 included credits of $593 million and $322 million to our provision for income taxes resulting from the reversal and current year activity, respectively, of our recorded valuation allowance.

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	As of December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$196,465	$594,742
Unrealized losses on investments	68,602	47,593
Accrued expenses	68,602	96,716
Stock compensation	10,429	8,128
Deferred revenue	79,189	67,329
FIN 48 amounts	5,876	-
Other	13,079	12,408
Total deferred tax assets	442,242	826,916
Valuation allowance	-	(4,034)
Deferred tax asset after valuation allowance	442,242	822,882

Deferred tax liabilities:
Equity method investments	(13,119)	(14,363)
Depreciation and amortization	(439,687)	(432,072)
State taxes net of federal effect	(14,060)	6,111
Other	(19,056)	(26,409)
Total deferred tax liabilities	(485,922)	(466,733)
Net deferred tax asset (liability)	$(43,680)	$356,149

Current portion of net deferred tax asset (liability)	$342,813	$548,766
Noncurrent portion of net deferred tax asset (liability)	(386,493)	(192,617)
Total net deferred tax asset (liability)	$43,680	$356,149

The December 31, 2006 deferred tax assets and liabilities have been reclassified to conform to the current year presentation.

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

Common Stock Repurchase Programs

During 2004, our Board of Directors authorized the repurchase of an aggregate of up to $1.0 billion of our Class A common stock.  Prior to 2007, we purchased a total of 13.6 million shares for $374 million under this plan.  During November 2007, our Board of Directors authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to an aggregate of $1.0 billion of our outstanding shares through and including December 31, 2008.  We did not repurchase any of our Class A common stock pursuant to our repurchase program discussed above during the period from January 1, 2007 through December 31, 2007.  Our share repurchase program does not require us to acquire any specific number or amount of securities and may be terminated at any time.

8.           Employee Benefit Plans

Employee Stock Purchase Plan

During 1997, the Board of Directors and stockholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997.  During 2006, this plan was amended for the purpose of registering an additional 1,000,000 shares of Class A common stock and was approved by the stockholders at our Annual Meeting held on May 11, 2006 by the requisite vote of stockholders.  Under the ESPP, we are now authorized to issue a total of 1,800,000 shares of Class A common stock.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During 2007, 2006 and 2005 employees purchased approximately 80,000, 89,000, and 97,000 shares of Class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,000 per employee.  During the first quarter of 2008, this amount increased to $1,500.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled $2 million, $2 million and less than $1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in our stock.  Discretionary stock contributions, net of forfeitures, were $20 million, $18 million and $15 million relating to the 401(k) Plan years ended December 31, 2007, 2006 and 2005, respectively.

9.           Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:
	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Satellite-related obligations	$2,125,234	$721,053	$309,957	$142,291	$110,272	$78,557	$763,104
Operating lease obligations	72,758	27,504	19,491	13,912	6,624	2,416	2,811
Purchase obligations	1,524,899	1,405,978	55,921	40,290	11,000	11,000	710
Total	$3,722,891	$2,154,535	$385,369	$196,493	$127,896	$91,973	$766,625

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Satellite-Related Obligations

Satellites under Construction.  As of December 31, 2007, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next three years.  Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below. As indicated below, certain of these contracts were transferred to EchoStar in connection with the Spin-off.

•	During 2004, we entered into a contract for the construction of EchoStar XI which is expected to be launched mid-year 2008.

•
The CMBStar satellite is an S-band satellite intended to be used in EchoStar’s mobile video project in China and is scheduled to be completed during the second half of 2008.  If the required regulatory approvals are obtained and contractual conditions are satisfied, the transponder capacity of that satellite will be leased to a Hong Kong joint venture, which in turn will sublease a portion of the transponder capacity to an affiliate of a Chinese regulatory entity. The CMBStar Contract was transferred to EchoStar in the Spin-off.

•	Three additional Ka and/or Ku-band satellites are contractually scheduled to be completed between 2009 and 2011. These contracts were also transferred to EchoStar in the Spin-off.

•	During 2007, we entered into a contract for the construction of EchoStar XIV, an SSL DBS satellite, which is expected to be completed during 2009.

Leased Satellites.  In addition to our leases of the AMC-15, AMC-16 and Anik F3 satellites (Note 5), as of December 31, 2007 we had also entered into satellite service agreements to lease capacity on the following satellites. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”

•
An SES Americom DBS satellite (“AMC-14”) which is currently expected to launch in March 2008 and to commence commercial operation at the 61.5 degree orbital location. The initial ten-year lease for all of the capacity on the satellite, which was transferred to EchoStar in connection with the Spin-off, will be accounted for as a capital lease. We expect to enter into an initial ten-year lease with EchoStar for all of the capacity of AMC-14. Future commitments related to this satellite are not included in the table above under "Satellite-related obligations."

•
A Canadian DBS satellite (“Ciel 2”) is currently expected to be launched in late 2008 and commence commercial operation at the 129 degree orbital location.  We will lease at least 50% of the capacity of this satellite for an initial ten-year term.  The lease will be accounted for as a capital lease.

Purchase Obligations

Our 2008 purchase obligations primarily consist of binding purchase orders for our receiver systems and related equipment, and for products and services related to the operation of our DISH Network.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.

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

Rent Expense

Total rent expense for operating leases approximated $75 million, $69 million and $68 million in 2007, 2006 and 2005, respectively.

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

The patents relate to various systems and methods related to the transmission of digital data.  The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California.  During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite.  In April 2006, DISH Network and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed.  That motion is pending.  In June and September 2006, the Court held Markman hearings on the ‘992, ‘863 and ‘720 patents, and issued a ruling during December 2006.

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

Channel Bundling Class Action

On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  We filed a motion to dismiss, which the court has not yet ruled upon.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Trial is not currently scheduled.  The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal.

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

Forgent

During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants.  The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent).  The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines.  Prior to trial, all of the other defendants settled with Forgent.  Forgent sought over $200 million in damages from DISH Network.  On May 21, 2007, the jury unanimously ruled in favor of DISH Network, finding the ‘746 patent invalid.  Forgent filed a motion for a new trial, which the District Court denied.   Forgent did not appeal, so the District Court’s finding of invalidity is now final.

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson.

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

Tivo Inc.

On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.  In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final.  The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings.  We are appealing the Federal Circuit’s ruling.

In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs.  This improved software is fully operational and has been automatically downloaded to current customers (the “Design-Around”).  We have formal legal opinions from outside counsel that conclude that our Design-Around does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $128 million in “Litigation expense” on our Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court.  This amount also includes the estimated cost of any software infringement prior to the Design-Around, plus interest subsequent to the jury verdict.

If the Federal Circuit’s decision is upheld and Tivo decides to challenge the Design-Around, we will mount a vigorous defense.  If we are not able to successfully defend against claims that the Design-Around infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.  We could also have to pay substantial additional damages.

Trans Video

In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent).  The patents relate to various methods related to the transmission of digital data by satellite.  On May 14, 2007, we reached a settlement with Trans Video which did not have a material impact on our results of operations.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

10.        Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.  Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Total assets by segment have not been specified because the information is not used by the chief operating decision-maker.  Under this definition we currently operate as two business units.  The All Other category consists of revenue, expenses and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

		EchoStar
	DISH	Technologies	All		Consolidated
	Network	Corporation	Other	Eliminations	Total
Year Ended December 31, 2007	(In thousands)
Total revenue	$10,808,753	$177,774	$141,100	$(37,252)	$11,090,375
Depreciation and amortization	1,215,626	8,238	105,546	-	1,329,410
Total costs and expenses	9,198,397	232,382	123,972	(37,780)	9,516,971
Interest income	134,136	40	3,696	-	137,872
Interest expense, net of amounts capitalized	(404,628)	(43)	(648)	-	(405,319)
Other	(39,732)	23	(15,567)	(528)	(55,804)
Income tax benefit (provision), net	(545,047)	31,565	19,383	-	(494,099)
Net income (loss)	755,085	(23,023)	23,992	-	756,054

Year Ended December 31, 2006
Total revenue	$9,514,347	$186,984	$146,190	$(29,035)	$9,818,486
Depreciation and amortization	1,038,744	4,546	71,004	-	1,114,294
Total costs and expenses	8,326,513	219,299	84,338	(29,035)	8,601,115
Interest income	123,995	4	2,402	-	126,401
Interest expense, net of amounts capitalized	(457,149)	(74)	(927)	-	(458,150)
Income tax benefit (provision), net	(310,408)	22,887	(27,222)	-	(314,743)
Net income (loss)	581,342	(9,498)	36,428	-	608,272

Year Ended December 31, 2005
Total revenue	$8,172,592	$174,195	$113,899	$(13,511)	$8,447,175
Depreciation and amortization	744,624	4,597	56,352	-	805,573
Total costs and expenses	7,039,054	190,479	63,905	(13,511)	7,279,927
Interest income	42,316	-	1,202	-	43,518
Interest expense, net of amounts capitalized	(372,752)	(105)	(987)	-	(373,844)
Income tax benefit (provision), net	514,048	(2,712)	(3,887)	-	507,449
Net income (loss)	1,487,467	(19,097)	46,170	-	1,514,540

Geographic Information and Transactions with Major Customers

	United
	States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2007	$5,182,587	$196,958	$5,379,545
2006	$4,651,079	$60,481	$4,711,560

Revenue
2007	$10,982,419	$107,956	$11,090,375
2006	$9,739,699	$78,787	$9,818,486
2005	$8,389,760	$57,415	$8,447,175

Revenues are attributed to geographic regions based upon the location from where the sale originated.  United States revenue includes transactions with both United States and customers abroad.  International revenue includes transactions with customers in Europe, Africa, South America and the Middle East.  Revenues from these customers are included within the All Other operating segment.

Transactions with Major Customer

During the years ended December 31, 2007, 2006 and 2005, United States revenue in the table above included export sales to one international customer.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2007	2006	2005
		(In thousands)
Total revenue:
Bell ExpressVu	165,410	186,577	178,427
Other	10,924,965	9,631,909	8,268,748
Total revenue	$11,090,375	$9,818,486	$8,447,175

Percentage of total revenue:
Bell ExpressVu	1.5%	1.9%	2.1%

Revenue from this customer is included within the EchoStar Technologies Corporation operating segment.

11.           Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2006, 2005 and 2004 are as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
For the years ended:
December 31, 2007	$15,006	$101,256	$(102,243)	$14,019
December 31, 2006	$11,523	$68,911	$(65,428)	$15,006
December 31, 2005	$9,542	$57,351	$(55,370)	$11,523

Reserve for inventory
For the years ended:
December 31, 2007	$12,878	$2,642	$(781)	$14,739
December 31, 2006	$10,185	$10,123	$(7,430)	$12,878
December 31, 2005	$10,389	$3,980	$(4,184)	$10,185

12.        Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	(Unaudited)
Year ended December 31, 2007:
Total revenue	$2,644,985	$2,760,008	$2,794,327	$2,891,055
Operating income (loss)	340,198	441,654	396,514	395,038
Net income (loss)	157,140	224,199	199,680	175,035
Basic income per share	$0.35	$0.50	$0.45	$0.39
Diluted income per share	$0.35	$0.50	$0.44	$0.39

Year ended December 31, 2006:
Total revenue (1)	$2,299,391	$2,466,155	$2,475,291	$2,577,649
Operating income (loss)	274,196	349,641	281,810	311,724
Net income (loss)	147,281	168,779	139,616	152,596
Basic income per share	$0.33	$0.38	$0.31	$0.35
Diluted income per share	$0.33	$0.38	$0.31	$0.35

13.        Related Party Transactions

Prior to the Spin-off, we owned 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming.  Although we were not required to consolidate NagraStar, we did have the ability to significantly influence its operating policies; therefore, we accounted for our investment in NagraStar under the equity method of accounting for all periods presented.  During the years ended December 31, 2007, 2006 and 2005, we purchased security access devices from NagraStar of $55 million, $56 million and $121 million, respectively.  As of December 31, 2007 and 2006, amounts payable to NagraStar totaled $3 million and $3 million, respectively.  Additionally, as of December 31, 2007, we were committed to purchase $22 million of security access devices from NagraStar.

14.        Subsequent Events

On January 1, 2008, we completed the Spin-off of our technology and certain infrastructure assets into a separate publicly-traded company.  DISH Network and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  Following the Spin-off, Mr. Ergen controls approximately 80.0% of the voting power of DISH Network and us.

The FCC announced on January 14, 2008 that we were qualified to participate in the FCC auction of the 700 MHz band.  The 700 MHz spectrum is being returned by television broadcasters as they move to digital from analog signals in early 2009.  The spectrum has significant commercial value because 700 MHz signals can travel long distances and penetrate thick walls.  Under the FCC’s anti-collusion and anonymous bidding rules for this auction, we are not permitted to disclose publicly our interest level or activity level in the auction, if any, at this time.  Based on published reports, however, we believe that any successful bidders will be required to expend significant amounts to secure and commercialize these licenses.  In particular if we were to participate and be successful in this auction we could be required to raise additional capital in order to secure and commercialize these licenses, which may not be available to us on attractive terms in the current credit market environment.  Moreover, there can be no assurance that successful bidders will be able to achieve a return on their investments in the 700MHz spectrum or to raise all the capital required to develop these licenses.