Form 10-K/A
period 2007-12-31
DISH Network CORP
filed 2008-03-03
CIK 1001082

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company .  See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission ("SEC") on February 26, 2008 (the "Form 10-K"). We are filing this Form 10-K/A to file amended Section 302 certifications, which, as originally filed, inadvertently omitted language required by Item 601 of Regulation S-K in the Form 10-K. The Form 10-K/A also corrects other errors, principally typographical errors, in the Form 10-K.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.847 billion during the year ended December 31, 2007, an increase of $478 million or 20.2% compared to 2006.  The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2007	2006
	(In thousands)
EBITDA	$2,847,010	$2,369,058
Less:
Interest expense, net	267,447	331,749
Income tax provision (benefit), net	494,099	314,743
Depreciation and amortization	1,329,410	1,114,294
Net income (loss)	$756,054	$608,272

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2006	2005	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,422,274	$8,027,664	$1,394,610	17.4
Equipment sales	362,098	367,968	(5,870)	(1.6)
Other	34,114	51,543	(17,429)	(33.8)
Total revenue	9,818,486	8,447,175	1,371,311	16.2

Costs and Expenses:
Subscriber-related expenses	4,807,872	4,095,986	711,886	17.4
% of Subscriber-related revenue	51.0%	51.0%
Satellite and transmission expenses	147,450	134,545	12,905	9.6
% of Subscriber-related revenue	1.6%	1.7%
Cost of sales - equipment	282,420	271,697	10,723	3.9
% of Equipment sales	78.0%	73.8%
Cost of sales - other	7,260	23,339	(16,079)	(68.9)
Subscriber acquisition costs	1,596,303	1,492,581	103,722	6.9
General and administrative	551,547	456,206	95,341	20.9
% of Total revenue	5.6%	5.4%
Litigation expense	93,969	-	93,969	NM
Depreciation and amortization	1,114,294	805,573	308,721	38.3
Total costs and expenses	8,601,115	7,279,927	1,321,188	18.1

Operating income (loss)	1,217,371	1,167,248	50,123	4.3

Other income (expense):
Interest income	126,401	43,518	82,883	NM
Interest expense, net of amounts capitalized	(458,150)	(373,844)	(84,306)	(22.6)
Gain on insurance settlement	-	134,000	(134,000)	(100.0)
Other	37,393	36,169	1,224	3.4
Total other income (expense)	(294,356)	(160,157)	(134,199)	(83.8)

Income (loss) before income taxes	923,015	1,007,091	(84,076)	(8.3)
Income tax (provision) benefit, net	(314,743)	507,449	(822,192)	NM
Net income (loss)	$608,272	$1,514,540	$(906,268)	(59.8)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.105	12.040	1.065	8.8
DISH Network subscriber additions, gross (in millions)	3.516	3.397	0.119	3.5
DISH Network subscriber additions, net (in millions)	1.065	1.135	(0.070)	(6.2)
Average monthly subscriber churn rate	1.64%	1.65%	(0.01%)	(0.6)
Average monthly revenue per subscriber ("ARPU")	$62.78	$58.34	$4.44	7.6
Average subscriber acquisition costs per subscriber ("SAC")	$686	$693	$(7)	(1.0)
EBITDA	$2,369,058	$2,142,990	$226,068	10.5

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Free cash flow was $1.172 billion, $883 million and $268 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Date:   March 3, 2008

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

KPMG LLP
Denver, Colorado
February 26, 2008

DISH NETWORK CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
	As of December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,180,818	$1,923,105
Marketable investment securities	1,607,378	1,109,465
Trade accounts receivable, net of allowance for uncollectible accounts of $14,019 and $15,006, respectively	699,101	665,149
Inventories, net	306,915	237,507
Current deferred tax assets (Note 6)	342,813	548,766
Other current assets	108,113	115,549
Total current assets	4,245,138	4,599,541
Restricted cash and marketable investment securities	172,520	172,941
Property and equipment, net (Note 4)	4,058,189	3,765,596
FCC authorizations	845,564	748,101
Intangible assets, net (Note 2)	218,875	194,503
Goodwill (Note 2)	256,917	3,360
Other noncurrent assets, net (Note 2)	289,326	284,654
Total assets	$10,086,529	$9,768,696

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable	$314,825	$283,471
Deferred revenue and other	857,846	819,899
Accrued programming	914,074	913,687
Other accrued expenses	587,942	535,953
Current portion of capital lease obligations, mortgages and other notes payable (Note 5)	50,454	38,464
3% Convertible Subordinated Note due 2010 (Note 5)	500,000	-
5 3/4% Senior Notes due 2008	1,000,000	-
5 3/4% Convertible Subordinated Notes due 2008 (Note 5)	-	1,000,000
Total current liabilities	4,225,141	3,591,474

Long-term obligations, net of current portion:
3% Convertible Subordinated Note due 2010	-	500,000
5 3/4% Senior Notes due 2008	-	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 5)	550,250	403,857
Deferred tax liabilities	386,493	192,617
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	259,656	275,131
Total long-term obligations, net of current portion	5,221,399	6,396,605
Total liabilities	9,446,540	9,988,079

Commitments and Contingencies (Note 9)

Stockholders' Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 255,138,160 and 252,481,907 shares issued, 210,125,360 and 207,469,107 shares outstanding, respectively	2,551	2,525
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	2,033,865	1,927,897
Accumulated other comprehensive income (loss)	46,698	49,874
Accumulated earnings (deficit)	(84,456)	(841,010)
Treasury stock, at cost	(1,361,053)	(1,361,053)
Total stockholders' equity (deficit)	639,989	(219,383)
Total liabilities and stockholders' equity (deficit)	$10,086,529	$9,768,696

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

The following table summarizes the book and fair values of our debt facilities at December 31, 2007 and 2006:

	As of December 31, 2007		As of December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
3% Convertible Subordinated Note due 2010	$500,000	$489,270	$500,000	$472,400
5 3/4% Senior Notes due 2008	1,000,000	997,500	1,000,000	993,750
6 3/8% Senior Notes due 2011	1,000,000	1,019,000	1,000,000	993,750
3% Convertible Subordinated Note due 2011	25,000	23,463	25,000	22,780
6 5/8% Senior Notes due 2014	1,000,000	995,000	1,000,000	971,250
7 1/8% Senior Notes due 2016	1,500,000	1,522,500	1,500,000	1,494,375
7 % Senior Notes due 2013	500,000	505,000	500,000	497,500
Mortgages and other notes payable	37,157	37,157	37,379	37,379
Subtotal	$5,562,157	$5,588,890	$5,562,379	$5,483,184
Capital lease obligations (1)	563,547	N/A	404,942	N/A
Total	$6,125,704	$5,588,890	$5,967,321	$5,483,184

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

The fair value of each award for the years ended December 31, 2007, 2006 and 2005 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

Stock Options	For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.51% - 5.19%	4.49% - 5.22%	3.74% - 4.50%
Volatility factor	18.10% - 24.84%	24.71% - 25.20%	20.75% - 27.05%
Expected term of options in years	2.50 - 10.00	6.04 - 10.00	4.38 - 10.00
Weighted-average fair value of options granted	$7.19 - $48.20	$6.30 - $17.78	$5.46 - $14.12

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

4.           Property and Equipment

Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2007	2006
		(In thousands)
Equipment leased to customers	2-5	$2,773,085	$2,374,121
EchoStar I	12	201,607	201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar V	9	203,511	205,996
EchoStar VI	12	244,305	245,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar X	12	177,192	177,192
EchoStar XII	10	190,051	190,051
Satellites acquired under capital leases (Note 5)	10-15	775,050	551,628
Furniture, fixtures, equipment and other	1-10	997,521	955,864
Buildings and improvements	1-40	260,153	250,627
Land	-	33,182	30,195
Construction in progress	-	772,661	433,843
Total property and equipment		$7,649,783	$6,637,611
Accumulated depreciation		(3,591,594)	(2,872,015)
Property and equipment, net		$4,058,189	$3,765,596

Construction in progress consists of the following:
	As of December 31,
	2007	2006
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$685,758	$380,774
Software related projects	8,802	21,429
Uplinking equipment	52,095	13,696
Other	26,006	17,944
Construction in progress	$772,661	$433,843

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Equipment leased to customers	$854,533	$686,125	$437,587
Satellites	245,349	231,977	197,495
Furniture, fixtures, equipment and other	179,854	152,204	126,125
Identifiable intangible assets subject to amortization	39,893	36,787	39,035
Buildings and improvements	9,781	7,201	5,331
Total depreciation and amortization	$1,329,410	$1,114,294	$805,573

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