Form 10-Q
period 2008-03-31
DISH Network CORP
filed 2008-05-12
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________ TO_______________.
Commission File Number: 0-26176
DISH Network Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)
(303) 723-1000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2008, the registrant’s outstanding common stock consisted of 210,818,875 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I – FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	We face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; our competitors are increasingly offering video service bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

•	As technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically and make substantial investments in our infrastructure. For example, the increase in demand for high definition (“HD”) programming requires not only upgrades to customer premises equipment but also substantial increases in satellite capacity. We may not be able to pass on to our customers the entire cost of these upgrades and there can be no assurance that we will be able to effectively compete with the HD programming offerings of our competitors.

•	We rely on EchoStar Corporation (“EchoStar”), which was owned by us prior to its January 1, 2008 separation from us (the “Spin-off”), to design and develop set-top boxes and to provide transponder leasing, digital broadcast operations and other services for us. EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. Equipment, transponder leasing and digital broadcast operations costs may increase beyond our current expectations; we may be unable to renew agreements on acceptable terms or at all; EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder leasing and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

•	DISH Network® subscriber growth may continue to decrease and subscriber turnover may increase due to a variety of factors, including several, such as increasing competition and worsening economic conditions, that are outside of our control and others, such as our own operational inefficiencies and customer satisfaction with our products and services, that will require us to make significant investments and expenditures, which may have a material adverse effect on our results of operations.

•	Subscriber acquisition and retention costs may increase; the competitive environment may require us to increase promotional and retention spending or accept lower subscriber acquisitions and higher subscriber churn; we may also have difficulty controlling other costs of continuing to maintain and grow our subscriber base.

•	Satellite programming signals are subject to theft and we are vulnerable to subscriber fraud; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue and to incur higher costs.

•	We depend on others to produce the programming we distribute to our subscribers; programming costs may increase beyond our current expectations and we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; we may be denied access to sports programming; foreign programming is increasingly offered on other platforms; our inability to obtain or renew attractive programming could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase.

i

•	We depend on Federal Communications Commission (“FCC”) program access rules and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming produced by others, neither of which ensure that we have fair access to all programming that we need to remain competitive.

•	Our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance.

•	We have made significant commitments to acquire 700 MHz wireless licenses and will be required to make significant additional investments to commercialize these licenses.

•	We may be required to raise and refinance indebtedness during unfavorable market conditions. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. We cannot predict with any certainty whether or not we will be impacted in the future by the current conditions, which may adversely affect our ability to refinance our indebtedness, including our indebtedness that is subject to repayment or repurchase in 2008, or to secure additional financing to support our growth initiatives.

•	A portion of our investment portfolio is invested in auction rate securities and mortgage backed securities. The markets associated with these investments have experienced zero or greatly reduced liquidity in recent months. Should the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace become prolonged, we may deem any declines in fair value to be other than temporary and would then record them as impairment charges.

•	If we are unsuccessful in subsequent appeals in the Tivo case or in defending against claims that our alternate technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. The adverse affect on our business could be material. We could also have to pay substantial additional damages.

•	Our gross subscriber additions and several other key operating and financial performance metrics could be adversely affected if AT&T were to discontinue selling our services or reduce their marketing of our services.

•	If our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets; if any of our other owned or leased satellites experienced a significant failure, we could lose the ability to provide other critical programming to the continental United States.

•	Our satellite launches may be delayed or fail, or our owned or leased satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer.

•	We currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own or lease.

•	Service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business.

•	We depend heavily on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure.

•	We may face actual or perceived conflicts of interest with EchoStar in a number of areas relating to our past and ongoing relationships, including: (i) cross officerships, directorships and stock ownership, (ii) intercompany transactions, (iii) intercompany agreements, including those that were entered into in connection with the Spin-off and (iv) future business opportunities.

•	We rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with EchoStar through their positions at EchoStar or our management services agreement with EchoStar.

•	We may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations.

ii

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business.

•	We may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement.

•	We depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services. Certain of these resellers account for a significant percentage of our total new subscriber acquisitions. A number of these resellers are not exclusive to us and also offer competitors’ products and services. Loss of one or more of these relationships could have an adverse effect on our net new subscriber additions and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

•	We are highly leveraged and subject to numerous constraints on our ability to raise additional debt.

•	We may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful.

•	Weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices and increasing oil prices, may impact some of our markets.

•	We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2007, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

iii

Item 1. FINANCIAL STATEMENTS
DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$989,678	$1,180,818
Marketable investment securities	578,968	1,607,378
Trade accounts receivable — other, net of allowance for uncollectible accounts of $12,456 and $14,019, respectively	667,649	699,101
Trade accounts receivable — EchoStar	280,735	—
Inventories, net	319,622	306,915
Current deferred tax assets	86,871	342,813
Other current assets (Note 7)	200,493	108,113
Other current assets — EchoStar	6,306	—

Total current assets	3,130,322	4,245,138
Restricted cash and marketable investment securities	171,082	172,520
Property and equipment, net of accumulated depreciation of $2,441,604 and $3,591,594, respectively	2,534,973	4,058,189
FCC authorizations	679,570	845,564
Intangible assets, net	—	218,875
Goodwill	—	256,917
Long-term deferred tax assets	7,400	—
Marketable investment securities	155,182	—
Other noncurrent assets, net (Note 5)	186,909	289,326

Total assets	$6,865,438	$10,086,529

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$259,409	$314,825
Trade accounts payable — EchoStar	478,299	—
Deferred revenue and other	870,643	857,846
Accrued programming	1,020,509	914,074
Other accrued expenses	591,932	587,942
Current portion of capital lease obligations, mortgages and other notes payable	10,070	50,454
3% Convertible Subordinated Notes due 2010	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000

Total current liabilities	4,730,862	4,225,141

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion	206,238	550,250
Deferred tax liabilities	—	386,493
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	341,102	259,656

Total long-term obligations, net of current portion	4,572,340	5,221,399

Total liabilities	9,303,202	9,446,540

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 255,810,986 and 255,138,160 shares issued, 210,798,186 and 210,125,360 shares outstanding, respectively	2,558	2,551
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,057,924	2,033,865
Accumulated other comprehensive income (loss)	(26,408)	46,698
Accumulated earnings (deficit)	(3,113,169)	(84,456)
Treasury stock, at cost	(1,361,053)	(1,361,053)

Total stockholders’ equity (deficit)	(2,437,764)	639,989

Total liabilities and stockholders’ equity (deficit)	$6,865,438	$10,086,529

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Revenue:
Subscriber-related revenue	$2,810,426	$2,552,063
Equipment sales and other revenue	25,052	92,922
Equipment sales — EchoStar	2,638	—
Transitional services and other revenue — EchoStar	6,278	—

Total revenue	2,844,394	2,644,985

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 10)	1,444,641	1,328,621
Satellite and transmission expenses (exclusive of depreciation shown below — Note 10):
EchoStar	78,253	—
Other	7,664	34,919
Equipment, transitional services and other cost of sales	31,814	62,756
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 10)	30,787	27,974
Other subscriber promotion subsidies	280,197	322,732
Subscriber acquisition advertising	63,972	50,379

Total subscriber acquisition costs	374,956	401,085
General and administrative — EchoStar	13,770	—
General and administrative	115,760	157,287
Depreciation and amortization (Note 10)	272,368	320,119

Total costs and expenses	2,339,226	2,304,787

Operating income (loss)	505,168	340,198

Other Income (Expense):
Interest income	14,101	33,432
Interest expense, net of amounts capitalized	(89,812)	(119,500)
Other	(7,028)	(1,836)

Total other income (expense)	(82,739)	(87,904)

Income (loss) before income taxes	422,429	252,294
Income tax (provision) benefit, net	(163,846)	(95,154)

Net income (loss)	$258,583	$157,140

Denominator for basic and diluted net income (loss) per share — Class A and B common stock:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	448,803	446,278

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	460,218	455,208

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.58	$0.35

Diluted net income (loss)	$0.57	$0.35

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$258,583	$157,140
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization.	272,368	320,119
Equity in losses (earnings) of affiliates	2,318	155
Realized and unrealized losses (gains) on investments	2,357	775
Non-cash, stock-based compensation recognized	3,559	5,533
Deferred tax expense (benefit)	14,520	74,925
Other, net	1,472	1,670
Change in noncurrent assets	1,664	3,366
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	81,446	(8,532)
Changes in current assets and current liabilities, net	267,450	(50,682)

Net cash flows from operating activities	905,737	504,469

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(237,356)	(955,578)
Sales and maturities of marketable investment securities	217,064	865,819
Purchases of property and equipment	(266,771)	(330,784)
Change in restricted cash and marketable investment securities	(77)	2,390
Purchase of strategic investments included in noncurrent assets and other	(115,253)	(41,775)
Other	(2,569)	127

Net cash flows from investing activities	(404,962)	(459,801)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off (Note 1)	(690,866)	—
Redemption of 5 3/4% Convertible Subordinated Notes due 2008	—	(999,985)
Repayment of capital lease obligations, mortgages and other notes payable	(1,979)	(9,346)
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	930	6,025
Excess tax benefits recognized on stock option exercises	—	730

Net cash flows from financing activities	(691,915)	(1,002,576)

Net increase (decrease) in cash and cash equivalents	(191,140)	(957,908)
Cash and cash equivalents, beginning of period	1,180,818	1,923,105

Cash and cash equivalents, end of period	$989,678	$965,197

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$57,221	$76,739

Capitalized interest	$3,848	$4,679

Cash received for interest	$12,976	$23,826

Cash paid for income taxes	$17,393	$38,880

Employee benefits paid in Class A common stock	$19,374	$17,674

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$2,635,680	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Activities
Principal Business
DISH Network Corporation, formerly known as EchoStar Communications Corporation, is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® which provides a direct broadcast satellite (“DBS”) subscription television service in the United States and had 13.815 million subscribers as of March 31, 2008.
We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our owned and leased Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, digital broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.
Spin-off of EchoStar Corporation and Technology and Certain Infrastructure Assets
On January 1, 2008, we completed a, tax-free distribution of our technology and set-top box business, and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DISH Network and EchoStar now operate independently, and neither entity has any ownership interest in the other. However, both companies are under the common control of Charles W. Ergen, our Chief Executive Officer and Chairman of our Board of Directors. The two entities consist of the following:
•	DISH Network Corporation — which retains its subscription television business, the DISH Network®, and

•	EchoStar Corporation — which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and fixed satellite services to DISH Network and other customers.
The cash flows related to, among others things, purchases of set-top boxes, transponder leasing and digital broadcasting services that we continue to purchase from EchoStar have not been eliminated from our ongoing operations.
Our shareholders of record on December 27, 2007 received one share of EchoStar common stock for every five shares of each class of Dish Network common stock they held as of the record date.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The table below summarizes the assets and liabilities that were distributed to EchoStar in connection with the Spin-off. The distribution was accounted for at historical cost given the nature of the distribution.

January 1,
2008
(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$690,866
Marketable investment securities	841,401
Trade accounts receivable, net	38,054
Inventories, net	31,000
Current deferred tax assets	8,459
Other current assets	32,351

Total current assets	1,642,131
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,516,604
FCC authorizations	165,994
Intangible assets, net	214,544
Goodwill	256,917
Other noncurrent assets, net	93,707

Total assets	$3,893,047

Liabilities
Current Liabilities:
Trade accounts payable	$5,825
Deferred revenue and other accrued expenses	38,460
Current portion of capital lease obligations, mortgages and other notes payable	40,533

Total current liabilities	84,818

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	341,886
Deferred tax liabilities	139,797

Total long-term obligations, net of current portion	481,683

Total liabilities	566,501

Net assets distributed	$3,326,546

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 (“2007 10-K/A”).

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives and royalty obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Net income (loss)	$258,583	$157,140
Foreign currency translation adjustments	(1,664)	604
Unrealized holding gains (losses) on available-for-sale securities	(48,891)	5,611
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(4,523)	(4,050)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	21,223	(792)

Comprehensive income (loss)	$224,728	$158,513

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets and below consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accumulated
Other
Comprehensive
Income
(In thousands)
Balance, December 31, 2007	$46,698
Distribution of accumulated other comprehensive income to EchoStar, net of tax (Note 1)	(39,251)
Foreign currency translation	(1,664)
Change in unrealized holding gains (losses) on available-for-sale securities	(53,414)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	21,223

Balance, March 31, 2008	$(26,408)

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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss).	$258,583	$157,140
Interest on subordinated notes convertible into common shares, net of related tax effect	2,461	2,447

Numerator for diluted net income (loss) per common share	$261,044	$159,587

Denominator:
Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	448,803	446,278
Dilutive impact of options outstanding	2,634	1,665
Dilutive impact of subordinated notes convertible into common shares	8,781	7,265

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	460,218	455,208

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.58	$0.35

Diluted net income (loss)	$0.57	$0.35

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2010 (Note 8)	8,299	6,866
3% Convertible Subordinated Note due 2011 (Note 8)	482	399
As of March 31, 2008 and 2007, there were options to purchase 3.4 million and 2.8 million shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Performance-based options	9,721	10,471
Restricted performance units	590	754

Total	10,311	11,225

Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Investments in debt and equity securities
We have invested in auction rate securities (“ARS”) and mortgage backed securities (“MBS”), which are classified as available-for-sale securities and reported at fair value. Due to recent events in credit markets, however, the auctions for the ARS investments have failed. Additionally, the recent events in the credit markets have reduced or eliminated current liquidity for certain of our MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.
As a result of the temporary declines in fair value for our ARS investments, which we attribute primarily to the liquidity of the securities rather than the credit risk associated with the underlying collateral, we have recorded an unrealized loss of $15 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of March 31, 2008, we reclassified $143 million of these investments to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity. The ARS investments held by us at March 31, 2008 are primarily collateralized by high credit quality assets.
As a result of the temporary declines in fair value for our MBS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $11 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of March 31, 2008, we reclassified $12 million of these investments to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
Any future change in fair value related to our ARS and MBS investments that we deem to be temporary would be recorded to “Accumulated other comprehensive income (loss).” If we determine that any declines below our reported cost basis are other than temporary, we would record a charge to earnings, as appropriate.
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value
	As of
Assets	March 31, 2008	Level 1	Level 2	Level 3
Marketable investment securities	$790,939	$538,930	$92,019	$159,990
Other investment securities	6,772	—	—	6,772

Total assets at fair value	$797,711	$538,930	$92,019	$166,762

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Changes in Level 3 instruments are as follows (in thousands):

			Net
		Net	realized/unrealized
		realized/unrealized	gains/(losses)	Purchases,
		gains/(losses)	included in Other	issuances
	Balance at	included in	comprehensive	and	Balance at
Assets	January 1, 2008	earnings	income	settlements	March 31, 2008
Marketable investment securities	$200,595	$—	$(39,530)	$(1,075)	$159,990
Other investment securities.	11,404	(4,632)	—	—	6,772

Total assets at fair value	$211,999	$(4,632)	$(39,530)	$(1,075)	$166,762

Accounting for Uncertainty in Income Taxes
In addition to filing federal income tax returns, we and our subsidiaries, file income tax returns in all states that impose an income tax and in a small number of foreign jurisdictions where we have insignificant operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of March 31, 2008, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$20,160
Additions based on tax positions related to the current year	46,178
Additions for tax positions of prior years	105,883

Balance as of March 31, 2008	$172,221

Accrued interest on tax positions is recorded as a component of interest expense and penalties in “Other income (expense)” on our Condensed Consolidated Balance Sheet. During the three months ended March 31, 2008, we recorded $5 million in interest and penalty expense to earnings. Accrued interest and penalties was $8 million at March 31, 2008.
We have $167 million in unrecognized tax benefits that, if recognized, could affect the effective tax rate. It is reasonably possible that $103 million of our unrecognized tax benefits will be reduced within the next twelve months as a result of filing a change in tax accounting method, and we expect that the reduction will not affect our effective tax rate.
New Accounting Pronouncements
Revised Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material impact on our financial position or results of operations.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
3. Stock-Based Compensation
Stock Incentive Plans
In connection with the Spin-off, as provided in our existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH Network stock option was converted into two options as follows:
•	an adjusted DISH Network stock option for the same number of shares that were exercisable under the original DISH Network stock option, with an exercise price equal to the exercise price of the original DISH Network stock option multiplied by 0.831219.

•	a new EchoStar stock option for one-fifth of the number of shares that were exercisable under the original DISH Network stock option, with an exercise price equal to the exercise price of the original DISH Network stock option multiplied by 0.843907.
Similarly, each holder of DISH Network restricted stock units retained his or her DISH Network restricted stock units and received one EchoStar restricted stock unit for every five DISH Network restricted stock units that they held.
Consequently, the fair value of the DISH Network stock award and the new EchoStar stock award immediately following the Spin-off was equivalent to the fair value of such stock award immediately prior to the Spin-off.
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of March 31, 2008, we had outstanding under these plans options to acquire 21.3 million shares of our Class A common stock and 1.7 million restricted stock awards. In general, stock options granted through March 31, 2008 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued options subject to vesting, typically at the rate of 20% per year, some options have been granted with immediate vesting. As of March 31, 2008, we had 64.1 million shares of our Class A common stock available for future grant under our stock incentive plans.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
As of March 31, 2008, the following DISH Network stock incentive awards were outstanding:

	As of
	March 31, 2008
		DISH
		Network
	DISH Network	Restricted
Stock Awards Outstanding	Stock Options	Stock Units
Held by DISH Network employees	15,565,051	512,079
Held by EchoStar employees	5,776,239	1,178,332

Total	21,341,290	1,690,411

In addition, as of March 31, 2008 the following outstanding EchoStar stock incentive awards were held by our employees:

	As of
	March 31, 2008
		EchoStar
	EchoStar Stock	Restricted
Stock Awards Outstanding	Options	Stock Units
Held by DISH Network employees	3,475,665	101,047

We are responsible for fulfilling all stock incentive awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock incentive awards related to EchoStar common stock, regardless of whether such stock incentive awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of SFAS 123R, our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by DISH Network or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.
Stock Award Activity
Our stock option activity (including performance and non-performance based options) for the three months ended March 31, 2008 was as follows:

	For the Three Months
	Ended March 31, 2008
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	20,938,403	$22.61
Granted	1,059,000	28.73
Exercised	(43,692)	9.17
Forfeited and cancelled	(612,421)	29.57

Total options outstanding, end of period	21,341,290	22.75

Performance based options outstanding, end of period *	9,720,750	16.46

Exercisable at end of period	6,451,117	28.68

*	These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below. Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of March 31, 2008.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We realized less than $1 million and $1 million of tax benefits from stock options exercised during the three months ended March 31, 2008 and 2007, respectively. Based on the closing market price of our Class A common stock on March 31, 2008, the aggregate intrinsic value of our outstanding stock options was $165 million. Of that amount, options with an aggregate intrinsic value of $26 million were exercisable at the end of the period.
Our restricted stock award activity (including performance and non-performance based options) for the three months ended March 31, 2008 was as follows:

	For the Three Months
	Ended March 31, 2008
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock awards outstanding, beginning of period	1,717,078	$29.24
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(26,667)	35.36

Total restricted stock awards outstanding, end of period	1,690,411	29.15

Restricted performance units outstanding, end of period *	590,411	25.94

*	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term goal which management has determined is not probable as of March 31, 2008.
Long-Term Performance-Based Plans
In February 1999, we adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of our 1995 Stock Incentive Plan. The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year. Exercise of the options is also contingent on the Company achieving a company specific goal in relation to an industry-related metric prior to December 31, 2008.
In January 2005, we adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of our 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the options is also subject to a performance condition that a Company-specific subscriber goal is achieved prior to March 31, 2015.
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while we did not believe that achievement of either of the goals was probable as of March 31, 2008, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met during the three months ended March 31, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as follows:

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months
	Ended March 31, 2008
Total Contingent Compensation	1999 LTIP	2005 LTIP
DISH Network awards held by DISH Network employees	$22,910	$51,764
EchoStar awards held by DISH Network employees	4,652	10,511

Total	$27,562	$62,275

If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. During the three months ended March 31, 2008, if we had determined each goal was probable, we would have recorded total non-cash, stock-based compensation expense for our employees as follows:

	For the Three Months
Contingent Compensation -	Ended March 31, 2008
Vested Portion at March 31, 2008	1999 LTIP	2005 LTIP
DISH Network awards held by DISH Network employees	$20,155	$10,738
EchoStar awards held by DISH Network employees	4,093	2,180

Total	$24,248	$12,918

Of the 21.3 million options outstanding under our stock incentive plans as of March 31, 2008, the following options were outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

	As of
	March 31, 2008
		Weighted-
		Average
	Stock	Exercise
Long-Term Performance-Based Plans	Options	Price
1999 LTIP	5,194,000	$8.83
2005 LTIP	4,526,750	$25.22
Further, pursuant to the 2005 LTIP, there were also 590,411 outstanding restricted performance units as of March 31, 2008 with a weighted-average grant date fair value of $25.94. No awards were granted under the 1999 LTIP or 2005 LTIP during the three months ended March 31, 2008.
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three months ended March 31, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Subscriber-related	$169	$175
Satellite and transmission	—	126
General and administrative	2,055	3,137

Total non-cash, stock-based compensation	$2,224	$3,438

As of March 31, 2008, our total unrecognized compensation cost related to our non-performance based unvested stock options was $32 million and includes compensation expense that we will recognize for EchoStar stock options

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three months ended March 31, 2008 and 2007 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months
	Ended March 31,
	2008	2007
Risk-free interest rate	2.74%	4.46% - 4.65%
Volatility factor	19.98%	20.42%
Expected term of options in years	6.1	6.0 - 10.0
Weighted-average fair value of options granted	$7.64	$11.39 - $15.85
We do not currently plan to pay additional dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe that the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for our stock as new events or changes in circumstances become known.
4. Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Finished goods — DBS	$166,773	$170,463
Raw materials	88,066	70,103
Work-in-process — used	80,700	67,542
Work-in-process — new	2,375	13,546

Subtotal	337,914	321,654
Inventory allowance	(18,292)	(14,739)

Inventories, net	$319,622	$306,915

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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
As of March 31, 2008 and December 31, 2007, the fair values of our marketable investment securities and strategic marketable investment securities were as follows:

	As of
	March 31,	December 31,
	2008	2007
Marketable investment securities	(In thousands)
Marketable investment securities	$518,224	$1,030,565
Marketable investment securities — strategic	60,744	576,813

Current marketable investment securities	578,968	1,607,378
Long-term marketable investment securities	155,182	—

Total marketable investment securities	$734,150	$1,607,378

The decline in our marketable investment securities from December 31, 2007 was primarily due to the distribution of marketable investment securities to EchoStar in connection with the Spin-off (see Note 1).
Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
As of March 31, 2008 and December 31, 2007, we had accumulated unrealized gains (losses) net of related tax effect of $42 million in losses and a $30 million gain, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the three months ended March 31, 2008 and 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the three months ended March 31, 2008 and 2007, we recognized realized and unrealized net gains on marketable investment securities of $2 million and $3 million, respectively.
Marketable Investment Securities in a Loss Position. The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category. The unrealized losses on our investment in corporate securities represent investments in the common stock of a company in the communications industry. At March 31, 2008, the losses on our investments in bonds primarily represent investments in auction rate, mortgage and asset-backed securities. We are not aware of any specific factors which indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations or liquidity concerns. In addition, we have the ability and intent to hold our investments in these bonds until maturity when the issuers are required to redeem them at their full face value.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

			As of March 31, 2008
	Primary	Maturity	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	in	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Years	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Corporate bonds	Temporary market fluctuations	1-15	$628,540	$(49,112)	$69,838	$(5,457)	$—	$—
Corporate equity securities	Temporary market fluctuations	N/A	60,744	(13,130)	—	—	—	—

Total			$689,284	$(62,242)	$69,838	$(5,457)	$—	$—

			As of December 31, 2007
			(In thousands)
Government and corporate bonds	Temporary market fluctuations	1-2	$361,347	$(7,168)	$163,230	$(1,909)	$—	$—
Corporate equity securities	Temporary market fluctuations	N/A	186,352	(16,192)	2,124	(1,027)	—	—

Total			$547,699	$(23,360)	$165,354	$(2,936)	$—	$—

Other Investment Securities
We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Our other investment securities consist of the following:

	As of
	March 31,	December 31,
Other Investment Securities	2008	2007
	(In thousands)
Cost method	$68,391	$108,355
Equity method	47,717	68,127
Fair value method	6,772	11,404

Total	$122,880	$187,886

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
We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company. The debt, which is convertible into the issuer’s publicly traded common shares, is accounted for under the fair value method with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statements of Operations. We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model including the fair market value of the underlying common stock price as of that date. During 2006, we converted a portion of the convertible debt to public common shares and determined that we have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of this investment under the equity method of accounting. As a result of our change to equity method accounting, we evaluate the common share component of this investment on a quarterly basis to determine whether there has been a decline in the value that is other than temporary. Because the shares are

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
publicly traded, this quarterly evaluation considers the fair market value of the common shares in addition to the other factors described above for equity and cost method investments. When impairments occur related to our foreign investments, any “Cumulative translation adjustment” associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Condensed Consolidated Statement of Operations.
The changes in the fair value and impairments of our other investment securities consist of the following:

	For the Three Months
	Ended March 31,
Other Investment Securities	2008	2007
	(In thousands)
Unrealized gains (losses), net	$(4,632)	$(3,167)
Impairments	—	—

Total	$(4,632)	$(3,167)

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
Restricted Cash and Marketable Investment Securities
As of March 31, 2008 and December 31, 2007, restricted cash and marketable investment securities included amounts required as collateral for our letters of credit. Additionally, restricted cash and marketable investment securities as of March 31, 2008 and December 31, 2007 included $104 million and $101 million in escrow related to our litigation with Tivo, respectively.
6. Satellites
We presently utilize twelve satellites in geostationary orbit approximately 22,300 miles above the equator. Of these twelve satellites, five are owned by us and we lease six from EchoStar as a result of the Spin-off. We account for the satellites leased from EchoStar as operating leases with terms of up to two years. (See Note 13 for further discussion of our satellite leases with EchoStar.) Each of the owned satellites had an original minimum useful life of at least 12 years. We also lease one satellite from a third party, which is accounted for as a capital lease pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital lease is depreciated over the fifteen year term of the satellite service agreement.
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by launching more HD local markets and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations.
While we believe that overall our satellite fleet is generally in good condition, during 2008 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. Recent developments with respect to our satellites are discussed below.
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. These issues have not impacted commercial operation of the satellite. However, as a result of these anomalies and the relocation of the satellite, during 2005, we reduced the remaining estimated useful life of this satellite. Prior to 2008, EchoStar V also experienced anomalies resulting in the loss of ten solar array strings. During first quarter 2008, the satellite lost two additional solar array strings. The solar array anomalies have not impacted commercial operation of the satellite to date. Since EchoStar V will be fully depreciated in October 2008, the solar array failures (which will result in a reduction in the number of transponders to which power can be provided in later years), have not reduced the remaining useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
AMC-14. In connection with the Spin-off, we distributed our AMC-14 satellite lease agreement with SES Americom (“SES”) to EchoStar with the intent to lease the entire capacity of the satellite from EchoStar. On March 14, 2008, a Proton launch vehicle carrying the SES AMC-14 satellite experienced an anomaly which left the satellite in a lower orbit than planned. On April 11, 2008, SES announced that it has declared to insurers that the AMC-14 satellite is now considered a total loss, due to a lack of viable options to reposition the satellite to its proper geostationary orbit. We do not expect to incur any financial liability as a result of the AMC-14 satellite being declared a total loss.
Long-Lived Satellite Assets
We account for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our owned and capital leased satellites for recoverability as one asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
7. Intangible Assets
As of March 31, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$—	$—	$192,845	$(60,754)
Customer and reseller relationships	—	—	96,898	(70,433)
Technology-based	—	—	69,797	(9,478)

Total	$—	$—	$359,540	$(140,665)

As of January 1, 2008, intangible assets with a net book value of $215 million were distributed to EchoStar in connection with the Spin-off (see Note 1). The intangible assets remaining, which were fully amortized and are no longer in service, were written-off as of March 31, 2008. Amortization of these intangible assets was $4 million and $9 million for the three months ended March 31, 2008 and 2007, respectively.
One of our wholly-owned subsidiaries participated in the auction of 700 MHz wireless spectrum designated by the FCC as Auction 73 (the “Auction”). On March 20, 2008, the FCC disclosed that the subsidiary was the provisional winning bidder of 168 E Block licenses in the Auction totaling $712 million and representing coverage of 76% of the U.S. population. As part of the Auction, we made a deposit of $115 million during the three months ended March 31, 2008, which is included in “Other current assets” in our Condensed Consolidated Balance Sheets, and the remaining balance of $597 million was paid in April 2008. While the bidding in the Auction has ended, the FCC has not yet awarded any of the licenses to winning bidders nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.
8. Long-Term Debt
3% Convertible Subordinated Note due 2010
Our 3% Convertible Subordinated Note due 2010, which was sold to AT&T in a privately negotiated transaction, has an aggregate principal amount of $500 million and is convertible into 8,298,775 shares of our Class A common stock at the option of AT&T (an effective conversion price of $60.25 per share). The number of shares was adjusted from 6,866,245 shares of our Class A common stock during the first quarter 2008 in connection with the Spin-off and as required by the terms of the Note. Commencing July 21, 2008, we may redeem, and AT&T may require us to repurchase, all or a portion of the note at its principal amount, without premium.
3% Convertible Subordinated Note due 2011
Our 3% Convertible Subordinated Note due 2011, which was sold to CenturyTel Service Group, LLC (“CTL”) in a privately negotiated transaction, is convertible into 481,881 shares of our Class A common stock at the option of CTL (an effective conversion price of $51.88 per share). The number of shares was adjusted from 398,724 shares of our Class A common stock during the first quarter 2008 in connection with the Spin-off and as required by the terms of the Note.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Capital Lease Obligations
Future minimum lease payments under our capital lease obligations remaining after the Spin-off, together with the present value of the net minimum lease payments as of March 31, 2008, are as follows:

For the Years Ended December 31,
2008 (remaining nine months)	$36,000
2009	48,000
2010	48,000
2011	48,000
2012	48,000
2013	48,000
Thereafter	400,000

Total minimum lease payments	676,000
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(366,222)

Net minimum lease payments	309,778
Less: Amount representing interest	(118,377)

Present value of net minimum lease payments	191,401
Less: Current portion	(7,987)

Long-term portion of capital lease obligations	$183,414

9. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations as of March 31, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$5,525,000	$1,500,000	$—	$—	$1,025,000	$—	$500,000	$2,500,000
Satellite-related obligations*	1,753,695	949,951	124,344	52,044	52,044	52,044	52,044	471,224
Capital lease obligations	191,401	5,934	8,445	9,097	9,800	10,556	11,371	136,198
Operating lease obligations	93,542	30,943	34,127	14,320	8,214	3,101	1,485	1,352
Purchase obligations	1,267,231	942,151	251,123	40,247	11,000	11,000	11,000	710
Mortgages and other notes payable	24,907	2,010	2,194	2,058	2,206	2,366	2,537	11,536

Total	$8,855,776	$3,430,989	$420,233	$117,766	$1,108,264	$79,067	$578,437	$3,121,020

*Includes the $597 million balance payment made in April 2008 for the 700 MHz wireless spectrum (See Note 7).
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Guarantees
In connection with the Spin-off, we distributed satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $578 million over the next eight years. In addition, during the first quarter of 2008, EchoStar entered into a satellite transponder service agreement with a third party for $543 million in payments through 2024, which we subleased from EchoStar and have also guaranteed. As of March 31, 2008 we have not recorded a liability on the balance sheet for any of these guarantees.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Separation Agreement
In connection with the Spin-off, we have entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off. Therefore, we have indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to various of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit. The Court has set a hearing for May 6, 2008, at which time it will determine whether the parties will proceed with additional invalidity motions or enter final judgment based on Acacia’s agreement that all asserted claims are invalid.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We filed a motion to dismiss, which the court granted with leave for plaintiffs to amend their complaint. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ’969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. We are evaluating the Federal Circuit’s decision to determine the impact on our action.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490 (the ‘490 patent), 5,109,414 (the ‘414 patent), 4,965,825 (the ‘825 patent), 5,233,654 (the ‘654 patent), 5,335,277 (the ‘277 patent), and 5,887,243 (the ‘243 patent), all of which were issued to John Harvey and James Cuddihy as named inventors. The ‘490 patent, the ‘414 patent, the ‘825 patent, the ‘654 patent and the ‘277 patent are defined as the Harvey Patents. The Harvey Patents are entitled “Signal Processing Apparatus and Methods.” The lawsuit alleges, among other things, that our DBS system receives program content at broadcast reception and satellite uplinking facilities and transmits such program content, via satellite, to remote satellite receivers. The lawsuit further alleges that we infringe the Harvey Patents by transmitting and using a DBS signal specifically encoded to enable the subject receivers to function in a manner that infringes the Harvey Patents, and by selling services via DBS transmission processes which infringe the Harvey Patents.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. During April 2008, the Court granted plaintiff’s class certification motion. Trial has been set for August 2008. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings. We are appealing the Federal Circuit’s ruling to the United States Supreme Court.
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
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $129 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to the Design-Around, plus interest subsequent to the jury verdict.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
10. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Equipment leased to customers	$212,279	$206,679
Satellites*	26,451	59,044
Furniture, fixtures, equipment and other*	28,237	42,838
Identifiable intangible assets subject to amortization*	4,331	9,137
Buildings and improvements*	1,070	2,421

Total depreciation and amortization	$272,368	$320,119

*The period-over-period decreases in depreciation and amortization expense are primarily a result of the distribution of depreciable assets to EchoStar in connection with the Spin-off (see Note 1).
Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites or equipment leased to customers.
11. Segment Reporting
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. The “All Other” category consists of revenue and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply. Based on the standards set forth in SFAS 131, following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one reportable segment, the DISH Network segment, which provides a DBS subscription television service in the United States.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Revenue:
DISH Network	$2,844,394	$2,583,788
ETC	—	35,574
All other	—	34,640
Eliminations	—	(9,017)

Total revenue	$2,844,394	$2,644,985

Net income (loss):
DISH Network	$258,583	$157,404
ETC	—	(5,665)
All other	—	5,401

Total net income (loss)	$258,583	$157,140

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Geographic Information

	United
	States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
March 31, 2008	$3,214,543	$—	$3,214,543

December 31, 2007	$5,182,587	$196,958	$5,379,545

Revenue
March 31, 2008	$2,844,394	$—	$2,844,394

March 31, 2007	$2,625,924	$19,061	$2,644,985

Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United Sates and international customers. Following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one geographic region.
12. Related Party Transactions with EchoStar
Following the Spin-off, EchoStar has operated independently from us and we have no continued ownership interest in EchoStar, however, we are both under the common control of our Chief Executive Officer and Chairman of our Board of Directors, Charles W. Ergen.
EchoStar is our primary supplier of set-top boxes, transponder leasing and digital broadcast operations. Generally all agreements entered into in connection with the Spin-off are based on pricing at cost plus an additional amount equal to an agreed percentage of EchoStar’s cost (unless noted differently below), which will vary depending on the nature of the products and services provided. Prior to the Spin-off, these products were provided and services were performed internally at cost. The terms of our agreements with EchoStar provide for an arbitration mechanism in the event we are unable to reach agreement with EchoStar as to the additional amounts payable for products and services, under which the arbitrator will determine the additional amounts payable by reference to the fair market value of the products and services supplied.
We and EchoStar also entered into certain transitional services agreements pursuant to which we will obtain certain services and rights from EchoStar. EchoStar will obtain certain services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. The following is a summary of the terms of the principle agreements that we have entered into with EchoStar that have an impact on our results of operations.
“Equipment sales — EchoStar”
•	Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers, services and accessories from us for a two-year period. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.
“Transitional services and other revenue — EchoStar”
•	Transition Services Agreement. We entered into a transition services agreement with EchoStar pursuant to which we, or one of our subsidiaries, provide certain transitional services to EchoStar. Under the transition services agreement, EchoStar has the right, but not the obligation, to receive the following services from us: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The transition services agreement has a term of no longer than two years. We may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice.
•	Real Estate Lease Agreements. We entered into lease agreements with EchoStar so that we can continue to operate certain properties that were distributed to EchoStar in the Spin-off. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:
Inverness Lease Agreement. The lease for 90 Inverness Circle East in Englewood, Colorado, is for a period of two years.
Meridian Lease Agreement. The lease for 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period of two years with annual renewal options for up to three additional years.
Santa Fe Lease Agreement. The lease for 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period of two years with annual renewal options for up to three additional years.
•	Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with EchoStar pursuant to which we make certain of our officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by us, but also serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. In addition, Carl E. Vogel is employed as our Vice Chairman but also provides services to EchoStar as an advisor. EchoStar will make payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to such officers (taking into account wages and fringe benefits). These allocations will be based upon the estimated percentages of time to be spent by our executive officers performing services for EchoStar under the management services agreement. EchoStar will also reimburse us for direct out-of-pocket costs incurred by us for management services provided to EchoStar. We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.

The management services agreement will continue in effect until the first anniversary of the Spin-off, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (1) by EchoStar at any time upon at least 30 days’ prior written notice, (2) by us at the end of any renewal term, upon at least 180 days’ prior notice; and (3) by us upon written notice to EchoStar, following certain changes in control.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Satellite and transmission expenses — EchoStar”
•	Broadcast Agreement. We entered into a broadcast agreement with EchoStar, whereby EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services, thereby enabling us to deliver satellite television programming to subscribers. The broadcast agreement has a term of two years; however, we have the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we shall pay EchoStar a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.

•	Satellite Capacity Agreements. We have entered into satellite capacity agreements with EchoStar on a transitional basis. Pursuant to these agreements, we lease satellite capacity on satellites owned by EchoStar and/or slots licensed by EchoStar. Certain DISH Network subscribers currently point their satellite antenna at these slots and this agreement is designed to facilitate the separation of us and EchoStar by allowing a period of time for these DISH Network subscribers to be moved to satellites owned by us and/or to slots that will be licensed to us following the Spin-off. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and will depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (a) the end of life or replacement of the satellite; (b) the date the satellite fails; (c) the date that the transponder on which service is being provided under the agreement fails; or (d) two years from the effective date of such agreement.
“Cost of sales — subscriber promotion subsidies — EchoStar”
•	Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. During the three months ended March 31, 2008, we purchased set-top box and other equipment from EchoStar totaling $372 million. Of this amount, $31 million is included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Condensed Consolidated Statements of Operations. The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheet.

Under our receiver agreement with EchoStar, we have the right but not the obligation to purchase receivers and accessories from EchoStar for a two year period. Additionally, EchoStar will provide us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar. We may also terminate the receiver agreement if certain entities were to acquire us. We also have the right, but not the obligation, to extend the receiver agreement annually for up to two years. The receiver agreement also includes an indemnification provision, whereby the parties will indemnify each other for certain intellectual property matters.
“General and administrative — Echostar”
•	Product Support Agreement. We need EchoStar to provide product support (including engineering and technical support services and IPTV functionality) for all receivers and related accessories that EchoStar has sold and will sell to us. As a result, we entered into a product support agreement, under which we have the right, but not the obligation, to receive product support services in respect of such receivers and related accessories. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon sixty days prior written notice.
•	Services Agreement. We entered into a services agreement with EchoStar under which we have the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. This agreement has a term of two years. We may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.
Tax Sharing Agreement
•	We entered into a tax sharing agreement with EchoStar which governs our and EchoStar’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by us, and we will indemnify EchoStar for such taxes. However, we will not be liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar will be solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Other EchoStar Transactions
•	Nimiq 5 Agreement. On March 11, 2008, EchoStar entered into a transponder service agreement (the “Transponder Agreement”) with Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership (“Bell ExpressVu”), which provides, among other things, for the provision by Bell ExpressVu to EchoStar of service on sixteen (16) BSS transponders on the Nimiq 5 satellite at the 72.7° W.L. orbital location. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell ExpressVu currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. On March 11, 2008, EchoStar also entered into a transponder service agreement with DISH Network L.L.C. (“DISH L.L.C.”), our wholly-owned subsidiary, pursuant to which DISH L.L.C. will receive service from EchoStar on all of the BSS transponders covered by the Transponder Agreement (the “DISH Agreement”). DISH Network guaranteed certain obligations of EchoStar under the Transponder Agreement.

Under the terms of the Transponder Agreement, EchoStar will make certain up-front payments to Bell ExpressVu through the service commencement date on the Nimiq 5 satellite and thereafter will make certain monthly payments to Bell ExpressVu for the remainder of the service term. Unless earlier terminated under the terms and conditions of the Transponder Agreement, the service term will expire fifteen years following the actual service commencement date of the Nimiq 5 satellite. Upon expiration of this initial term, EchoStar has the option to continue to receive service on the Nimiq 5 satellite on a month-to-month basis. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, EchoStar has certain rights to receive service from Bell ExpressVu on a replacement satellite.

Under the terms of the DISH Agreement, DISH L.L.C. will make certain monthly payments to EchoStar commencing when the Nimiq 5 satellite is placed into service (the “In-Service Date”) and continuing through the service term. Unless earlier terminated under the terms and conditions of the DISH Agreement, the service term will expire ten years following the In-Service Date. Upon expiration of the initial term, DISH L.L.C. has the option to renew the DISH Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, DISH L.L.C. has certain rights to receive service from EchoStar on a replacement satellite.
13. Subsequent Events
EchoStar XV
On April 14, 2008, Space Systems/Loral, Inc. began the construction of EchoStar XV, our direct broadcast satellite expected to launch during 2010. This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

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
Since the beginning of 2007, our subscriber base has continued to grow, but at an increasingly slower pace than in previous periods. We believe that this declining subscriber growth has been driven in part by competitive factors including the expansion of fiber-based pay TV providers, the effectiveness of certain competitors’ promotional offers, the number of markets in which competitors offer local HD channels, and their aggressive marketing of these differences. Satellite launch delays have slowed the growth of our local HD markets which in turn has delayed our own aggressive local HD marketing efforts. Subscriber growth has also been affected by worsening economic conditions, including the slowdown in new housing starts. Operational inefficiencies at DISH Network as well as signal piracy and other forms of fraud have also adversely impacted subscriber growth. Most of the factors described above have affected both the growth of new subscribers and the churn of existing customers.
Slower subscriber growth rates continued in the first quarter of 2008, during which we added 35,000 net new DISH Network subscribers. This rate of growth was substantially lower than we have historically experienced on a quarterly basis for the reasons mentioned above.
We believe opportunities exist to continue growing our subscriber base, but whether we will be able to achieve continuing net subscriber growth is subject to a number of risks and uncertainties, including those described elsewhere in this quarterly report.
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
DISH Network and EchoStar now operate as separate public companies, and neither entity has any ownership interest in the other. However, we are both under the common control of our Chief Executive Officer and Chairman, Charles W. Ergen. In connection with the Spin-off, DISH Network entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property which will have an impact in the future on several of our key operating metrics. We have entered into certain agreements with EchoStar subsequent to the Spin-off and we may enter into additional agreements with EchoStar in the future.
We believe that the Spin-off will enable us to focus more directly on the business strategies relevant to the subscription television business, but we recognize that, particularly during 2008, we may experience disruptions and loss of synergies in our business due to the separation of the two businesses, which could in turn increase our costs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — Continued
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue. Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.
Effective the third quarter of 2007, we reclassified certain revenue from programmers from “Equipment sales and other revenue” to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the unsubsidized sales of DBS accessories to retailers and other third-party distributors of our equipment and to DISH Network subscribers. During 2007, this category also included sales of non-DISH Network digital receivers and related components to international customers and satellite and transmission revenue, which related to assets that were distributed to EchoStar in connection with the Spin-off.
Effective in the third quarter of 2007, we reclassified certain revenue from programmers from “Equipment sales and other revenue” to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” includes revenue related to equipment sales, and transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, copyright royalties, billing costs, residual commissions paid to our distributors, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” includes the cost of digital broadcast operations provided to us by EchoStar, which were previously performed internally, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control and other professional services. In addition, this category includes the cost of leasing satellite and transponder capacity on satellites that were distributed to EchoStar in connection with the Spin-off.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” includes third-party transponder leases and other related services. Prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services, which were previously performed internally.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” principally includes the cost of unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. In addition, this category includes costs related to equipment sales, transitional services and other agreements with EchoStar associated with the Spin-off.
During 2007, “Equipment, transitional services and other cost of sales” also included costs associated with non-DISH Network digital receivers and related components sold to an international DBS service provider and to other international customers. As previously discussed, our set-top box business was distributed to EchoStar in connection with the Spin-off.
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
SAC. Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution industry. We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions. We include all the costs of acquiring subscribers (e.g., subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers. We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.
General and administrative expenses. “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, accounting and finance, including non-cash, stock-based compensation expense. It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration. Following the Spin-off, the general and administrative expenses associated with the business and assets distributed to EchoStar in connection with the Spin-off will no longer be reflected in our “General and administrative expenses.”
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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to net income (loss) in our discussion of “Results of Operations” below.
DISH Network subscribers. We include customers obtained through direct sales, and through third-party retail networks and other distribution relationships, in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, America’s Top 100 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.
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
RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

	For the Three Months
	Ended March 31,		Variance
	2008	2007	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$2,810,426	$2,552,063	$258,363	10.1
Equipment sales and other revenue.	25,052	92,922	(67,870)	(73.0)
Equipment sales, transitional services and other revenue — EchoStar	8,916	—	8,916	NM

Total revenue	2,844,394	2,644,985	199,409	7.5

Costs and Expenses:
Subscriber-related expenses	1,444,641	1,328,621	116,020	8.7
% of Subscriber-related revenue	51.4%	52.1%
Satellite and transmission expenses — EchoStar	78,253	—	78,253	NM
% of Subscriber-related revenue	2.8%	0.0%
Satellite and transmission expenses — Other	7,664	34,919	(27,255)	(78.1)
% of Subscriber-related revenue	0.3%	1.4%
Equipment, transitional services and other cost of sales	31,814	62,756	(30,942)	(49.3)
Subscriber acquisition costs	374,956	401,085	(26,129)	(6.5)
General and administrative	129,530	157,287	(27,757)	(17.6)
% of Total revenue	4.6%	5.9%
Depreciation and amortization	272,368	320,119	(47,751)	(14.9)

Total costs and expenses	2,339,226	2,304,787	34,439	1.5

Operating income (loss)	505,168	340,198	164,970	48.5

Other Income (Expense):
Interest income	14,101	33,432	(19,331)	(57.8)
Interest expense, net of amounts capitalized	(89,812)	(119,500)	29,688	24.8
Other	(7,028)	(1,836)	(5,192)	NM

Total other income (expense)	(82,739)	(87,904)	5,165	5.9

Income (loss) before income taxes	422,429	252,294	170,135	67.4
Income tax (provision) benefit, net	(163,846)	(95,154)	(68,692)	(72.2)
Effective tax rate	38.8%	37.7%

Net income (loss)	$258,583	$157,140	$101,443	64.6

Other Data:
DISH Network subscribers, as of period end (in millions)	13.815	13.415	0.400	3.0
DISH Network subscriber additions, gross (in millions)	0.730	0.890	(0.160)	(18.0)
DISH Network subscriber additions, net (in millions)	0.035	0.310	(0.275)	(88.7)
Average monthly subscriber churn rate	1.68%	1.46%	0.22%	15.1
Average monthly revenue per subscriber (“ARPU”)	$67.93	$64.17	$3.76	5.9
Average subscriber acquisition cost per subscriber (“SAC”)	$709	$663	$46	6.9
EBITDA	$770,508	$658,481	$112,027	17.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of March 31, 2008, we had approximately 13.815 million DISH Network subscribers compared to approximately 13.415 million subscribers at March 31, 2007, an increase of 3.0%. DISH Network added approximately 730,000 gross new subscribers for the three months ended March 31, 2008, compared to approximately 890,000 gross new subscribers during the same period in 2007. We believe our gross new subscriber additions have been and are likely to continue to be negatively impacted by competitive factors, including the expansion of fiber-based pay TV providers, the effectiveness of certain competitors’ promotional offers and market perceptions of the availability of attractive programming, particularly the relative quantity of HD programming offered. Subscriber growth has also been affected by worsening economic conditions, including the slowdown in new housing starts as well as by operational inefficiencies at DISH Network, signal piracy and other forms of fraud.
DISH Network added approximately 35,000 net new subscribers for the three months ended March 31, 2008, compared to approximately 310,000 net new subscribers during the same period in 2007, a decrease of 88.7%. This decrease primarily resulted from the decrease in gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger subscriber base. Our percentage monthly subscriber churn for the three months ended March 31, 2008 was 1.68%, compared to 1.46% for the same period in 2007. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, the factors described above impacting subscriber additions, an increase in non-pay disconnects primarily resulting from adverse economic conditions and continuing effects of customer commitment expirations.
We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase. We believe we can reduce churn if we are successful in improving customer service and other areas of our operations in which have recently experienced operational inefficiencies. We also believe that the launch of new HD local channels may help to reduce subscriber churn in certain markets. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.
Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages, including broader HD programming, and a larger number of HD and standard definition local channels, and more compelling consumer electronic products and services, including DVRs, video on demand services and receivers with multiple tuners. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to sustain our historical net subscriber growth rates.
AT&T and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services. Over the past several fiscal quarters a significant percentage of our gross subscriber additions have been generated through our distribution relationship with AT&T. Our current distribution relationship with AT&T expires during the fourth quarter of 2008 and AT&T may decline to renew this relationship or otherwise discontinue or curtail the marketing and distribution of our services. Our net new subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels. Because of the size and scope of AT&T’s distribution networks, it would be difficult for us to replace AT&T as a distribution partner or to develop appropriate alternatives to replace AT&T as a distribution channel.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.810 billion for the three months ended March 31, 2008, an increase of $258 million or 10.1% compared to the same period in 2007. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — Continued
ARPU. Monthly average revenue per subscriber was $67.93 during the three months ended March 31, 2008 versus $64.17 during the same period in 2007. The $3.76 or 5.9% increase in ARPU is primarily attributable to price increases in February 2008 and 2007 on some of our most popular programming packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, other hardware related fees, including fees for DVRs, advertising services and increased penetration of HD programming including the availability of HD local channels. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $25 million during the three months ended March 31, 2008, a decrease of $68 million or 73.0% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off. During the three months ended March 31, 2007, our set-top box sales to international customers and revenue generated from assets distributed to EchoStar accounted for $59 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $9 million during the three months ended March 31, 2008. As previously discussed, “Equipment sales, transitional services and other revenue — EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.445 billion during the three months ended March 31, 2008, an increase of $116 million or 8.7% compared to the same period 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs driven in part by the increase in the number of DISH Network subscribers, and higher in-home service, refurbishment and repair costs for our receiver systems associated with increased penetration of our equipment lease programs. “Subscriber-related expenses” represented 51.4% and 52.1% of “Subscriber-related revenue” during the three months ended March 31, 2008 and 2007, respectively. The decrease in this expense to revenue ratio primarily resulted from an increase in ARPU described above, a decrease, as a percentage of revenue, in programming costs and costs associated with our original agreement with AT&T, partially offset by an increase in our in-home service, refurbishment and repair costs to support DISH Network subscriber growth.
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
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $78 million during the three months ended March 31, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar during the first quarter of 2008, including the satellite and transponder capacity leases on satellites distributed to EchoStar in connection with the Spin-off, and other digital broadcast operations previously provided internally at cost.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $8 million during the three months ended March 31, 2008, a $27 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
Satellite and transmission expenses are likely to increase further in the future to the extent we increase the size of our owned and leased satellite fleet, obtain in-orbit satellite insurance, increase our leased uplinking capacity and launch additional HD local markets and other programming services.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — Continued
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $32 million during the three months ended March 31, 2008, a decrease of $31 million or 49.3% compared to the same period in 2007. The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off, partially offset by additional costs related to the transitional services and other agreements with EchoStar. During the three months ended March 31, 2007, the costs associated with our sales of set-top box to international customers and revenue generated from assets distributed to EchoStar accounted for $32 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $375 million for the three months ended March 31, 2008, a decrease of $26 million or 6.5% compared to the same period in 2007. This decrease was primarily attributable to the decline in gross new subscribers, partially offset by an increase in SAC discussed below.
SAC. SAC was $709 during the three months ended March 31, 2008 compared to $663 during the same period in 2007, an increase of $46, or 6.9%. This increase was primarily attributable to an increase in acquisition advertising costs, more DISH Network subscribers activating higher priced advanced products, such as HD receivers, and standard definition and HD DVRs. Additionally, our equipment costs were higher during the three months ended March 31, 2008 as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. The full impact of this margin was not yet realized in the three months ended March 31, 2008 since, during the period, we were still consuming inventory delivered prior to the Spin-off that had no mark-up. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.
During the three months ended March 31, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $143 million and $189 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended March 31, 2008 and 2007, these amounts totaled $31 million and $15 million, respectively.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons. See further discussion under “Liquidity and Capital Resources — Subscriber Retention and Acquisition Costs.”
General and administrative expenses. “General and administrative expenses” totaled $130 million during the three months ended March 31, 2008, a decrease of $28 million or 17.7% compared to the same period in 2007. This decrease was primarily attributable to the reduction in headcount resulting from the distribution of our set-top box business and other assets to EchoStar in connection with the Spin-off. “General and administrative expenses” represented 4.6% and 5.9% of “Total revenue” during the three months ended March 31, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — Continued
Depreciation and amortization. “Depreciation and amortization” expense totaled $272 million during the three months ended March 31, 2008, a $48 million or 14.9% decrease compared to the same period in 2007. The decrease in “Depreciation and amortization” expense was primarily a result of several satellite, uplink and satellite transmission assets, real estate and other assets distributed to EchoStar in connection with the Spin-off. This decrease was partially offset by additional depreciation expense in 2008 on equipment leased to subscribers resulting from increased penetration of our equipment lease programs and as a result of the launch of the Anik F3 satellite, which commenced commercial operation in April 2007.
Interest income. “Interest income” totaled $14 million during the three months ended March 31, 2008, a decrease of $19 million compared to the same period in 2007. This decrease principally resulted from lower cash and marketable investment securities balances as a result of the cash and cash equivalents distributed to EchoStar in connection with the Spin-off and lower total percentage returns earned on our cash and marketable investment securities during the first quarter of 2008.
Interest expense, net of amounts capitalized. “Interest expense” totaled $90 million during the three months ended March 31, 2008, a decrease of $30 million or 24.8% compared to the same period in 2007. This decrease primarily resulted from a decline in net interest expense and debt redemption costs during the first quarter of 2008 compared to the same period in 2007, and the contribution of satellite capital leases to EchoStar in connection with the Spin-off. This decrease was partially offset by additional interest during 2008 associated with our capital lease obligation for the Anik F3 satellite.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $771 million during the three months ended March 31, 2008, an increase of $112 million or 17.0% compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
EBITDA	$770,508	$658,481
Less:
Interest expense, net	75,711	86,068
Income tax provision (benefit), net	163,846	95,154
Depreciation and amortization	272,368	320,119

Net income (loss)	$258,583	$157,140

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
Income tax (provision) benefit, net. Our income tax provision was $164 million during the three months ended March 31, 2008, an increase of $69 million compared to the same period in 2007. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in the effective state tax rate due to changes in state apportionment percentages.
Net income (loss). Net income was $259 million during the three months ended March 31, 2008, an increase of $101 million compared to $157 million for the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of March 31, 2008 totaled $1.895 billion, including $171 million of restricted cash and marketable investment securities, compared to $2.961 billion, including $173 million of restricted cash and marketable investment securities as of December 31, 2007. The $1.066 billion decrease in restricted and unrestricted cash, cash equivalents and marketable investment securities was primarily related to the contribution of approximately $1.4 billion of cash, cash equivalents and marketable investment securities to EchoStar in connection with the Spin-off, partially offset by the cash flow generated during the period discussed below.
We have invested in auction rate securities (“ARS”) and mortgage backed securities (“MBS”), which are classified as available-for-sale securities and reported at fair value. Due to recent events in credit markets, however, the auctions for the ARS investments have failed. Additionally, the recent events in the credit markets have reduced or eliminated current liquidity for certain of our MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.
As a result of the temporary declines in fair value for our ARS investments, which we attribute primarily to the liquidity of the securities rather than the credit risk associated with the underlying collateral, we have recorded an unrealized loss of $15 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of March 31, 2008, we reclassified $143 million of these investments to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity. The ARS investments held by us at March 31, 2008 are primarily collateralized by high credit quality assets.
As a result of the temporary declines in fair value for our MBS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $11 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of March 31, 2008, we reclassified $12 million of these investments to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
One of our wholly-owned subsidiaries participated in the auction of 700 MHz wireless spectrum designated by the FCC as Auction 73 (the “Auction”). On March 20, 2008, the FCC disclosed that the subsidiary was the provisional winning bidder of 168 E Block licenses in the Auction totaling $712 million and representing coverage of 76% of the U.S. population. As part of the Auction, we made a deposit of $115 million during the three months ended March 31, 2008, which is included in “Other current assets” in our Condensed Consolidated Balance Sheets, and the remaining balance of $597 million was paid in April 2008. While the bidding in the Auction has ended, the FCC has not yet awarded any of the licenses to winning bidders nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.
We may be obligated to repay or refinance up to $1.5 billion in long-term indebtedness during 2008. Our $1 billion aggregate principal amount of 5 3/4% Senior Notes due 2008 will mature in October 2008. In addition, our $500 million in aggregate principal amount of 3% Convertible Subordinated Notes due 2010 includes a provision under which we may redeem or the holder may require that we repurchase the convertible notes at their principal amount in July 2008. We expect to repay these obligations through cash on hand or through debt refinancing. We cannot predict with any certainty whether or not we will be impacted in the future by the current conditions in credit markets, which may adversely affect our ability to refinance our indebtedness, including our indebtedness which is subject to repayment or repurchase in 2008 or to secure additional financing to support our growth initiatives.
The following discussion highlights our free cash flow and cash flow activities during the three months ended March 31, 2008 compared to the same period in 2007.

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
During the three months ended March 31, 2008 and 2007, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Free cash flow	$638,966	$173,685
Add back:
Purchases of property and equipment	266,771	330,784

Net cash flows from operating activities	$905,737	$504,469

The $465 million increase in free cash flow during the three months ended March 31, 2008 compared to the same period in 2007 resulted from an increase in “Net cash flows from operating activities” of $401 million, or 79.5%, and a decrease in “Purchases of property and equipment” of $64 million, or 19.4%. The increase in “Net cash flows from operating activities” was primarily attributable to an increase in cash resulting from changes in operating assets and liabilities of $406 million. The decrease in “Purchases of property and equipment” during the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to a decline in spending for equipment under our new subscriber lease program and in expenditures for satellite construction, partially offset by an increase in spending for equipment under our existing subscriber lease program. Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.
Subscriber Turnover
Our percentage monthly subscriber churn for the three months ended March 31, 2008 was 1.68%, compared to 1.46% for the same period in 2007. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of competitive factors, including the expansion of fiber-based pay TV providers, the effectiveness of certain competitors’ promotional offers and market perceptions of the availability of attractive programming, particularly the relative quantity of HD programming offered. Subscriber growth has also been affected by worsening economic conditions, including the slowdown in new housing starts as well as by operational inefficiencies at DISH Network, an increase in non-pay disconnects primarily resulting from adverse economic conditions, continuing effects of customer commitment expirations, signal piracy and other forms of fraud.
We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase. We believe we can reduce churn if we are successful in improving customer service and other areas of

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — Continued
our operations in which have recently experienced operational inefficiencies. We also believe that the launch of new HD local channels may help to reduce subscriber churn in certain markets. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.
Our entire subscriber base is negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages, including broader HD programming and a larger number of HD and standard definition local channels, and more compelling consumer electronic products and services, including DVRs, video on demand services and receivers with multiple tuners. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by launching more HD local markets and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations.
As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to sustain our historical net subscriber growth rates.
AT&T and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services. Over the past several quarters a significant percentage of our gross subscriber additions have been generated through our distribution relationship with AT&T. Our current distribution relationship with AT&T expires during the fourth quarter of 2008 and AT&T may decline to renew this relationship or otherwise discontinue or curtail the marketing and distribution of our services. Our net new subscriber additions

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — Continued
and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels. Because of the size and scope of AT&T’s distribution networks, it would be difficult for us to replace AT&T as a distribution partner or to develop appropriate alternatives to replace AT&T as a distribution channel.
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
During 2005, we replaced our smart cards in order to reduce theft of our service. However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service. Nevertheless, these security measures are short-term fixes and we remain susceptible to additional signal theft. Therefore, we have developed a plan to replace our existing smart cards and/or security chips to re-secure our signals for a longer term which will commence later this year and is expected to take approximately nine to twelve months to complete. While our existing smart cards installed in 2005 remain under warranty, we could incur operational period costs in excess of $50 million in connection with our smart card replacement program.
We are also vulnerable to fraud, particularly in the acquisition of new subscribers. While we are addressing the impact of subscriber fraud through a number of actions, there can be no assurance that we will not continue to experience fraud, which could impact our subscriber growth and churn.
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
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. The bandwidth benefits from MPEG-4 and 8PSK can be independently achieved.
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
Obligations and Future Capital Requirements
Future maturities of our contractual obligations as of March 31, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
				(In thousands)
Long-term debt obligations	$5,525,000	$1,500,000	$—	$—	$1,025,000	$—	$500,000	$2,500,000
Satellite-related obligations*	1,753,695	949,951	124,344	52,044	52,044	52,044	52,044	471,224
Capital lease obligations	191,401	5,934	8,445	9,097	9,800	10,556	11,371	136,198
Operating lease obligations	93,542	30,943	34,127	14,320	8,214	3,101	1,485	1,352
Purchase obligations	1,267,231	942,151	251,123	40,247	11,000	11,000	11,000	710
Mortgages and other notes payable	24,907	2,010	2,194	2,058	2,206	2,366	2,537	11,536

Total	$8,855,776	$3,430,989	$420,233	$117,766	$1,108,264	$79,067	$578,437	$3,121,020

*	Includes the $597 million balance payment made in April 2008 for the 700 MHz wireless spectrum.
On April 14, 2008, Space Systems/Loral, Inc. began the construction of EchoStar XV, our direct broadcast satellite expected to launch during 2010. This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.
We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and marketable investment securities balances, cash generated from operations or through new additional capital. However, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.
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
Interest on Long-Term Debt
As of March 31, 2008, expected future cash interest payments related to our debt are summarized in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
				(In thousands)
Long-term debt	$1,882,515	$291,699	$287,663	$280,978	$272,391	$208,150	$208,147	$333,487
Capital lease obligations	118,377	10,563	13,551	12,899	12,197	11,440	10,625	47,102
Mortgages and other notes payable	10,200	1,667	1,540	1,404	1,258	1,101	932	2,298

Total	$2,011,092	$303,929	$302,754	$295,281	$285,846	$220,691	$219,704	$382,887

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of March 31, 2008, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $1.895 billion. Of that amount, a total of $1.834 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) instruments with similar risk characteristics to the commercial paper described above; and (e) auction rate, mortgage and asset-backed securities. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the three months ended March 31, 2008 of 3.3%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $6 million in annual interest income. Further, our returns could be lowered by credit losses should economic conditions worsen, as discussed below. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies) reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At March 31, 2008, all of the $1.834 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. Further, our returns could be lowered by credit losses should economic conditions worsen, as discussed below. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature.
We have invested in auction rate securities (“ARS”) and mortgage backed securities (“MBS”), which are classified as available-for-sale securities and reported at fair value. Due to recent events in credit markets, however, the auctions for the ARS investments have failed. Additionally, the recent events in the credit markets have reduced or eliminated current liquidity for certain of our MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.
As a result of the temporary declines in fair value for our ARS investments, which we attribute primarily to the liquidity of the securities rather than the credit risk associated with the underlying collateral, we have recorded an unrealized loss of $15 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of March 31, 2008, we reclassified $143 million of these investments to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity. The ARS investments held by us at March 31, 2008 are primarily collateralized by high credit quality assets.
As a result of the temporary declines in fair value for our MBS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $11 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of March 31, 2008, we reclassified $12 million of these investments to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of March 31, 2008, we held strategic and financial debt and equity investments of public companies with a fair value of $61 million. These investments are highly speculative and are concentrated in a small number of companies. During the three months ended March 31, 2008, our strategic investments experienced volatility, which is likely to continue. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $6 million decrease in the fair value of that portfolio.

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
As of March 31, 2008, we had accumulated unrealized gains (losses) net of related tax effect of $42 million in losses as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the three months ended March 31, 2008, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the three months ended March 31, 2008, we recognized realized and unrealized net gains on marketable investment securities of $2 million. During the three months ended March 31, 2008, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Our other investment securities consist of the following:

As of
March 31,
Other Investment Securities	2008
(In thousands)
Cost method	$68,391
Equity method	47,717
Fair value method	6,772

Total	$122,880

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
We also have a strategic investment in non-public preferred stock, public common stock and convertible debt of a foreign public company. The debt, which is convertible into the issuer’s publicly traded common shares, is accounted for under the fair value method with changes in fair value reported each period as unrealized gains or losses in “Other” income or expense in our Condensed Consolidated Statements of Operations. We estimate the fair value of the convertible debt using certain assumptions and judgments in applying a discounted cash flow analysis and the Black-Scholes option pricing model including the fair market value of the underlying common stock price as of that date. During 2006, we converted a portion of the convertible debt to public common shares and determined

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
that we have the ability to significantly influence the operating decisions of the issuer. Consequently, we account for the common share component of this investment under the equity method of accounting. As a result of our change to equity method accounting, we evaluate the common share component of this investment on a quarterly basis to determine whether there has been a decline in the value that is other than temporary. Because the shares are publicly traded, this quarterly evaluation considers the fair market value of the common shares in addition to the other factors described above for equity and cost method investments. When impairments occur related to our foreign investments, any “Cumulative translation adjustment” associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Condensed Consolidated Statement of Operations.
The changes in the fair value and impairments of our other investment securities consist of the following:

For the Three Months
Ended March 31,
Other Investment Securities	2008
(In thousands)
Unrealized gains (losses), net	$(4,632)
Impairments	—

Total	$(4,632)

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
As of March 31, 2008, we had fixed-rate debt, mortgages and other notes payable of $5.550 billion on our Condensed Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $5.341 billion using quoted market prices for our publicly traded debt, which constitutes approximately 90% of our debt, and an analysis based on certain assumptions discussed below for our private debt. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $162 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of March 31, 2008, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $35 million.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to various of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit. The Court has set a hearing for May 6, 2008, at which time it will determine whether the parties will proceed with additional invalidity motions or enter final judgment based on Acacia’s agreement that all asserted claims are invalid.
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

PART II — OTHER INFORMATION — Continued
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We filed a motion to dismiss, which the court granted with leave for plaintiffs to amend their complaint. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ’969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
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
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not

PART II — OTHER INFORMATION – Continued
infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. We are evaluating the Federal Circuit’s decision to determine the impact on our action.
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
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490 (the ‘490 patent), 5,109,414 (the ‘414 patent), 4,965,825 (the ‘825 patent), 5,233,654 (the ‘654 patent), 5,335,277 (the ‘277 patent), and 5,887,243 (the ‘243 patent), all of which were issued to John Harvey and James Cuddihy as named inventors. The ‘490 patent, the ‘414 patent, the ‘825 patent, the ‘654 patent and the ‘277 patent are defined as the Harvey Patents. The Harvey Patents are entitled “Signal Processing Apparatus and Methods.” The lawsuit alleges, among other things, that our DBS system receives program content at broadcast reception and satellite uplinking facilities and transmits such program content, via satellite, to remote satellite receivers. The lawsuit further alleges that we infringe the Harvey Patents by transmitting and using a DBS signal specifically encoded to enable the subject receivers to function in a manner that infringes the Harvey Patents, and by selling services via DBS transmission processes which infringe the Harvey Patents.
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

PART II — OTHER INFORMATION — Continued
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. During April 2008, the Court granted plaintiff’s class certification motion. Trial has been set for August 2008. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings. We are appealing the Federal Circuit’s ruling to the United States Supreme Court.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (the “Design-

PART II — OTHER INFORMATION — Continued
Around”). We have formal legal opinions from outside counsel that conclude that our Design-Around does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $129 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to the Design-Around, plus interest subsequent to the jury verdict.
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for 2007 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K/A for 2007.
Our gross subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T were to discontinue selling our services or reduce their marketing of our services.
Over the past several quarters, a significant percentage of our gross subscriber additions have been generated from our distribution relationship with AT&T. Our current distribution relationship with AT&T expires in the fourth quarter of 2008 and AT&T may decline to renew this relationship or otherwise discontinue or curtail the marketing and distribution of our services to its customers. Even if it continues the distribution relationship, AT&T may not continue to market and sell our services in the same manner as it has historically. If AT&T chooses not to renew its distribution relationship with us or it seeks to modify the terms of this relationship, there could be a significant negative impact on our business. Because of the size and scope of AT&T’s distribution networks, it would be difficult for us to replace AT&T as a distribution partner or otherwise develop comparable alternative distribution channels if AT&T were to discontinue selling our services or reduce its marketing efforts.
We currently depend on EchoStar for substantially all of our FSS and digital broadcast operations.
EchoStar is currently our key provider of transponder leasing and our sole provider of digital broadcast operation services. Because these services are provided pursuant to contracts that generally expire on January 1, 2010, EchoStar will have no obligation to provide us transponder leasing or digital broadcast operation services after that date. Therefore, if we are unable to extend these contracts with EchoStar, or we are unable to obtain similar contracts from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.
We have made significant commitments to acquire 700 MHz wireless licenses and will be required to make significant additional investments to commercialize this license.
A wholly-owned subsidiary of DISH Network participated in the auction of 700 MHz wireless spectrum designated by the FCC as Auction 73. On March 20, 2008, the FCC disclosed that the subsidiary was the provisional winning

PART II — OTHER INFORMATION — Continued
bidder of 168 E Block licenses, or the “700 MHz Licenses,” in Auction 73 representing coverage of 76% of the U.S. population for a total bid of $712 million.
In addition to the cost to acquire the 700 MHz Licenses, we expect to invest a significant amount to develop services and infrastructure to effectively utilize the spectrum and provide services to our customers. There can be no assurance, however, that we will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz Licenses.
Furthermore, the market values of wireless licenses may vary significantly in the future. In particular, valuation swings could occur if:
•	consolidation in the wireless industry allows or requires carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the sale prices in FCC auctions.
In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of our markets. For example, the 700 MHz Licenses that we acquired were only recently made available by the FCC. If the market value of our 700 MHz Licenses were to decline significantly, the value of our 700 MHz Licenses could be subject to non-cash impairment charges. We assess potential impairments to our indefinite-lived intangible assets, including our 700 MHz Licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Estimates of the fair value of our 700 MHz Licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
A portion of our short-term investment portfolio is invested in auction rate securities and as a result of unsuccessful auctions, a portion of our portfolio has restricted liquidity. If the credit ratings of these securities we hold deteriorate or the lack of liquidity in the marketplace becomes prolonged, we may be required to adjust the carrying value of these investments through an impairment charge.
A portion of our investment portfolio is invested in auction rate securities and mortgage backed securities. The markets associated with these investments have experienced zero or greatly reduced liquidity in recent months. We currently deem the declines in fair value associated with these securities to be not other than temporary and have reflected them in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. Should the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace become prolonged, we may deem any declines in fair value to be other than temporary and would then record them as impairment charges on our Condensed Consolidated Statements of Operations.
We May Be Required to Raise and Refinance Indebtedness During Unfavorable Market Conditions.
During 2008, we will have up to $1.5 billion in long-term debt come up for repayment or repurchase. In addition, our business plans may require that we raise additional debt to capitalize on our business opportunities. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. Currently, we have not been materially impacted by events in the current credit market. However, we cannot predict with any certainty whether or not we will be impacted in the future by the current conditions which may adversely affect our ability to refinance our indebtedness, including our indebtedness which is subject to repayment or repurchase in 2008 or to secure additional financing to support our growth initiatives.

PART II — OTHER INFORMATION — Continued
We have limited satellite capacity and satellite failures or launch delays could adversely affect our business.
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by launching more HD local markets and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock from January 1, 2008 through March 31, 2008.

	Total		Total Number of	Maximum Approximate
	Number of	Average	Shares Purchased	Dollar Value of
	Shares	Price	as Part of Publicly	Shares that May Yet be
	Purchased	Paid per	Announced Plans	Purchased Under the
Period	(a)	Share	or Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2008	—	$—	—	$1,000,000
February 1 - February 29, 2008	—	$—	—	$1,000,000
March 1 - March 31, 2008	—	$—	—	$1,000,000

Total	—	$—	—	$1,000,000

(a)	During the period from January 1, 2008 through March 31, 2008, we did not repurchase any of our Class A common stock pursuant to our repurchase program.

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

PART II — OTHER INFORMATION — Continued
subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.
Item 6. EXHIBITS
(a) Exhibits.

10.1☐	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell ExpressVu Inc., on the one hand, and EchoStar and DISH Network (solely as to the obligation set forth in Section 19.10), on the other hand.

10.2☐	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C.

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.2*	Transition Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.3*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.4*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.5*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., EchoStar DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.6*	Management Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.5 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.7*	Receiver Agreement between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.26 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.8*	Broadcast Agreement between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 10.27 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

☐	Filed herewith.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH NETWORK CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2008

EXHIBIT INDEX

10.1☐	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell ExpressVu Inc., on the one hand, and EchoStar and DISH Network (solely as to the obligation set forth in Section 19.10), on the other hand.

10.2☐	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C.

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.2*	Transition Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.3*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.4*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.5*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., EchoStar DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.6*	Management Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.5 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.7*	Receiver Agreement between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.26 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.8*	Broadcast Agreement between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 10.27 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

☐	Filed herewith.

*	Incorporated by reference.