Form 10-Q
period 2008-06-30
DISH Network CORP
filed 2008-08-04
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File Number: 0-26176
DISH Network Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0336997
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)
(303) 723-1000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 25, 2008, the registrant’s outstanding common stock consisted of 211,574,446 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	We face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; many of our competitors offer video services bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace some or all subscriber equipment and make substantial investments in our infrastructure. For example, the increase in demand for high definition (“HD”) programming requires not only upgrades to customer premises equipment but also substantial increases in satellite capacity. We may not be able to pass on to our customers the entire cost of these upgrades and there can be no assurance that we will be able to effectively compete with the HD programming offerings of our competitors.

•	We rely on EchoStar Corporation (“EchoStar”), which we owned prior to its January 1, 2008 separation from us (the “Spin-off”), to design and develop set-top boxes and to provide transponder capacity, digital broadcast operations and other services for us. EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations. We may be unable to renew agreements for these services on acceptable terms or at all. EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

•	DISH Network® subscribers may continue to decrease and subscriber turnover may increase due to a variety of factors, including several, such as increasing competition and worsening economic conditions, which are outside of our control, and other factors, such as our own operational inefficiencies and customer satisfaction with our products and services, that will require us to make significant investments and expenditures to overcome, which may have a material adverse effect on our results of operations and financial condition.

•	AT&T recently notified us that it intends to terminate our current distribution agreement effective as of December 31, 2008. Our ability to maintain or grow our subscriber base will be adversely affected if we do not enter into a new agreement with AT&T and we are not able to develop comparable alternative distribution channels.

•	Subscriber acquisition and retention costs may increase; the competitive environment may require us to increase promotional and retention spending or accept lower subscriber acquisitions and higher subscriber churn. We may also have difficulty controlling other costs relating to our efforts to maintain or grow our subscriber base.

•	Satellite programming signals are subject to theft and other forms of fraud. Theft of service will continue and could increase in the future, causing us to lose subscribers and revenue and to incur higher costs.

•	We depend on others to produce the programming we distribute to our subscribers; programming costs may increase beyond our current expectations and we may be unable to obtain or renew programming agreements on acceptable terms or at all. Existing programming agreements could be subject to cancellation. We may be denied access to sports and other programming. Foreign programming is

i

increasingly offered on other platforms. Our inability to obtain or renew attractive programming could cause our subscriber base and related revenue to decline and could cause our subscriber turnover to increase.

•	We depend on Federal Communications Commission (“FCC”) program access rules and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming produced by others, neither of which ensure that we have fair access to all programming that we need to remain competitive.

•	Our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance.

•	We have made a substantial investment in 700 MHz wireless licenses. We will be required to make significant additional investments to commercialize these licenses and satisfy FCC build-out requirements.

•	We may be required to raise and/or refinance indebtedness during unfavorable market conditions. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. We cannot predict with any certainty whether or not we will be impacted in the future by the current conditions, which may adversely affect our ability to refinance our indebtedness, including $1.5 billion of indebtedness that is subject to repayment or repurchase in the second half of 2008, or to secure additional financing to support our growth initiatives.

•	A portion of our investment portfolio is invested in auction rate securities and mortgage backed securities. The markets associated with these investments have experienced zero or greatly reduced liquidity in recent months. Should the credit ratings of these securities deteriorate or the lack of liquidity in the marketplace continue, we may be required to record impairment charges.

•	If we and EchoStar are unsuccessful in our appeal to the United States Supreme Court in the Tivo case, or in defending against Tivo’s motion for contempt or any subsequent claims that EchoStar’s alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs supplied to us by EchoStar, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality using different technology and/or manufacturers other than EchoStar, the adverse affect on our business could be material. We could also have to pay substantial additional damages.

•	If our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets. If any of our other owned or leased satellites experienced a significant failure, we could lose the ability to provide other critical programming to the continental United States.

•	Our satellite launches may be delayed or fail, or our owned or leased satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer.

•	We currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own or lease.

•	Service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business.

•	We depend heavily on complex information technologies. Weaknesses in our information technology systems could have an adverse impact on our business. We may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure.

•	We may face actual or perceived conflicts of interest with EchoStar in a number of areas relating to our past and ongoing relationships, including: (i) cross officerships, directorships and stock ownership, (ii) intercompany transactions, (iii) intercompany agreements, including those that were entered into in connection with the Spin-off, and (iv) future business opportunities.

•	We rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with EchoStar through their positions at EchoStar or our management services agreement with EchoStar.

ii

•	We may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business.

•	We may be subject to claims that we infringe on patent licenses. There can be no assurance that we will be able to obtain patent licenses or redesign our products to avoid patent infringement.

•	We depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services. Certain of these resellers account for a significant percentage of our total new subscriber acquisitions. A number of these resellers are not exclusive to us and also offer competitors’ products and services. Loss of one or more of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

•	We are highly leveraged and subject to numerous constraints on our ability to raise additional debt.

•	We may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties. These transactions may require us to raise additional capital, which may not be available on acceptable terms, and could become substantial over time, involving a high degree of risk, and exposing us to significant financial losses if the underlying ventures are not successful.

•	Weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices and increasing oil prices, may impact some of our markets.

•	We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2007, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

iii

Item 1. FINANCIAL STATEMENTS
DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,357,296	$1,180,818
Marketable investment securities	541,733	1,607,378
Trade accounts receivable — other, net of allowance for uncollectible accounts of $13,558 and $14,019, respectively	690,131	699,101
Trade accounts receivable — EchoStar	51,134	—
Inventories, net	335,737	306,915
Current deferred tax assets	135,694	342,813
700 MHz wireless spectrum deposit (Note 7)	711,871	—
Other current assets	123,618	108,113
Other current assets — EchoStar	966	—

Total current assets	3,948,180	4,245,138
Restricted cash and marketable investment securities	170,805	172,520
Property and equipment, net of accumulated depreciation of $2,537,115 and $3,591,594, respectively	2,548,587	4,058,189
FCC authorizations	679,570	845,564
Intangible assets, net	5,717	218,875
Goodwill	—	256,917
Marketable investment securities	152,101	—
Other noncurrent assets, net (Note 5)	175,633	289,326

Total assets	$7,680,593	$10,086,529

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$128,277	$314,825
Trade accounts payable — EchoStar	278,478	—
Deferred revenue and other	860,298	857,846
Accrued programming	1,036,664	914,074
Other accrued expenses	599,553	587,942
Current portion of capital lease obligations, mortgages and other notes payable	10,832	50,454
3% Convertible Subordinated Notes due 2010	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000

Total current liabilities	4,414,102	4,225,141

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	25,000	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
7 3/4% Senior Notes due 2015 (Note 8)	750,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion	208,252	550,250
Deferred tax liabilities	43,258	386,493
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	331,742	259,656

Total long-term obligations, net of current portion	5,358,252	5,221,399

Total liabilities	9,772,354	9,446,540

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 256,579,254 and 255,138,160 shares issued, 211,566,454 and 210,125,360 shares outstanding, respectively	2,566	2,551
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,080,264	2,033,865
Accumulated other comprehensive income (loss)	(38,638)	46,698
Accumulated earnings (deficit)	(2,777,284)	(84,456)
Treasury stock, at cost	(1,361,053)	(1,361,053)

Total stockholders’ equity (deficit)	(2,091,761)	639,989

Total liabilities and stockholders’ equity (deficit)	$7,680,593	$10,086,529

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue:
Subscriber-related revenue	$2,875,580	$2,676,230	$5,686,006	$5,228,293
Equipment sales and other revenue	28,785	83,778	53,837	176,700
Equipment sales — EchoStar	3,462	—	6,100	—
Transitional services and other revenue — EchoStar	7,163	—	13,441	—

Total revenue	2,914,990	2,760,008	5,759,384	5,404,993

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 10)	1,423,997	1,354,265	2,868,638	2,682,886
Satellite and transmission expenses (exclusive of depreciation shown below — Note 10):
EchoStar	77,697	—	155,950	—
Other	7,575	40,759	15,239	75,678
Equipment, transitional services and other cost of sales	30,359	60,075	62,173	122,831
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 10)	32,284	35,555	63,071	63,529
Other subscriber promotion subsidies	297,773	294,232	577,970	616,964
Subscriber acquisition advertising	41,359	46,621	105,331	97,000

Total subscriber acquisition costs	371,416	376,408	746,372	777,493
General and administrative — EchoStar	12,670	—	26,440	—
General and administrative	122,321	142,915	238,082	300,202
Depreciation and amortization (Note 10)	248,247	343,932	520,614	664,051

Total costs and expenses	2,294,282	2,318,354	4,633,508	4,623,141

Operating income (loss)	620,708	441,654	1,125,876	781,852

Other Income (Expense):
Interest income	13,372	28,411	27,473	61,843
Interest expense, net of amounts capitalized	(93,231)	(96,662)	(183,043)	(216,162)
Other	(11,500)	(16,139)	(18,528)	(17,975)

Total other income (expense)	(91,359)	(84,390)	(174,098)	(172,294)

Income (loss) before income taxes	529,349	357,264	951,778	609,558
Income tax (provision) benefit, net	(193,464)	(133,065)	(357,310)	(228,219)

Net income (loss)	$335,885	$224,199	$594,468	$381,339

Denominator for basic and diluted net income (loss) per share — Class A and B common stock:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	449,724	447,217	449,263	446,750

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	460,853	456,282	460,682	455,815

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.75	$0.50	$1.32	$0.85

Diluted net income (loss)	$0.73	$0.50	$1.30	$0.85

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$594,468	$381,339
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	520,614	664,051
Equity in losses (earnings) of affiliates	1,069	2,649
Realized and unrealized losses (gains) on investments	15,227	12,901
Non-cash, stock-based compensation recognized	7,801	11,258
Deferred tax expense (benefit)	15,207	183,887
Other, net	3,407	5,200
Change in noncurrent assets	5,372	4,684
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	72,086	(21,462)
Changes in current assets and current liabilities, net	106,638	(55,041)

Net cash flows from operating activities	1,341,889	1,189,466

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(428,057)	(1,753,924)
Sales and maturities of marketable investment securities	438,003	1,554,864
Purchases of property and equipment	(528,342)	(740,095)
Change in restricted cash and marketable investment securities	(105)	2,271
Deposit for 700 MHz wireless spectrum acquisition	(711,871)	—
FCC authorizations	—	(57,463)
Purchase of strategic investments included in noncurrent assets and other	—	(51,906)
Other	(2,600)	198

Net cash flows from investing activities	(1,232,972)	(1,046,055)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off (Note 1)	(690,866)	—
Proceeds from issuance of 7 3/4% Senior Notes due 2015 (Note 8)	750,000	—
Deferred debt issuance costs	(5,033)	—
Redemption of 5 3/4% Convertible Subordinated Notes due 2008	—	(999,985)
Repayment of capital lease obligations, mortgages and other notes payable	(5,018)	(20,245)
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	18,478	26,570
Excess tax benefits recognized on stock option exercises	—	4,020

Net cash flows from financing activities	67,561	(989,640)

Net increase (decrease) in cash and cash equivalents	176,478	(846,229)
Cash and cash equivalents, beginning of period	1,180,818	1,923,105

Cash and cash equivalents, end of period	$1,357,296	$1,076,876

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$180,783	$206,299

Capitalized interest	$7,972	$6,967

Cash received for interest	$20,978	$49,932

Cash paid for income taxes	$251,282	$49,753

Employee benefits paid in Class A common stock	$19,374	$17,674

Satellite financed under capital lease obligations	$—	$198,219

Vendor financing	$5,814	$—

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$2,635,680	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business Activities
Principal Business
DISH Network Corporation, formerly known as EchoStar Communications Corporation, is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® television service, which provides a direct broadcast satellite (“DBS”) subscription television service in the United States and had 13.790 million subscribers as of June 30, 2008.
We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, digital broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully-competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.
Spin-off of EchoStar Corporation and Technology and Certain Infrastructure Assets
On January 1, 2008, we completed a tax-free distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DISH Network and EchoStar now operate separately, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chief Executive Officer and Chairman of our Board of Directors. The two entities consist of the following:
•	DISH Network Corporation — which retained its subscription television business, the DISH Network®, and

•	EchoStar Corporation — which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.
The spin-off of EchoStar did not result in the discontinuance of any of our ongoing operations as the cash flows related to, among other things, purchases of set-top boxes, transponder leasing and digital broadcasting services that we purchase from EchoStar continue to be included in our operations.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

2.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 (“2007 10-K/A”).
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss)	$335,885	$224,199	$594,468	$381,339
Foreign currency translation adjustments	87	2,012	(1,577)	2,616
Unrealized holding gains (losses) on available-for-sale securities	(10,318)	470	(59,209)	6,081
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	2,055	(4,523)	(1,995)
Deferred income tax (expense) benefit	(1,999)	(673)	19,224	(1,465)

Comprehensive income (loss)	$323,655	$228,063	$548,383	$386,576

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets and below consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accumulated
Other
Comprehensive
Income
(In thousands)
Balance, December 31, 2007	$46,698
Distribution of accumulated other comprehensive income to EchoStar, net of tax (Note 1)	(39,251)
Foreign currency translation	(1,577)
Change in unrealized holding gains (losses) on available-for-sale securities, net	(63,732)
Deferred income tax (expense) benefit	19,224

Balance, June 30, 2008	$(38,638)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$335,885	$224,199	$594,468	$381,339
Interest on subordinated notes convertible into common shares, net of related tax effect	2,461	2,460	4,922	4,920

Numerator for diluted net income (loss) per common share	$338,346	$226,659	$599,390	$386,259

Denominator:
Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	449,724	447,217	449,263	446,750
Dilutive impact of options outstanding	2,348	1,800	2,638	1,800
Dilutive impact of subordinated notes convertible into common shares	8,781	7,265	8,781	7,265

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	460,853	456,282	460,682	455,815

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.75	$0.50	$1.32	$0.85

Diluted net income (loss)	$0.73	$0.50	$1.30	$0.85

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2010 (Note 8) *	8,299	6,866	8,299	6,866
3% Convertible Subordinated Note due 2011 (Note 8)	482	399	482	399
* AT&T recently exercised its right to redeem the 3% Convertible Subordinated Note due 2010. The information in the table above reflects that this note was still convertible as of June 30, 2008.
As of June 30, 2008 and 2007, there were options to purchase 3.6 million and 1.4 million shares of Class A common stock outstanding, respectively, not included in the above denominator as their effect is antidilutive. Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	As of June 30,
	2008	2007
	(In thousands)
Performance-based options	9,568	10,312
Restricted performance units	577	685

Total	10,145	10,997

In addition, the foregoing diluted EPS calculation does not include approximately 0.3 million shares of Class A common stock, the vesting of which is subject to our achievement of a certain long-term subscriber goal, which has not yet been achieved.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Investments in debt and equity securities
We have invested in auction rate securities (“ARS”) and mortgage backed securities (“MBS”), which are classified as available-for-sale securities and reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.
As a result of the temporary declines in fair value for our ARS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $16 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of June 30, 2008, we reclassified a portion of these investments totaling $141 million to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
As a result of the temporary declines in fair value for our MBS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $7 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of June 30, 2008, we reclassified a portion of these investments totaling $11 million to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
Any future change in fair value related to our ARS and MBS investments that we deem to be temporary would be recorded to “Accumulated other comprehensive income (loss).” If we determine that any declines below our reported cost basis are other than temporary, we would record a charge to earnings, as appropriate.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value
	As of
Assets	June 30, 2008	Level 1	Level 2	Level 3
Marketable investment securities	$752,836	$516,016	$79,644	$157,176
Other investment securities	6,597	—	—	6,597

Total assets at fair value	$759,433	$516,016	$79,644	$163,773

Changes in Level 3 instruments are as follows (in thousands):

	Level 3
		Marketable	Other
		Investment	Investment
Other Investment Securities	Total	Securities	Securities
Balance as of January 1, 2008	$211,999	$200,595	$11,404
Net realized/unrealized gains/(losses) included in earnings	(4,807)	—	(4,807)
Net realized/unrealized gains/(losses) included in other comprehensive income	(41,650)	(41,650)	—
Purchases, issuances and settlements, net	(1,769)	(1,769)	—

Balance as of June 30, 2008	$163,773	$157,176	$6,597

Accounting for Uncertainty in Income Taxes
In addition to filing federal income tax returns, we and our subsidiaries, file income tax returns in all states that impose an income tax and in a small number of foreign jurisdictions where we have insignificant operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of June 30, 2008, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$20,160
Additions based on tax positions related to the current year	46,690
Additions for tax positions of prior years	106,098

Balance as of June 30, 2008	$172,948

Accrued interest on tax positions is recorded as a component of interest expense and penalties in “Other income (expense)” on our Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2008, we recorded $1 million and $7 million in interest and penalty expense to earnings, respectively. Accrued interest and penalties was $10 million at June 30, 2008.
We have $163 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. Of this amount, $103 million may be reduced within the next twelve months, if our filing for a change in accounting method is successful, and thus would not affect our effective tax rate.

DISH NETWORK CORPORATION
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
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements for providing sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of June 30, 2008, we had outstanding under these plans options to acquire 20.5 million shares of our Class A common stock and 1.7 million restricted stock awards. Stock options granted through June 30, 2008 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued options subject to vesting, typically at the rate of 20% per year, some

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
options have been granted with immediate vesting. As of June 30, 2008, we had 64.0 million shares of our Class A common stock available for future grant under our stock incentive plans.
As of June 30, 2008, the following stock incentive awards were outstanding:

	As of June 30, 2008
	Dish Network Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by DISH Network employees	14,895,058	468,329	3,214,186	93,314
Held by EchoStar employees	5,578,570	1,188,332	N/A	N/A

Total	20,473,628	1,656,661	3,214,186	93,314

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
Stock Award Activity
Our stock option activity (including performance and non-performance based options) for the six months ended June 30, 2008 was as follows:

	For the Six Months
	Ended June 30,
		Weighted-
		Average
		Exercise
	Options	Price
Total options outstanding, beginning of period	20,938,403	$22.61
Granted	1,141,000	28.77
Exercised	(774,843)	22.58
Forfeited and cancelled	(830,932)	27.18

Total options outstanding, end of period	20,473,628	22.78

Performance based options outstanding, end of period *	9,568,000	16.43

Exercisable at end of period	6,405,122	28.78

* These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below. Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of June 30, 2008.
We realized $2 million and $9 million of tax benefits from stock options exercised during the six months ended June 30, 2008 and 2007, respectively. Based on the closing market price of our Class A common stock on June 30, 2008, the aggregate intrinsic value of our outstanding stock options was $168 million. Of that amount, options with an aggregate intrinsic value of $28 million were exercisable at the end of the period.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Our restricted stock award activity (including performance and non-performance based options) for the six months ended June 30, 2008 was as follows:

	For the Six Months
	Ended June 30,
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock awards outstanding, beginning of period	1,717,078	$29.24
Granted	—	—
Exercised	(20,000)	30.16
Forfeited and cancelled	(40,417)	31.65

Total restricted stock awards outstanding, end of period	1,656,661	29.24

Restricted performance units outstanding, end of period *	576,661	25.97

* These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term goal which management has determined is not probable as of June 30, 2008.
Long-Term Performance-Based Plans
In February 1999, we adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of our 1995 Stock Incentive Plan. The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year. Exercise of the options is also contingent on the Company achieving a company-specific goal in relation to an industry-related metric prior to December 31, 2008.
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
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of either of the goals was not probable as of June 30, 2008, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met during the six months ended June 30, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. During the six months ended June 30, 2008, if we had determined each goal was probable, we would have recorded non-cash, stock-based compensation expense for our employees as indicated in the table below.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Total		Vested Portion
	1999 LTIP	2005 LTIP	1999 LTIP	2005 LTIP
	(In thousands)
DISH Network awards held by DISH Network employees	$21,609	$50,265	$19,772	$10,877
EchoStar awards held by DISH Network employees	4,387	10,206	4,015	2,209

Total	$25,996	$60,471	$23,787	$13,086

Of the 20.5 million options outstanding under our stock incentive plans as of June 30, 2008, the following options were outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

	As of
	June 30, 2008

		Weighted-
		Average
Long-Term Performance-Based Plans	Stock Options	Exercise Price
1999 LTIP	5,098,000	$8.71
2005 LTIP	4,470,000	$25.22
Further, pursuant to the 2005 LTIP, there were also 576,661 outstanding restricted performance units as of June 30, 2008 with a weighted-average grant date fair value of $25.97. No awards were granted under the 1999 LTIP or 2005 LTIP during the six months ended June 30, 2008.
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three and six months ended June 30, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Subscriber-related	$118	$130	$287	$306
Satellite and transmission	—	93	—	220
General and administrative	2,533	3,354	4,588	6,509

Total non-cash, stock-based compensation	$2,651	$3,577	$4,875	$7,035

As of June 30, 2008, our total unrecognized compensation cost related to our non-performance based unvested stock options was $35 million and includes compensation expense that we will recognize for EchoStar stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The fair value of each award for the three and six months ended June 30, 2008 and 2007 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.42%	4.99% - 5.19%	2.74% - 3.42%	4.46% - 5.19%
Volatility factor	21.86%	20.43% - 24.26%	19.98% - 21.86%	20.42% - 24.26%
Expected term of options in years	6.0	6.0 - 10.0	6.0 - 6.1	6.0 - 10.0
Weighted-average fair value of options granted	$8.72	$14.11 - $21.01	$7.64 - $8.72	$13.63 - $21.01
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

4.	Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Finished goods — DBS	$193,639	$170,463
Raw materials	83,930	70,103
Work-in-process — used	72,996	67,542
Work-in-process — new	4,534	13,546

Subtotal	355,099	321,654
Inventory allowance	(19,362)	(14,739)

Inventories, net	$335,737	$306,915

5.	Investment Securities
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

DISH NETWORK CORPORATION
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
As of June 30, 2008 and December 31, 2007, the fair values of our marketable investment securities and strategic marketable investment securities were as follows:

	As of
	June 30,	December 31,
Marketable investment securities	2008	2007
	(In thousands)
Marketable investment securities	$468,189	$1,030,565
Marketable investment securities — strategic	73,544	576,813

Current marketable investment securities	541,733	1,607,378
Long-term marketable investment securities	152,101	—

Total marketable investment securities	$693,834	$1,607,378

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
As of June 30, 2008 and December 31, 2007, we had accumulated unrealized gains (losses) net of related tax effect of $48 million in losses and $30 million in gains, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the six months ended June 30, 2008 and 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the six months ended June 30, 2008 and 2007, we recognized realized net gains on marketable investment securities of $2 million and $10 million, respectively.
Marketable Investment Securities in a Loss Position. The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category. The unrealized losses on our investment in corporate securities represent investments in the common stock of two companies in the communications industry. At June 30, 2008, the losses on our investments in bonds primarily represent investments in auction rate, mortgage and asset-backed securities. We are not aware of any specific factors which indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations or liquidity concerns. In addition, we have the ability and intent to hold our investments in these bonds until maturity when the issuers are required to redeem them at their full face value.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

		As of June 30, 2008
	Primary	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Loss	Value	Loss	Value	Loss
				(In thousands)
Government and corporate bonds	Temporary market fluctuations	$78,122	$(124)	$313,157	$(22,376)	$148,908	$(26,221)
Corporate equity securities	Temporary market fluctuations	16,738	(535)	40,315	(32,722)	—	—

Total		$94,860	$(659)	$353,472	$(55,098)	$148,908	$(26,221)

		As of December 31, 2007
				(In thousands)
Government and corporate bonds	Temporary market fluctuations	$361,347	$(7,168)	$163,230	$(1,909)	$—	$—
Corporate equity securities	Temporary market fluctuations	186,352	(16,192)	2,124	(1,027)	—	—

Total		$547,699	$(23,360)	$165,354	$(2,936)	$—	$—

Other Investment Securities
We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Our other investment securities consist of the following:

	As of
	June 30,	December 31,
Other Investment Securities	2008	2007
	(In thousands)
Cost method	$68,391	$108,355
Equity method	36,148	68,127
Fair value method	6,597	11,404

Total	$111,136	$187,886

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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
The changes in the fair value and impairments of our other investment securities consist of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Investment Securities	2008	2007	2008	2007
	(In thousands)
Unrealized gains (losses), net	$(175)	$1,143	$(4,807)	$(2,024)
Impairments	(12,903)	(19,570)	(12,903)	(19,570)

Total	$(13,078)	$(18,427)	$(17,710)	$(21,594)

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them. During the three months ended June 30, 2008, we recorded a $13 million charge to earnings for an other than temporary decline in the carrying value of one of our strategic investments. As of June 30, 2008, this investment was recorded at its fair value of approximately $22 million on our Condensed Consolidated Balance Sheets. Subsequent to June 30, 2008, we became aware of certain factors which may cause us to further impair the carrying value of this investment in future periods.
Restricted Cash and Marketable Investment Securities
As of June 30, 2008 and December 31, 2007, restricted cash and marketable investment securities included amounts required as collateral for our letters of credit. Additionally, restricted cash and marketable investment securities as of June 30, 2008 and December 31, 2007 included $104 million and $101 million in escrow related to our litigation with Tivo, respectively.

6.	Satellites
We presently utilize eleven satellites in geostationary orbit approximately 22,300 miles above the equator. Of these eleven satellites, four are owned by us and we lease capacity on six satellites from EchoStar. We account for the satellites leased from EchoStar as operating leases with terms of up to two years. (See Note 12 for further discussion of our satellite leases with EchoStar.) Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We also lease one satellite from a third party, which is accounted for as a capital lease pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital lease is depreciated over the fifteen year term of the satellite service agreement.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
While we believe that overall our satellite fleet is generally in good condition, during 2008 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining lives, of the satellites. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below. Recent developments with respect to our satellites are discussed below.
EchoStar I. EchoStar I, a 7000 class satellite, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), is currently functioning properly in orbit. However, similar Lockheed Series 7000 class satellites have experienced total in-orbit failure, including our own EchoStar II, discussed below. While no telemetry or other data indicates EchoStar I would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures.
EchoStar II. On July 14, 2008, our EchoStar II satellite experienced a failure that rendered the satellite a total loss. EchoStar II had been operating from the 148 degree orbital location primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. All programming and other services previously broadcast from EchoStar II were restored to Echostar I, the primary satellite at the 148 degree location, within several hours after the failure. EchoStar II, which was launched in September 1996, had a book value of approximately $6 million as of June 30, 2008.
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
EchoStar XI. On July 15, 2008, our EchoStar XI satellite was successfully launched into geosynchronous transfer orbit. Following in-orbit testing, EchoStar XI will be located at the 110 degree orbital location, where it is expected to provide additional high-powered capacity to support expansion of our programming services, including high definition programming.
EchoStar XV. On April 14, 2008, Space Systems/Loral, Inc. began the construction of EchoStar XV, a direct broadcast satellite expected to launch during 2010. This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.
AMC-14. In connection with the Spin-off, we distributed our AMC-14 satellite lease agreement with SES Americom (“SES”) to EchoStar with the intent to lease the entire capacity of the satellite from EchoStar. On March 14, 2008, a Proton launch vehicle carrying the SES AMC-14 satellite experienced an anomaly which left the satellite in a lower orbit than planned. On April 11, 2008, SES announced that it has declared to insurers that the AMC-14 satellite is now considered a total loss, due to a lack of viable options to reposition the satellite to its proper geostationary orbit. We did not incur any financial liability as a result of the AMC-14 satellite being declared a total loss.

DISH NETWORK CORPORATION
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

7.	Intangible Assets
As of June 30, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract-based	$—	$—	$192,845	$(60,754)
Customer and reseller relationships	—	—	96,898	(70,433)
Technology-based	5,814	97	69,797	(9,478)

Total	$5,814	$97	$359,540	$(140,665)

As of January 1, 2008, intangible assets with a net book value of $215 million were distributed to EchoStar in connection with the Spin-off (see Note 1). Amortization of our intangible assets was less than $1 million and $9 million for the three months ended June 30, 2008 and 2007, respectively. Amortization was $4 million and $18 million for the six months ended June 30, 2008 and 2007, respectively.
We participated in the auction of 700 MHz wireless spectrum designated by the FCC as Auction 73 (the “Auction”). On March 20, 2008, the FCC disclosed that a subsidiary of ours was the provisional winning bidder of 168 E Block licenses in the Auction totaling $712 million and representing coverage of 76% of the U.S. population. While the bidding in the Auction has ended, the FCC has not yet awarded any of the licenses to winning bidders nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses. We will be required to make significant additional investments to commercialize these licenses and satisfy FCC build-out requirements.

8.	Long-Term Debt
3% Convertible Subordinated Note due 2010
Our 3% Convertible Subordinated Note due 2010 (“AT&T Note”), which was sold to AT&T in a privately negotiated transaction, has an aggregate principal amount of $500 million and is convertible into 8,298,775 shares of our Class A common stock at the option of AT&T (an effective conversion price of $60.25 per share). The number of shares was adjusted from 6,866,245 shares of our Class A common stock during the first quarter 2008 in connection with the Spin-off and as required by the terms of the AT&T Note.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We have received notice from AT&T that it has elected to require us to repurchase on September 2, 2008 the full principal amount of the AT&T Note together with accrued but unpaid interest thereon. We expect to repay these obligations through cash on hand or through debt refinancing.
3% Convertible Subordinated Note due 2011
Our 3% Convertible Subordinated Note due 2011, which was sold to CenturyTel Service Group, LLC (“CTL”) in a privately negotiated transaction, has an aggregate principal amount of $25 million and is convertible into 481,881 shares of our Class A common stock at the option of CTL (an effective conversion price of $51.88 per share). The number of shares was adjusted from 398,724 shares of our Class A common stock during the first quarter 2008 in connection with the Spin-off and as required by the terms of the Note.
7 3/4% Senior Notes due 2015
On May 27, 2008, we sold $750 million aggregate principal amount of our seven-year, 7 3/4% Senior Notes due May 31, 2015. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year, commencing on November 30, 2008. The net proceeds that we received from the sale of the notes are intended to be used for general corporate purposes.
The 7 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to May 31, 2011, we may also redeem up to 35% of each of the 7 3/4% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 7 3/4% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Capital Lease Obligations
Future minimum lease payments under our capital lease obligations remaining after the Spin-off, together with the present value of the net minimum lease payments as of June 30, 2008, are as follows (in thousands):

For the Years Ended December 31,
2008 (remaining six months)	$24,000
2009	48,000
2010	48,000
2011	48,000
2012	48,000
2013	48,000
Thereafter	400,000

Total minimum lease payments	664,000
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(359,721)

Net minimum lease payments	304,279
Less: Amount representing interest	(114,819)

Present value of net minimum lease payments	189,460
Less: Current portion	(8,137)

Long-term portion of capital lease obligations	$181,323

9.	Commitments and Contingencies
Commitments
Future maturities of our contractual obligations as of June 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
				(In thousands)
Long-term debt obligations	$6,275,000	$1,500,000	$2,500	$—	$1,000,000	$—	$500,000	$3,250,000
Satellite-related obligations	1,253,147	360,553	176,344	88,894	52,044	52,044	52,044	471,224
Capital lease obligations	189,460	3,993	8,445	9,097	9,800	10,556	11,371	136,198
Operating lease obligations	115,790	23,372	39,821	19,455	13,451	7,451	4,366	7,874
Purchase obligations	1,514,279	1,167,175	253,603	43,651	14,859	15,334	15,827	3,830
Mortgages and other notes payable	29,624	913	3,350	3,343	3,527	3,724	3,230	11,537

Total	$9,377,300	$3,056,006	$481,563	$164,440	$1,118,681	$89,109	$586,838	$3,880,663

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $557 million over the next eight years. In addition, during the first quarter of 2008, EchoStar entered into a satellite transponder service agreement with a third party for $537 million in payments through 2024, which we subleased from EchoStar and have also guaranteed. As of June 30, 2008, we have not recorded a liability on the balance sheet for any of these guarantees.

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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to several of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit on appeal. The Court, however, is permitting us to file additional invalidity motions.
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
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We filed a motion to dismiss, which the Court denied in July 2008. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
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
Distant Network Litigation
During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation. On July 7, 2008, the Eleventh Circuit rejected the plaintiffs’ appeal and affirmed the decision of the District Court.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. During April 2008, the Court granted plaintiff’s class certification motion. Trial has been set for April 2009. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007. In July 2007, the District Court ruled in favor of Superguide. As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson. In June 2008, we moved for summary judgment asking the Court to find, among other things, that the ‘578 patent is invalid.
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
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the Injunction. The Court has set September 4, 2008 as the hearing date for Tivo’s motion for contempt.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $130 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, plus interest subsequent to the jury verdict.
If we are unsuccessful in our appeal to the United States Supreme Court, or in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on DISH Network. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $1 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

10.	Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Equipment leased to customers	$209,761	$215,322	$422,039	$422,001
Satellites*	23,564	61,189	50,015	120,233
Furniture, fixtures, equipment and other*	13,620	55,881	41,857	98,719
Identifiable intangible assets subject to amortization*	97	9,102	4,428	18,239
Buildings and improvements*	1,205	2,438	2,275	4,859

Total depreciation and amortization	$248,247	$343,932	$520,614	$664,051

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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Revenue:
DISH Network	$2,914,990	$2,701,601	$5,759,384	$5,285,388
ETC	—	34,010	—	69,585
All other	—	29,819	—	64,460
Eliminations	—	(5,422)	—	(14,440)

Total revenue	$2,914,990	$2,760,008	$5,759,384	$5,404,993

Net income (loss):
DISH Network	$335,885	$229,006	$594,468	$386,410
ETC	—	(3,574)	—	(9,240)
All other	—	(1,233)	—	4,169

Total net income (loss)	$335,885	$224,199	$594,468	$381,339

Geographic Information
Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United Sates and international customers. Following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one geographic region.

	United
	States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
As of June 30, 2008	$3,233,874	$—	$3,233,874

As of December 31, 2007	$5,182,587	$196,958	$5,379,545

Revenue
For the six months ended June 30, 2008	$5,759,384	$—	$5,759,384

For the six months ended June 30, 2007	$5,359,678	$45,315	$5,404,993

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

12.	Related Party Transactions with EchoStar
Following the Spin-off, EchoStar has operated as a separate public company and we have no continued ownership interest in EchoStar. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chief Executive Officer and Chairman, Charles W. Ergen.
EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder leasing. Generally all agreements entered into in connection with the Spin-off are based on pricing at cost plus an additional amount equal to an agreed percentage of EchoStar’s cost (unless noted differently below), which will vary depending on the nature of the products and services provided. Prior to the Spin-off, these products were provided and services were performed internally at cost. The terms of our agreements with EchoStar provide for an arbitration mechanism in the event we are unable to reach agreement with EchoStar as to the additional amounts payable for products and services, under which the arbitrator will determine the additional amounts payable by reference to the fair market value of the products and services supplied.
We and EchoStar also entered into certain transitional services agreements pursuant to which we will obtain certain services and rights from EchoStar, EchoStar will obtain certain services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. The following is a summary of the terms of the principle agreements that we have entered into with EchoStar that have an impact on our results of operations.
“Equipment sales — EchoStar”
•	Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.
“Transitional services and other revenue — EchoStar”
•	Transition Services Agreement. We entered into a transition services agreement with EchoStar pursuant to which we, or one of our subsidiaries, provide certain transitional services to EchoStar. Under the transition services agreement, EchoStar has the right, but not the obligation, to receive the following services from us: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services.

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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
“Satellite and transmission expenses — EchoStar”
•	Broadcast Agreement. We entered into a broadcast agreement with EchoStar, whereby EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services, thereby enabling us to deliver satellite television programming to subscribers. The broadcast agreement has a term of two years; however, we have the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we shall pay EchoStar a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.

•	Satellite Capacity Agreements. We have entered into satellite capacity agreements with EchoStar on a transitional basis. Pursuant to these agreements, we lease satellite capacity on satellites owned or leased by EchoStar. Certain DISH Network subscribers currently point their satellite antenna at these satellites and this agreement is designed to facilitate the separation of us and EchoStar by allowing a period of time for these DISH Network subscribers to be moved to satellites owned or leased by us following the Spin-off. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and will depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (a) the end of life or replacement of the satellite; (b) the date the satellite fails; (c) the date that the transponder on which service is being provided under the agreement fails; or (d) two years from the effective date of such agreement.
“Cost of sales — subscriber promotion subsidies — EchoStar”
•	Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. During the three months and six months ended June 30, 2008, we purchased set-top box and other equipment from EchoStar totaling $301 million and $673 million, respectively. Of these amounts, $32 million and $63 million, respectively, are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
our Condensed Consolidated Statements of Operations. The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheet.
Under our receiver agreement with EchoStar, we have the right but not the obligation to purchase receivers, accessories, and other equipment from EchoStar for a two year period. Additionally, EchoStar will provide us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar. We may also terminate the receiver agreement if certain entities were to acquire us. We also have the right, but not the obligation, to extend the receiver agreement annually for up to two years. The receiver agreement also includes an indemnification provision, whereby the parties will indemnify each other for certain intellectual property matters.
“General and administrative — Echostar”
•	Product Support Agreement. We need EchoStar to provide product support (including certain engineering and technical support services and IPTV functionality) for all receivers and related accessories that EchoStar has sold and will sell to us. As a result, we entered into a product support agreement, under which we have the right, but not the obligation, to receive product support services in respect of such receivers and related accessories. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon sixty days prior written notice.

•	Services Agreement. We entered into a services agreement with EchoStar under which we have the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. This agreement has a term of two years. We may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.
Tax Sharing Agreement
•	We entered into a tax sharing agreement with EchoStar which governs our and EchoStar’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by us, and we will indemnify EchoStar for such taxes. However, we will not be liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar will be solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.
Other EchoStar Transactions
•	Nimiq 5 Agreement. On March 11, 2008, EchoStar entered into a transponder service agreement (the “Transponder Agreement”) with Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership (“Bell ExpressVu”), which provides, among other things, for the provision by Bell ExpressVu to EchoStar of service on sixteen (16) BSS transponders on the Nimiq 5 satellite at the 72.7 W.L. orbital location. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell ExpressVu currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. On March 11, 2008, EchoStar also entered into a transponder service agreement with DISH Network L.L.C. (“DISH L.L.C.”), our wholly-owned subsidiary, pursuant to which DISH L.L.C. will receive

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We have historically positioned the DISH Network as the leading low-cost provider of multi-channel pay TV services principally by offering lower cost programming packages. At the same time we have sought to offer high quality programming, cutting edge technology and superior customer service.
We invest significant amounts in subscriber acquisition and retention programs based on our expectation that long-term subscribers will be profitable. To attract subscribers, we subsidize the cost of equipment and installation and may also from time to time offer promotional pricing on programming and other services. We also seek to differentiate DISH Network through the quality of the equipment we provide to our subscribers, including our highly-rated digital video recorder (“DVR”) and high definition (“HD”) equipment, which we promote to drive subscriber growth and retention. Subscriber growth is also impacted, positively and negatively, by customer service and customer experience in ordering, installation and troubleshooting interactions.
During the second quarter of 2008, we experienced a net loss of 25,000 DISH Network subscribers. We believe this net loss resulted primarily from weak economic conditions, aggressive promotional offerings by our competition, the heavy marketing of HD service by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn.
We believe opportunities exist to grow our subscriber base, but whether we will be able to achieve net subscriber growth is subject to a number of risks and uncertainties, including those described elsewhere in this quarterly report.
The Spin-off. Effective January 1, 2008, we completed the separation of the assets and businesses we owned and operated historically into two companies (the “Spin-off”):
•	DISH Network, through which we retain our pay-TV business, and
•	EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation, which operates the digital set top box business, and holds certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DISH Network.
DISH Network and EchoStar now operate as separate public companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our chief executive officer and chairman, Charles W. Ergen. In connection with the Spin-off, DISH Network entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which will have an impact in the future on several of our key operating metrics. We have entered into certain agreements with EchoStar subsequent to the Spin-off and we may enter into additional agreements with EchoStar in the future.
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
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.
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
DISH Network subscribers. We include customers obtained through direct sales, and through third-party retail networks and other distribution relationships, in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our America’s Top 100 programming package (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

	For the Three Months
	Ended June 30,		Variance
	2008	2007	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$2,875,580	$2,676,230	$199,350	7.4
Equipment sales and other revenue	28,785	83,778	(54,993)	(65.6)
Equipment sales, transitional services and other revenue - EchoStar	10,625	—	10,625	NM

Total revenue	2,914,990	2,760,008	154,982	5.6

Costs and Expenses:
Subscriber-related expenses	1,423,997	1,354,265	69,732	5.1
% of Subscriber-related revenue	49.5%	50.6%
Satellite and transmission expenses — EchoStar	77,697	—	77,697	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — Other	7,575	40,759	(33,184)	(81.4)
% of Subscriber-related revenue	0.3%	1.5%
Equipment, transitional services and other cost of sales	30,359	60,075	(29,716)	(49.5)
Subscriber acquisition costs	371,416	376,408	(4,992)	(1.3)
General and administrative	134,991	142,915	(7,924)	(5.5)
% of Total revenue	4.6%	5.2%
Depreciation and amortization	248,247	343,932	(95,685)	(27.8)

Total costs and expenses	2,294,282	2,318,354	(24,072)	(1.0)

Operating income (loss)	620,708	441,654	179,054	40.5

Other Income (Expense):
Interest income	13,372	28,411	(15,039)	(52.9)
Interest expense, net of amounts capitalized	(93,231)	(96,662)	3,431	3.5
Other	(11,500)	(16,139)	4,639	28.7

Total other income (expense)	(91,359)	(84,390)	(6,969)	(8.3)

Income (loss) before income taxes	529,349	357,264	172,085	48.2
Income tax (provision) benefit, net	(193,464)	(133,065)	(60,399)	(45.4)
Effective tax rate	36.5%	37.2%

Net income (loss)	$335,885	$224,199	$111,686	49.8

Other Data:
DISH Network subscribers, as of period end (in millions)	13.790	13.585	0.205	1.5
DISH Network subscriber additions, gross (in millions)	0.752	0.850	(0.098)	(11.5)
DISH Network subscriber additions (losses), net (in millions)	(0.025)	0.170	(0.195)	(114.7)
Average monthly subscriber churn rate	1.87%	1.68%	0.19%	11.3
Average monthly revenue per subscriber (“ARPU”)	$69.38	$66.06	$3.32	5.0
Average subscriber acquisition cost per subscriber (“SAC”)	$699	$645	$54	8.4
EBITDA	$857,455	$769,447	$88,008	11.4

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of June 30, 2008, we had approximately 13.790 million DISH Network subscribers compared to approximately 13.585 million subscribers at June 30, 2007, an increase of 1.5%. DISH Network added approximately 752,000 gross new subscribers for the three months ended June 30, 2008, compared to approximately 850,000 gross new subscribers during the same period in 2007. We believe our gross new subscriber additions have been and are likely to continue to be negatively impacted by weak economic conditions, aggressive promotional offerings by our competition, the heavy marketing of HD service by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network.
DISH Network lost approximately 25,000 net subscribers for the three months ended June 30, 2008, compared to adding approximately 170,000 net new subscribers during the same period in 2007. This decrease primarily resulted from the decrease in gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger subscriber base. Our percentage monthly subscriber churn for the three months ended June 30, 2008 was 1.87%, compared to 1.68% for the same period in 2007. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, the factors described above as impacting gross subscriber additions.
We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase. We are focused on improving customer service and other areas of our operations, reducing signal theft and other forms of fraud, and launching new HD service and markets. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our earnings and free cash flow.
Our gross new subscribers, our net change in subscribers, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages, including broader HD programming, and a larger number of HD and standard definition local channels, and more compelling consumer electronic products and services, including DVRs, video on demand services and receivers with multiple tuners. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
Even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to retain and sustain our historical net subscriber growth rates.
In addition, for the six months ended June 30, 2008, approximately 15 percent of our gross subscriber additions were generated through our distribution relationship with AT&T. On June 30, 2008, AT&T notified us that it intends to terminate our current distribution agreement effective as of December 31, 2008. Our ability to maintain or grow our subscriber base will be adversely affected if we do not enter into a new agreement with AT&T and we are not able to develop comparable alternative distribution channels. Even if we were to enter into a new agreement with AT&T, we could still be materially adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services or if they continue or increase their promotion of competing services.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.876 billion for the three months ended June 30, 2008, an increase of $199 million or 7.4% compared to the same period in 2007. This increase was directly attributable to DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $69.38 during the three months ended June 30, 2008 versus $66.06 during the same period in 2007. The $3.32 or 5.0% increase in ARPU was primarily attributable to price increases in February 2008 on some of our most popular programming packages, increased advertising services revenue, increased penetration of HD programming, including the availability of HD local channels, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs and other hardware related fees. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $29 million during the three months ended June 30, 2008, a decrease of $55 million or 65.6% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off. During the three months ended June 30, 2007, our set-top box sales to international customers and revenue generated from assets distributed to EchoStar accounted for $56 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $11 million during the three months ended June 30, 2008. As previously discussed, “Equipment sales, transitional services and other revenue — EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.424 billion during the three months ended June 30, 2008, an increase of $70 million or 5.1% compared to the same period 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher aggregate programming payments driven in part by the increase in the number of DISH Network subscribers, and higher in-home service, refurbishment and repair costs for our receiver systems associated with increased penetration of our equipment lease programs. “Subscriber-related expenses” represented 49.5% and 50.6% of “Subscriber-related revenue” during the three months ended June 30, 2008 and

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
2007, respectively. The decrease in this expense to revenue ratio primarily resulted from an increase in ARPU described above, a decrease, as a percentage of revenue, in programming costs and costs associated with our original agreement with AT&T, partially offset by an increase in our in-home service, refurbishment and repair costs associated with increased penetration of our equipment lease programs.
In the normal course of business, we enter into various contracts with programmers to provide content. Our programming contracts generally require us to make payments based on the number of subscribers to which the respective content is provided. Consequently, our programming expenses will increase to the extent we are successful in growing our subscriber base. In addition, because programmers continue to raise the price of content, our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” could materially increase absent corresponding price increases in our DISH Network programming packages.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $78 million during the three months ended June 30, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $8 million during the three months ended June 30, 2008, a $33 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
Satellite and transmission expenses are likely to increase further to the extent we increase the size of our owned and leased satellite fleet, obtain in-orbit satellite insurance, increase our leased uplinking capacity and launch additional HD local markets and other new programming services.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $30 million during the three months ended June 30, 2008, a decrease of $30 million or 49.5% compared to the same period in 2007. The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off, partially offset by additional costs related to our transitional services and other agreements with EchoStar. During the three months ended June 30, 2007, the costs associated with our sales of set-top boxes to international customers and revenue generated from assets distributed to EchoStar accounted for $37 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $371 million for the three months ended June 30, 2008, a decrease of $5 million or 1.3% compared to the same period in 2007. This decrease was primarily attributable to the decline in gross new subscribers, partially offset by an increase in SAC discussed below and in a slight decrease in penetration of our equipment lease programs for new subscribers.
SAC. SAC was $699 during the three months ended June 30, 2008 compared to $645 during the same period in 2007, an increase of $54, or 8.4%. This increase was primarily attributable to an increase in the number of DISH Network subscribers selecting higher priced advanced products, such as receivers with multiple tuners, HD receivers, and standard definition and HD DVRs, and an increase in promotional incentives paid to our independent retailer network. Additionally, our equipment costs were higher during the three months ended June 30, 2008 as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
During the three months ended June 30, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $155 million and $172 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
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
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended June 30, 2008 and 2007, these amounts totaled $31 million and $22 million, respectively.
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. The bandwidth benefits from MPEG-4 and 8PSK can be independently achieved. In addition, given that most of our HD content is broadcast in MPEG-4 and 8PSK, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may cause our subscriber acquisition and retention costs to increase.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions or provide greater equipment subsidies. See further discussion under “Liquidity and Capital Resources — Subscriber Retention and Acquisition Costs.”
General and administrative expenses. “General and administrative expenses” totaled $135 million during the three months ended June 30, 2008, a decrease of $8 million or 5.5% compared to the same period in 2007. This decrease was primarily attributable to the reduction in headcount resulting from the Spin-off. “General and administrative expenses” represented 4.6% and 5.2% of “Total revenue” during the three months ended June 30, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $248 million during the three months ended June 30, 2008, a decrease of $96 million or 27.8% compared to the same period in 2007. The decrease in “Depreciation and amortization” expense was primarily a result of the distribution to EchoStar of several satellites, uplink and satellite transmission assets, real estate and other assets in connection with the Spin-off. In addition, this decrease resulted from a write-off of costs associated with discontinued software development projects in 2007.
Interest income. “Interest income” totaled $13 million during the three months ended June 30, 2008, a decrease of $15 million compared to the same period in 2007. This decrease principally resulted from lower cash and marketable investment securities balances as a result of the cash and cash equivalents distributed to EchoStar in connection with the Spin-off, and payments related to our 700 MHz wireless spectrum acquisition, as well as lower total percentage returns earned on our cash and marketable investment securities during the second quarter of 2008.
Interest expense, net of amounts capitalized. “Interest expense” totaled $93 million during the three months ended June 30, 2008, a decrease of $3 million or 3.5% compared to the same period in 2007. This decrease primarily resulted from the reduction in interest expense associated with the contribution of satellite capital leases to EchoStar in connection with the Spin-off, offset by an increase in interest expense related to the issuance of debt during 2008.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $857 million during the three months ended June 30, 2008, an increase of $88 million or 11.4% compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2008	2007
	(In thousands)
EBITDA	$857,455	$769,447
Less:
Interest expense (income), net	79,859	68,251
Income tax provision (benefit), net	193,464	133,065
Depreciation and amortization	248,247	343,932

Net income (loss)	$335,885	$224,199

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
Income tax (provision) benefit, net. Our income tax provision was $193 million during the three months ended June 30, 2008, an increase of $60 million compared to the same period in 2007. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decrease in the effective state tax rate.
Net income (loss). Net income was $336 million during the three months ended June 30, 2008, an increase of $112 million compared to $224 million for the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

	For the Six Months
	Ended June 30,		Variance
	2008	2007	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$5,686,006	$5,228,293	$457,713	8.8
Equipment sales and other revenue	53,837	176,700	(122,863)	(69.5)
Equipment sales, transitional services and other revenue - EchoStar	19,541	—	19,541	NM

Total revenue	5,759,384	5,404,993	354,391	6.6

Costs and Expenses:
Subscriber-related expenses	2,868,638	2,682,886	185,752	6.9
% of Subscriber-related revenue	50.5%	51.3%
Satellite and transmission expenses — EchoStar	155,950	—	155,950	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — Other	15,239	75,678	(60,439)	(79.9)
% of Subscriber-related revenue	0.3%	1.4%
Equipment, transitional services and other cost of sales	62,173	122,831	(60,658)	(49.4)
Subscriber acquisition costs	746,372	777,493	(31,121)	(4.0)
General and administrative	264,522	300,202	(35,680)	(11.9)
% of Total revenue	4.6%	5.6%
Depreciation and amortization	520,614	664,051	(143,437)	(21.6)

Total costs and expenses	4,633,508	4,623,141	10,367	0.2

Operating income (loss)	1,125,876	781,852	344,024	44.0

Other Income (Expense):
Interest income	27,473	61,843	(34,370)	(55.6)
Interest expense, net of amounts capitalized	(183,043)	(216,162)	33,119	15.3
Other	(18,528)	(17,975)	(553)	(3.1)

Total other income (expense)	(174,098)	(172,294)	(1,804)	(1.0)

Income (loss) before income taxes	951,778	609,558	342,220	56.1
Income tax (provision) benefit, net	(357,310)	(228,219)	(129,091)	(56.6)
Effective tax rate	37.5%	37.4%

Net income (loss)	$594,468	$381,339	$213,129	55.9

Other Data:
DISH Network subscribers, as of period end (in millions)	13.790	13.585	0.205	1.5
DISH Network subscriber additions, gross (in millions)	1.483	1.740	(0.257)	(14.8)
DISH Network subscriber additions, net (in millions)	0.010	0.480	(0.470)	(97.9)
Average monthly subscriber churn rate	1.78%	1.57%	0.21%	13.4
Average monthly revenue per subscriber (“ARPU”)	$68.66	$65.12	$3.54	5.4
Average subscriber acquisition cost per subscriber (“SAC”)	$704	$654	$50	7.6
EBITDA	$1,627,962	$1,427,928	$200,034	14.0

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $5.686 billion for the six months ended June 30, 2008, an increase of $458 million or 8.8% compared to the same period in 2007. This increase was directly attributable to DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $68.66 during the six months ended June 30, 2008 versus $65.12 during the same period in 2007. The $3.54 or 5.4% increase in ARPU was primarily attributable to price increases in February 2008 and 2007 on some of our most popular programming packages, increased advertising services revenue, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, increased penetration of HD programming, including the availability of HD local channels, fees for DVRs and other hardware related fees. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $54 million during the six months ended June 30, 2008, a decrease of $123 million or 69.5% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off. During the six months ended June 30, 2007, our set-top box sales to international customers and revenue generated from assets distributed to EchoStar accounted for $102 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $20 million during the six months ended June 30, 2008. As previously discussed, “Equipment sales, transitional services and other revenue — EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $2.869 billion during the six months ended June 30, 2008, an increase of $186 million or 6.9% compared to the same period in 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher aggregate programming costs driven in part by the increase in the number of DISH Network subscribers, and higher in-home service, refurbishment and repair costs for our receiver systems associated with increased penetration of our equipment lease programs. “Subscriber-related expenses” represented 50.5% and 51.3% of “Subscriber-related revenue” during the six months ended June 30, 2008 and 2007, respectively. The decrease in this expense to revenue ratio primarily resulted from an increase in ARPU described above, a decrease, as a percentage of revenue, in programming costs and costs associated with our original agreement with AT&T, partially offset by an increase in our in-home service, refurbishment and repair costs associated with increased penetration of our equipment lease programs.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $156 million during the six months ended June 30, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $15 million during the six months ended June 30, 2008, a $60 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $62 million during the six months ended June 30, 2008, a decrease of $61 million or 49.4% compared to the same period in 2007. The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off, partially offset by additional costs related to our transitional services and other agreements with EchoStar. During the six months ended June 30, 2007, the costs associated with our sales of set-top boxes to international customers and revenue generated from assets distributed to EchoStar accounted for $68 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $746 million for the six months ended June 30, 2008, a decrease of $31 million or 4.0% compared to the same period in 2007. This decrease was primarily attributable to the decline in gross new subscribers, partially offset by an increase in SAC discussed below and in a decrease in penetration of our equipment lease programs for new subscribers.
SAC. SAC was $704 during the six months ended June 30, 2008 compared to $654 during the same period in 2007, an increase of $50, or 7.6%. This increase was primarily attributable to more DISH Network subscribers selecting higher priced advanced products, such as receivers with multiple tuners, HD receivers, and standard definition and HD DVRs, and an increase in promotional incentives paid to our independent retailer network. Additionally, our equipment costs were higher during the six months ended June 30, 2008 as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.
During the six months ended June 30, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled $298 million and $361 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the six months ended June 30, 2008 and 2007, these amounts totaled $62 million and $37 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $265 million during the six months ended June 30, 2008, a decrease of $36 million or 11.9% compared to the same period in 2007. This decrease was primarily attributable to the reduction in headcount resulting from the Spin-off. “General and administrative expenses” represented 4.6% and 5.6% of “Total revenue” during the six months ended June 30, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $521 million during the six months ended June 30, 2008, a decrease of $143 million or 21.6% compared to the same period in 2007. The decrease in “Depreciation and amortization” expense was primarily a result of several satellites, uplink and satellite transmission assets, real estate and other assets distributed to EchoStar in connection with the Spin-off and the write-off of costs associated with discontinued software development projects in 2007.
Interest income. “Interest income” totaled $27 million during the six months ended June 30, 2008, a decrease of $34 million compared to the same period in 2007. This decrease principally resulted from lower cash and marketable investment securities balances as a result of the cash and cash equivalents distributed to EchoStar in connection with the Spin-off and payments related to our 700 MHz wireless spectrum acquisition, as well as lower total percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Interest expense, net of amounts capitalized. “Interest expense” totaled $183 million during the six months ended June 30, 2008, a decrease of $33 million or 15.3% compared to the same period in 2007. This decrease primarily resulted from the reduction in interest expense associated with the 2007 debt redemption and the contribution of satellite capital leases to EchoStar in connection with the Spin-off, offset by an increase in interest expense related to the issuance of debt during 2008.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.628 billion during the six months ended June 30, 2008, an increase of $200 million or 14.0% compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands)
EBITDA	$1,627,962	$1,427,928
Less:
Interest expense (income), net	155,570	154,319
Income tax provision (benefit), net	357,310	228,219
Depreciation and amortization	520,614	664,051

Net income (loss)	$594,468	$381,339

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
Income tax (provision) benefit, net. Our income tax provision was $357 million during the six months ended June 30, 2008, an increase of $129 million compared to the same period in 2007. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”
Net income (loss). Net income was $594 million during the six months ended June 30, 2008, an increase of $213 million compared to $381 million for the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of June 30, 2008 totaled $2.222 billion, including $171 million of restricted cash and marketable investment securities, compared to $2.961 billion, including $173 million of restricted cash and marketable investment securities as of December 31, 2007. The $739 million decrease in restricted and unrestricted cash, cash equivalents and marketable investment securities was primarily related to the contribution of approximately $1.4 billion of cash, cash equivalents and marketable investment securities to EchoStar in connection with the Spin-off and payments totaling $712 million relating to our 700 MHz wireless spectrum acquisition, partially offset by the issuance of debt during 2008 and the cash flow generated during the period discussed below.
We have invested in auction rate securities (“ARS”) and mortgage backed securities (“MBS”), which are classified as available-for-sale securities and reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics. As a result of the temporary declines in fair value for our ARS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $16 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of June 30, 2008, we reclassified a portion of these investments totaling $141 million to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
As a result of the temporary declines in fair value for our MBS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $7 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of June 30, 2008, we reclassified a portion of these investments totaling $11 million to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
We participated in the auction of 700 MHz wireless spectrum designated by the FCC as Auction 73 (the “Auction”). On March 20, 2008, the FCC disclosed that a subsidiary of ours was the provisional winning bidder of 168 E Block licenses in the Auction totaling $712 million and representing coverage of 76% of the U.S. population. While the bidding in the Auction has ended, the FCC has not yet awarded any of the licenses to winning bidders nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses. We will be required to make significant additional investments to commercialize these licenses and satisfy FCC build-out requirements.
We are obligated to repay or refinance up to $1.5 billion in long-term indebtedness during 2008. Our $1.0 billion aggregate principal amount of 5 3/4% Senior Notes due 2008 will mature in October 2008. We have received notice from AT&T that it has elected to require us to repurchase on September 2, 2008 the full principal amount of the AT&T Note together with accrued but unpaid interest thereon. We expect to repay these obligations through cash on hand or through debt refinancing. We cannot predict with any certainty whether or not we will be impacted in the future by the current conditions in credit markets, which may adversely affect our ability to refinance our indebtedness, including our indebtedness which is subject to repayment or repurchase in 2008 or to secure additional financing to support our growth initiatives.
The following discussion highlights our free cash flow and cash flow activities during the six months ended June 30, 2008 compared to the same period in 2007.

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
During the six months ended June 30, 2008 and 2007, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs, including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands)
Free cash flow	$813,547	$449,371
Add back:
Purchases of property and equipment	528,342	740,095

Net cash flows from operating activities	$1,341,889	$1,189,466

The $364 million increase in free cash flow during the six months ended June 30, 2008 compared to the same period in 2007 resulted from an increase in “Net cash flows from operating activities” of $152 million, or 12.8%, and a decrease in “Purchases of property and equipment” of $212 million, or 28.6%. The increase in “Net cash flows from operating activities” was primarily attributable to an increase in cash resulting from changes in operating assets and liabilities of $256 million, including a $227 million increase in net amounts payable to EchoStar, an increase in accrued expenses of $174 million and an increase in other long-term liabilities of $94 million, partially offset by a decrease in accounts payable of $174 million and an increase in prepaid income taxes of $46 million. The increase in cash resulting from changes in operating assets and liabilities was partially offset by a decline in net income of $99 million, adjusted to exclude non-cash changes in “Depreciation and amortization” expense, and “Deferred tax expense (benefit).” The decrease in “Purchases of property and equipment” during the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to a decline in expenditures for satellite construction and for equipment under our subscriber lease programs. Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors.
During the six months ended June 30, 2008, we exhausted our federal net operating losses and currently pay cash taxes to the U.S. Government at the statutory rate of 35% of taxable income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Subscriber Turnover
Our percentage monthly subscriber churn for the six months ended June 30, 2008 was 1.78%, compared to 1.57% for the same period in 2007. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by weak economic conditions, aggressive promotional offerings by our competition, the heavy marketing of HD service by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network.
We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase. We are focused on improving customer service and other areas of our operations, reducing signal theft and other forms of fraud, and launching new HD service and markets. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our earnings and free cash flow.
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
Even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to retain or sustain our historical net subscriber growth rates.
In addition, for the six months ended June 30, 2008, approximately 15 percent of our gross subscriber additions were generated through our distribution relationship with AT&T. On June 30, 2008, AT&T notified us that it intends to terminate our current distribution agreement effective as of December 31, 2008. Our ability to maintain or grow our subscriber base will be adversely affected if we do not enter into a new agreement with AT&T and we are not able to develop comparable alternative distribution channels. Even if we were to enter into a new agreement with AT&T, we could still be materially adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services or if they continue or increase their promotion of competing services.
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
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. The bandwidth benefits from MPEG-4 and 8PSK can be independently achieved. In addition, given that most of our HD content is broadcast in MPEG-4 and 8PSK, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may cause our subscriber acquisition and retention costs to increase.
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
Obligations and Future Capital Requirements
Future maturities of our contractual obligations as of June 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$6,275,000	$1,500,000	$2,500	$—	$1,000,000	$—	$500,000	$3,250,000
Satellite-related obligations	1,253,147	360,553	176,344	88,894	52,044	52,044	52,044	471,224
Capital lease obligations	189,460	3,993	8,445	9,097	9,800	10,556	11,371	136,198
Operating lease obligations	115,790	23,372	39,821	19,455	13,451	7,451	4,366	7,874
Purchase obligations	1,514,279	1,167,175	253,603	43,651	14,859	15,334	15,827	3,830
Mortgages and other notes payable	29,624	913	3,350	3,343	3,527	3,724	3,230	11,537

Total	$9,377,300	$3,056,006	$481,563	$164,440	$1,118,681	$89,109	$586,838	$3,880,663

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
Interest on Long-Term Debt
As of June 30, 2008, expected future cash interest payments related to our debt are summarized in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt	$2,147,383	$202,271	$330,750	$330,750	$330,487	$266,250	$266,250	$420,625
Capital lease obligations	114,819	7,005	13,551	12,899	12,197	11,440	10,625	47,102
Mortgages and other notes payable	10,016	802	1,822	1,549	1,365	1,169	962	2,347

Total	$2,272,218	$210,078	$346,123	$345,198	$344,049	$278,859	$277,837	$470,074

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of June 30, 2008, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $2.222 billion. Of that amount, a total of $2.148 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above; and (e) auction rate securities (“ARS”), mortgage-backed securities (“MBS”) and asset-backed securities. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
At June 30, 2008, all of the $2.148 billion was invested in fixed or variable rate instruments. The value of these investments can be impacted by interest rate fluctuations, but while an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Further, the value could be lowered by credit losses should economic conditions worsen, as discussed below. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2008 of 3.4%. A decrease in interest rates does have the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $6 million in annual interest income.
We have invested in ARS and MBS, which are classified as available-for-sale securities and reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.
As a result of the temporary declines in fair value for our ARS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $16 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of June 30, 2008, we reclassified a portion of these investments totaling $141 million to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
As a result of the temporary declines in fair value for our MBS investments, which we attribute primarily to the liquidity of the securities, we have recorded an unrealized loss of $7 million, net of tax, to “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheet. As of June 30, 2008, we reclassified a portion of these investments totaling $11 million to non-current assets to reflect a longer expected holding period for these assets that results from the current and possible continued illiquidity.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of June 30, 2008, we held strategic and financial debt and equity investments of public companies with a fair value of $74 million. These investments are highly speculative and are concentrated in a small number of companies. During the six months ended June 30, 2008, our strategic investments experienced volatility, which is likely to continue. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $7 million decrease in the fair value of that portfolio.

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
As of June 30, 2008, we had accumulated unrealized losses net of related tax effect of $48 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the six months ended June 30, 2008, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the six months ended June 30, 2008, we recognized realized and unrealized net gains on marketable investment securities of $2 million. During the six months ended June 30, 2008, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Our other investment securities consist of the following:

As of
June 30,
Other Investment Securities	2008
(In thousands)
Cost method	$68,391
Equity method	36,148
Fair value method	6,597

Total	$111,136

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
The changes in the fair value and impairments of our other investment securities consist of the following:

For the Six
Months Ended
Other Investment Securities	June 30, 2008
(In thousands)
Unrealized gains (losses), net	$(4,807)
Impairments	(12,903)

Total	$(17,710)

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
As of June 30, 2008, we had fixed-rate debt, mortgages and other notes payable of $6.305 billion on our Condensed Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $6.055 billion using quoted market prices for our publicly traded debt, which constitutes approximately 90% of our debt, and an analysis based on certain assumptions discussed below for our private debt. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $182 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2008, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $41 million.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to several of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit on appeal. The Court, however, is permitting us to file additional invalidity motions.
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

PART II — OTHER INFORMATION — Continued
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
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We filed a motion to dismiss, which the Court denied in July 2008. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
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
Distant Network Litigation
During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation. On July 7, 2008, the Eleventh Circuit rejected the plaintiffs’ appeal and affirmed the decision of the District Court.
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

PART II — OTHER INFORMATION — Continued
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. During April 2008, the Court granted plaintiff’s class certification motion. Trial has been set for April 2009. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007. In July 2007, the District Court ruled in favor of Superguide. As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson. In June 2008, we moved for summary judgment asking the Court to find, among other things, that the ‘578 patent is invalid.
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

PART II — OTHER INFORMATION — Continued
however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings. We are appealing the Federal Circuit’s ruling to the United States Supreme Court.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the Injunction. The Court has set September 4, 2008 as the hearing date for Tivo’s motion for contempt.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $130 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, plus interest subsequent to the jury verdict.
If we are unsuccessful in our appeal to the United States Supreme Court, or in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on DISH Network. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $1 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II — OTHER INFORMATION — Continued
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for 2007 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K/A for 2007.
Recently AT&T notified us that it intends to terminate our current distribution agreement.
In addition, for the six months ended June 30, 2008, approximately 15 percent of our gross subscriber additions were generated through our distribution relationship with AT&T. On June 30, 2008, AT&T notified us that it intends to terminate our current distribution agreement effective as of December 31, 2008. Our ability to maintain or grow our subscriber base will be adversely affected if we do not enter into a new agreement with AT&T and we are not able to develop comparable alternative distribution channels. Even if we were to enter into a new agreement with AT&T, we could still be materially adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services or if they continue or increase their promotion of competing services.
We currently depend on EchoStar for a substantial portion of our satellite services and substantially all of our digital broadcast operations.
EchoStar is currently our key provider of transponder leasing and our sole provider of digital broadcast operation services. These services are provided pursuant to contracts that generally expire on January 1, 2010. While we have certain rights to renew digital broadcast operation services, EchoStar will have no obligation to provide us transponder leasing after that date. Therefore, if we are unable to extend these contracts on similar terms with EchoStar, or we are unable to obtain similar contracts from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.
We have made a substantial investment in 700 MHz wireless licenses and will be required to make significant additional investments to commercialize these licenses.
We participated in the auction of 700 MHz wireless spectrum designated by the FCC as Auction 73. On March 20, 2008, the FCC disclosed that a subsidiary of ours was the provisional winning bidder of 168 E Block licenses, or the “700 MHz Licenses,” in Auction 73 representing coverage of 76% of the U.S. population for a total bid of $712 million. The FCC has not yet issued us the licenses.
We expect to invest significant additional amounts to develop services and infrastructure to effectively utilize the spectrum and provide services to our customers. We will also need to comply with the technical and operational rules and regulations adopted by the FCC for this spectrum, including specific build-out requirements. Part or all of our licenses can be terminated for failure to satisfy these requirements. Specifically, we will be required to meet interim build-out benchmarks by February 17, 2013. Failure to meet an interim benchmark requirement will cause a two year reduction in our license term (from 10 years to 8 years) and may result in enforcement action, including forfeitures, and the loss of right to operate in any unserved areas.
There can be no assurance that we will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz Licenses.
Furthermore, the market values of wireless licenses may vary significantly in the future. In particular, valuation swings could occur if:
•	consolidation in the wireless industry allows or requires wireless carriers to sell significant portions of their wireless spectrum holdings, which could in turn reduce the value of our spectrum holdings; or
•	a sudden large sale of spectrum by one or more wireless providers occurs.
In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies, including auctions, designed to increase the number of wireless licenses available in each of our markets. For example, the 700 MHz Licenses that we acquired were only recently made available by the FCC. If the market value of our 700 MHz Licenses were to decline significantly, the value of our 700 MHz Licenses could be subject to non-cash

PART II — OTHER INFORMATION — Continued
impairment charges. We assess potential impairments to our indefinite-lived intangible assets, including our 700 MHz Licenses annually, and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Estimates of the fair value of our 700 MHz Licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
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
During 2008, we will have up to $1.5 billion in debt come up for repayment or repurchase, including $500 million of debt that will come up for repayment or repurchase in the third quarter of 2008 and $1.0 billion of debt that will come up for repayment or repurchase in the fourth quarter of 2008. In addition, our business plans may require that we raise additional debt to capitalize on our business opportunities. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable interest rates. We cannot predict with any certainty whether or not we will be impacted in the future by the current adverse credit market conditions which may adversely affect our ability to refinance our indebtedness, including our indebtedness which is subject to repayment or repurchase in 2008 or to secure additional financing to support our growth initiatives.
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
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations. For instance, our EchoStar II satellite experienced a substantial failure that appears to have rendered the satellite a total loss. EchoStar II had been operating from the 148 degree orbital location primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. As a result of this failure we had to relocate all programming and other services previously broadcast from EchoStar II to Echostar I, the primary satellite at the 148 degree location.

PART II — OTHER INFORMATION — Continued
We are subject to digital HD “carry-one-carry-all” requirements that will cause capacity constraints.
In order to provide any analog local broadcast signal in any market today, we are required to retransmit all qualifying analog broadcast signals in that market (“carry-one-carry-all”). The digital transition in February 2009 will require all full-power broadcasters to cease transmission using analog signals and switch over to digital signals. The switch to digital will provide broadcasters significantly greater capacity to provide high definition and multi-cast programming. During March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of broadcasters’ HD signals by February 2013. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. The broadcast digital transition will also require resource-intensive efforts by us to transition all broadcast signals from analog to digital at the hundreds of local facilities we utilize across the nation to receive local channels and transmit them to our uplink facilities.
In addition, the FCC is now considering whether to require DBS providers to carry broadcast stations in both standard definition and high definition starting in 2010, in accordance with the phased-in HD carry-one, carry-all requirements adopted by the FCC. If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station, which may force us to reduce the number of local markets served and limit our ability to meet competitive needs. We cannot predict the outcome or timing of that proceeding.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock from April 1, 2008 through June 30, 2008.

	Total		Total Number of	Maximum Approximate
	Number of		Shares Purchased as	Dollar Value of Shares
	Shares	Average	Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs	Plans or Programs (b)
	(In thousands, except share data)
April 1 - April 30, 2008	—	$—	—	$1,000,000
May 1 - May 31, 2008	—	$—	—	$1,000,000
June 1 - June 30, 2008	—	$—	—	$1,000,000

Total	—	$—	—	$1,000,000

(a)	During the period from April 1, 2008 through June 30, 2008, we did not repurchase any of our Class A common stock pursuant to our repurchase program.

(b)	Our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock on August 9, 2004. Prior to 2007, we purchased a total of 13.6 million shares of our Class A common stock for $374 million under this plan. During November 2007, our Board of Directors authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to an aggregate of $1.0 billion of our outstanding shares through and including December 31, 2008. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION — Continued
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were voted upon at the annual meeting of our shareholders held on June 5, 2008:
a.	The election of James DeFranco, Cantey Ergen, Charles W. Ergen, Steven R. Goodbarn, Gary S. Howard, David K. Moskowitz, Tom A. Ortolf, and Carl E. Vogel as directors to serve until the 2009 annual meeting of shareholders; and
b.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, and
c.	A shareholder proposal to amend DISH Network’s Equal Opportunity Policy.
Matters (a) and (b) above were approved while matter (c) was rejected. The voting results were as follows:

	Votes
		Against/		Broker
	For	Withheld	Abstain	Non-Votes
Election as directors:
James DeFranco	2,524,187,713	46,229,476	—	—
Cantey Ergen	2,520,939,600	49,477,589	—	—
Charles W. Ergen	2,526,125,396	44,291,793	—	—
Steven R. Goodbarn	2,565,555,474	4,861,716	—	—
Gary S. Howard	2,565,557,247	4,859,943	—	—
David K. Moskowitz	2,525,014,005	45,403,184	—	—
Tom A. Ortolf	2,565,540,169	4,877,021	—	—
Carl E. Vogel	2,524,188,901	46,228,288	—	—

Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008	2,569,516,556	819,992	80,641	—

Shareholder Proposal to Amend DISH Network’s Equal Opportunity Policy	59,124,924	2,489,630,428	4,520,375	—

PART II — OTHER INFORMATION — Continued
Item 6. EXHIBITS
(a) Exhibits.

4.1*	Indenture, dated as of May 27, 2008, relating to the 7 3/4% Senior Notes due 2015 issued by EchoStar DBS Corporation, among EchoStar DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the current report on Form 8-K of Dish Network filed on May 28, 2008).

4.2*	Registration Rights Agreement, dated as of May 27, 2008, among EchoStar DBS Corporation, the guarantors named on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 4.2 to the current report on Form 8-K of Dish Network filed on May 28, 2008).

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

☐	Filed herewith.

*	Incorporated by reference.

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

Bernard L. Han Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 4, 2008

Exhibit Index

Exhibit No.
4.1*	Indenture, dated as of May 27, 2008, relating to the 7 3/4% Senior Notes due 2015 issued by EchoStar DBS Corporation, among EchoStar DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the current report on Form 8-K of Dish Network filed on May 28, 2008).

4.2*	Registration Rights Agreement, dated as of May 27, 2008, among EchoStar DBS Corporation, the guarantors named on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 4.2 to the current report on Form 8-K of Dish Network filed on May 28, 2008).

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

☐	Filed herewith.

*	Incorporated by reference.