Form 10-Q
period 2008-09-30
DISH Network CORP
filed 2008-11-10
CIK 1001082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2008, the registrant’s outstanding common stock consisted of 208,622,455 shares of Class A common stock and 238,435,208 shares of Class B common stock.

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	We face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies. Many of our competitors offer video services bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet. The competitive environment may require us to increase promotional and retention spending or accept lower subscriber acquisitions and higher subscriber churn.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace some or all subscriber equipment and make substantial investments in our infrastructure. For example, the increase in demand for high definition (“HD”) programming requires not only upgrades to customer premises equipment but also substantial increases in satellite capacity. We may not be able to pass on to our customers the entire cost of these upgrades and investments, and there can be no assurance that we will be able to effectively compete with the HD programming offerings of our competitors.

•	DISH Network® gross subscriber additions may continue to decrease and subscriber turnover may continue to increase, in each case due to a variety of factors, such as increasing competition and worsening economic conditions, which are outside of our control, and other factors, such as our own operational inefficiencies and levels of customer satisfaction with our products and services, which are within our control, that would require significant investments and expenditures to overcome, which may have a material adverse effect on our results of operations and financial condition.

•	Our ability to grow or maintain our business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors adversely affecting the global and domestic economy. Unfavorable events in the economy, including a further deterioration in the credit and equity markets, could significantly affect consumer demand for our pay-TV services as consumers may delay purchasing decisions or reduce or reallocate their discretionary spending. Adverse economic conditions may also make it more difficult for us to access financing on acceptable terms or at all, cause us to impair our investment portfolio, and affect our ability to attract and retain subscribers.

•	We rely on EchoStar Corporation (“EchoStar”), which we owned prior to its January 1, 2008 separation from us (the “Spin-off”), to design and develop set-top boxes and to provide transponder capacity, digital broadcast operations and other services for us. EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations. We may be unable to renew agreements for these services with EchoStar on acceptable terms or at all. EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

•	The loss of our distribution relationship with AT&T on January 31, 2009 may impair our ability to generate gross and net subscriber additions, increase churn and impair our ability to generate revenue growth.

•	We have made and we will continue to make material investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These

i

investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.

•	Satellite programming signals are subject to theft and we are subject to other forms of fraud. Theft of service and other forms of fraud could increase in the future, causing us to lose subscribers and revenue and to incur higher costs.

•	We depend on certain telecommunications providers, independent retailers and others to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions. A number of these resellers are not exclusive to us and also offer competitors’ products and services. Loss of one or more of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

•	We depend on others to produce the programming we distribute to our subscribers, programming costs may increase beyond our current expectations and we may be unable to obtain or renew programming agreements on acceptable terms or at all. Existing programming agreements could be subject to cancellation. We may be denied access to sports and other programming. Foreign programming is increasingly offered on other platforms. We may also be unable to obtain required retransmission consents. Our inability to obtain or renew attractive programming could cause our subscriber base and related revenue to decline and could cause our subscriber turnover to increase.

•	We depend on and are subject to government regulations and requirements, primarily those of the Federal Communications Commission (“FCC”). Government regulations and requirements could become more burdensome at any time, causing us to expend additional resources on compliance, and critical protections provided for by FCC rules and regulations to ensure non-discriminatory access to cable-owned programming assets may be reduced. In addition, we may lose (or have altered) existing or future government authorizations and licenses that are necessary to conduct our business. We may be unable to obtain needed FCC authorizations or export licenses.

•	We made a substantial deposit for 700 MHz wireless licenses in an FCC auction. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements.

•	We are highly leveraged and subject to numerous constraints on our ability to raise additional debt. We may be required to raise and/or refinance indebtedness during unfavorable market conditions. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. We cannot predict with any certainty whether or not we will be impacted in the future by the current conditions, which may adversely affect our ability to refinance our indebtedness, or to secure additional financing to support our growth initiatives.

•	A portion of our investment portfolio is invested in asset backed securities, auction rate securities, mortgage backed securities and special investment vehicles. The markets associated with these investments have experienced greatly reduced liquidity in recent months and therefore have adversely affected our liquidity. In addition, certain of these securities have defaulted or been materially downgraded causing us to record impairment charges. Should the credit ratings of these securities deteriorate further, we may be required to record additional impairment charges.

•	If we and EchoStar are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claims that EchoStar’s technology infringes Tivo’s patent, we could be prohibited from distributing DVRs supplied to us by EchoStar, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality using different technology and/or manufacturers other than EchoStar, the adverse affect on our business could be material. We could also have to pay substantial additional damages.

•	If our EchoStar X satellite experiences a significant failure, we could lose the ability to deliver local network channels in many markets. If any of our other owned or leased satellites experienced a significant failure, we could lose the ability to provide other critical programming to the continental United States.

ii

•	Our satellite launches may be delayed or fail, or our owned or leased satellites may fail in orbit prior to the end of their scheduled lives which could cause extended interruptions of some of the channels we offer and impair our ability to attract and retain subscribers.

•	We do not carry insurance for any satellite launches or any of the in-orbit satellites that we own or lease, and we bear the risk of any launch or in-orbit satellite failures. Therefore, launch failures and/or failures of any of the in-orbit satellites that we own or lease could have a material adverse effect on our results of operations and financial position and could require us to take substantial impairment charges.

•	Service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business.

•	We depend heavily on complex information technologies. Weaknesses in our information technology systems could have an adverse impact on our business. We may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure.

•	We may face actual or perceived conflicts of interest with EchoStar in a number of areas relating to our past, ongoing and future relationships, including: (i) cross officerships, directorships and stock ownership, (ii) related party transactions, including those that were entered into in connection with the Spin-off, and (iii) business opportunities.

•	We rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with EchoStar through their positions at EchoStar or our management services agreement with EchoStar.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business.

•	We may be subject to claims that we infringe certain patents. There can be no assurance that we will be able to obtain licenses or redesign our products to avoid patent infringement.

•	We may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that may require us to raise additional capital, (which may not be available on acceptable terms), could become substantial over time, involve a high degree of risk, and could expose us to significant financial losses if the underlying ventures are not successful.

•	We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2007, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our stock price and our business.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

iii

Item 1. FINANCIAL STATEMENTS
DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$971,943	$919,543
Marketable investment securities	460,704	1,868,653
Restricted cash and cash equivalents (Note 5)	104,600	—
Trade accounts receivable — other, net of allowance for uncollectible accounts of $14,708 and $14,019, respectively	720,745	699,101
Trade accounts receivable — EchoStar	72,160	—
Inventories, net	394,659	306,915
Current deferred tax assets	15,179	342,813
Other current assets	113,139	108,113
Other current assets — EchoStar	3,707	—

Total current assets	2,856,836	4,245,138
Restricted cash and marketable investment securities	75,739	172,520
Property and equipment, net of accumulated depreciation of $2,366,559 and $3,591,594, respectively	2,622,830	4,058,189
FCC authorizations	679,570	845,564
700 MHz wireless spectrum deposit (Note 7)	711,871	—
Deferred tax assets	14,522	—
Intangible assets, net	5,426	218,875
Goodwill	—	256,917
Marketable investment securities	100,078	—
Other noncurrent assets, net (Note 5)	110,376	289,326

Total assets	$7,177,248	$10,086,529

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$97,406	$314,825
Trade accounts payable — EchoStar	491,886	—
Deferred revenue and other	849,262	857,846
Accrued programming	906,329	914,074
Litigation accrual	104,600	—
Other accrued expenses	717,257	587,942
Current portion of capital lease obligations, mortgages and other notes payable	11,739	50,454
3% Convertible Subordinated Note due 2011 (Note 8)	25,000	—
3% Convertible Subordinated Note due 2010 (Note 8)	—	500,000
5 3/4% Senior Notes due 2008 (Note 8)	971,555	1,000,000

Total current liabilities	4,175,034	4,225,141

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
3% Convertible Subordinated Note due 2011	—	25,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
7 3/4% Senior Notes due 2015 (Note 8)	750,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion	222,794	550,250
Deferred tax liabilities	—	386,493
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	158,918	259,656

Total long-term obligations, net of current portion	5,131,712	5,221,399

Total liabilities	9,306,746	9,446,540

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Class A common stock, $.01 par value, 1,600,000,000 shares authorized, 256,689,257 and 255,138,160 shares issued, 208,622,342 and 210,125,360 shares outstanding, respectively	2,567	2,551
Class B common stock, $.01 par value, 800,000,000 shares authorized, 238,435,208 shares issued and outstanding.	2,384	2,384
Class C common stock, $.01 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,085,343	2,033,865
Accumulated other comprehensive income (loss)	(91,445)	46,698
Accumulated earnings (deficit)	(2,685,388)	(84,456)
Treasury stock, at cost	(1,442,959)	(1,361,053)

Total stockholders’ equity (deficit)	(2,129,498)	639,989

Total liabilities and stockholders’ equity (deficit)	$7,177,248	$10,086,529

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue:
Subscriber-related revenue	$2,886,157	$2,699,018	$8,572,163	$7,927,311
Equipment sales and other revenue	41,918	95,309	95,755	272,009
Equipment sales — EchoStar	2,433	—	8,533	—
Transitional services and other revenue — EchoStar	6,273	—	19,714	—

Total revenue	2,936,781	2,794,327	8,696,165	8,199,320

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 12)	1,534,133	1,384,632	4,402,771	4,067,518
Satellite and transmission expenses (exclusive of depreciation shown below — Note 12):
EchoStar	76,848	—	232,798	—
Other	7,651	50,253	22,890	125,931
Equipment, transitional services and other cost of sales	69,315	66,745	131,488	189,576
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 12)	53,418	25,553	116,489	89,082
Other subscriber promotion subsidies	310,879	314,550	888,849	931,514
Subscriber acquisition advertising	73,469	60,521	178,800	157,521

Total subscriber acquisition costs	437,766	400,624	1,184,138	1,178,117
General and administrative — EchoStar	14,300	—	40,740	—
General and administrative	133,282	151,409	371,364	451,611
Depreciation and amortization (Note 12)	245,646	344,150	766,260	1,008,201

Total costs and expenses	2,518,941	2,397,813	7,152,449	7,020,954

Operating income (loss)	417,840	396,514	1,543,716	1,178,366

Other Income (Expense):
Interest income	16,609	37,074	44,082	98,917
Interest expense, net of amounts capitalized	(101,802)	(96,251)	(284,845)	(312,413)
Other (Note 5)	(106,055)	(6,124)	(124,583)	(24,099)

Total other income (expense)	(191,248)	(65,301)	(365,346)	(237,595)

Income (loss) before income taxes	226,592	331,213	1,178,370	940,771
Income tax (provision) benefit, net	(134,697)	(131,533)	(492,007)	(359,752)

Net income (loss)	$91,895	$199,680	$686,363	$581,019

Denominator for basic and diluted net income (loss) per share — Class A and B common stock:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	449,425	447,496	449,318	447,001

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	460,042	456,543	461,040	456,048

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.20	$0.45	$1.53	$1.30

Diluted net income (loss)	$0.20	$0.44	$1.50	$1.29

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$686,363	$581,019
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	766,260	1,008,201
Equity in losses (earnings) of affiliates	1,884	3,165
Realized and unrealized losses (gains) on investments	120,669	16,309
Non-cash, stock-based compensation	11,690	16,555
Deferred tax expense (benefit)	151,638	293,756
Other, net	5,878	5,320
Change in noncurrent assets	8,470	(5,253)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	31,010	(15,549)
Changes in current assets and current liabilities, net	41,525	(6,868)

Net cash flows from operating activities	1,825,387	1,896,655

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,344,319)	(2,640,785)
Sales and maturities of marketable investment securities	4,457,908	2,413,757
Purchases of property and equipment	(844,265)	(1,070,033)
Change in restricted cash and marketable investment securities	1,700	2,269
Deposit for 700 MHz wireless spectrum acquisition	(711,871)	—
Proceeds from the sale of strategic investment	106,200	—
FCC authorizations	—	(57,463)
Purchase of strategic investments included in noncurrent assets and other	—	(71,906)
Other	(705)	5,803

Net cash flows from investing activities	(1,335,352)	(1,418,358)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off (Note 1)	(585,147)	—
Proceeds from issuance of 7 3/4% Senior Notes due 2015 (Note 8)	750,000	—
Debt issuance costs	(4,972)	—
Redemption of 5 3/4% Convertible Subordinated Notes due 2008	—	(999,985)
Redemption of 3% Convertible Subordinated Note due 2010	(500,000)	—
Repurchases of 5 3/4% Senior Notes due 2008	(28,445)	—
Repayment of capital lease obligations, mortgages and other notes payable	(7,068)	(31,835)
Repurchases of Class A common stock (Note 9)	(81,906)	—
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	19,903	28,082
Excess tax benefits recognized on stock option exercises	—	4,407

Net cash flows from financing activities	(437,635)	(999,331)

Net increase (decrease) in cash and cash equivalents	52,400	(521,034)
Cash and cash equivalents, beginning of period	919,543	1,749,670

Cash and cash equivalents, end of period	$971,943	$1,228,636

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$240,437	$273,877

Capitalized interest	$11,812	$11,965

Cash received for interest	$36,354	$73,146

Cash paid for income taxes	$361,737	$72,861

Employee benefits paid in Class A common stock	$19,374	$17,674

Satellite financed under capital lease obligations	$—	$198,219

Satellite and other vendor financing	$23,314	$—

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$2,741,399	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
DISH Network Corporation, formerly known as EchoStar Communications Corporation, is a holding company. Its subsidiaries (which together with DISH Network Corporation are referred to as “DISH Network,” the “Company,” “we,” “us” and/or “our”) operate the DISH Network® television service, which provides a direct broadcast satellite (“DBS”) subscription television service in the United States and had 13.780 million subscribers as of September 30, 2008.
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
The Spin-off of EchoStar did not result in the discontinuance of any of our ongoing operations as the cash flows related to, among others things, purchases of set-top boxes, transponder leasing and digital broadcasting services that we purchase from EchoStar continue to be included in our operations.
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

January 1,
2008
(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$585,147
Marketable investment securities	947,120
Trade accounts receivable, net	38,054
Inventories, net	31,000
Current deferred tax assets	8,459
Other current assets	32,351

Total current assets	1,642,131
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,516,604
FCC authorizations	165,994
Intangible assets, net	214,544
Goodwill	256,917
Other noncurrent assets, net	93,707

Total assets	$3,893,047

Liabilities
Current Liabilities:
Trade accounts payable	$5,825
Deferred revenue and other accrued expenses	38,460
Current portion of capital lease obligations, mortgages and other notes payable	40,533

Total current liabilities	84,818

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	341,886
Deferred tax liabilities	139,797

Total long-term obligations, net of current portion	481,683

Total liabilities	566,501

Net assets distributed	$3,326,546

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 (“2007 10-K/A”). Certain prior period amounts have been reclassified to conform to the current period presentation. Variable rate demand notes (“VRDNs”), which we previously reported as cash and cash equivalents, are now classified as current marketable investment securities (see Note 5). We held VRDNs on December 31, 2007 prior to the Spin-off, we distributed VRDNs to EchoStar in connection with the Spin-off, and we continued to hold VRDNs as of September 30, 2008. We reclassified the allocation of cash and cash equivalents and marketable investment securities to accurately reflect the amounts of each we distributed to EchoStar in connection with the Spin-off. There was no change in the combined distribution total of $1.5 billion of cash and cash equivalents and current marketable investment securities (see Note 1). As a result of these reclassifications, “Purchases of marketable investment securities” and “Sales and maturities of marketable investment securities” in “Net cash flows from investing activities” and “Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off” in “Net cash flows from financing activities” on our Condensed Consolidated Statements of Cash Flows have been reclassified for all prior periods. The ongoing purchase and sale of VRDNs now appear on our cash flow statement under “Cash flows from investing activities.”

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$91,895	$199,680	$686,363	$581,019
Foreign currency translation adjustments	(1,384)	3,652	(2,961)	6,268
Unrealized holding gains (losses) on available-for-sale securities	(170,447)	38,103	(231,869)	44,184
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	148,423	(268)	146,112	(2,263)
Deferred income tax (expense) benefit	(29,398)	(14,950)	(10,174)	(16,415)

Comprehensive income (loss)	$39,089	$226,217	$587,471	$612,793

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Sheets and below consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accumulated
Other
Comprehensive
Income
(In thousands)
Balance, December 31, 2007	$46,698
Distribution of accumulated other comprehensive income to EchoStar, net of tax (Note 1)	(39,251)
Foreign currency translation	(2,961)
Change in unrealized holding gains (losses) on available-for-sale securities, net	(85,757)
Deferred income tax (expense) benefit	(10,174)

Balance, September 30, 2008	$(91,445)

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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$91,895	$199,680	$686,363	$581,019
Interest on subordinated notes convertible into common shares, net of related tax effect	1,537	2,432	6,494	7,295

Numerator for diluted net income (loss) per common share	$93,432	$202,112	$692,857	$588,314

Denominator:
Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	449,425	447,496	449,318	447,001
Dilutive impact of options outstanding	2,318	1,782	2,941	1,782
Dilutive impact of subordinated notes convertible into common shares	8,299	7,265	8,781	7,265

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	460,042	456,543	461,040	456,048

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.20	$0.45	$1.53	$1.30

Diluted net income (loss)	$0.20	$0.44	$1.50	$1.29

Shares of Class A common stock issuable upon conversion of:
3% Convertible Subordinated Note due 2010 (Note 8) *	8,299	6,866	8,299	6,866
3% Convertible Subordinated Note due 2011 (Note 8)	482	399	482	399

*	The 3% Convertible Subordinated Note due 2010 was repurchased in September 2008.
As of September 30, 2008 and 2007, there were 3.4 million and 1.4 million stock incentive awards outstanding, respectively, not included in the above denominator as their inclusion would have been antidilutive. Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	As of September 30,
	2008	2007
	(In thousands)
Performance-based options	9,548	10,200
Restricted performance units	571	639

Total	10,119	10,839

In addition, the foregoing diluted EPS calculation does not include approximately 0.3 million shares of Class A common stock, the vesting of which is subject to our achievement of a certain long-term subscriber goal, which has not yet been achieved.
Accounting for Uncertainty in Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In addition to filing federal income tax returns, we and our subsidiaries file income tax returns in all states that impose an income tax and in a small number of foreign jurisdictions where we have insignificant operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of September 30, 2008, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$20,160
Additions based on tax positions related to the current year	47,707
Reductions based on tax positions related to the current year	(36,712)
Additions for tax positions of prior years	106,098

Balance as of September 30, 2008	$137,253

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other income (expense)” on our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2008, we recorded $1 million and $6 million in interest and penalty expense to earnings, respectively. Accrued interest and penalties was $8 million at September 30, 2008.
We have $128 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. Of this amount, it is reasonably possible that $103 million may be paid or effectively settled within the next twelve months, depending on the resolution of a change in accounting method filed with the Internal Revenue Service.
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
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements for providing sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.

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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of September 30, 2008, we had outstanding under these plans options to acquire 20.4 million shares of our Class A common stock and 1.6 million restricted stock awards. Stock options granted through September 30, 2008 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued options subject to vesting, typically at the rate of 20% per year, some options have been granted with immediate vesting and other options vest only upon the achievement of certain company-wide objectives. As of September 30, 2008, we had 64.3 million shares of our Class A common stock available for future grant under our stock incentive plans.
As of September 30, 2008, the following stock incentive awards were outstanding:

	As of September 30, 2008
	Dish Network Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by DISH Network employees	14,847,200	452,495	3,199,525	90,481
Held by EchoStar employees	5,530,638	1,188,332	N/A	N/A

Total	20,377,838	1,640,827	3,199,525	90,481

We are responsible for fulfilling all stock incentive awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock incentive awards related to EchoStar common stock, regardless of whether such stock incentive awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”), our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by DISH Network or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock Award Activity
Our stock option activity (including performance and non-performance based options) for the nine months ended September 30, 2008 was as follows:

	For the Nine Months
	Ended September 30, 2008
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	20,938,403	$22.61
Granted	1,188,500	28.46
Exercised	(844,278)	21.76
Forfeited and cancelled	(904,787)	27.16

Total options outstanding, end of period	20,377,838	22.79

Performance based options outstanding, end of period *	9,547,500	16.41

Exercisable at end of period	6,576,564	28.79

*	These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below. Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of September 30, 2008.
We realized $3 million and $9 million of tax benefits from stock options exercised during the nine months ended September 30, 2008 and 2007, respectively. Based on the closing market price of our Class A common stock on September 30, 2008, the aggregate intrinsic value of our outstanding stock options was $76 million. Of that amount, options with an aggregate intrinsic value of $5 million were exercisable at the end of the period.
Our restricted stock award activity (including performance and non-performance based options) for the nine months ended September 30, 2008 was as follows:

	For the Nine Months
	Ended September 30, 2008
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock awards outstanding, beginning of period	1,717,078	$29.24
Granted	—	—
Exercised	(30,000)	26.66
Forfeited and cancelled	(46,251)	30.75

Total restricted stock awards outstanding, end of period	1,640,827	29.27

Restricted performance units outstanding, end of period *	570,827	25.99

*	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term goal which management has determined is not probable as of September 30, 2008.

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
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded on our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of our business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of either of the goals was not probable as of September 30, 2008, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met during the nine months ended September 30, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. During the nine months ended September 30, 2008, if we had determined each goal was probable, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.

	Total		Vested Portion
	1999 LTIP	2005 LTIP	1999 LTIP	2005 LTIP
	(In thousands)
DISH Network awards held by DISH Network employees	$21,609	$49,873	$19,772	$12,654
EchoStar awards held by DISH Network employees	4,387	10,126	4,015	2,569

Total	$25,996	$59,999	$23,787	$15,223

Of the 20.4 million options and 1.6 million restricted stock awards outstanding under our stock incentive plans as of September 30, 2008, the following awards were outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

	As of
	September 30, 2008
		Weighted-
		Average
Long-Term Performance-Based Plans	Stock Awards	Exercise Price
1999 LTIP options	5,098,000	$8.71
2005 LTIP options	4,449,500	25.22
2005 LTIP restricted performance units	570,827

Total	10,118,327

No awards were granted under the 1999 LTIP or 2005 LTIP during the nine months ended September 30, 2008.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three and nine months ended September 30, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Subscriber-related	$127	$152	$414	$458
Satellite and transmission	—	86	—	306
General and administrative	2,185	2,951	6,773	9,460

Total non-cash, stock-based compensation	$2,312	$3,189	$7,187	$10,224

As of September 30, 2008, our total unrecognized compensation cost related to our non-performance based unvested stock options was $31 million and includes compensation expense that we will recognize for EchoStar stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.4% per year and will be recognized over a weighted-average period of approximatly three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three and nine months ended September 30, 2008 and 2007 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.15%	4.21% — 4.49%	2.74% — 3.42%	4.51% — 4.77%
Volatility factor	24.90%	18.63% — 23.95%	19.98% — 24.90%	20.17% — 22.29%
Expected term of options in years	6.1	6.0 — 10.0	6.0 — 6.1	5.9 — 10.0
Weighted-average fair value of options granted	$6.65	$13.70 — $21.41	$6.65 — $8.72	$13.56 — $20.14
We do not currently plan to pay additional dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for our stock as new events or changes in circumstances become known.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Finished goods — DBS	$213,627	$170,463
Raw materials	119,994	70,103
Work-in-process — used	78,771	67,542
Work-in-process — new	3,784	13,546

Subtotal	416,176	321,654
Inventory allowance	(21,517)	(14,739)

Inventories, net	$394,659	$306,915

5. Investment Securities
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
Investments in Debt and Equity Securities
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and VRDNs. VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. As of September 30, 2008 and December 31, 2007, we held VRDNs with fair values of $113 million and $261 million, respectively.
We also have invested in auction rate securities (“ARS”) and mortgage backed securities (“MBS”), which are classified as available-for-sale securities and reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
For our ARS and MBS investments, due to the lack of observable market quotes for identical assets, we utilize analyses that rely on Level 2 and/or Level 3 inputs. These inputs include observed prices on similar assets as well as our assumptions and estimates related to the counterparty credit quality, default risk underlying the security and overall capital market liquidity. The valuation of our ARS and MBS investments portfolio is subject to uncertainties that are difficult to estimate.
As of September 30, 2008, $75 million, net of tax, of unrealized losses were included in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets, as the result of the dislocation in the credit markets and temporary declines in the fair value for our ARS investments. We have established a full valuation allowance for the deferred tax assets associated with these capital losses. In addition, we continue to classify these investments totaling $92 million as noncurrent assets as we intend to hold these investments until they recover or mature.
As of September 30, 2008, $16 million, net of tax, of unrealized losses were included in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets, as a result of the dislocation in the credit markets and temporary declines in the fair value for our MBS investments. We have established a full valuation allowance for the tax asset associated with this capital loss. In addition, we continue to classify a portion of these investments totaling $8 million as noncurrent assets as we intend to hold these investments until they recover or mature.
Any future change in fair value related to our ARS and MBS investments that we deem to be temporary would be recorded to “Accumulated other comprehensive income (loss).” If we determine that any declines below our reported cost basis are other than temporary, we would record a charge to earnings, as appropriate.
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Total Fair Value as of
	September 30, 2008				December 31,
	Total	Level 1	Level 2	Level 3	2007
Current:
Marketable investment securities — non strategic	$406,882	$345,109	$58,350	$3,423	$1,291,840
Marketable investment securities — strategic	53,822	53,822	—	—	576,813

Current marketable investment securities	460,704	398,931	58,350	3,423	1,868,653
Noncurrent:
Marketable investment securities — restricted	68,296	68,296	—	—	58,894
Marketable investment securities — non strategic	100,078	—	—	100,078	—
Other investment securities	4,155	—	—	4,155	11,404

Noncurrent marketable investment and other securities	172,529	68,296	—	104,233	70,298

Total marketable investment and other securities	$633,233	$467,227	$58,350	$107,656	$1,938,951

Our marketable investment securities as of December 31, 2007 included $947 million of marketable investment securities that were distributed to EchoStar in connection with the Spin-off (see Note 1).

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Changes in Level 3 instruments are as follows (in thousands):

	Level 3
		Current and
		Noncurrent
		Marketable	Other
		Investment	Investment
	Total	Securities	Securities
Balance as of January 1, 2008	$211,999	$200,595	$11,404
Net realized/unrealized gains/(losses) included in earnings	(7,249)	—	(7,249)
Net realized/unrealized gains/(losses) included in other comprehensive income	(92,788)	(92,788)	—
Purchases, issuances and settlements, net	(4,306)	(4,306)	—

Balance as of September 30, 2008	$107,656	$103,501	$4,155

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
As of September 30, 2008 and December 31, 2007, we had accumulated unrealized gains (losses), net of related tax effect, of $100 million in losses and $30 million in gains, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2008, in accordance with our impairment policy, we recorded $148 million and $4 million in charges to earnings for “other than temporary” declines in the fair value of our marketable and non-marketable investment securities, respectively. During the nine months ended September 30, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the nine months ended September 30, 2008 and 2007, we recognized realized net gains on the sale of marketable investment securities of $3 million and $10 million, respectively.
Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of September 30, 2008, a significant portion of our strategic investment portfolio consisted of securities of a single issuer and the value of that portfolio therefore depends on the value of that issuer. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value. During October 2008, the value of our strategic marketable investment securities of $54 million declined in excess of 40%.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Marketable Investment Securities in a Loss Position. The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category. As of September 30, 2008, the unrealized losses on our investments in debt securities primarily represent investments in auction rate, mortgage and asset-backed securities. We are not aware of any specific factors which indicate that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations. In addition, we have the ability and intent to hold our investments in these debt securities until they recover or mature.

		As of September 30, 2008
	Primary	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
	Temporary market
Debt securities	fluctuations	$57,799	$(432)	$—	$—	$358,811	$(99,581)

Total		$57,799	$(432)	$—	$—	$358,811	$(99,581)

		As of December 31, 2007
		(In thousands)
	Temporary market
Debt securities	fluctuations	$361,347	$(7,168)	$163,230	$(1,909)	$—	$—
	Temporary market
Equity securities	fluctuations	186,352	(16,192)	2,124	(1,027)	—	—

Total		$547,699	$(23,360)	$165,354	$(2,936)	$—	$—

Other Investment Securities
We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Our other investment securities consist of the following:

	As of
	September 30,	December 31,
Other Investment Securities	2008	2007
	(In thousands)
Cost method	$15,794	$108,355
Equity method	30,179	68,127
Fair value method	4,155	11,404

Total	$50,128	$187,886

The decrease in other investment securities as of September 30, 2008 compared to December 31, 2007 primarily resulted from the distribution of assets to EchoStar in connection with the Spin-off (see Note 1). In addition, during the nine months ended September 30, 2008, we recorded a $53 million gain on the sale of one of our non-marketable investment securities.
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
“Other” income and expense on our Condensed Consolidated Statements of Operations includes changes in the carrying amount of our marketable and non-marketable investment securities and other items as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Marketable investment securities — gains (losses) on sales/exchange	$(363)	$687	$2,120	$7,161
Other investment securities — gains (losses) on sales	53,473	—	53,473	—
Marketable investment securities — other than temporary impairments	(148,003)	—	(148,003)	—
Other investment securities — unrealized gains (losses) on fair value investments and other than temporary impairments	(10,549)	(4,195)	(28,259)	(25,789)
Other	(613)	(2,616)	(3,914)	(5,471)

Total	$(106,055)	$(6,124)	$(124,583)	$(24,099)

Restricted Cash and Marketable Investment Securities
As of September 30, 2008 and December 31, 2007, restricted cash and marketable investment securities included amounts required as collateral for our letters of credit. Additionally, restricted cash and marketable investment securities as of September 30, 2008 and December 31, 2007 included $105 million and $101 million, respectively, in escrow related to our litigation with Tivo. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released from the escrow account to Tivo.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
6. Satellites
We presently utilize twelve satellites in geostationary orbit approximately 22,300 miles above the equator, five of which are owned by us. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We lease capacity on six satellites from EchoStar with terms of up to two years and we account for these as operating leases. (See Note 14 for further discussion of our satellite leases with EchoStar.) We also lease one satellite from a third party, which is accounted for as a capital lease pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital lease is depreciated over the fifteen year term of the satellite service agreement.
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
EchoStar I. EchoStar I, a 7000 class satellite, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), is currently functioning properly in orbit. However, similar Lockheed Series 7000 class satellites have experienced total in-orbit failures, including our own EchoStar II, discussed below. While no telemetry or other data indicates EchoStar I would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures. EchoStar I, which was launched in December 1995, is fully depreciated.
EchoStar II. On July 14, 2008, our EchoStar II satellite experienced a failure that rendered the satellite a total loss. EchoStar II had been operating from the 148 degree orbital location primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. All programming and other services previously broadcast from EchoStar II were restored to Echostar I, the primary satellite at the 148 degree location, within several hours after the failure. The $6 million book value of EchoStar II was written-off during the second quarter of 2008.
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. These issues have not impacted commercial operation of the satellite. Prior to 2008, EchoStar V also experienced anomalies resulting in the loss of ten solar array strings. During 2008, three additional solar array strings on the satellite have failed. The solar array failures, which will result in a reduction in the number of transponders to which power can be provided in later years, have not impacted commercial operation of the satellite to date. As of October 2008, EchoStar V was fully depreciated.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
EchoStar XI. EchoStar XI was launched in July 2008 and commenced commercial operation at the 110 degree orbital location during August 2008, where it provides additional high-powered capacity to support expansion of our programming services, including high definition programming.
EchoStar XV. On April 14, 2008, Space Systems/Loral, Inc. began the construction of EchoStar XV, a direct broadcast satellite expected to launch during 2010. This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.
AMC-14. In connection with the Spin-off, we distributed our AMC-14 satellite lease agreement with SES Americom (“SES”) to EchoStar with the intent to lease the entire capacity of the satellite from EchoStar. During March 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. We did not incur any financial liability as a result of the AMC-14 satellite being declared a total loss.
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
7. Intangible Assets
As of September 30, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract-based	$—	$—	$192,845	$(60,754)
Customer and reseller relationships	—	—	96,898	(70,433)
Technology-based	5,814	(388)	69,797	(9,478)

Total	$5,814	$(388)	$359,540	$(140,665)

As of January 1, 2008, intangible assets with a net book value of $215 million were distributed to EchoStar in connection with the Spin-off (see Note 1). Amortization of our intangible assets was less than $1 million and $9 million for the three months ended September 30, 2008 and 2007, respectively. Amortization was $5 million and $27 million for the nine months ended September 30, 2008 and 2007, respectively.
We made a $712 million deposit for 700 MHz wireless licenses in an FCC auction. The FCC has not yet issued the licenses. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
8. Long-Term Debt
3% Convertible Subordinated Note due 2010
During the three months ended September 30, 2008, we repaid our $500 million 3% Convertible Subordinated Note due in 2010.
5 3/4% Senior Notes due 2008
During the three months ended September 30, 2008, we repurchased $28 million of our 5 3/4% Senior Notes due 2008 in open market transactions. On October 1, 2008, the remaining balance of $972 million was redeemed.
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
Commencing August 25, 2009, we may redeem, and CTL may require us to repurchase, all or a portion of the note without a premium. Therefore, during the three months ended September 30, 2008, this note was reclassified to current liabilities on our “Condensed Consolidated Balance Sheets.”
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
Capital Lease Obligations
Future minimum lease payments under our capital lease obligations remaining after the Spin-off, together with the present value of the net minimum lease payments as of September 30, 2008, are as follows (in thousands):

For the Years Ended December 31,
2008 (remaining three months)	$12,000
2009	48,000
2010	48,000
2011	48,000
2012	48,000
2013	48,000
Thereafter	400,000

Total minimum lease payments	652,000
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(353,220)

Net minimum lease payments	298,780
Less: Amount representing interest	(111,299)

Present value of net minimum lease payments	187,481
Less: Current portion	(8,290)

Long-term portion of capital lease obligations	$179,191

9. Stockholders’ Equity (Deficit)
Common Stock Repurchase Program
Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the three and nine months ended September 30, 2008, we repurchased 3.1 million shares of our common stock for $82 million. In November 2008, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2009.
10. Income Tax
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Condensed Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The effective tax rates for the three and nine months ended September 30, 2008 were 59.4% and 41.8%, respectively. These effective tax rates exceed our expected blended statutory Federal and State tax rate of approximately 38.5% primarily due to the establishment of valuation allowances against deferred tax assets related to the impairment of marketable and non-marketable investment securities, partially offset by reductions in our accrual for uncertain tax positions, which were accounted for as discrete items, and fully recognized during the three months ended September 30, 2008.
11. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations as of September 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
				(In thousands)
Long-term debt obligations	$5,746,555	$971,555	$25,000	$—	$1,000,000	$—	$500,000	$3,250,000
Satellite-related obligations	923,941	96,947	123,744	75,894	52,044	52,044	52,044	471,224
Capital lease obligations	187,481	2,015	8,445	9,097	9,800	10,556	11,371	136,197
Operating lease obligations	104,600	10,986	40,153	19,567	13,743	7,731	4,546	7,874
Purchase obligations	1,500,077	1,159,827	246,749	43,651	14,859	15,334	15,827	3,830
Mortgages and other notes payable	47,051	840	4,102	4,140	4,372	4,619	4,180	24,798

Total	$8,509,705	$2,242,170	$448,193	$152,349	$1,094,818	$90,284	$587,968	$3,893,923

The table above does not include $137 million of liabilities associated with unrecognized tax benefits which were accrued under the provisions of FIN 48, discussed in Note 2, and are included on our Condensed Consolidated Balance Sheets as of September 30, 2008. Of this amount, it is reasonably possible that $103 million may be paid or settled within the next twelve months.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $535 million over the next eight years. In addition, during the first quarter of 2008, EchoStar entered into a satellite transponder service agreement with a third party for $535 million in payments through 2024, which we subleased from EchoStar and have also guaranteed. As of September 30, 2008, we have not recorded a liability on the balance sheet for any of these guarantees.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Contingencies
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).
The patents relate to certain systems and methods for transmission of digital data. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
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
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.” In September 2008, Datasec voluntarily dismissed its case without prejudice.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. In October 2008, we reached a settlement with Superguide which did not have a material impact on our results of operations.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. A hearing was held on Tivo’s motion for contempt on September 4, 2008 and we are waiting for a decision from the District Court.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, plus interest subsequent to the jury verdict.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on DISH Network. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $1.0 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
12. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Equipment leased to customers	$203,730	$230,221	$625,769	$652,222
Satellites*	21,581	64,347	71,596	184,580
Furniture, fixtures, equipment and other*	18,817	38,021	60,674	136,740
Identifiable intangible assets subject to amortization*	290	9,101	4,718	27,340
Buildings and improvements*	1,228	2,460	3,503	7,319

Total depreciation and amortization.	$245,646	$344,150	$766,260	$1,008,201

*	The period-over-period decreases in depreciation and amortization expense are primarily a result of the distribution of depreciable assets to EchoStar in connection with the Spin-off (see Note 1).

DISH NETWORK CORPORATION
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
DISH Network	$2,936,781	$2,716,006	$8,696,165	$8,001,394
ETC	—	49,136	—	118,721
All other	—	33,619	—	98,079
Eliminations	—	(4,434)	—	(18,874)

Total revenue	$2,936,781	$2,794,327	$8,696,165	$8,199,320

Net income (loss):
DISH Network	$91,895	$190,880	$686,363	$577,290
ETC	—	3,434	—	(5,806)
All other	—	5,366	—	9,535

Total net income (loss)	$91,895	$199,680	$686,363	$581,019

Geographic Information
Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United States and international customers. Following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one geographic region.

	United
	States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
As of September 30, 2008	$3,307,826	$—	$3,307,826

As of December 31, 2007	$5,182,587	$196,958	$5,379,545

Revenue
For the nine months ended September 30, 2008	$8,696,165	$—	$8,696,165

For the nine months ended September 30, 2007	$8,136,144	$63,176	$8,199,320

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
14. Related Party Transactions with EchoStar
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
Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with EchoStar pursuant to which we make certain of our officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by us, but also serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. In addition, Carl E. Vogel is employed as our Vice Chairman but also provides services to EchoStar as an advisor. EchoStar makes payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to such officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by our executive officers performing services for EchoStar under the management services agreement. EchoStar will also reimburse us for direct out-of-pocket costs incurred by us for management services provided to EchoStar. We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.

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
Real Estate Lease Agreement. During the three months ended September 30, 2008, we subleased space at 185 Varick Street, New York, New York to EchoStar for a period of approximately seven years. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.
“Satellite and transmission expenses — EchoStar”
Broadcast Agreement. We entered into a broadcast agreement with EchoStar, whereby EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services, thereby enabling us to deliver satellite television programming to subscribers. The broadcast agreement has a term of two years; however, we have the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we shall pay EchoStar a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.
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
“Cost of sales — subscriber promotion subsidies — EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. During the three and nine months ended September 30, 2008, we purchased set-top box and other equipment from EchoStar totaling $462 million and $1.134 billion, respectively. Of these amounts, $53 million and $116 million, respectively, are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Condensed Consolidated Statements of Operations. The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.
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

DISH NETWORK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“General and administrative — EchoStar”
Product Support Agreement. We need EchoStar to provide product support (including certain engineering and technical support services and IPTV functionality) for all receivers and related accessories that EchoStar has sold and will sell to us. As a result, we entered into a product support agreement, under which we have the right, but not the obligation, to receive product support services in respect of such receivers and related accessories. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon sixty days prior written notice.
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
Overview
We have historically positioned the DISH Network satellite television service as the leading low-cost provider of multi-channel pay TV services principally by offering lower cost programming packages. At the same time we have sought to offer high quality programming, best-in-class technology and superior customer service.
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
During the third quarter 2008, we experienced a net loss of 10,000 DISH Network subscribers. We believe this net loss resulted primarily from weak economic conditions, aggressive promotional offerings by our competition, our relative discipline in the amount of discounted programming or equipment we currently offer, the heavy marketing of HD service by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn.
Our distribution relationship with AT&T has been a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the nine months ended September 30, 2008. This distribution relationship will terminate on January 31, 2009. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be impaired, our churn may increase, and our results of operations may be adversely affected. In addition, approximately 1 million of our current subscribers were acquired through our distribution relationship with AT&T and these subscribers have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and AT&T and we are required to maintain bundled billing and cooperative customer service for these subscribers, we may still experience churn of these subscribers following termination of the AT&T distribution relationship.
Our operating costs grew faster than our revenues in the most recent quarter and we can provide no assurance that this trend will not continue in future periods. Market demand for more advanced technology equipment and a very competitive environment have caused us to increase our customer acquisition and retention costs. Customer equipment upgrades are the largest component of our retention activity. Increased upgrades were primarily driven by customer demand for HD and large capacity DVR receivers, and by our decision to transmit certain channels exclusively in MPEG-4. We believe the resulting increase in available satellite bandwidth outweighs the short-term cost of switching out equipment for some customers, which we expect to continue at least through the first half of 2009.
Furthermore, we have made and we will continue to make material investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.
Capital Requirements and Adverse Economic Conditions. Our ability to increase our income or to generate additional revenues will depend in part on our ability to identify and successfully exploit opportunities to acquire other businesses or technologies, enter into strategic partnerships and organically grow our business, including through the development of the 700MHz spectrum that we recently purchased. These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular,

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
current dislocations in the credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may increase our cost of financing and impair our liquidity position. In addition, these developments may cause us to defer or abandon new business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.
Furthermore, adverse economic conditions, including further deterioration in the credit and equity markets or wavering consumer confidence, could affect consumer demand for pay-TV services as consumers may delay purchasing decisions or reduce or reallocate discretionary spending. In addition, if we are unable to effectively scale in order to provide advanced customer premises equipment and programming offerings, we may have to devote substantial resources towards these internal initiatives rather than strategic and organic growth initiatives which could ultimately harm our business, financial condition and results of operations.
Liquidity Considerations. As of September 30, 2008, we had $972 million of cash and cash equivalents and $461 million of current marketable investment securities. On October 1, 2008, we redeemed the remaining balance of $972 million of our 5 3/4% Senior Notes due 2008, with existing cash and cash equivalents and current marketable investment securities. We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and marketable investment securities balances, cash generated from operations or through new additional capital. However, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to fund our working capital, capital expenditure and debt service requirements and support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, also cause us to defer or abandon profitable new business strategies that we would otherwise pursue if financing were available on acceptable terms.
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
DISH Network and EchoStar now operate as separate public companies, and neither entity has any ownership interest in the other. However, a majority of the voting power of the shares of both companies is controlled by our chief executive officer and chairman, Charles W. Ergen. In connection with the Spin-off, DISH Network entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which will have an impact in the future on several of our key operating metrics. We have entered into certain agreements with EchoStar subsequent to the Spin-off and we may enter into additional agreements with EchoStar in the future.
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
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” includes transponder leases and other related services. Prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services, which were previously performed internally.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

	For the Three Months
	Ended September 30,		Variance
	2008	2007	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$2,886,157	$2,699,018	$187,139	6.9
Equipment sales and other revenue	41,918	95,309	(53,391)	(56.0)
Equipment sales, transitional services and other revenue — EchoStar	8,706	—	8,706	NM

Total revenue	2,936,781	2,794,327	142,454	5.1

Costs and Expenses:
Subscriber-related expenses	1,534,133	1,384,632	149,501	10.8
% of Subscriber-related revenue	53.2%	51.3%
Satellite and transmission expenses — EchoStar	76,848	—	76,848	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — Other	7,651	50,253	(42,602)	(84.8)
% of Subscriber-related revenue	0.3%	1.9%
Equipment, transitional services and other cost of sales	69,315	66,745	2,570	3.9
Subscriber acquisition costs	437,766	400,624	37,142	9.3
General and administrative	147,582	151,409	(3,827)	(2.5)
% of Total revenue	5.0%	5.4%
Depreciation and amortization	245,646	344,150	(98,504)	(28.6)

Total costs and expenses	2,518,941	2,397,813	121,128	5.1

Operating income (loss)	417,840	396,514	21,326	5.4

Other Income (Expense):
Interest income	16,609	37,074	(20,465)	(55.2)
Interest expense, net of amounts capitalized	(101,802)	(96,251)	(5,551)	(5.8)
Other	(106,055)	(6,124)	(99,931)	NM

Total other income (expense)	(191,248)	(65,301)	(125,947)	NM

Income (loss) before income taxes	226,592	331,213	(104,621)	(31.6)
Income tax (provision) benefit, net	(134,697)	(131,533)	(3,164)	(2.4)
Effective tax rate	59.4%	39.7%

Net income (loss)	$91,895	$199,680	$(107,785)	(54.0)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.780	13.695	0.085	0.6
DISH Network subscriber additions, gross (in millions)	0.825	0.904	(0.079)	(8.7)
DISH Network subscriber additions (losses), net (in millions)	(0.010)	0.110	(0.120)	(109.1)
Average monthly subscriber churn rate	2.02%	1.94%	0.08%	4.1
Average monthly revenue per subscriber (“ARPU”)	$69.82	$66.01	$3.81	5.8
Average subscriber acquisition cost per subscriber (“SAC”)	$735	$646	$89	13.8
EBITDA	$557,431	$734,540	$(177,109)	(24.1)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of September 30, 2008, we had approximately 13.780 million DISH Network subscribers compared to approximately 13.695 million subscribers at September 30, 2007, an increase of 0.6%. DISH Network added approximately 825,000 gross new subscribers for the three months ended September 30, 2008, compared to approximately 904,000 gross new subscribers during the same period in 2007.
DISH Network lost approximately 10,000 net subscribers for the three months ended September 30, 2008, compared to adding approximately 110,000 net new subscribers during the same period in 2007. This decrease primarily resulted from the decrease in gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger subscriber base. Our percentage monthly subscriber churn for the three months ended September 30, 2008 was 2.02%, compared to 1.94% for the same period in 2007. Given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our earnings and free cash flow.
We believe our gross and net subscriber additions as well as our subscriber churn have been negatively impacted by weak economic conditions, aggressive promotional offerings by our competition, the heavy marketing of HD service offerings by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. We can not assure you that we will be able to increase our gross and net subscriber additions or reduce our subscriber churn. We may also be required to substantially increase our spending in order to increase our gross and net subscriber additions and reduce or prevent an increase in our subscriber churn.
Our gross and net subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages, including broader HD programming, and a larger number of HD and standard definition local channels, and more compelling consumer electronic products and services, including DVRs, video on demand services and receivers with multiple tuners. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
Even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to retain and sustain our historical net subscriber growth rates.
Our distribution relationship with AT&T has been a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the nine months ended September 30, 2008. This distribution relationship will terminate on January 31, 2009. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be impaired, our churn may increase, and our results of operations may be adversely affected. In addition, approximately 1 million of our current subscribers were acquired through our distribution relationship with AT&T and these subscribers have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and AT&T and we are required to maintain bundled billing and cooperative customer service for these subscribers, we may still experience churn of these subscribers following termination of the AT&T distribution relationship.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.886 billion for the three months ended September 30, 2008, an increase of $187 million or 6.9% compared to the same period in 2007. This increase was directly attributable to DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $69.82 during the three months ended September 30, 2008 versus $66.01 during the same period in 2007. The $3.81 or 5.8% increase in ARPU was primarily attributable to (i) price increases in February 2008 on some of our most popular programming packages, (ii) increased penetration of HD programming driven in part by the availability of HD local channels, (iii) an increase in hardware related fees, including fees for DVR, (iv) an increase in fees earned from our DishHOME Protection Plan, and (v) increased advertising revenue. This increase was partially offset by a decrease in revenues from our original agreement with AT&T.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $42 million during the three months ended September 30, 2008, a decrease of $53 million or 56.0% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off. During the three months ended September 30, 2007, our set-top box business that was distributed to EchoStar accounted for $62 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $9 million during the three months ended September 30, 2008. As previously discussed, “Equipment sales, transitional services and other revenue — EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.534 billion during the three months ended September 30, 2008, an increase of $150 million or 10.8% compared to the same period 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for programming content, customer retention, call center operations, in-home service, and the refurbishment and repair of receiver systems used in our equipment lease programs. Customer equipment upgrades are the largest component of our retention activity. Increased upgrades were primarily driven by customer demand for HD and large capacity DVR receivers, and by our decision to transmit certain channels exclusively in MPEG-4. We believe the resulting increase in available satellite bandwidth outweighs the short-term cost of switching out equipment for some customers, which we expect to continue at least through the first half of 2009. The increases related to call center operations and in-home service were driven in part by investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 53.2% and 51.3% of “Subscriber-related revenue” during the three months ended September 30, 2008 and 2007, respectively. The increase in this expense to revenue ratio primarily resulted from an increase in the costs mentioned above, partially offset by an increase in ARPU and a decrease in costs associated with our original agreement with AT&T.
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
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $77 million during the three months ended September 30, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost. The increase in satellite and transmission expenses for this leased satellite capacity is offset to some extent by lower depreciation expense as we no longer recognize depreciation on these satellites which are now owned by EchoStar.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $8 million during the three months ended September 30, 2008, a $43 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
Satellite and transmission expenses are likely to increase further to the extent we increase the size of our owned and leased satellite fleet, obtain in-orbit satellite insurance, increase our leased uplinking capacity and launch additional HD local markets and other new programming services.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $69 million during the three months ended September 30, 2008, an increase of $3 million or 3.9% compared to the same period in 2007. The increase primarily resulted from charges for obsolete inventory, additional costs related to our transitional services and other agreements with EchoStar, and an increase in other cost of sales. These increases were partially offset by the elimination of the cost of sales related to the distribution of our set-top box business.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
During the three months ended September 30, 2007, the costs associated with our set-top box business that was distributed to EchoStar accounted for $38 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $438 million for the three months ended September 30, 2008, an increase of $37 million or 9.3% compared to the same period in 2007. This increase was primarily attributable to an increase in SAC discussed below, partially offset by the decline in gross new subscribers.
SAC. SAC was $735 during the three months ended September 30, 2008 compared to $646 during the same period in 2007, an increase of $89, or 13.8%. This increase was primarily attributable to an increase in the number of DISH Network subscribers selecting higher priced advanced products, such as HD receivers, DVRs and receivers with multiple tuners, higher acquisition advertising costs and an increase in promotional incentives paid to our independent retailer network. Additionally, our equipment costs were higher during the three months ended September 30, 2008 as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.
During the three months ended September 30, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $169 million and $184 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
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
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended September 30, 2008 and 2007, these amounts totaled $34 million and $27 million, respectively.
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. The bandwidth benefits from MPEG-4 and 8PSK can be independently achieved. In addition, given that most of our HD content is broadcast in MPEG-4 and 8PSK, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may cause our subscriber acquisition and retention costs to increase. By the end of 2008, we expect that all new receivers that we purchase from third-party manufacturers will have MPEG-4 technology, but we will continue to refurbish and redeploy MPEG-2 receivers indefinitely.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies. See further discussion under “Liquidity and Capital Resources — Subscriber Retention and Acquisition Costs.”
General and administrative expenses. “General and administrative expenses” totaled $148 million during the three months ended September 30, 2008, a decrease of $4 million or 2.5% compared to the same period in 2007. This

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
decrease was primarily attributable to the reduction in headcount resulting from the Spin-off, partially offset by increased administrative costs to support the DISH Network. “General and administrative expenses” represented 5.0% and 5.4% of “Total revenue” during the three months ended September 30, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $246 million during the three months ended September 30, 2008, a decrease of $99 million or 28.6% compared to the same period in 2007. The decrease in “Depreciation and amortization” expense was primarily a result of the distribution to EchoStar of several satellites, uplink and satellite transmission assets, real estate and other assets in connection with the Spin-off.
Interest income. “Interest income” totaled $17 million during the three months ended September 30, 2008, a decrease of $20 million compared to the same period in 2007. This decrease principally resulted from lower total percentage returns earned on our cash and marketable investment securities during the third quarter of 2008.
Other. “Other” expense totaled $106 million during the three months ended September 30, 2008, an increase of $100 million compared to the same period in 2007. This increase primarily resulted from the $156 million impairment of marketable and non-marketable investment securities, partially offset by a $53 million gain on the sale of a non-marketable investment during the third quarter of 2008.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $557 million during the three months ended September 30, 2008, a decrease of $177 million or 24.1% compared to the same period in 2007. EBITDA for the three months ended September 30, 2008 was negatively impacted by the $100 million increase in “Other” expense, discussed above. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2008	2007
	(In thousands)
EBITDA	$557,431	$734,540
Less:
Interest expense (income), net	85,193	59,177
Income tax provision (benefit), net	134,697	131,533
Depreciation and amortization	245,646	344,150

Net income (loss)	$91,895	$199,680

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
Income tax (provision) benefit, net. Our income tax provision was $135 million during the three months ended September 30, 2008, an increase of $3 million compared to the same period in 2007. The increase was primarily due to an increase in our effective tax rate, and was partially offset by a decrease in “Income (loss) before income taxes.” The increase in our effective tax rate was primarily due to the establishment of valuation allowances against deferred tax assets related to the impairment of marketable and non-marketable investment securities, and was partially offset by reductions in our accrual for uncertain tax positions, which were accounted for as discrete items and fully recognized during the three months ended September 30, 2008.
Net income (loss). Net income was $92 million during the three months ended September 30, 2008, a decrease of $108 million compared to $200 million for the same period in 2007. The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

	For the Nine Months
	Ended September 30,		Variance
	2008	2007	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$8,572,163	$7,927,311	$644,852	8.1
Equipment sales and other revenue	95,755	272,009	(176,254)	(64.8)
Equipment sales, transitional services and other revenue — EchoStar	28,247	—	28,247	NM

Total revenue	8,696,165	8,199,320	496,845	6.1

Costs and Expenses:
Subscriber-related expenses	4,402,771	4,067,518	335,253	8.2
% of Subscriber-related revenue	51.4%	51.3%
Satellite and transmission expenses — EchoStar	232,798	—	232,798	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — Other	22,890	125,931	(103,041)	(81.8)
% of Subscriber-related revenue	0.3%	1.6%
Equipment, transitional services and other cost of sales	131,488	189,576	(58,088)	(30.6)
Subscriber acquisition costs	1,184,138	1,178,117	6,021	0.5
General and administrative	412,104	451,611	(39,507)	(8.7)
% of Total revenue	4.7%	5.5%
Depreciation and amortization	766,260	1,008,201	(241,941)	(24.0)

Total costs and expenses	7,152,449	7,020,954	131,495	1.9

Operating income (loss)	1,543,716	1,178,366	365,350	31.0

Other Income (Expense):
Interest income	44,082	98,917	(54,835)	(55.4)
Interest expense, net of amounts capitalized	(284,845)	(312,413)	27,568	8.8
Other	(124,583)	(24,099)	(100,484)	NM

Total other income (expense)	(365,346)	(237,595)	(127,751)	(53.8)

Income (loss) before income taxes	1,178,370	940,771	237,599	25.3
Income tax (provision) benefit, net	(492,007)	(359,752)	(132,255)	(36.8)
Effective tax rate	41.8%	38.2%

Net income (loss)	$686,363	$581,019	$105,344	18.1

Other Data:
DISH Network subscribers, as of period end (in millions)	13.780	13.695	0.085	0.6
DISH Network subscriber additions, gross (in millions)	2.308	2.644	(0.336)	(12.7)
DISH Network subscriber additions, net (in millions)	—	0.590	(0.590)	(100.0)
Average monthly subscriber churn rate	1.86%	1.70%	0.16%	9.4
Average monthly revenue per subscriber (“ARPU”)	$69.04	$65.42	$3.62	5.5
Average subscriber acquisition cost per subscriber (“SAC”)	$715	$652	$63	9.7
EBITDA	$2,185,393	$2,162,468	$22,925	1.1

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
DISH Network subscribers. DISH Network added approximately 2.308 million gross new subscribers for the nine months ended September 30, 2008, compared to approximately 2.644 million gross new subscribers during the same period in 2007. There was no net subscriber growth for the nine months ended September 30, 2008, compared to approximately 590,000 net subscribers added during the same period in 2007. This decrease primarily resulted from the decrease in gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger subscriber base. Our percentage monthly subscriber churn for the nine months ended September 30, 2008 was 1.86%, compared to 1.70% for the same period in 2007.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $8.572 billion for the nine months ended September 30, 2008, an increase of $645 million or 8.1% compared to the same period in 2007. This increase was directly attributable to DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $69.04 during the nine months ended September 30, 2008 versus $65.42 during the same period in 2007. The $3.62 or 5.5% increase in ARPU was primarily attributable to (i) price increases in February 2008 and 2007 on some of our most popular programming packages, (ii) increased penetration of HD programming driven in part by the availability of HD local channels, (iii) an increase in hardware related fees, including fees for DVR, (iv) an increase in fees earned from our DishHOME Protection Plan, and (v) increased advertising revenue. This increase was partially offset by a decrease in revenues from our original agreement with AT&T.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $96 million during the nine months ended September 30, 2008, a decrease of $176 million or 64.8% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off. During the nine months ended September 30, 2007, our set-top box business that was distributed to EchoStar accounted for $165 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $28 million during the nine months ended September 30, 2008. As previously discussed, “Equipment sales, transitional services and other revenue — EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.403 billion during the nine months ended September 30, 2008, an increase of $335 million or 8.2% compared to the same period in 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for programming content, customer retention, call center operations, in-home service and the refurbishment and repair of receiver systems used in our equipment lease programs. Customer equipment upgrades are the largest component of our retention activity. Increased upgrades were primarily driven by customer demand for HD and large capacity DVR receivers, and by our decision to transmit certain channels exclusively in MPEG-4. We believe the resulting increase in available satellite bandwidth outweighs the short-term cost of switching out equipment for some customers, which we expect to continue at least through the first half of 2009. The increases related to call center operations and in-home service were driven in part by investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 51.4% and 51.3% of “Subscriber-related revenue” during the nine months ended September 30, 2008 and 2007, respectively. The increase in this expense to revenue ratio primarily resulted from an increase in the costs mentioned above, partially offset by an increase in ARPU and a decrease in costs associated with our original agreement with AT&T.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $233 million during the nine months ended September 30, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost. The increase in satellite and transmission expenses for this leased satellite capacity is offset to some extent by lower depreciation expense as we no longer recognize depreciation on these satellites which are now owned by EchoStar.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $23 million during the nine months ended September 30, 2008, a $103 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $131 million during the nine months ended September 30, 2008, a decrease of $58 million or 30.6% compared to the same period in 2007. The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business to EchoStar in connection with the Spin-off, partially offset by additional costs related to our transitional services and other agreements with EchoStar, charges for obsolete inventory, and an increase in other cost of sales. During the nine months ended September 30, 2007, the costs associated with our set-top box business that was distributed to EchoStar accounted for $106 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.184 billion for the nine months ended September 30, 2008, an increase of $6 million or 0.5% compared to the same period in 2007. This increase was primarily attributable to an increase in SAC discussed below, partially offset by the decline in gross new subscribers.
SAC. SAC was $715 during the nine months ended September 30, 2008 compared to $652 during the same period in 2007, an increase of $63, or 9.7%. This increase was primarily attributable to an increase in the number of DISH Network subscribers selecting higher priced advanced products, such as HD receivers, DVRs and receivers with multiple tuners, higher acquisition advertising expense and an increase in promotional incentives paid to our independent retailer network. Additionally, our equipment costs were higher during the nine months ended September 30, 2008 as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.
During the nine months ended September 30, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled $467 million and $545 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the nine months ended September 30, 2008 and 2007, these amounts totaled $96 million and $63 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $412 million during the nine months ended September 30, 2008, a decrease of $40 million or 8.7% compared to the same period in 2007. This decrease was primarily attributable to the reduction in headcount resulting from the Spin-off, partially offset by increased administrative costs to support the DISH Network. “General and administrative expenses” represented 4.7% and 5.5% of “Total revenue” during the nine months ended September 30, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $766 million during the nine months ended September 30, 2008, a decrease of $242 million or 24.0% compared to the same period in 2007. The decrease in “Depreciation and amortization” expense was primarily a result of several satellites, uplink and satellite transmission assets, real estate and other assets distributed to EchoStar in connection with the Spin-off and the write-off of costs associated with discontinued software development projects in 2007.
Interest income. “Interest income” totaled $44 million during the nine months ended September 30, 2008, a decrease of $55 million compared to the same period in 2007. This decrease principally resulted from lower total percentage returns earned on our cash and marketable investment securities and lower average cash and marketable investment securities balances, compared to the same period in 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Interest expense, net of amounts capitalized. “Interest expense” totaled $285 million during the nine months ended September 30, 2008, a decrease of $28 million or 8.8% compared to the same period in 2007. This decrease primarily resulted from the reduction in interest expense associated with the 2007 debt redemption and the contribution of satellite capital leases to EchoStar in connection with the Spin-off, offset by an increase in interest expense related to the issuance of debt during 2008.
Other. “Other” expense totaled $125 million during the nine months ended September 30, 2008, an increase of $100 million compared to the same period in 2007. This increase primarily resulted from the $169 million impairment of marketable and non-marketable investment securities, partially offset by a $53 million gain on the sale of a non-marketable investment.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.185 billion during the nine months ended September 30, 2008, an increase of $23 million or 1.1% compared to the same period in 2007. EBITDA for the nine months ended September 30, 2008 was negatively impacted by the $100 million increase in “Other” expense discussed above. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
EBITDA	$2,185,393	$2,162,468
Less:
Interest expense (income), net	240,763	213,496
Income tax provision (benefit), net	492,007	359,752
Depreciation and amortization	766,260	1,008,201

Net income (loss)	$686,363	$581,019

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
Income tax (provision) benefit, net. Our income tax provision was $492 million during the nine months ended September 30, 2008, an increase of $132 million compared to the same period in 2007. The increase was primarily due to an increase in “Income (loss) before income taxes” and our effective tax rate. The increase in our effective tax rate was primarily due to the establishment of valuation allowances against deferred tax assets related to the impairment of marketable and non-marketable investment securities, and was partially offset by reductions in our accrual for uncertain tax positions, which were accounted for as discrete items and fully recognized during the nine months ended September 30, 2008.
Net income (loss). Net income was $686 million during the nine months ended September 30, 2008, an increase of $105 million compared to $581 million for the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of September 30, 2008 totaled $1.713 billion, including $180 million of restricted cash and marketable investment securities, compared to $2.961 billion, including $173 million of restricted cash and marketable investment securities as of December 31, 2007. The $1.248 billion decrease in restricted and unrestricted cash, cash equivalents and marketable investment securities was primarily related to (i) the contribution of approximately $1.5 billion of cash, cash equivalents and marketable investment securities to EchoStar in connection with the Spin-off, (ii) payments totaling $712 million relating to our 700 MHz wireless spectrum acquisition, (iii) the redemption of our $500 million 3% Subordinated Convertible Note due 2010, and (iv) the repurchases of 3.1 million shares of our Class A common stock for $82 million, partially offset by the issuance of debt during 2008 and the cash flow generated from operations. Subsequent to September 30, 2008, we redeemed the remaining balance of $972 million of our 5 3/4% Senior Notes due 2008, as previously discussed, and approximately $105 million of restricted cash was released from an escrow account to Tivo.
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and VRDNs. VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. As of September 30, 2008 and December 31, 2007, we held VRDNs with fair values of $113 million and $261 million, respectively.
We also have invested in auction rate securities (“ARS”) and mortgage backed securities (“MBS”), which are classified as available-for-sale securities and reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.
For our ARS and MBS investments, due to the lack of observable market quotes for identical assets, we utilize analyses that rely on Level 2 and/or Level 3 inputs. These inputs include observed prices on similar assets as well as our assumptions and estimates related to the counterparty credit quality, default risk underlying the security and overall capital market liquidity. The valuation of our ARS and MBS investments portfolio is subject to uncertainties that are difficult to estimate.
As of September 30, 2008, $75 million, net of tax, of unrealized losses were included in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets, as the result of the dislocation in the credit markets and temporary declines in the fair value for our ARS investments. We have established a full valuation allowance for the deferred tax assets associated with these capital losses. In addition, we continue to classify these investments totaling $92 million as noncurrent assets as we intend to hold these investments until they recover or mature.
As of September 30, 2008, $16 million, net of tax, of unrealized losses were included in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets, as a result of the dislocation in the credit markets and temporary declines in the fair value for our MBS investments. We have established a full valuation allowance for the tax asset associated with this capital loss. In addition, we continue to classify a portion of these investments totaling $8 million as noncurrent assets as we intend to hold these investments until they recover or mature.
We made a $712 million deposit for 700 MHz wireless licenses in an FCC auction. The FCC has not yet issued the licenses. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following discussion highlights our free cash flow and cash flow activities during the nine months ended September 30, 2008 compared to the same period in 2007.
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
During the nine months ended September 30, 2008 and 2007, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, subscriber growth, subscriber revenue, subscriber churn, subscriber acquisition costs, including amounts capitalized under our equipment lease programs, operating efficiencies, increases or decreases in purchases of property and equipment and other factors. Given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would negatively affect our earnings and free cash flow. In addition, our subscriber acquisition costs and SAC may materially increase or our ARPU may temporarily decrease to the extent that we introduce more aggressive subsidies or programming promotions in the future if we determine they are necessary to respond to competition, or for other reasons.
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
Free cash flow	$981,122	$826,622
Add back:
Purchases of property and equipment	844,265	1,070,033

Net cash flows from operating activities	$1,825,387	$1,896,655

The $155 million increase in free cash flow during the nine months ended September 30, 2008 compared to the same period in 2007 resulted from a decrease in “Purchases of property and equipment” of $226 million, or 21.1%, partially offset by a decrease in “Net cash flows from operating activities” of $71 million, or 3.8%.
The decrease in “Purchases of property and equipment” during the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to a decline in expenditures for satellite construction, and to a lesser extent a decline in overall corporate capital expenditures. Our future capital expenditures could increase or decrease depending on the strength of the economy, strategic opportunities or other factors. The decrease in “Net cash flows from operating activities” was primarily attributable to a decline in net income of $174 million, adjusted to exclude non-cash changes in “Depreciation and amortization” expense, “Deferred tax expense (benefit) and “Realized and unrealized losses (gains) on investments,” partially offset by an increase in cash resulting from changes in operating assets and liabilities of $109 million. This increase in cash resulting from the changes in operating assets and liabilities includes a $420 million increase in net amounts payable to EchoStar, partially offset by a decrease in other accounts payable of $267 million and an increase in current assets of $52 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
During the second quarter of 2008, we exhausted our federal net operating losses and currently pay cash taxes to the U.S. Government at the statutory rate of 35% of taxable income.
Subscriber Turnover
DISH Network lost approximately 10,000 net subscribers for the three months ended September 30, 2008, compared to adding approximately 110,000 net new subscribers during the same period in 2007. This decrease primarily resulted from the decrease in gross new subscribers, an increase in our subscriber churn rate, and churn on a larger subscriber base, as discussed in “Results of Operations” above.
Our distribution relationship with AT&T has been a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the nine months ended September 30, 2008. This distribution relationship will terminate on January 31, 2009. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be impaired, our churn may increase, and our results of operations may be adversely affected. In addition, approximately 1 million of our current subscribers were acquired through our distribution relationship with AT&T and these subscribers have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and AT&T and we are required to maintain bundled billing and cooperative customer service for these subscribers, we may still experience churn of these subscribers following termination of the AT&T distribution relationship.
Satellites
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by launching more HD local markets and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited. In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and cause us to expend a significant portion of our cash to acquire or lease additional satellite capacity.
Security Systems
Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content. However, our signal encryption has been compromised, and even though we continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult, theft of our signal is increasing. We cannot assure you that we will be successful in reducing or controlling theft of our service. During 2005, we replaced our smart cards in order to reduce theft of our service. However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service. Nevertheless, these security measures are short-term fixes and we remain susceptible to additional signal theft. During the third quarter 2008, we began implementing a plan to replace our existing smart cards to re-secure our system, which is expected to take approximately nine to twelve months to complete. While our existing smart cards installed in 2005 remain under warranty, we could incur operational period costs in excess of $50 million in connection with our smart card replacement program.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Stock Repurchases
Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the three and nine months ended September 30, 2008, we repurchased 3.1 million shares of our common stock for $82 million. In November 2008, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2009.
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
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. The bandwidth benefits from MPEG-4 and 8PSK can be independently achieved. In addition, given that most of our HD content is broadcast in MPEG-4 and 8PSK, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may cause our subscriber acquisition and retention costs to increase. By the end of 2008, we expect that all new receivers that we purchase from third-party manufacturers will have MPEG-4 technology, but we will continue to refurbish and redeploy MPEG-2 receivers indefinitely.
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
Obligations and Future Capital Requirements
Future maturities of our contractual obligations as of September 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$5,746,555	$971,555	$25,000	$—	$1,000,000	$—	$500,000	$3,250,000
Satellite-related obligations	923,941	96,947	123,744	75,894	52,044	52,044	52,044	471,224
Capital lease obligations	187,481	2,015	8,445	9,097	9,800	10,556	11,371	136,197
Operating lease obligations	104,600	10,986	40,153	19,567	13,743	7,731	4,546	7,874
Purchase obligations	1,500,077	1,159,827	246,749	43,651	14,859	15,334	15,827	3,830
Mortgages and other notes payable	47,051	840	4,102	4,140	4,372	4,619	4,180	24,798

Total	$8,509,705	$2,242,170	$448,193	$152,349	$1,094,818	$90,284	$587,968	$3,893,923

The table above does not include $137 million of liabilities associated with unrecognized tax benefits which were accrued under the provisions of FIN 48, previously discussed, and are included on our Condensed Consolidated Balance Sheets as of September 30, 2008. Of this amount, it is reasonably possible that $103 million may be paid or settled within the next twelve months.
We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and marketable investment securities balances, cash generated from operations or through new additional capital. However, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to fund our working capital, capital expenditure and debt service requirements and support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, also cause us to defer or abandon profitable new business strategies that we would otherwise pursue if financing were available on acceptable terms.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Interest on Long-Term Debt
As of September 30, 2008, expected future cash interest payments related to our debt are summarized in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt	$2,084,958	$141,333	$330,500	$330,000	$330,000	$266,250	$266,250	$420,625
Capital lease obligations	111,299	3,484	13,551	12,899	12,197	11,440	10,625	47,103
Mortgages and other notes payable	19,539	798	2,872	2,554	2,322	2,075	1,814	7,104

Total	$2,215,796	$145,615	$346,923	$345,453	$344,519	$279,765	$278,689	$474,832

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of September 30, 2008, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $1.713 billion. Of that amount, a total of $1.654 billion was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above; and (e) auction rate securities (“ARS”), mortgage-backed securities (“MBS”) and asset-backed securities. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
At September 30, 2008, all of the $1.654 billion was invested in fixed or variable rate instruments. The value of these investments can be impacted by interest rate fluctuations, but while an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Further, the value could be lowered by credit losses should economic conditions worsen, as discussed below. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the nine months ended September 30, 2008 of 3.2%. A decrease in interest rates does have the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $6 million in annual interest income.
Investments in Debt and Equity Securities
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and VRDNs. VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. As of September 30, 2008 and December 31, 2007, we held VRDNs with fair values of $113 million and $261 million, respectively.
We also have invested in ARS and MBS, which are classified as available-for-sale securities and reported at fair value. Recent events in the credit markets have reduced or eliminated current liquidity for certain of our ARS and MBS investments. The fair values of these securities are estimated utilizing a combination of comparable instruments and liquidity assumptions. These analyses consider, among other items, the collateral underlying the investments, credit ratings, and liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics.
For our ARS and MBS investments, due to the lack of observable market quotes for identical assets, we utilize analyses that rely on Level 2 and/or Level 3 inputs. These inputs include observed prices on similar assets as well as our assumptions and estimates related to the counterparty credit quality, default risk underlying the security and overall capital market liquidity. The valuation of our ARS and MBS investments portfolio is subject to uncertainties that are difficult to estimate.
As of September 30, 2008, $75 million, net of tax, of unrealized losses were included in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets, as the result of the dislocation in the credit markets and temporary declines in the fair value for our ARS investments. We have established a full valuation allowance for the deferred tax assets associated with these capital losses. In addition, we continue to classify these investments totaling $92 million as noncurrent assets as we intend to hold these investments until they recover or mature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
As of September 30, 2008, $16 million, net of tax, of unrealized losses were included in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets, as a result of the dislocation in the credit markets and temporary declines in the fair value for our MBS investments. We have established a full valuation allowance for the tax asset associated with this capital loss. In addition, we continue to classify a portion of these investments totaling $8 million as noncurrent assets as we intend to hold these investments until they recover or mature.
Marketable and Non-Marketable Investment Securities
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of September 30, 2008, we held strategic and financial debt and equity investments of public companies with a fair value of $54 million. A significant portion of these investments are highly speculative and consist of securities of a single issuer and the value of that portfolio therefore depends on the value of that issuer. During the nine months ended September 30, 2008, our strategic investments experienced volatility, which is likely to continue. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $5 million decrease in the fair value of that portfolio.
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
As of September 30, 2008, we had accumulated unrealized losses net of related tax effect of $100 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the nine months ended September 30, 2008, in accordance with our impairment policy, we recorded $148 million and $4 million in charges to earnings for “other than temporary” declines in the fair value of our marketable and non-marketable investment securities, respectively. In addition, during the nine months ended September 30, 2008, we recognized realized net gains on the sale of marketable investment securities of $3 million.
Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of September 30, 2008, a significant portion of our strategic investment portfolio consisted of securities of a single issuer and the value of that portfolio therefore depends on the value of that issuer. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value. During October 2008, the value of our strategic marketable investment securities of $54 million declined in excess of 40%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
Other Investment Securities
We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Our other investment securities consist of the following:

As of
September 30,
Other Investment Securities	2008
(In thousands)
Cost method	$15,794
Equity method	30,179
Fair value method	4,155

Total	$50,128

The decrease in other investment securities as of September 30, 2008 primarily resulted from the distribution of assets to EchoStar in connection with the Spin-off. In addition, during the nine months ended September 30, 2008, we recorded a $53 million gain on the sale of one of our non-marketable investment securities.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
The changes in the fair value and impairments of our other investment securities consist of the following:

For the Nine
Months Ended
September 30,
Other Investment Securities	2008
(In thousands)
Cost and equity method investments — impairments	$(16,673)
Fair value method investments — unrealized gains (losses), net	(7,249)

Total	$(23,922)

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
Fixed Rate Debt, Mortgages and Other Notes Payable
As of September 30, 2008, we had fixed-rate debt, mortgages and other notes payable of $5.794 billion on our Condensed Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $5.043 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt, and an analysis based on certain assumptions discussed below for our private debt. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $198 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2008, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $39 million.
Derivative Financial Instruments
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
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).
The patents relate to certain systems and methods for transmission of digital data. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
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
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.” In September 2008, Datasec voluntarily dismissed its case without prejudice.
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

PART II — OTHER INFORMATION — Continued
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
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

PART II — OTHER INFORMATION — Continued
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. In October 2008, we reached a settlement with Superguide which did not have a material impact on our results of operations.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. A hearing was held on Tivo’s motion for contempt on September 4, 2008 and we are waiting for a decision from the District Court.

PART II — OTHER INFORMATION — Continued
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, plus interest subsequent to the jury verdict.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on DISH Network. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $1.0 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
AT&T’s termination of its distribution agreement with us may reduce subscriber additions and increase churn.
Our distribution relationship with AT&T has been a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the nine months ended September 30, 2008. This distribution relationship will terminate on January 31, 2009. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be impaired, our churn may increase, and our results of operations may be adversely affected. In addition, approximately 1 million of our current subscribers were acquired through our distribution relationship with AT&T and these subscribers have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and AT&T and we are required to maintain bundled billing and cooperative customer service for these subscribers, we may still experience churn of these subscribers following termination of the AT&T distribution relationship.
If we fail to improve our operational efficiency and customer satisfaction, our business could be materially and adversely affected.
We have made and we will continue to make material investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.
Our operating results may be adversely affected by weakening economic conditions, including the recent downturn in the financial markets.
Our ability to grow or maintain our business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors adversely affecting the global and domestic economy. Unfavorable events in the economy, including a further deterioration in the credit and equity markets, could significantly affect consumer demand for our pay-TV services as consumers may delay purchasing decisions or reduce or reallocate their discretionary spending.
In addition, financial markets in the United States have been extremely volatile in recent months. As a result of concerns about the stability of the markets generally, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers such as us. Furthermore, the recent reduction in our stock price combined with the instability in the equity markets has made it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. These conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.
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

PART II — OTHER INFORMATION — Continued
EchoStar, or we are unable to obtain similar contracts from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.
We have made a substantial investment in 700 MHz wireless licenses and will be required to make significant additional investments to commercialize these licenses.
We made a $712 million deposit for 700 MHz wireless licenses in an FCC auction. The FCC has not yet issued the licenses. We will be required to make significant additional investments or partner with others to commercialize these licenses and satisfy FCC build-out requirements.
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
Furthermore, the fair values of wireless licenses may vary significantly in the future. In particular, valuation swings could occur if:
•	consolidation in the wireless industry allows or requires wireless carriers to sell significant portions of their wireless spectrum holdings, which could in turn reduce the value of our spectrum holdings; or

•	a sudden large sale of spectrum by one or more wireless providers occurs.
In addition, the fair value of wireless licenses could decline as a result of the FCC’s pursuit of policies, including auctions, designed to increase the number of wireless licenses available in each of our markets. If the fair value of our 700 MHz licenses were to decline significantly, the value of our 700 MHz licenses could be subject to non-cash impairment charges. We assess potential impairments to our indefinite-lived intangible assets, including our 700 MHz licenses annually to determine whether there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Estimates of the fair value of our 700 MHz licenses are based primarily on available market prices, including successful bid prices in FCC auctions and selling prices observed in wireless license transactions.
A portion of our short-term investment portfolio is invested in asset backed securities, auction rate securities, mortgage backed securities and special investment vehicles and as a result a portion of our portfolio has restricted liquidity. If the credit ratings of these securities we hold further deteriorate or the lack of liquidity in the marketplace becomes prolonged, we may be required to further adjust the carrying value of these investments through an impairment charge.
A portion of our investment portfolio is invested in asset backed securities, auction rate securities, mortgage backed securities and special investment vehicles. The markets associated with these investments have experienced greatly reduced liquidity in recent months and therefore have adversely affected our liquidity. Should the credit ratings of these securities further deteriorate, we may be required to record further impairment charges.
We may be required to raise and refinance indebtedness during unfavorable market conditions.
Our business plans may require that we raise additional debt to capitalize on our business opportunities. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable interest rates. We cannot predict with any certainty whether or not we will be impacted in the future by the current adverse credit market conditions which may adversely affect our ability to refinance our indebtedness or to secure additional financing to support our growth initiatives.

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
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations. For instance, our EchoStar II satellite experienced a failure that rendered the satellite a total loss. EchoStar II had been operating from the 148 degree orbital location primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. As a result of this failure we had to relocate all programming and other services previously broadcast from EchoStar II to Echostar I, the primary satellite at the 148 degree location.
We are subject to digital HD “carry-one-carry-all” requirements that will cause capacity constraints.
In order to provide any full-power analog local broadcast signal in any market today, we are required to retransmit all qualifying analog broadcast signals in that market (“carry-one-carry-all”). The digital transition in February 2009 will require all full-power broadcasters to cease transmission using analog signals and switch over to digital signals. The switch to digital will provide broadcasters significantly greater capacity to provide high definition and multi-cast programming. During March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. The digital transition will also require resource-intensive efforts by us to transition broadcast signals switching from analog to digital at the hundreds of local facilities we utilize across the nation to receive local channels and transmit them to our uplink facilities.
In addition, the FCC is now considering whether to require DBS providers to carry broadcast stations in both standard definition and high definition starting in 2010, in conjunction with the phased-in HD carry-one, carry-all requirements adopted by the FCC. If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station, which may force us to reduce the number of local markets served and limit our ability to meet competitive needs. We cannot predict the outcome or timing of that proceeding.

PART II — OTHER INFORMATION — Continued
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock from July 1, 2008 through September 30, 2008.

				Maximum Approximate
			Total Number of	Dollar Value of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (a)
	(In thousands, except share data)
July 1 - July 31, 2008	—	$—	—	$1,000,000
August 1 - August 31, 2008	—	$—	—	$1,000,000
September 1 - September 30, 2008	3,054,115	$26.82	3,054,115	$918,094

Total	3,054,115		3,054,115	$918,094

(a)	Our board of directors authorized the purchase of up to $1.0 billion of our Class A common stock on August 9, 2004. Prior to 2007, we purchased a total of 13.6 million shares of our Class A common stock for $374 million under this plan. During November 2007, our board of directors authorized an increase in the plan, such that we were authorized to repurchase up to an aggregate of $1.0 billion of our outstanding shares through and including December 31, 2008. In September 2008, we repurchased 3.1 million shares of our Class A common stock for $82 million under this plan. In November 2008, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $1.0 billion of our outstanding shares through and including December 31, 2009. Purchases under the program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase all of shares authorized for repurchase under this program and we may also enter into additional share repurchase programs authorized by our board of directors.

PART II — OTHER INFORMATION — Continued
Item 6. EXHIBITS
(a) Exhibits.

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1☐	Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C.

99.2☐	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C.

☐ Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH NETWORK CORPORATION
	By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Bernard L. Han
Bernard L. Han
Date: November 10, 2008		Executive Vice President and Chief Financial Officer (Principal Financial Officer)